Form 10-Q
period 2007-03-31
ACHILLION PHARMACEUTICALS INC
filed 2007-05-09
CIK 1070336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-33095

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

As of May 1, 2007, the registrant had 15,543,214 shares of Common Stock, $0.001 par value per share, outstanding.

Achillion Pharmaceuticals, Inc.

Balance Sheets

(in thousands, except per share amounts)

	March 31, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,754	$22,662
Marketable securities	43,188	39,904
Accounts receivable	989	796
Prepaid expenses and other current assets	1,332	1,502

Total current assets	57,263	64,864
Fixed assets, net	1,874	1,966
Deferred financing costs	53	59
Restricted cash	257	257

Total assets	$59,447	$67,146

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$3,623	$3,572
Accounts payable	2,806	2,633
Accrued expenses	3,382	2,639
Deferred revenue	3,128	2,830

Total current liabilities	12,939	11,674
Long-term debt, net of current portion	4,429	5,327
Accrued expenses, net of current portion	160	340
Deferred revenue	1,611	2,435

Total liabilities	19,139	19,776

Commitments

Stockholders’ Equity:
Common Stock, $.001 par value; 100,000 shares authorized: 15,543 and 15,535 shares issued and outstanding, respectively	16	16
Additional paid-in capital	171,219	170,650
Stock warrants	485	644
Stock subscription receivable	(25)	(50)
Accumulated deficit	(131,398)	(123,908)
Unrealized gain on marketable securities	11	18

Total stockholders’ equity	40,308	47,370

Total liabilities and stockholders’ equity	$59,447	$67,146

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2007	2006
Revenue	$1,550	$2,151

Operating expenses
Research and development	8,367	6,187
General and administrative	1,548	1,219

Total operating expenses	9,915	7,406

Loss from operations	(8,365)	(5,255)

Other income (expense)
Interest income	759	72
Interest expense	(265)	(189)

Net loss before tax benefits	(7,871)	(5,372)
Tax benefit	201	25

Net loss	(7,670)	(5,347)
Accretion of preferred stock dividends	—	(1,028)

Loss attributable to common stockholders	$(7,670)	$(6,375)

Basic and diluted net loss per share attributable to common stockholders (Note 2)	$(0.49)	$(12.52)

Weighted average shares used in computing basic and diluted net loss per share attributable to common stockholders	15,540	509

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statement of Stockholders’ Equity for the Three Months Ended March 31, 2007

(in thousands)

(unaudited)

	Common Stock		Additional Paid-In Capital	Stock Warrants	Stock Subscription Receivable	Accumulated Deficit	Unrealized Gain (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2006	15,535	16	170,650	644	(50)	(123,908)	18	47,370
Adoption of FASB Interpretation No. 48						180		180
Stock compensation	—	—	410		—	—	—	410
Issuance of common stock upon exercise of warrants	8	—	159	(159)	—	—	—	—
Repayment of stock subscriptions receivable	—	—	—	—	25	—	—	25
Unrealized (loss) on marketable securities	—	—	—	—	—	—	(7)	(7)
Net (loss)	—	—	—	—	—	(7,670)	—	(7,670)

Balances at March 31, 2007	15,543	$16	$171,219	$485	$(25)	$(131,398)	$11	$40,308

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities
Net loss	$(7,670)	$(5,347)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	194	236
Stock-based compensation	410	197
Noncash interest expense	29	—
Amortization of premium on securities	(527)	—
Changes in operating assets and liabilities:
Accounts receivable	(193)	(135)
Prepaid expenses and other current assets	170	(1,304)
Account payable	173	1,513
Accrued expenses and other liabilities	743	590
Deferred revenue	(526)	(1,189)

Net cash (used in) operating activities	(7,197)	(5,439)

Cash flows from investing activities
Purchase of property and equipment	(96)	—
Purchase of marketable securities	(15,764)	—
Maturities of marketable securities	13,000	—

Net cash (used in) investing activities	(2,860)	—

Cash flows from financing activities
Proceeds from issuance of Series C-2 Preferred Stock, net of issuance costs	—	4,656
Proceeds from repayment of stock subscription receivable	25	—
Repayments of notes payable	(876)	(422)

Net cash provided by (used in) financing activities	(851)	4,234

Net decrease in cash and cash equivalents	(10,908)	(1,205)
Cash and cash equivalents, beginning of period	22,662	9,583

Cash and cash equivalents, end of period	$11,754	$8,378

Supplemental disclosure of cash flow information
Cash paid for interest	$203	$128

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Notes to Financial Statements

(in thousands, except per share amounts)

1. Basis of Presentation

The accompanying unaudited condensed financial statements of Achillion Pharmaceuticals, Inc. (the “Company”) should be read in conjunction with the audited financial statements and notes as of and for the year ended December 31, 2006 included in the Company’s Annual report on Form 10-K filed with the SEC on March 29, 2007. The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information, in accordance with the instructions to Form 10-Q and the guidance in Article 10 of Regulation S-X. Accordingly, since they are interim financial statements, the accompanying financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. The accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

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

In the fourth quarter of 2006, the Company completed an initial public offering of 5,175 shares of its common stock, including the underwriters’ overallotment option that closed in November 2006, at a public offering price of $11.50 per share. Net proceeds to the Company were approximately $53,400, after deducting underwriting discounts and commissions and offering expenses. In connection with the Company’s initial public offering, the outstanding shares of Series A, Series B, Series C, Series C-1 and Series C-2 Convertible Preferred Stock (the “Preferred Stock”) were converted into 9,834 shares of common stock, including shares issued in satisfaction of $15,400 of accrued but unpaid dividends on the Preferred Stock as of October 31, 2006, the closing date of the initial public offering transaction.

2. Earnings (Loss) Per Share (“EPS”)

Basic EPS is calculated in accordance with SFAS No. 128, Earnings per Share, by dividing net income or loss attributable to common stockholders by the weighted average common stock outstanding. Diluted EPS is calculated in accordance with SFAS No. 128 by adjusting weighted average common shares outstanding for the dilutive effect of common stock options, warrants, convertible preferred stock and accrued but unpaid convertible preferred stock dividends. In periods where a net loss is recorded, no effect is given to potentially dilutive securities, since the effect would be antidilutive. Total securities that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive for the three months ended March 31, 2007 and 2006 were as follows (prior to consideration of the treasury stock method):

	Three Months Ended March 31,
	2007	2006
Options	1,212	865
Warrants	312	315
Convertible Preferred Stock, as converted	—	7,407
Accrued but unpaid Convertible Preferred Stock dividends	—	939

Total potentially dilutive securities outstanding	1,524	9,526

3. Collaboration Arrangement

In November 2004, the Company entered into a collaboration arrangement (the “Gilead Arrangement”) with Gilead Sciences Inc. (“Gilead”), which was amended in March 2007, to jointly develop and commercialize compounds for use in treating hepatitis C infection which inhibit viral replication through a specified novel mechanism of action. Commercialization efforts will commence under the arrangement only if such compounds are found to be commercially viable and all appropriate regulatory approvals have been obtained. In connection with this arrangement, Gilead paid to the Company $10,000 as payment for a non-refundable up-front license fee and 2,300 newly issued shares of Series C-1.

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

Gilead has agreed to make milestone payments to the Company upon the achievement of various defined clinical, regulatory and commercial milestones, such as regulatory approval in the United States, the European Union, or Japan. The Company could receive up to $157.5 million in development, regulatory and sales milestone payments, assuming the successful simultaneous development of a lead and back-up compound, and annual sales in excess of $600 million. The Company could also receive royalties on net sales of products.

The up-front payment of $10,000 was first allocated to the fair value of the Series C-1, as determined by management after considering a valuation analysis performed by an unrelated third-party valuation firm at the direction of the Company, in which each share of the Series C-1 was determined to be worth $0.88, or approximately $2,000 in aggregate. The remaining $8,000 balance of the $10,000 is being accounted for as a non-refundable up-front license fee. Due to certain provisions contained within the Gilead Arrangement relating to services to be performed on both the primary and backup compounds, as defined, the non-refundable up-front license fee, as well as any milestones achieved during the Research Period, including a $2,000 milestone received in 2005, will be accounted for under the proportionate performance model. Revenue recognized under a proportionate performance model will be limited by the aggregate cash received or receivable to date by the Company. Milestones achieved, if any, after the termination of the Research Period, will be recognized when the milestone is achieved as the Company has no further research or development obligations after the Research Period.

Under the Gilead Arrangement through March 31, 2007, agreed upon research or development expenses, including internal full-time equivalent (“FTE”) costs and external costs, incurred by both companies during the period up to proof-of-concept were borne equally by both parties. Prior to March 31, 2007, the Company was incurring the majority of those expenses and, therefore, was the net receiver of funds under this cost-sharing portion of the arrangement. Effective April 1, 2007, internal full-time equivalent costs are no longer subject to this cost-sharing arrangement. Instead, each party provides for the costs of their own full-time equivalents. External costs continue to be shared equally by both parties. The Company and Gilead also revised its joint research program to focus on next-generation NS4A antagonists. As a result, the Company extended the period over which its remaining obligations under the agreement would be completed. Accordingly, the period over which we recognize amounts received under the collaboration has been extended; resulting in lower revenue for the three month period ended March 31, 2007 than amounts recognized in previous quarters.

Payments of $250 and $515 were made by the Company to Gilead in connection with this collaboration for the three months ended March 31, 2007 and 2006, respectively, and have been recognized as a reduction in revenue.

Gilead has the right to terminate the Arrangement without cause upon 120 days written notice to the Company. Upon termination of the Arrangement for any reason, all cost share amounts due and payable through the date of termination shall be paid by the appropriate party and no previously paid amounts will be refundable.

During the three months ended March 31, 2007 and 2006, the Company recognized revenue of $1,515 and $2,063, respectively, under this collaboration agreement, of which $753 and $1,189, respectively, related to the recognition of the non-refundable fee and pre-proof-of-concept milestone under the proportionate performance model. The remaining $762 and $874 recognized during the three months ended March 31, 2007 and 2006, respectively, relate to FTE and other external costs billed under the collaboration, net of payments made to Gilead. Included in the accompanying balance sheets as of March 31, 2007 and December 31, 2006, is $989 and $772, respectively, of receivables resulting from this collaboration agreement and $4,739 and $5,265, respectively, of deferred revenue resulting from the up-front fee and the $2,000 milestone payment received during the Research Period and internal full-time equivalent (“FTE”) costs. In addition to Gilead’s rights to unilaterally terminate this agreement, each party has the right to terminate for material breach; however the Company may terminate for Gilead’s breach only on a market-by-market basis, and, if applicable, a product-by-product basis.

4. Marketable Securities

The Company classifies its entire investment portfolio as available for sale as defined in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. As of March 31, 2007 and December 31, 2006, the Company’s investment portfolio consisted of U.S. government and agency securities held by a major banking institution. The maturities of marketable securities of $43,188 and $39,904 at March 31, 2007 and December 31, 2006, respectively, are less than one year.

Securities are carried at fair value with the unrealized gains/losses reported as a separate component of stockholders’ equity. The unrealized gain (loss) from marketable securities was $11 and $18 at March 31, 2007 and December 31, 2006, respectively.

As of March 31, 2007, none of the Company’s investments were determined to be other than temporarily impaired.

5. Accrued Expenses

Current and long-term accrued expenses consist of the following:

	March 31, 2007	December 31, 2006
Accrued compensation	$562	$749
Accrued clinical trial expense	1,288	783
Accrued preclinical trial expense	258	213
Accrued licenses	100	100
Accrued rent expense	158	160
Accrued manufacturing and formulation	476	218
Accrued consulting expenses	135	218
Other taxes	–	180
Other accrued expenses	565	358

Total	$3,542	$2,979

Accrued clinical trial and preclinical expenses are comprised of amounts owed to third-party CROs, clinical investigators, laboratories and data managers for research and development work performed on behalf of the Company. At each period end the Company evaluates the accrued clinical trial expense balance based upon information received from each party and ensures that the estimated balance is reasonably stated based upon the information available to the Company. Such estimates are subject to change as additional information becomes available.

6. Long-Term Debt

Long-term debt consists of the following:

	March 31, 2007	December 31, 2006
CII Term Loan, payable in monthly installments of $13 through September 2010 with a final balloon payment of $686, with interest at 7.5% per annum	$995	$1,015
2002 CII Term Loan, payable in monthly installments of $6 through October 2007, with interest at 7.5% per annum	38	54
2002 Credit Facility, payable in monthly installments as the individual notes mature through January 2007, with interest ranging from 8.01% to 10.17% per annum	5	26
2003 Credit Facility, payable in monthly installments as the individual notes mature through May 2008, with interest ranging from 6.72% to 8.72% per annum	409	458
2005 Credit Facility, payable in monthly installments as notes mature through December 2009, with interest of 10.92% to 11.56% per annum	6,605	7,346

Total long-term debt	8,052	8,899
Less: current portion	(3,623)	(3,572)

Total long-term debt, net of current portion	$4,429	$5,327

7. Stock-Based Compensation

The Company’s 2006 stock incentive plan, or the 2006 plan, is administered by the Company’s Board of Directors and provides for the grant of incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights and other stock-based awards. The Company’s officers, employees, consultants, advisors and directors, and those of any subsidiaries, are eligible to receive awards under the 2006 plan; however, incentive stock options may only be granted to our employees. Options granted are exercisable for a period determined by the Company, but in no event longer than ten years from the date of the grant. Options generally vest ratably over four years. There were 772 shares available to be granted under our 2006 Stock Incentive Plan as of March 31, 2007.

A summary of the status of the Company’s stock option activity for the three months ended March 31, 2007 is presented in the table and narrative below:

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2007	1,208	$6.53
Granted	4	19.00

Outstanding at March 31	1,212	$6.58

Options exercisable at March 31	822	$2.74

Weighted-average fair value of options granted during the period		$12.62

Effective January 1, 2006, the Company adopted SFAS 123R, Share-Based Payment, which requires measurement and recognition of compensation expense for all stock-based awards made to employees and directors, including employee stock options and employee stock purchases under our 2006 Employee Stock Purchase Plan based on estimated fair values.

The Company utilizes the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of assumptions which determine the fair value of the stock-based awards. The assumptions used to value options granted are as follows:

	For the Three Months Ended
	March 31, 2007	March 31, 2006
Expected term of option	6.1 years	5 years
Expected volatility	70%	70%
Risk free interest rate	4.51%	4.30%
Expected dividend yield	0%	0%

Total compensation expense recorded in the accompanying statements of operations associated with option grants made to employees for the three months ended March 31, 2007 and 2006 was $372 and $161, respectively. The Company recorded no tax benefit related to these options since the Company currently maintains a full valuation allowance.

As of March 31, 2007, the intrinsic value of the options of the options outstanding was $2,806, of which $1,865 related to vested options and $941 related to unvested options. The intrinsic value for stock options is calculated based on the difference between the exercise prices of the underlying awards and the quoted stock price of our common stock as of the reporting date.

As of March 31, 2007, the total compensation cost related to nonvested options not yet recognized in the financial statements is approximately $4,728, net of estimated forfeitures, and the weighted average period over which it is expected to be recognized is 1.77 years.

The Company also occasionally grants stock option awards to consultants. Such grants are accounted for pursuant to EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and, accordingly, the Company recognizes compensation expense equal to the fair value of such awards and amortizes such expense over the performance period. Total expense for the three months ended March 31, 2007 and 2006 was $3 and $35, respectively.

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

The Company measures the fair value of issuances under the employee stock purchase plan using the Black-Scholes option pricing model at the end of each reporting period. The compensation cost for the 2006 ESPP Plan consists of the discount (15% of the grant date stock price) and the fair value of the option features. The Black-Scholes model requires the use of assumptions that determine the fair value of the stock-based awards. The assumptions used to value issuances under the 2006 ESPP Plan are similar to those used to value stock options except that the expected term is six months.

For the three months ended March 31, 2007, the Company did not issue any shares associated with the 2006 ESPP Plan. However, the Company recorded compensation expense of $36 for the three months ended March 31, 2007. As of March 31, 2007, all 250 shares remained available for future issuance under the 2006 ESPP Plan.

8. Income Taxes

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

Effective January 1, 2007, the Company adopted FASB issued Interpretation No.48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No.109 (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not file a return in a particular jurisdiction). Under FIN 48, the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts.

The IRS could challenge tax positions taken by the Company for the periods for which there are open tax years. The Company is open to challenge for the periods of 1998 through 2006 from federal and the State of Connecticut jurisdictions.

As a result of implementation of FIN 48, the Company recognized a decrease of $180 in its liability for uncertain tax positions, which was accounted for as a decrease to the January 1, 2007 accumulated deficit. The Company did not have any unrecognized tax benefits as of the date of adoption or March 31, 2007.

At December 31, 2006, the Company’s federal and state net operating loss carryforwards, or NOLs, were approximately $101,201 and $102,709, respectively, and the Company had gross deferred income tax assets of approximately $49,069, which result primarily from the federal and state NOL and tax credit carryforwards. In accordance with Statement of Financial Standards No. 109 “Accounting for Income Taxes” (SFAS 109), the Company maintains a full valuation allowance against its deferred tax assets and liabilities.

Utilization of the NOL and research and development credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to changes in ownership of the Company that have occurred previously or that could occur in the future. These ownership changes may limit the amount of NOL and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since the Company’s formation, the Company has raised capital through the issuance of capital stock on several occasions which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382. Due to the significant complexity and cost associated with a change in control study, and because there could be additional changes in control in the future, the Company has not assessed whether there has been one or more changes in control since the Company’s formation. If the Company has experienced a change of control at any time since Company formation, utilization of its NOL or research and development credit carryforwards would be subject to an annual limitation under Section 382. Any limitation may result in expiration of a portion of the NOL or research and development credit carryforwards before utilization which would reduce the Company’s gross deferred tax assets.

The Company does not have any interest or penalties accrued related to tax positions as it does not have any unrecognized tax benefits. In the event the Company determines that accrual of interest or penalties is necessary in the future, the amount will be presented as a component of income taxes.

9. Recently Issued Accounting Pronouncements

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits an entity to elect to report many financial assets and liabilities at fair value. Entities electing the fair value option would be required to recognize changes in fair value in earnings and are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. The initial adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company is currently evaluating the impact, if any, of FAS 159 on its Financial Statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. All statements other than statements relating to historical matters (including statements to the effect that we “believe,” “expect,” “anticipate,” “plan,” “target” and similar expressions) should be considered forward-looking statements. Our actual results could differ materially from those discussed in the forward-looking statements as a result of a number of important factors, including factors discussed in this section and elsewhere in this quarterly report on Form 10-Q, including those discussed in Item 1A of this report under the heading “Risk Factors,” and the risks discussed in our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as the date hereof. We assume no obligation to update these forward-looking statements to reflect events or circumstances that arise after the date hereof.

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

We have devoted and are continuing to devote substantially all of our efforts toward product research and development. We have incurred losses of $117 million from inception through March 31, 2007 and had an accumulated deficit of $131 million through March 31, 2007. Our net losses were $7.7 million and $5.3 million for the three months ended March 31, 2007 and 2006, respectively.

In the fourth quarter of 2006, we completed an initial public offering of 5,175,000 shares of common stock at a price of $11.50 per share, which includes the exercise of the underwriters’ over-allotment option. Proceeds to us from the offering were approximately $53.4 million, net of underwriting discounts and commissions and offering expenses.

Financial Operations Overview

Revenue

To date, we have not generated revenue from the sale of any drugs. The majority of our revenue recognized to date has been derived from our collaboration with Gilead Sciences to develop compounds for use in treating chronic hepatitis C. During the three months ended March 31, 2007 and 2006, we recognized $1.5 million and $2.2 million, respectively, under this collaboration agreement.

Upon initiating our collaboration with Gilead Sciences, we received a payment of $10.0 million, which included an equity investment by Gilead Sciences determined to be worth approximately $2.0 million. We are accounting for the remaining $8.0 million as a nonrefundable up-front fee and recognizing it under the proportionate performance model. Revenue under the proportionate performance model is recognized as our effort under the collaboration is incurred. When our performance obligation is complete, we will recognize milestone payments, if any, when the corresponding milestone is achieved. We will recognize royalty payments, if any, upon product sales.

Research and development expenses under our collaboration with Gilead Sciences, including internal full-time equivalent costs and external research costs, incurred by both companies prior to proof-of-concept, were borne equally by both parties through March 31, 2007. As we were providing the majority of those services and were incurring the majority of those expenses, we were the net recipient of funds under this cost-sharing portion of the arrangement and therefore recognize the reimbursed costs as revenue rather than research expense. We are recognizing payments made by us to Gilead Sciences in connection with this collaboration as a reduction of revenue. Effective April 1, 2007, internal full-time equivalent costs are no longer subject to this cost-sharing arrangement. Instead, each party provides for the costs of their own full-time equivalents. We expect that the relative full-time equivalent efforts of each of Achillion and Gilead Sciences will remain approximately one-half of total efforts. We continue to equally share external research costs with Gilead Sciences.

We have also recognized revenue under a Small Business Innovation Research, or SBIR, grant by the National Institutes of Health, or NIH, related to our HIV capsid research program. During the three months ended March 31, 2007 and 2006 we recognized $35,000 and $88,000, respectively, in revenue under this grant.

Research and Development

Our research and development expenses reflect costs incurred for our proprietary research and development projects as well as costs for research and development projects conducted as part of collaborative arrangements we establish. These costs consist primarily of salaries and benefits for our research and development personnel, costs of services by clinical research organizations, other outsourced research, materials used during research and development activities, facility-related costs such as rent and utilities associated with our laboratory and clinical development space, and operating supplies. We expect research and development costs to increase significantly over the next several years as our drug development programs progress.

We have established our drug candidate pipeline through our internal discovery capabilities and through the in-licensing of an attractive drug candidate. Through these efforts we have identified and are developing candidates in the following areas:

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

•

NS4A Antagonists for Chronic Hepatitis C Infection. In our second preclinical-stage program, we are evaluating drug candidates with a unique mechanism of action for the treatment of chronic hepatitis C in collaboration with Gilead Sciences.

All costs associated with internal research and development, and research and development services for which we have externally contracted, are expensed as incurred. Our research and development expenses are outlined in the table below.

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
	(in thousands)
Direct external costs:
Elvucitabine	$2,655	$1,559
ACH-702	1,620	402
NS4A Antagonist (including ACH-806)	966	1,274

	5,241	3,235

Direct internal personnel costs	1,934	1,649

Sub-total direct costs	7,175	4,884

Indirect costs and overhead	1,192	1,303

Total research and development	$8,367	$6,187

Currently, we are conducting two phase II clinical trials with elvucitabine and preclinical studies with ACH-702. We and our collaborator, Gilead Sciences, recently discontinued a proof-of-concept clinical trial for ACH-806, an NS4A antagonist we were previously evaluating for the treatment of chronic hepatitis C, and are currently completing our assessment of new lead candidates in order to nominate one for clinical development. From the inception of each respective program through March 31, 2007, we incurred approximately $35.1 million in total costs for elvucitabine, approximately $14.9 million in total costs for ACH-702 and approximately $26.3 million in total costs for our NS4A antagonist program (including ACH-806). These figures include our internal research and development personnel costs and related facilities overhead. We expect our research and development costs to increase substantially in the foreseeable future. We currently estimate that the clinical trial costs for two phase III clinical trials of elvucitabine in different HIV populations will be approximately $48.0 million, exclusive of the internal personnel costs associated with conducting these trials. We estimate that the costs associated with completing preclinical studies and phase I clinical trials with ACH-702 will be approximately $3.0 million, exclusive of the internal personnel costs associated with conducting these studies and trials. We anticipate that the costs associated with preclinical development through proof-of-concept of our next generation NS4A antagonist will be approximately $3.7 million, exclusive of internal personnel costs. This amount represents one-half of the external costs associated with those activities, as we share such external costs with Gilead Sciences.

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

We believe the following critical accounting policies affect management’s more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition

We recognize revenue from contract research and development and research progress payments in accordance with Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, or SAB 104, and Financial Accounting Standards Board, or FASB, Emerging Issue Task Force, or EITF, Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, or EITF 00-21. Revenue-generating research and development collaborations are often multiple element arrangements, providing for a license as well as research and development services. Such arrangements are analyzed to determine whether the deliverables, including research and development services, can be separated or whether they must be accounted for as a single unit of accounting in accordance with EITF 00-21. We recognize upfront license payments as revenue upon delivery of the license only if the license has standalone value and the fair value of the undelivered performance obligations can be determined. If the fair value of the undelivered performance obligations can be determined, such obligations would then be accounted for separately as performed. If the license is considered to either (1) not have standalone value or (2) have standalone value but the fair value of any of the undelivered performance obligations cannot be determined, the arrangement would then be accounted for as a single unit of accounting and the upfront license payments are recognized as revenue over the estimated period of when our performance obligations are performed.

When we determine that an arrangement should be accounted for as a single unit of accounting, we must determine the period over which the performance obligations will be performed and revenue related to upfront license payments will be recognized. Revenue will be recognized using either a proportionate performance or straight-line method. We recognize revenue using the proportionate performance method provided that we can reasonably estimate the level of effort required to complete our performance obligations under an arrangement and such performance obligations are provided on a best-efforts basis. Direct labor hours or full-time equivalents are typically used as the measure of performance. Under the proportionate performance method, periodic revenue related to upfront license payments is recognized as the percentage of actual effort expended in that period to total effort expected for all of our performance obligations under the arrangement. Significant management judgment is required in determining the level of effort required under an arrangement and the period over which we expect to complete our related performance obligations. In the event that a change in estimate occurs, the change will be accounted for using the cumulative catch-up method, which provides for an adjustment to revenue in the current period. Estimates of our level of effort may change in the future, resulting in a material change in the amount of revenue recognized in future periods. The Company and Gilead revised its joint research program in early 2007 to focus on next-generation NS4A antagonists. As a result, the Company extended the period over which its remaining obligations under the agreement would be completed. Accordingly, the period over which we recognize amounts received under the collaboration has been extended; resulting in lower revenue for the three month period ended March 31, 2007.

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

Stock-Based Compensation – Employee Stock-Based Awards

Effective January 1, 2006, we adopted the Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123R, which requires measurement and recognition of compensation expense for all stock-based awards made to employees and directors, including employee stock options and employee stock purchases under our 2006 Employee Stock Purchase Plan based on estimated fair values. SFAS 123R supersedes our previous method of accounting under APB 25. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107, or SAB 107, providing supplemental guidance for SFAS 123R implementation. We have applied the provisions of SAB 107 in our adoption of SFAS 123R.

We primarily grant qualified stock options for a fixed number of shares to employees with an exercise price equal to the market value of the shares at the date of grant. Under the fair value recognition provisions of SFAS No. 123R, stock-based compensation cost is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized during the three months March 31, 2007 and 2006 includes compensation expense for stock-based awards granted prior to, but not yet vested as of December 31, 2005, based on the fair value on the grant date estimated in accordance with the pro forma provisions of SFAS 123. Compensation expense also includes amounts related to the stock-based awards granted subsequent to December 31, 2005, based on the fair value on the grant date, estimated in accordance with the provisions of SFAS 123R.

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

Stock-Based Compensation – Non-Employee Stock-Based Awards

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

Income Taxes

Effective January 1, 2007, we adopted FASB issued Interpretation No.48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No.109, or FIN 48. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return (including a decision whether to file or not file a return in a particular jurisdiction). Under FIN 48, the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

As a result of implementation of FIN 48, we recognized a decrease of $180 in our liability for uncertain tax positions, which was accounted for as a decrease to the January 1, 2007 accumulated deficit. We do not have any unrecognized tax benefits as of the date of adoption or March 31, 2007. We review all tax positions to ensure the tax treatment selected is sustainable based on its technical merits and that the position would be sustained if challenged.

Results of Operations

Results of operations may vary from period to period depending on numerous factors, including the timing of payments received under existing or future strategic alliances, joint ventures or financings, if any, the progress of our research and development projects, technological advances and determinations as to the commercial potential of proposed products.

Comparison of Three Months Ended March 31, 2007 and 2006

Revenue. Revenue was $1.6 million and $2.2 million for the three months ended March 31, 2007 and 2006, respectively. The decrease in revenue in 2007 is primarily due to a significant change in estimate of our remaining performance obligations as of December 31, 2006, under our collaboration with Gilead. In February 2007, we announced our decision to discontinue further development of ACH-806 and we revised our research program with Gilead to focus on next-generation NS4A antagonists. Although ACH-806 demonstrated positive antiviral activity in human patients infected with HCV, it also demonstrated early signs of elevated serum creatinine, a marker of kidney function. As a result, our efforts under the collaboration, which were previously estimated to be complete in March 2007, will extend through 2008. In addition, in March 2007, we and Gilead Sciences entered into an amendment of our collaboration agreement pursuant to which we continue to equally share external costs, but effective April 1, 2007, each party bears the costs of their respective full-time equivalents. Accordingly, the period over which we recognize amounts received under the collaboration has been extended, reducing revenue for the three month period ended March 31, 2007.

	Three Months Ended March 31,
	2007	2006	Change
	(in thousands)
Amortization of up-front and milestone payments	$753	$1,189	$(436)
Cost-sharing revenue	762	874	(112)
Grant revenue	35	88	(53)

Total revenue	$1,550	$2,151	$(601)

Through the completion of our performance obligations in 2008, we expect to recognize additional revenue of approximately $4.7 million, offset by any payments we are obligated to make to Gilead in satisfaction of external costs paid by Gilead Sciences under our external cost-sharing agreement. It is possible that we will recognize negative revenue in future quarters based upon the timing of our performance under the collaboration, and on the timing and magnitude of external costs borne by Gilead Sciences.

Research and development expenses. Research and development expenses were $8.4 million and $6.2 million for the three months ended March 31, 2007 and 2006, respectively. The approximate $2.2 million increase from 2006 to 2007 was the result of: (i) increased personnel costs for our research and development staff, including an increase in headcount as well as increased wages, combined with the recognition of non-cash stock based compensation required with our adoption of FAS 123R and (ii) the costs associated with three clinical trials with elvucitabine during 2007, which had longer duration and greater number of patients than those conducted in the same period in 2006. We expect that research and development expenses will continue to increase as we complete our phase II clinical program for elvucitabine, enter human clinical trials for ACH-702 and continue our preclinical and research work for our NS4A antagonists. Research and development expenses for the three months ended March 31, 2007 and 2006 are comprised as follows:

	Three Months Ended March 31,		Change
	2007	2006
	(in thousands)
Personnel costs	$1,779	$1,582	$197
Stock based compensation	158	86	72
Outsourced research and supplies	5,334	3,357	1,977
Professional and consulting fees	325	399	(74)
Facilities costs	677	678	(1)
Travel and other costs	94	85	9

Total	$8,367	$6,187	$2,180

General and administrative expenses. General and administrative expenses were $1.5 and $1.2 million for the three months ended March 31, 2007 and 2006, respectively. The $0.3 million increase from 2006 to 2007 was primarily due to the recognition of non-cash stock based compensation required with our adoption of FAS 123R, combined with increased capital based taxes and insurance premiums. We expect that general and administrative expenses will increase in the future due to increased payroll, expanded infrastructure, increased consulting, legal, accounting and investor relations expenses associated with being a public company. General and administrative expenses for the three months ended March 31, 2007 and 2006 are comprised as follows:

	Three Months Ended March 31,		Change
	2007	2006
	(in thousands)
Personnel costs	$528	$490	$38
Stock based compensation	253	111	142
Professional and consulting fees	336	345	(9)
Facilities costs	265	193	72
Travel and other costs	166	80	86

Total	$1,548	$1,219	$329

Interest income (expense). Interest income was $759,000 and $72,000 for the three months ended March 31, 2007 and 2006, respectively. The $687,000 increase from 2006 to 2007 was primarily due to increased average cash balances due to the receipt of $18.4 million in proceeds from our Series C-2 financing in March and May of 2006 and $53.4 million in net proceeds from our initial public offering in October 2006. Interest expense was $265,000 and $189,000 for the three months ended March 31, 2007 and 2006, respectively. The $76,000 increase from 2006 to 2007 was primarily attributable to a draw down from the 2005 credit facility in May 2006.

Tax benefit. The State of Connecticut provides companies with the opportunity to forego certain research and development tax credit carryforwards in exchange for cash. The program provides for such exchange of the research and development credits at a rate of 65% of the annual incremental and non-incremental research and development credits, as defined. The amount of tax benefit we recognized in connection with this exchange program was $209,000 and $25,000 for the three months ended March 31, 2007 and 2006, respectively. The $184,000 increase from 2006 to 2007 was due to the anticipated overall incremental increase in research and development costs for the year, resulting primarily from the lack of reimbursement for internal full-time equivalent costs from Gilead Sciences, under our amended agreement which was effective April 1, 2007.

Accretion of preferred stock dividends. Accretion of preferred stock dividends was $1 million for the three months ended March 31, 2006. The $1 million decrease from 2006 to 2007 was due to the lack of dividends accruing following conversion of our preferred stock into common stock upon the completion of our initial public offering in October 2006.

Liquidity and Capital Resources

Since our inception in August 1998, we have financed our operations primarily through our initial public offering, the issuance of our convertible preferred stock and borrowings under debt facilities, as well as through receipts from our collaboration with Gilead Sciences. Through March 31, 2007, we had received approximately $161.2 million in aggregate net proceeds from stock issuances, $17.3 million from Gilead Sciences under our collaboration agreement with them and approximately $15.9 million under the following debt facilities:

Lender	Date	Interest Rate (per annum)	Principal Amount	Maturity Date
Connecticut Innovations, Inc.	November 2000	7.5%	$1,400,000	September 2010
Connecticut Innovations, Inc.	May 2002	7.5%	$278,000	October 2007
General Electric Capital Corporation	March 2002	8.01%-10.17%	$3,264,182	March 2005-May 2007
Webster Bank	May 2003	6.72%-9.27%	$972,185	June 2006-Dec 2009
Oxford Finance Corporation	December 2005	10.92%	$2,500,000	November 2008
General Electric Capital Corporation	December 2005	10.92%	$2,500,000	November 2008
Oxford Finance Corporation	May 2006	11.56%	$2,500,000	April 2009
General Electric Capital Corporation	May 2006	11.56%	$2,500,000	April 2009

The amounts reflected above represent original maturities under our debt agreements. As of March 31, 2007, our debt balance due to borrowings is $8.1 million.

We had $54.9 million and $62.6 million in cash, cash equivalents and marketable securities as of March 31, 2007 and December 31, 2006, respectively.

Cash used in operating activities was $7.2 million for the three months ended March 31, 2007 and was primarily attributable to our $7.7 million net loss, primarily offset by an increase in working capital and non-cash charges related to depreciation, amortization and non-cash stock based compensation. Cash used in operating activities was $5.4 million for the three months ended March 31, 2006 and was primarily attributable to our $5.3 million net loss, partially offset by non-cash charges such as depreciation, amortization and non-cash interest expense combined with our increase in accounts payable.

Cash used in investing activities was $2.9 million for the three months ended March 31, 2007 and was primarily attributable to the purchase of marketable securities offset by maturities of marketable securities.

Cash used in financing activities was $851,000 for the three months ended March 31, 2007 and was primarily attributable to $876,000 used for repayments of debt. Cash provided by financing activities was $4.2 million for the three months ended March 31, 2006 and was primarily attributable to the receipt of $4.7 million in net proceeds from the sale of series C-2 convertible preferred stock.

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

We received net proceeds of $53.4 million from our initial public offering. We expect to use the majority of the net proceeds of this offering as follows:

•

approximately $20.7 million to complete the current phase II clinical trials of elvucitabine and to further our clinical development into phase III clinical trials, if supported by favorable data from the phase II trials, including approximately $3.7 million of external costs related to current phase II clinical trials.

•	approximately $1.5 million to complete the preclinical development of ACH-702, followed by approximately $11.5 million to fund further clinical development of ACH-702;

•	approximately $3.7 million to support our share of HCV program development external costs pursuant to our collaboration with Gilead Sciences through the proof-of-concept stage of one compound; and

•	approximately $16.0 million to support research activities over the 24 months following our initial public offering on other HIV, chronic hepatitis C and antibacterial drug candidates.

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

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No.157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The standard is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We do not believe that its adoption in the first quarter of 2008 will have a material impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits an entity to elect to report many financial assets and liabilities at fair value. Entities electing the fair value option would be required to recognize changes in fair value in earnings and are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. The initial adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. We are currently evaluating the impact, if any, of FAS 159 on our Financial Statements.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a–15(d) and 15d–15(d) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 1A.	RISK FACTORS

You should carefully consider the risks described below in addition to the other information contained in this report, before making an investment decision. Our business, financial condition or results of operations could be harmed by any of these risks. The risks and uncertainties described below are not the only ones we face. Additional risks not currently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations. We have not made any material changes to the risk factors previously disclosed in our Annual Report on Form-K for the fiscal year ended December 31, 2006.

Risks Related to Our Business

We have a limited operating history and have incurred a cumulative loss since inception. If we do not generate significant revenues, we will not be profitable.

We have incurred significant losses since our inception in August 1998. At March 31, 2007, our accumulated deficit was approximately $131 million. We have not generated any revenue from the sale of drug candidates to date. We expect that our annual operating losses will increase substantially over the next several years as we expand our research, development and commercialization efforts, including:

•	completing the phase II clinical trials for elvucitabine and, if supported by favorable data from the phase II clinical trials, moving into pivotal phase III clinical trials;

•	advancing our NS4A antagonist program through clinical candidate nomination, preclinical testing and completion of proof-of-concept;

•	advancing ACH-702 through preclinical testing, submitting an IND application to the Food and Drug Administration, or FDA, and beginning a phase I clinical trial; and

•	continuing to advance our other research and discovery programs in HIV and HCV, and identifying other infectious disease drug candidates.

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

We believe that our existing cash and cash equivalents will be sufficient to support our current operating plan through at least the next twelve months. However, our operating plan may change as a result of many factors, including:

•	the costs involved in the preclinical and clinical development and manufacturing of elvucitabine, and ACH-702;

•	the costs involved in the preclinical and clinical development of NS4A antagonists, certain portions of which we share with Gilead;

•	the costs involved in obtaining regulatory approvals for our drug candidates;

•	the scope, prioritization and number of programs we pursue;

•	the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent and other intellectual property claims;

•	the costs associated with manufacturing our drug candidates;

•	our ability to enter into corporate collaborations and the terms and success of these collaborations;

•	our acquisition and development of new technologies and drug candidates; and

•	competing technological and market developments currently unknown to us.

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

We may seek additional financing through a combination of private and public equity offerings, debt financings and collaboration, strategic alliance and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted, and the terms may include adverse liquidation or other preferences that adversely affect the rights of a stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration, strategic alliance and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or drug candidates, or grant licenses on terms that are not favorable to us.

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

In addition, we may experience numerous unforeseen events during, or as a result of, preclinical testing and the clinical trial process that could delay or prevent our ability to receive regulatory approval or commercialize our drug candidates, including:

•	regulators or Institutional Review Boards, or IRBs, may not authorize us to commence a clinical trial or conduct a clinical trial at a prospective trial site;

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

We, and a number of other companies in the pharmaceutical and biotechnology industries, have suffered significant setbacks in late-stage clinical trials even after achieving promising results in early-stage development. In February 2007, we announced that we were discontinuing further clinical development of ACH-806 (also known as GS-9132) which was determined to have positive antiviral effect in a proof-of-concept clinical trial in HCV infected patients, but also to elevate serum creatinine levels, a marker of kidney function. Accordingly, the results from the completed preclinical studies and clinical trials and ongoing clinical trials for elvucitabine, ACH-702 and our other drug candidates may not be predictive of the results we may obtain in later stage trials. We do not expect any of our drug candidates to be commercially available for at least several years.

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

Our ability to enroll patients in our clinical trials in sufficient numbers and on a timely basis will be subject to a number of factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease and the eligibility criteria for the clinical trial. Delays in patient enrollment may result in increased costs and longer development times. For example, we are experiencing and may continue to experience delays in patient enrollment in connection with our phase II trial of elvucitabine in HIV infected patients who have failed a highly active anti retroviral therapy, or HAART, regimen which included Epivir (3TC) due to the strict entry criteria for this trial. As a result, we expanded the number of sites at which the trial will be conducted and changed the protocol of the trial to include additional treatment with elvucitabine after the initial 14 days of treatment. We cannot assure you that these actions will prevent further delays in patient enrollment in connection with this trial. In addition, subjects may drop out of our clinical trials, and thereby impair the validity or statistical significance of the trials.

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

Even if elvucitabine and ACH-702, or any other drug candidates we may develop or acquire in the future, obtain regulatory approval, they may not gain market acceptance among physicians, health care payors, patients and the medical community. Factors that we believe could materially affect market acceptance of our product candidates include:

•	the timing of market introduction of competitive drugs;

•	the demonstrated clinical safety and efficacy of our product candidates compared to other drugs;

•	the cost-effectiveness of our product candidates;

•	the availability of reimbursement from managed care plans and other third-party payors;

•	the convenience and ease of administration of our product candidates;

•	the existence, prevalence and severity of adverse side effects;

•	other potential advantages of alternative treatment methods; and

•	the effectiveness of marketing and distribution support.

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

As of March 31, 2007, our patent portfolio included a total of 178 patents and patent applications worldwide. We own or hold exclusive licenses to a total of seven U.S. issued patents and 18 U.S. pending patent applications, as well as 129 pending PCT applications and foreign counterparts to many of these patents and patent applications. Our success depends in part on our ability to obtain patent protection both in the United States and in other countries for our drug candidates. Our ability to protect our drug candidates from unauthorized or infringing use by third parties depends in substantial part on our ability to obtain and maintain valid and enforceable patents. Due to evolving legal standards relating to the patentability, validity and enforceability of patents covering pharmaceutical inventions and the scope of claims made under these patents, our ability to maintain, obtain and enforce patents is uncertain and involves complex legal and factual questions. Accordingly, rights under any issued patents may not provide us with sufficient protection for our drug candidates or provide sufficient protection to afford us a commercial advantage against competitive products or processes. In addition, we cannot guarantee that any patents will issue from any pending or future patent applications owned by or licensed to us. Even if patents have issued or will issue, we cannot guarantee that the claims of these patents are or will be valid or enforceable or will provide us with any significant protection against competitive products or otherwise be commercially valuable to us. Patent applications in the United States are maintained in confidence for up to 18 months after their filing. In some cases, however, patent applications remain confidential in the U.S. Patent and Trademark Office, which we refer to as the U.S. Patent Office, for the entire time prior to issuance as a U.S. patent. Similarly, publication of discoveries in the scientific or patent literature often lag behind actual discoveries. Consequently, we cannot be certain that we or our licensors or co-owners were the first to invent, or the first to file patent applications on, our drug candidates or their use as anti-infective drugs. In the event that a third party has also filed a U.S. patent application relating to our drug candidates or a similar invention, we may have to participate in interference proceedings declared by the U.S. Patent Office to determine priority of invention in the United States. The costs of these proceedings could be substantial and it is possible that our efforts would be unsuccessful, resulting in a loss of our U.S. patent position. Furthermore, we may not have identified all U.S. and foreign patents or published applications that affect our business either by blocking our ability to commercialize our drugs or by covering similar technologies that affect our drug market.

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

We are party to a number of licenses that give us rights to third-party intellectual property that is necessary or useful for our business. In particular, we have obtained a sublicense from Vion Pharmaceuticals, a license from Emory University with respect to elvucitabine, and a license from the University of Maryland for drug discovery technology. We may enter into additional licenses to third-party intellectual property in the future. Our success will depend in part on the ability of our licensors to obtain, maintain and enforce patent protection for their intellectual property, in particular, those patents to which we have secured exclusive rights. Our licensors may not successfully prosecute the patent applications to which we are licensed. Even if patents issue in respect of these patent applications, our licensors may fail to maintain these patents, may determine not to pursue litigation against other companies that are infringing these patents, or may pursue such litigation less aggressively than we would. In addition, our licensors may terminate their agreements with us in the event we breach the applicable license agreement and fail to cure the breach within a specified period of time. Without protection for the intellectual property we license, other companies might be able to offer substantially identical products for sale, which could adversely affect our competitive business position and harm our business prospects.

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

Our directors, executive officers and current holders of more than 5% of our outstanding common stock, together with their affiliates and related persons, beneficially own, in the aggregate, approximately 41% of our outstanding common stock. As a result, these stockholders, if acting together, have substantial influence on the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets and other extraordinary transactions. The interests of this group of stockholders may not always coincide with our corporate interests or the interest of other stockholders, and they may act in a manner with which you may not agree or that may not be in the best interests of other stockholders. This concentration of ownership may have the effect of:

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

In our initial public offering, or IPO, we sold 4,500,000 shares of common stock, including an over-allotment option of 675,000 shares, pursuant to a registration statement on Form S-1 (File No. 333-132921) that was declared effective by the SEC on October 25, 2006. We received aggregate net proceeds of approximately $53.4 million, after deducting underwriting discounts and commissions of approximately $4.2 million and expenses of the offering of approximately $1.9 million. The underwriters of the offering were Cowen and Company, LLC, CIBC World Markets and JMP Securities. The net proceeds have been allocated for general corporate purposes and capital expenditures. As of March 31, 2007 approximately $11.4 million of the net proceeds of the offering had been used to fund operations, $149,000 for the purchase of fixed assets and approximately $1.4 million of the net proceeds of the offering had been used for debt repayments. The remaining net proceeds are invested in U.S. Government and Agency securities.

Issuer Purchases of Equity Securities

Neither we nor any affiliated purchaser or anyone acting on behalf of us or an affiliated purchaser made any purchases of shares of our common stock in the first quarter of 2007.

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

ACHILLION PHARMACEUTICALS, INC.

Date: May 9, 2007	/s/ Michael D. Kishbauch
President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2007	/s/ Mary Kay Fenton
Chief Financial Officer (Principal Financial and Accounting Officer)