Form 10-Q
period 2007-06-30
ACHILLION PHARMACEUTICALS INC
filed 2007-08-08
CIK 1070336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 1, 2007, the registrant had 15,600,309 shares of Common Stock, $0.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Achillion Pharmaceuticals, Inc.

Balance Sheets

(in thousands, except per share amounts)

(Unaudited)

	June 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$9,503	$22,662
Marketable securities	38,952	39,904
Accounts receivable	30	796
Prepaid expenses and other current assets	1,341	1,502

Total current assets	49,826	64,864
Fixed assets, net	2,021	1,966
Deferred financing costs	48	59
Restricted cash	257	257

Total assets	$52,152	$67,146

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$3,926	$3,572
Accounts payable	3,233	2,633
Accrued expenses	3,934	2,639
Deferred revenue	2,718	2,830

Total current liabilities	13,811	11,674
Long-term debt, net of current portion	4,072	5,327
Accrued expenses, net of current portion	152	340
Deferred revenue	857	2,435

Total liabilities	18,892	19,776

Commitments

Stockholders’ Equity:
Common Stock, $.001 par value; 100,000 shares authorized: 15,597 and 15,535 shares issued and outstanding, respectively	16	16
Additional paid-in capital	171,777	170,650
Stock warrants	486	644
Stock subscription receivable	(1)	(50)
Accumulated deficit	(139,050)	(123,908)
Unrealized gain on marketable securities	32	18

Total stockholders’ equity	33,260	47,370

Total liabilities and stockholders’ equity	$52,152	$67,146

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue	$1,195	$2,167	$2,745	$4,318

Operating expenses
Research and development	7,719	4,854	16,085	11,039
General and administrative	1,723	1,096	3,271	2,316

Total operating expenses	9,442	5,950	19,356	13,355

Loss from operations	(8,247)	(3,783)	(16,611)	(9,037)

Other income (expense)
Interest income	666	195	1,424	267
Interest expense	(242)	(257)	(506)	(446)

Net loss before tax benefits	(7,823)	(3,845)	(15,693)	(9,216)
Tax benefit	170	25	371	50

Net loss	(7,653)	(3,820)	(15,322)	(9,166)
Accretion of preferred stock dividends	—	(1,258)	—	(2,286)

Loss attributable to common stockholders	$(7,653)	$(5,078)	$(15,322)	$(11,452)

Basic and diluted net loss per share attributable to common stockholders (Note 3)	$(0.49)	$(9.92)	$(0.99)	$(22.41)

Weighted average shares used in computing basic and diluted net loss per share attributable to common stockholders	15,556	512	15,548	511

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statement of Stockholders’ Equity for the Six Months Ended June 30, 2007

(in thousands)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Stock Warrants	Stock Subscription Receivable	Accumulated Deficit	Unrealized Gain	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2006	15,535	16	170,650	644	(50)	(123,908)	18	47,370
Adoption of FASB Interpretation No. 48	—	—	—	—	—	180	—	180
Stock compensation	—	—	811	—	—	—	—	811
Issuance of common stock upon exercise stock options	34	—	65	—	—	—	—	65
Issuance of common stock upon exercise of warrants	8	—	158	(158)	—	—	—	—
Issuance of common stock under ESPP Plan	20	—	93	—	—	—	—	93
Repayment of stock subscriptions receivable	—	—	—	—	49	—	—	49
Unrealized gain on marketable securities	—	—	—	—	—	—	14	14
Net loss	—	—	—	—	—	(15,322)	—	(15,322)

Balances at June 30, 2007	15,597	$16	$171,777	$486	$(1)	$(139,050)	$32	$33,260

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities
Net loss	$(15,322)	$(9,166)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	372	389
Stock-based compensation	811	365
Noncash interest expense	58	39
Loss on disposal of equipment	2	28
Amortization of premium (discount) on securities	(1,036)	4
Changes in operating assets and liabilities:
Accounts receivable	766	(64)
Prepaid expenses and other current assets	161	(325)
Account payable	600	165
Accrued expenses and other liabilities	1,287	788
Deferred revenue	(1,690)	(2,500)

Net cash (used in) operating activities	(13,991)	(10,277)

Cash flows from investing activities
Purchase of property and equipment	(418)	(10)
Purchase of marketable securities	(38,428)	—
Maturities of marketable securities	40,430	—

Net cash provided by (used in) investing activities	1,584	(10)

Cash flows from financing activities
Proceeds from issuance of Series C-2 Preferred Stock, net of issuance costs	—	18,224
Proceeds from exercise of stock options	65	3
Proceeds from sale of common stock under the Employee Stock Purchase Plan	93	—
Proceeds from repayment of stock subscription receivable	49	67
Payments for initial public offering costs	—	(1,081)
Borrowings under notes payable	800	5,000
Repayments of notes payable	(1,759)	(1,295)

Net cash provided by (used in) financing activities	(752)	20,918

Net (decrease) increase in cash and cash equivalents	(13,159)	10,631
Cash and cash equivalents, beginning of period	22,662	9,583

Cash and cash equivalents, end of period	$9,503	$20,214

Supplemental disclosure of cash flow information
Cash paid for interest	$453	$314
Supplemental disclosure of noncash financing activities
Issuance of warrants in connection with debt financing	—	$174
Cashless warrant exercise	$282	—

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

The Company incurred losses of $125,188 from inception through June 30, 2007 and had an accumulated deficit of $139,050 through June 30, 2007. The Company has funded our operations primarily through the sale of equity securities, borrowings from debt facilities, and the receipt of milestone and cost-sharing receipts from our collaboration partner, Gilead Sciences.

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

In the fourth quarter of 2006, the Company completed an initial public offering of 5,175 shares of its common stock, including the underwriters’ overallotment option, at a public offering price of $11.50 per share. Net proceeds to the Company were approximately $53,400, after deducting underwriting discounts and commissions and offering expenses. In connection with the Company’s initial public offering, the outstanding shares of Series A, Series B, Series C, Series C-1 and Series C-2 Convertible Preferred Stock (the “Preferred Stock”) were converted into 9,834 shares of common stock, including shares issued in satisfaction of $15,400 of accrued but unpaid dividends on the Preferred Stock as of October 31, 2006, the closing date of the initial public offering transaction.

3. Earnings (Loss) Per Share (“EPS”)

Basic EPS is calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, or SFAS No. 128, Earnings per Share, by dividing net income or loss attributable to common stockholders by the weighted average common stock outstanding. Diluted EPS is calculated in accordance with SFAS No. 128 by adjusting weighted average common shares outstanding for the dilutive effect of common stock options, warrants, convertible preferred stock and accrued but unpaid convertible preferred stock dividends. In periods where a net loss is recorded, no effect is given to potentially dilutive securities, since the effect would be antidilutive. Total securities that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive for the six months ended June 30, 2007 and 2006 were as follows (prior to consideration of the treasury stock method):

	Six Months Ended June 30,
	2007	2006
Options	1,182	829
Warrants	312	336
Convertible Preferred Stock, as converted	—	8631
Accrued but unpaid Convertible Preferred Stock dividends	—	1,052

Total potentially dilutive securities outstanding	1,494	10,848

4. Collaboration Arrangement

In November 2004, the Company entered into a collaboration arrangement (the “Gilead Arrangement”) with Gilead Sciences Inc. (“Gilead”), which was amended in March 2007, to jointly develop and commercialize compounds for use in treating hepatitis C infection, which inhibit viral replication through a specified novel mechanism of action. Commercialization efforts will commence under the Gilead Arrangement only if such compounds are found to be commercially viable and all appropriate regulatory approvals have been obtained. In connection with this arrangement, Gilead paid to the Company $10,000 as payment for a non-refundable up-front license fee and 2,300 shares of Series C-1 Convertible Preferred Stock (“Series C-1”).

Under the Gilead Arrangement, the Company and Gilead will work together to develop one or more compounds for use in treating hepatitis C infection until proof-of-concept in one compound, as defined in the Gilead Arrangement, is achieved (the “Research Period”). Subsequent to the achievement of proof-of-concept, the Company has no further obligation to continue providing services to Gilead but, at Gilead’s request, the Company may elect to extend the Research Period for up to an additional two years after proof-of-concept is established, based upon good faith negotiations at that point in time. Further, if it is agreed that potential back-up compounds should continue to be researched, good faith negotiations would also be conducted to determine the specifics of that arrangement.

Gilead has agreed to make milestone payments to the Company upon the achievement of various defined clinical, regulatory and commercial milestones, such as regulatory approval in the United States, the European Union, or Japan. The Company could receive up to $157,500 in development, regulatory and sales milestone payments, assuming the successful simultaneous development of a lead and back-up compound, and annual sales in excess of $600,000. The Company could also receive royalties on net sales of products if commercialization is achieved.

The up-front payment of $10,000 was first allocated to the fair value of the Series C-1, as determined by management after considering a valuation analysis performed by an unrelated third-party valuation firm at the direction of the Company, in which each share of the Series C-1 was determined to be worth $0.88, or approximately $2,000 in aggregate. The remaining $8,000 balance of the $10,000 is being accounted for as a non-refundable up-front license fee. Due to certain provisions contained within the Gilead Arrangement relating to services to be performed on both the primary and backup compounds, as defined in the Gilead Arrangement, the non-refundable up-front license fee, as well as any milestones achieved during the Research Period, including a $2,000 milestone received in 2005, are being accounted for under the proportionate performance model. Revenue recognized under a proportionate performance model is limited by the aggregate cash received or receivable to date by the Company. Milestones achieved, if any, after the termination of the Research Period, will be recognized when the milestone is achieved as the Company has no further research or development obligations after the Research Period.

Under the Gilead Arrangement, through March 31, 2007, agreed upon research or development expenses, including internal full-time equivalent (“FTE”) costs and external costs, incurred by both companies during the period up to proof-of-concept were borne equally by both parties. Prior to March 31, 2007, the Company was incurring the majority of those expenses and, therefore, was the net receiver of funds under this cost-sharing portion of the arrangement. Effective April 1, 2007, internal costs, including FTE costs are no longer subject to this cost-sharing arrangement. Instead, each party bears its own internal costs, including FTE costs. External costs continue to be shared equally by both parties. The Company and Gilead also revised their joint research program to focus on next-generation NS4A antagonists, after discontinuing clinical trials for ACH-806, an NS4A antagonist the Company was previously evaluating. As a result, the Company extended the period over which its remaining obligations under the agreement would be completed. Accordingly, the period over which the Company recognizes amounts received under the Gilead Arrangement has been extended; resulting in lower revenue for the six month period ended June 30, 2007 than amounts recognized in previous quarters.

Gilead has the right to terminate the Gilead Arrangement without cause upon 120 days written notice to the Company. Upon termination of the Gilead Arrangement for any reason, all cost share amounts due and payable through the date of termination shall be paid by the appropriate party and no previously paid amounts will be refundable.

During the three months ended June 30, 2007 and 2006, the Company recognized revenue of $1,195 and $2,098, respectively, under this collaboration agreement, of which $722 and $1,312, respectively, related to the recognition of the non-refundable fee and pre-proof-of-concept milestone under the proportionate performance model. The remaining $473 and $786 recognized during the three months ended June 30, 2007 and 2006, respectively, relate to FTE and external costs billed under the Gilead Arrangement, net of payments made to Gilead of $109 and $392 for the three months ended June 30, 2007 and 2006, respectively. Payments to Gilead under this collaboration are recognized as a reduction in revenue.

During the six months ended June 30, 2007 and 2006, the Company recognized revenue of $2,710 and $4,160, respectively, under this collaboration agreement, of which $1,475 and $2,500, respectively, related to the recognition of the non-refundable fee and pre-proof-of-concept milestone under the proportionate performance model. The remaining $1,235 and $1,660 recognized during the six months ended June 30, 2007 and 2006, respectively, relate to FTE and external costs billed under the collaboration, net of payments made to Gilead of $358 and $906 for the six months ended June 30, 2007 and 2006, respectively. Payments to Gilead under this collaboration are recognized as a reduction in revenue.

Included in the accompanying balance sheets as of June 30, 2007 and December 31, 2006, is $30 and $772, respectively, of receivables resulting from this collaboration agreement and $3,575 and $5,265, respectively, of deferred revenue resulting from the up-front fee and the $2,000 milestone payment received during the Research Period and FTE costs. In addition to Gilead’s rights to unilaterally terminate this agreement, each party has the right to terminate for material breach; however the Company may terminate for Gilead’s breach only on a market-by-market basis, and, if applicable, a product-by-product basis.

5. Marketable Securities

The Company classifies its entire investment portfolio as available for sale as defined in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. As of June 30, 2007 and December 31, 2006, the Company’s investment portfolio consisted of U.S. government and agency securities held by a major banking institution. The maturities of marketable securities of $38,952 and $39,904 at June 30, 2007 and December 31, 2006, respectively, are less than one year.

Securities are carried at fair value with the unrealized gains/losses reported as a separate component of stockholders’ equity. The unrealized gain from marketable securities was $32 and $18 at June 30, 2007 and December 31, 2006, respectively.

As of June 30, 2007 and December 31, 2006, none of the Company’s investments were determined to be other than temporarily impaired.

6. Accrued Expenses

Current and long-term accrued expenses consist of the following:

	June 30, 2007	December 31, 2006
Accrued compensation	$809	$749
Accrued clinical trial expense	1,093	783
Accrued preclinical trial expense	417	213
Accrued license expense/payments	100	100
Accrued rent expense	152	160
Accrued manufacturing and formulation	891	218
Accrued consulting expenses	156	218
Other taxes	—	180
Other accrued expenses	468	358

Total	$4,086	$2,979

Accrued clinical trial and preclinical trial expenses are comprised of amounts owed to third-party contract research organizations or “CROs”, clinical investigators, laboratories and data managers for research and development work performed on behalf of the Company. At each period end the Company evaluates the accrued clinical trial expense balance based upon information received from each party and ensures that the estimated balance is reasonably stated based upon the information available to the Company. Such estimates are subject to change as additional information becomes available.

7. Long-Term Debt

Long-term debt consists of the following:

	June 30, 2007	December 31, 2006
CII Term Loan, payable in monthly installments of $13 through September 2010 with a final balloon payment of $686, with interest at 7.5% per annum	$975	$1,015
2002 CII Term Loan, payable in monthly installments of $6 through October 2007, with interest at 7.5% per annum	22	54
2002 Credit Facility, payable in monthly installments as the individual notes mature through January 2007, with interest ranging from 8.01% to 10.17% per annum	—	26
2003 Credit Facility, payable in monthly installments as the individual notes mature through May 2008, with interest ranging from 6.72% to 9.27% per annum	359	458
2005 Credit Facility, payable in monthly installments as the individual notes mature through June 2010, with interest ranging from 10.92% to 11.58% per annum	6,642	7,346

Total long-term debt	7,998	8,899
Less: current portion	(3,926)	(3,572)

Total long-term debt, net of current portion	$4,072	$5,327

In June 2007, the Company expanded the 2005 Credit Facility, borrowing an additional $800 to fund an office and lab expansion project.

8. Stock-Based Compensation

The Company’s 2006 Stock Incentive Plan, or the 2006 Plan, is administered by the Company’s Board of Directors and provides for the grant of incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights and other stock-based awards. The Company’s officers, employees, consultants, advisors and directors, are eligible to receive awards under the 2006 Plan; however, incentive stock options may only be granted to employees. Options granted are exercisable for a period determined by the Company, but in no event longer than ten years from the date of the grant. Options generally vest ratably over four years. There were 751 shares available to be granted under our 2006 Plan as of June 30, 2007.

A summary of the status of the Company’s stock option activity for the six months ended June 30, 2007 is presented in the table and narrative below:

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2007	1,208	$6.53
Granted	67	6.40
Exercised	(33)	1.97
Cancelled/Forfeited	(62)	10.84

Outstanding at June 30, 2007	1,180	$6.42

Options exercisable at June 30, 2007	785	$2.83

Weighted-average fair value of options granted during the period		$4.27

The Company utilizes the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of assumptions which determine the fair value of the stock-based awards. The assumptions used to value options granted are as follows:

	For the Six Months Ended
	June 30, 2007	June 30, 2006
Expected term of option	6.1 years	5 years
Expected volatility	70%	70%
Risk free interest rate	4.51 – 4.94%	4.30%
Expected dividend yield	0%	0%

Total compensation expense recorded in the accompanying statements of operations associated with option grants made to employees for the three months ended June 30, 2007 and 2006 was $400 and $162, respectively. Total compensation expense recorded in the accompanying statements of operations associated with option grants made to employees for the six months ended June 30, 2007 and 2006 was $807 and $323, respectively. The Company recorded no tax benefit related to these options since the Company currently maintains a full valuation allowance.

As of June 30, 2007, the intrinsic value of the options outstanding was $2,777, of which $1,956 related to vested options and $821 related to unvested options. The intrinsic value for stock options is calculated based on the difference between the exercise prices of the underlying awards and the quoted stock price of our common stock as of the reporting date.

As of June 30, 2007, the total compensation cost related to unvested options not yet recognized in the financial statements is approximately $4,266, net of estimated forfeitures, and the weighted average period over which it is expected to be recognized is 1.67 years.

The Company also occasionally grants stock option awards to consultants. Such grants are accounted for pursuant to Emerging Issue Task Force (“EITF”) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and, accordingly, the Company recognizes compensation expense equal to the fair value of such awards and amortizes such expense over the performance period. Total expense for the three months ended June 30, 2007 and 2006 was $1 and $6, respectively and total expense for the six months ended June 30, 2007 and 2006 was $4 and $41, respectively.

2006 Employee Stock Purchase Plan

The Company established an Employee Stock Purchase Plan effective December 1, 2006 (the “2006 ESPP”). A total of 250 shares of common stock are available for issuance under the 2006 ESPP. Eligible employees can purchase common stock pursuant to payroll deductions at a price equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six-month offering period.

The Company measures the fair value of issuances under the employee stock purchase plan using the Black-Scholes option pricing model at the end of each reporting period. The compensation cost for the 2006 ESPP consists of the discount (15% of the grant date stock price) and the fair value of the option features. The Black-Scholes model requires the use of assumptions that determine the fair value of the stock-based awards. The assumptions used to value issuances under the 2006 ESPP are similar to those used to value stock options except that the expected term is six months.

For the six months ended June 30, 2007, the Company issued 20 shares associated with the 2006 ESPP. The Company recorded compensation expense of ($3) for the three months ended June 30, 2007 and $33 for the six months ended June 30, 2007. There was no compensation expense related to the Plan for the three or six months ended June 30, 2006 as the Plan was not established until December 1, 2006. As of June 30, 2007, 230 shares remained available for future issuance under the 2006 ESPP.

9. Income Taxes

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

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board, (“FASB”) issued Interpretation No.48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No.109, or FIN 48. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not file a return in a particular jurisdiction). Under FIN 48, the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts.

The IRS could challenge tax positions taken by the Company for the periods for which there are open tax years. The Company is open to challenge for the periods of 1998 through 2006 from federal and the State of Connecticut jurisdictions.

As a result of implementation of FIN 48, the Company recognized a decrease of $180 in its liability for uncertain tax positions, which was accounted for as a decrease to the January 1, 2007 accumulated deficit. The Company did not have any unrecognized tax benefits as of the date of adoption or June 30, 2007.

At December 31, 2006, the Company’s federal and state net operating loss carryforwards, or NOLs, were approximately $101,201 and $102,709, respectively, and the Company had gross deferred income tax assets of approximately $49,069, which resulted primarily from the federal and state NOL and tax credit carryforwards. In accordance with SFAS No. 109 “Accounting for Income Taxes,” or SFAS 109, the Company maintains a full valuation allowance against its deferred tax assets and liabilities.

Utilization of the NOL and research and development credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to changes in ownership of the Company that have occurred previously or that could occur in the future. These ownership changes may limit the amount of NOL and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since the Company’s formation, the Company has raised capital through the issuance of capital stock on several occasions which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382. Due to the significant complexity and cost associated with a change in control study, and because there could be additional changes in control in the future, the Company has not assessed whether there has been one or more changes in control since the Company’s formation. If the Company has experienced a change of control at any time since Company formation, utilization of its NOL or research and development credit carryforwards would be subject to an annual limitation under Section 382. Any limitation may result in expiration of a portion of the NOL or research and development credit carryforwards before utilization which would reduce the Company’s gross deferred tax assets.

The Company does not have any interest or penalties accrued related to tax positions as it does not have any unrecognized tax benefits. In the event the Company determines that accrual of interest or penalties is necessary in the future, the amount will be presented as a component of income taxes.

10. Recently Issued Accounting Pronouncements

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

In June 2007, the EITF reached a consensus on EITF Issue No. 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. EITF 07-03 concludes that non-refundable advance payments for future research and development activities should be deferred and capitalized until the goods have been delivered or the related services have been performed. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. This consensus is effective for fiscal years beginning after December 15, 2007. The initial adjustment to reflect the effect of applying the consensus as a change in accounting principle would be accounted for as a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The Company does not believe that its adoption in the first quarter of 2008 will have a material impact on the Company’s financial statements.

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

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of innovative treatments for infectious diseases. Within the anti-infective market, we are currently concentrating on the development of antivirals and antibacterials. We are targeting our antiviral development efforts on treatments for HIV infection and chronic hepatitis C infection, and we are directing our antibacterial development efforts toward treatments for serious hospital-based bacterial infections.

We have devoted and are continuing to devote substantially all of our efforts toward product research and development. We have incurred losses of $125 million from inception through June 30, 2007 and had an accumulated deficit of $139 million through June 30, 2007. Our net losses were $15.3 million and $9.2 million for the six months ended June 30, 2007 and 2006, respectively.

In the fourth quarter of 2006, we completed an initial public offering of 5,175,000 shares of common stock at a price of $11.50 per share, which includes the exercise of the underwriters’ over-allotment option. Proceeds to us from the offering were approximately $53.4 million, net of underwriting discounts and commissions and offering expenses.

Financial Operations Overview

Revenue

To date, we have not generated revenue from the sale of any drugs. The majority of our revenue recognized to date has been derived from our collaboration with Gilead Sciences to develop compounds for use in treating chronic hepatitis C infection. During the six months ended June 30, 2007 and 2006, we recognized $2.7 million and $4.2 million, respectively, under this collaboration arrangement.

Upon initiating our collaboration with Gilead Sciences, we received a payment of $10.0 million, which included an equity investment by Gilead Sciences determined to be worth approximately $2.0 million. We are accounting for the remaining $8.0 million as a nonrefundable up-front fee. Due to certain provisions contained within our collaboration with Gilead Sciences relating to services to be performed on both the primary and backup compounds, the non-refundable up-front license fee, as well as any milestones achieved during the period prior to when proof-of-concept in one compound is achieved, including a $2.0 million milestone received in 2005, are being accounted for under the proportionate performance model. Revenue under the proportionate performance model is recognized as our effort under the collaboration is incurred. When our performance obligation is complete, we will recognize milestone payments, if any, when the corresponding milestone is achieved. We will recognize royalty payments, if any, upon product sales. We revised our joint research program with Gilead in early 2007 to focus on next-generation NS4A antagonists. As a result, we extended the period over which our remaining obligations under the arrangement would be completed. Accordingly, the period over which we recognize amounts received under the arrangement has been extended, resulting in lower revenue for the six month period ended June 30, 2007.

Research and development expenses under our collaboration with Gilead Sciences, including internal full-time equivalent costs and external research costs, incurred by both companies prior to proof-of-concept, were borne equally by both parties through March 31, 2007. As we were providing the majority of those services and were incurring the majority of those expenses, we were the net recipient of funds under this cost-sharing portion of the arrangement and therefore recognized the reimbursed costs as revenue rather than research expense. We are recognizing payments made by us to Gilead Sciences in connection with this collaboration as a reduction of revenue. Effective April 1, 2007, internal full-time equivalent costs are no longer subject to this cost-sharing arrangement. Instead, each party provides for the costs of their own full-time equivalents. We expect that the relative full-time equivalent efforts of each of Achillion and Gilead Sciences will remain approximately one-half of total efforts. We continue to equally share external research costs with Gilead Sciences.

We have also recognized revenue under a Small Business Innovation Research, or SBIR, grant by the National Institutes of Health, or NIH, related to our HIV capsid research program. During the six months ended June 30, 2007 and 2006 we recognized $35,000 and $158,000 respectively, in revenue under this grant. Efforts under our Small Business Innovation Research, or SBIR, grant were completed in the first quarter of 2007. No additional grant revenue related to this grant will be recognized.

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

We have established our drug candidate pipeline through our internal discovery capabilities and through the in-licensing of an attractive drug candidate. Through these efforts we have identified and are developing candidates in the following areas:

•

Elvucitabine for HIV Infection. Elvucitabine is an antiviral we are developing for the treatment of HIV infection. We are currently evaluating elvucitabine in phase II clinical trials to further explore its safety and efficacy in HIV-infected patients.

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

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
	(in thousands)
Direct external costs:

Elvucitabine	$6,220	$2,609

ACH-702	2,392	918

NS4A Antagonist (including ACH-806)	1,193	1,834

	9,805	5,361

Direct internal personnel costs	3,712	3,164

Sub-total direct costs	13,517	8,525

Indirect costs and overhead	2,568	2,514

Total research and development	$16,085	$11,039

Currently, we are conducting two phase II clinical trials with elvucitabine and preclinical studies with ACH-702. In February 2007, we and our collaborator, Gilead Sciences, discontinued a proof-of-concept clinical trial for ACH-806, an NS4A antagonist we were previously evaluating for the treatment of chronic hepatitis C, and are currently completing our assessment of new lead candidates in order to nominate one for clinical development. From the inception of each respective program through June 30, 2007, we incurred approximately $39.6 million in total costs for elvucitabine, approximately $16.4 million in total costs for ACH-702 and approximately $27.6 million in total costs for our NS4A antagonist program (including ACH-806). These figures include our internal research and development personnel costs and related facilities overhead. We expect our research and development costs to increase substantially in the foreseeable future. We currently estimate that the clinical trial costs for two phase III clinical trials of elvucitabine in different HIV populations will be approximately $48.0 million, exclusive of the internal personnel costs associated with conducting these trials. We estimate that the costs associated with completing preclinical studies and phase I clinical trials with ACH-702 will be approximately $3.0 million, exclusive of the internal personnel costs associated with conducting these studies and trials. We anticipate that the costs associated with preclinical development through proof-of-concept of our next generation NS4A antagonist will be approximately $3.7 million, exclusive of internal personnel costs. This amount for NS4A represents one-half of the external costs associated with those activities, as we share such external costs with Gilead Sciences.

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

We believe the following critical accounting policies affect management’s more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition

We recognize revenue from contract research and development and research progress payments in accordance with Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, or SAB 104, and Financial Accounting Standards Board, or FASB, Emerging Issue Task Force, or EITF, Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, or EITF 00-21. Revenue-generating research and development collaborations are often multiple element arrangements, providing for a license as well as research and development services. Such arrangements are analyzed to determine whether the deliverables, including research and development services, can be separated or whether they must be accounted for as a single unit of accounting in accordance with EITF 00-21. We recognize up-front license payments as revenue upon delivery of the license only if the license has standalone value and the fair value of the undelivered performance obligations can be determined. If the fair value of the undelivered performance obligations can be determined, such obligations would then be accounted for separately as performed. If the license is considered to either (1) not have standalone value or (2) have standalone value but the fair value of any of the undelivered performance obligations cannot be determined, the arrangement would then be accounted for as a single unit of accounting and the upfront license payments are recognized as revenue over the estimated period of when our performance obligations are performed.

When we determine that an arrangement should be accounted for as a single unit of accounting, we must determine the period over which the performance obligations will be performed and revenue related to upfront license payments will be recognized. Revenue will be recognized using either a proportionate performance or straight-line method. We recognize revenue using the proportionate performance method provided that we can reasonably estimate the level of effort required to complete our performance obligations under an arrangement and such performance obligations are provided on a best-efforts basis. Direct labor hours or full-time equivalents are typically used as the measure of performance. Under the proportionate performance method, periodic revenue related to upfront license payments is recognized as the percentage of actual effort expended in that period to total effort expected for all of our performance obligations under the arrangement. Significant management judgment is required in determining the level of effort required under an arrangement and the period over which we expect to complete our related performance obligations. In the event that a change in estimate occurs, the change will be accounted for using the cumulative catch-up method, which provides for an adjustment to revenue in the current period. Estimates of our level of effort may change in the future, resulting in a material change in the amount of revenue recognized in future periods. We revised our joint research program with Gilead in early 2007 to focus on next-generation NS4A antagonists. As a result, we extended the period over which our remaining obligations under the arrangement would be completed. Accordingly, the period over which we recognize amounts received under the arrangement has been extended, resulting in lower revenue for the six month period ended June 30, 2007.

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

Stock-Based Compensation – Employee Stock-Based Awards

We primarily grant qualified stock options for a fixed number of shares to employees with an exercise price equal to the market value of the shares at the date of grant. Under the fair value recognition provisions of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123R, stock-based compensation cost is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized during the six months ended June 30, 2007 and 2006 includes compensation expense for stock-based awards granted prior to, but not yet vested as of December 31, 2005, based on the fair value on the grant date estimated in accordance with the pro forma provisions of SFAS 123. Compensation expense also includes amounts related to the stock-based awards granted subsequent to December 31, 2005, based on the fair value on the grant date, estimated in accordance with the provisions of SFAS 123R.

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

As a result of implementation of FIN 48, we recognized a decrease of $180 in our liability for uncertain tax positions, which was accounted for as a decrease to the January 1, 2007 accumulated deficit. We do not have any unrecognized tax benefits as of the date of adoption or June 30, 2007. We review all tax positions to ensure the tax treatment selected is sustainable based on its technical merits and that the position would be sustained if challenged.

Results of Operations

Results of operations may vary from period to period depending on numerous factors, including the timing of payments received under existing or future strategic alliances, joint ventures or financings, if any, the progress of our research and development projects, technological advances and determinations as to the commercial potential of proposed products.

Comparison of Three Months Ended June 30, 2007 and 2006

Revenue. Revenue was $1.2 million and $2.2 million for the three months ended June 30, 2007 and 2006, respectively. The decrease in revenue in 2007 is primarily due to a significant change in the estimate of our remaining performance obligations as of December 31, 2006, under our collaboration with Gilead. In February 2007, we announced our decision to discontinue further development of ACH-806, and we revised our research program with Gilead to focus on next-generation NS4A antagonists. Although ACH-806 demonstrated positive antiviral activity in human patients infected with HCV, it also demonstrated early signs of elevated serum creatinine, a marker of kidney function. As a result, we expect that our efforts under the collaboration, which were previously estimated to be complete in March 2007, will extend through 2008. In addition, in March 2007, we and Gilead Sciences entered into an amendment of our collaboration agreement pursuant to which we continue to equally share external costs, but effective April 1, 2007, each party bears the costs of its respective full-time equivalents and other internal costs. Accordingly, the period over which we recognize amounts received under the collaboration has been extended, reducing revenue for the three month period ended June 30, 2007. Additionally, efforts under our Small Business Innovation Research, or SBIR, grant were completed in the first quarter of 2007. No additional grant revenue related to this grant will be recognized.

	Three Months Ended June 30,
	2007	2006	Change
	(in thousands)
Amortization of up-front and milestone payments	$722	$1,312	$(590)
Cost-sharing revenue	473	786	(313)
Grant revenue	—	69	(69)

Total revenue	$1,195	$2,167	$(972)

Through the completion of our performance obligations, anticipated to be in 2008, we expect to recognize additional revenue of approximately $3.6 million, offset by any payments we are obligated to make to Gilead Sciences in satisfaction of external costs paid by Gilead Sciences under our external cost-sharing arrangement. It is possible that we will recognize negative revenue in future quarters based upon the timing of our performance under the collaboration, and on the timing and magnitude of external costs borne by Gilead Sciences.

Research and development expenses. Research and development expenses were $7.7 million and $4.9 million for the three months ended June 30, 2007 and 2006, respectively. The approximate $2.9 million increase from 2006 to 2007 was the result of: (i) increased personnel costs for our research and development staff, combined with increased non-cash stock based compensation, (ii) the costs associated with conducting three clinical trials with elvucitabine during 2007, which had longer duration and greater number of patients than those conducted in the same period in 2006, (iii) the costs associated with additional preclinical testing of ACH-702. We expect that research and development expenses will continue to increase as we complete our phase II clinical program for elvucitabine, enter human clinical trials for ACH-702 and continue our preclinical and research work for our NS4A antagonists. Research and development expenses for the three months ended June 30, 2007 and 2006 are comprised as follows:

	Three Months Ended June 30,
	2007	2006	Change
	(in thousands)
Personnel costs	$1,645	$1,446	$199
Stock based compensation	134	71	63
Outsourced research and supplies	4,661	2,225	2,436
Professional and consulting fees	550	387	163
Facilities costs	643	675	(32)
Travel and other costs	86	50	36

Total	$7,719	$4,854	$2,865

General and administrative expenses. General and administrative expenses were $1.7 million and $1.1 million for the three months ended June 30, 2007 and 2006, respectively. The $0.6 million increase from 2006 to 2007 was primarily due to increased non-cash stock based compensation, combined with increased professional fees related to certain market studies. We expect that general and administrative expenses will increase in the future due to increased payroll, expanded infrastructure, increased consulting, legal, accounting and investor relations expenses associated with being a public company. General and administrative expenses for the three months ended June 30, 2007 and 2006 are comprised as follows:

	Three Months Ended June 30,
	2007	2006	Change
	(in thousands)
Personnel costs	$482	$505	$(23)
Stock based compensation	266	96	170
Professional and consulting fees	530	256	274
Facilities costs	302	157	145
Travel and other costs	143	82	61

Total	$1,723	$1,096	$627

Interest income (expense). Interest income was $666,000 and $195,000 for the three months ended June 30, 2007 and 2006, respectively. The $471,000 increase from 2006 to 2007 was primarily due to increased average cash balances due to the receipt of $18.4 million in proceeds from our Series C-2 financing in March and May of 2006 and $53.4 million in net proceeds from our initial public offering in October 2006. Interest expense was $242,000 and $257,000 for the three months ended June 30, 2007 and 2006, respectively.

Tax benefit. The State of Connecticut provides companies with the opportunity to forego certain research and development tax credit carryforwards in exchange for cash. The program provides for such exchange of the research and development credits at a rate of 65% of the annual incremental and non-incremental research and development credits, as defined. The amount of tax benefit we recognized in connection with this exchange program was $170,000 and $25,000 for the three months ended June 30, 2007 and 2006, respectively. The $145,000 increase from 2006 to 2007 was due to the anticipated overall incremental increase in research and development costs for the year, resulting primarily from the lack of reimbursement for internal full-time equivalent costs from Gilead Sciences, under our amended agreement which was effective April 1, 2007.

Accretion of preferred stock dividends. Accretion of preferred stock dividends was $1.3 million for the three months ended June 30, 2006. Following the conversion of our preferred stock into common stock in connection with our initial public offering, there was no further accretion of dividends.

Comparison of Six Months Ended June 30, 2007 and 2006

Revenue. Revenue was $2.7 million and $4.3 million for the six months ended June 30, 2007 and 2006, respectively. The decrease in revenue in 2007 is primarily due to a significant change in estimate of our remaining performance obligations as of December 31, 2006, under our collaboration with Gilead. Additionally, efforts under our Small Business Innovation Research, or SBIR, grant were completed and $35,000 was recognized in the first quarter of 2007. No additional grant revenue related to this grant will be recognized.

	Six Months Ended June 30,
	2007	2006	Change
	(in thousands)
Amortization of up-front and milestone payments	$1,475	$2,500	$(1,025)
Cost-sharing revenue	1,235	1,660	(425)
Grant revenue	35	158	(123)

Total revenue	$2,745	$4,318	$(1,573)

Through the completion of our performance obligations, anticipated to be in 2008, we expect to recognize additional revenue of approximately $3.6 million, offset by any payments we are obligated to make to Gilead in satisfaction of external costs paid by Gilead Sciences under our external cost-sharing arrangement. It is possible that we will recognize negative revenue in future quarters based upon the timing of our performance under the collaboration, and on the timing and magnitude of external costs borne by Gilead Sciences.

Research and development expenses. Research and development expenses were $16.1 million and $11.0 million for the six months ended June 30, 2007 and 2006, respectively. The approximate $5.0 million increase from 2006 to 2007 was the result of: (i) increased personnel costs for our research and development staff, combined with increased non-cash stock based compensation, (ii) the costs associated with three clinical trials with elvucitabine during 2007, which had longer duration and greater number of patients than those conducted in the same period in 2006, and (iii) the costs associated with additional preclinical testing of ACH-702. We expect that research and development expenses will continue to increase as we complete our phase II clinical program for elvucitabine, enter human clinical trials for ACH-702 and continue our preclinical and research work for our NS4A antagonists. Research and development expenses for the six months ended June 30, 2007 and 2006 are comprised as follows:

	Six Months Ended June 30,
	2007	2006	Change
	(in thousands)
Personnel costs	$3,424	$3,028	$396
Stock based compensation	292	157	135
Outsourced research and supplies	9,995	5,582	4,413
Professional and consulting fees	875	786	89
Facilities costs	1,321	1,353	(32)
Travel and other costs	178	133	45

Total	$16,085	$11,039	$5,046

General and administrative expenses. General and administrative expenses were $3.3 million and $2.3 million for the six months ended June 30, 2007 and 2006, respectively. The $1 million increase from 2006 to 2007 was primarily due to increased non-cash stock based compensation, combined with increased professional fees related to certain market studies, and increased insurance premiums. We expect that general and administrative expenses will increase in the future due to increased payroll, expanded infrastructure, increased consulting, legal, accounting and investor relations expenses associated with being a public company. General and administrative expenses for the six months ended June 30, 2007 and 2006 are comprised as follows:

	Six Months Ended June 30,
	2007	2006	Change
	(in thousands)
Personnel costs	$1,010	$995	$15
Stock based compensation	519	207	322
Professional and consulting fees	866	602	264
Facilities costs	567	350	217
Travel and other costs	309	162	147

Total	$3,271	$2,316	$955

Interest income (expense). Interest income was $1.4 million and $267,000 for the six months ended June 30, 2007 and 2006, respectively. The $1.1 million increase from 2006 to 2007 was primarily due to increased average cash balances due to the receipt of $18.4 million in proceeds from our Series C-2 financing in March and May of 2006 and $53.4 million in net proceeds from our initial public offering in October 2006. Interest expense was $506,000 and $446,000 for the six months ended June 30, 2007 and 2006, respectively. The $60,000 increase from 2006 to 2007 was primarily attributable to a draw down from the 2005 credit facility in May 2006.

Tax benefit. The State of Connecticut provides companies with the opportunity to forego certain research and development tax credit carryforwards in exchange for cash. The program provides for such exchange of the research and development credits at a rate of 65% of the annual incremental and non-incremental research and development credits, as defined. The amount of tax benefit we recognized in connection with this exchange program was $371,000 and $50,000 for the six months ended June 30, 2007 and 2006, respectively. The $321,000 increase from 2006 to 2007 was due to the anticipated overall incremental increase in research and development costs for the year, resulting primarily from the lack of reimbursement for internal full-time equivalent costs from Gilead Sciences, under our amended agreement which was effective April 1, 2007.

Accretion of preferred stock dividends. Accretion of preferred stock dividends was $2.3 million for the six months ended June 30, 2006. Following the conversion of our preferred stock into common stock in connection with our initial public offering, there was no further accretion of dividends.

Liquidity and Capital Resources

Since our inception in August 1998, we have financed our operations primarily through our initial public offering, the issuance of our convertible preferred stock and borrowings under debt facilities, as well as through receipts from our collaboration with Gilead Sciences. Through June 30, 2007, we had received approximately $161.2 million in aggregate net proceeds from stock issuances, $18.3 million from Gilead Sciences under our collaboration agreement with them and approximately $16.7 million under the following debt facilities:

Lender	Date	Interest Rate (per annum)	Principal Amount	Maturity Date
Connecticut Innovations, Inc.	November 2000	7.5%	$1,400,000	September 2010
Connecticut Innovations, Inc.	May 2002	7.5%	$278,000	October 2007
General Electric Capital Corporation	March 2002	8.01%-10.17%	$3,264,182	March 2005-May 2007
Webster Bank	May 2003	6.72%-9.27%	$972,185	June 2006-Dec 2009
Oxford Finance Corporation	December 2005	10.92%	$2,500,000	November 2008
General Electric Capital Corporation	December 2005	10.92%	$2,500,000	November 2008
Oxford Finance Corporation	May 2006	11.56%	$2,500,000	April 2009
General Electric Capital Corporation	May 2006	11.56%	$2,500,000	April 2009
Oxford Finance Corporation	June 2007	11.58%	$400,000	June 2010
General Electric Capital Corporation	June 2007	11.58%	$400,000	June 2010

The amounts reflected above represent original maturities under our debt agreements. As of June 30, 2007, our debt balance due to borrowings is $8.0 million with a weighted average interest rate of 11%.

We had $48.5 million and $62.6 million in cash, cash equivalents and marketable securities as of June 30, 2007 and December 31, 2006, respectively.

Cash used in operating activities was $14.0 million for the six months ended June 30, 2007 and was primarily attributable to our $15.3 million net loss, primarily offset by a decrease in working capital and non-cash charges related to depreciation, amortization and non-cash stock based compensation. Cash used in operating activities was $10.3 million for the six months ended June 30, 2006 and was primarily attributable to our $9.2 million net loss and our $2.5 million decrease in deferred revenue, partially offset by non-cash charges such as depreciation, amortization and non-cash stock compensation expense combined with our increase in prepaid expenses.

Cash provided by investing activities was $1.6 million for the six months ended June 30, 2007 and was primarily attributable to the maturities of marketable securities offset by purchases of marketable securities and capital improvements. Cash used in investing activities for the six months ended June 30, 2006 was $10 which was attributable to the purchase of capital equipment.

Cash used in financing activities was $752,000 for the six months ended June 30, 2007 and was primarily attributable to $1.8 million used for repayments of debt offset by $800,000 in proceeds under our credit facility. Cash provided by financing activities was $20.9 million for the six months ended June 30, 2006 and was primarily attributable to the receipt of $18.2 million in net proceeds from the sale of series C-2 convertible preferred stock and the receipt of $5.0 million in borrowings under our credit facility, primarily offset by cash used for repayments of debt.

We expect to incur continuing and increasing losses from operations for at least the next several years as we seek to:

•	Complete our phase II clinical trials for elvucitabine and, if supported by favorable data from the phase II trials, initiate phase III clinical trials;

•	Advance ACH-702 through preclinical testing and early clinical testing;

•	Advance our NS4A antagonist program for chronic hepatitis C infection; and

•	Identify additional drug candidates.

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

We received net proceeds of $53.4 million from our initial public offering. As of June 30, 2007 approximately $18.1 million of the net proceeds of the offering had been used to fund operations, approximately $471,000 had been used for the purchase of fixed assets and approximately $2.3 million had been used for debt repayments. The remaining net proceeds are invested in U.S. Government and Agency securities.

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

In June 2007, the EITF reached a consensus on EITF Issue No. 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. EITF 07-03 concludes that non-refundable advance payments for future research and development activities should be deferred and capitalized until the goods have been delivered or the related services have been performed. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. This consensus is effective for fiscal years beginning after December 15, 2007. The initial adjustment to reflect the effect of applying the consensus as a change in accounting principle would be accounted for as a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. We do not believe that our adoption in the first quarter of 2008 will have a material impact on our financial statements.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a–15(d) and 15d–15(d) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant losses since our inception in August 1998. At June 30, 2007, our accumulated deficit was approximately $139 million. We have not generated any revenue from the sale of drug candidates to date. We expect that our annual operating losses will increase substantially over the next several years as we expand our research, development and commercialization efforts, including:

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

We believe that our existing cash and cash equivalents will be sufficient to support our current operating plan through at least the next twelve months. However, our operating plan may change as a result of many factors, including:

•	the costs involved in the preclinical and clinical development and manufacturing of elvucitabine and ACH-702;

•	the costs involved in the preclinical and clinical development of NS4A antagonists, certain portions of which we share with Gilead;

•	the costs involved in obtaining regulatory approvals for our drug candidates;

•	the scope, prioritization and number of programs we pursue;

•	the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent and other intellectual property claims;

•	the costs associated with manufacturing our drug candidates;

•	our ability to enter into corporate collaborations and the terms and success of these collaborations;

•	our acquisition and development of new technologies and drug candidates; and

•	competing technological and market developments currently unknown to us.

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

We may seek additional financing through a combination of private and public equity offerings, debt financings and collaboration, strategic alliance and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted, and the terms may include adverse liquidation or other preferences that adversely affect the rights stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration, strategic alliance and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or drug candidates, or grant licenses on terms that are not favorable to us.

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

We are engaged in segments of the pharmaceutical industry that are highly competitive and rapidly changing. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations are pursuing the development of novel drugs that target infectious diseases. We face, and expect to continue to face, intense and increasing competition as new products enter the market and advanced technologies become available. In addition to currently approved drugs, there are a significant number of drugs that are currently under development and may become available in the future for the treatment of HIV infection, chronic hepatitis C and serious hospital-based bacterial infections. We would expect elvucitabine, ACH-702 and our next NS4A antagonist to compete with the following approved drugs and drug candidates currently under development:

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

•

NS4A Antagonist. If approved, we would expect our next NS4A antagonist to compete with currently approved drugs for the treatment of chronic hepatitis C, including Pegasys and Roferon-A, marketed by Roche, and Intron-A and Peg-Intron, marketed by Schering-Plough. Our NS4A antagonists may also compete with drug candidates currently in clinical development by other companies such as Abbott, Anadys, Arrow Pharmaceuticals, Boehringer Ingelheim, Bristol-Myers Squibb, Gilead Sciences, GlaxoSmithKline, Human Genome Sciences, Intermune, Johnson & Johnson, Medivir, Merck, Novartis, Panacos, Pfizer, Pharmasset, Roche, Schering-Plough, Trimeris, Valeant and Vertex.

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

We depend upon our senior management and scientific staff for our business success. Key members of our senior team include Michael Kishbauch, our president and chief executive officer and Dr. Milind Deshpande, our executive vice president and chief scientific officer. Many of our employment agreements with our senior management employees are terminable without notice by the employee. The loss of the service of any of the key members of our senior management may significantly delay or prevent the achievement of drug development and other business objectives. Our Senior Vice President and Chief Medical Officer resigned from his position effective May 29, 2007. Our ability to attract and retain qualified personnel, consultants and advisors is critical to our success. We face intense competition for qualified individuals from numerous pharmaceutical and biotechnology companies, universities, governmental entities and other research institutions. We may be unable to attract and retain these individuals, and our failure to do so would adversely affect our business.

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

As of June 30, 2007, our patent portfolio included a total of 195 patents and patent applications worldwide. We own or hold exclusive licenses to a total of seven U.S. issued patents and 7 U.S. pending patent applications, as well as 188 pending PCT applications and foreign counterparts to many of these patents and patent applications. Our success depends in part on our ability to obtain patent protection both in the United States and in other countries for our drug candidates. Our ability to protect our drug candidates from unauthorized or infringing use by third parties depends in substantial part on our ability to obtain and maintain valid and enforceable patents. Due to evolving legal standards relating to the patentability, validity and enforceability of patents covering pharmaceutical inventions and the scope of claims made under these patents, our ability to maintain, obtain and enforce patents is uncertain and involves complex legal and factual questions. Accordingly, rights under any issued patents may not provide us with sufficient protection for our drug candidates or provide sufficient protection to afford us a commercial advantage against competitive products or processes. In addition, we cannot guarantee that any patents will issue from any pending or future patent applications owned by or licensed to us. Even if patents have issued or will issue, we cannot guarantee that the claims of these patents are or will be valid or enforceable or will provide us with any significant protection against competitive products or otherwise be commercially valuable to us. Patent applications in the United States are maintained in confidence for up to 18 months after their filing. In some cases, however, patent applications remain confidential in the U.S. Patent and Trademark Office, which we refer to as the U.S. Patent Office, for the entire time prior to issuance as a U.S. patent. Similarly, publication of discoveries in the scientific or patent literature often lag behind actual discoveries. Consequently, we cannot be certain that we or our licensors or co-owners were the first to invent, or the first to file patent applications on, our drug candidates or their use as anti-infective drugs. In the event that a third party has also filed a U.S. patent application relating to our drug candidates or a similar invention, we may have to participate in interference proceedings declared by the U.S. Patent Office to determine priority of invention in the United States. The costs of these proceedings could be substantial and it is possible that our efforts would be unsuccessful, resulting in a loss of our U.S. patent position. Furthermore, we may not have identified all U.S. and foreign patents or published applications that affect our business either by blocking our ability to commercialize our drugs or by covering similar technologies that affect our drug market.

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

We are party to a number of licenses that give us rights to third-party intellectual property that is necessary or useful for our business. In particular, we have obtained a sublicense from Vion Pharmaceuticals and a license from Emory University with respect to elvucitabine. We have also obtained a license from the University of Maryland for drug discovery technology. We may enter into additional licenses to third-party intellectual property in the future. Our success will depend in part on the ability of our licensors to obtain, maintain and enforce patent protection for their intellectual property, in particular, those patents to which we have secured exclusive rights. Our licensors may not successfully prosecute the patent applications to which we are licensed. Even if patents issue in respect of these patent applications, our licensors may fail to maintain these patents, may determine not to pursue litigation against other companies that are infringing these patents, or may pursue such litigation less aggressively than we would. In addition, our licensors may terminate their agreements with us in the event we breach the applicable license agreement and fail to cure the breach within a specified period of time. Without protection for the intellectual property we license, other companies might be able to offer substantially identical products for sale, which could adversely affect our competitive business position and harm our business prospects.

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

In our initial public offering, or IPO, we sold 4,500,000 shares of common stock, including an over-allotment option of 675,000 shares, pursuant to a registration statement on Form S-1 (File No. 333-132921) that was declared effective by the SEC on October 25, 2006. We received aggregate net proceeds of approximately $53.4 million, after deducting underwriting discounts and commissions of approximately $4.2 million and expenses of the offering of approximately $1.9 million. The underwriters of the offering were Cowen and Company, LLC, CIBC World Markets and JMP Securities. The net proceeds have been allocated for general corporate purposes and capital expenditures. As of June 30, 2007 approximately $18.1 million of the net proceeds of the offering had been used to fund operations, including;

•	approximately $4.5 million of elvucitabine direct costs;

•	approximately $2.3 million of ACH-702 direct costs;

•	approximately $1.8 million of NS4A antagonist direct costs;

•	approximately $6.3 million related to indirect research and development costs; and

•	approximately $3.2 million related to general and administrative costs.

Additionally, approximately $471,000 was used for the purchase of fixed assets and approximately $2.3 million was used for debt repayments. The remaining net proceeds are invested in U.S. Government and Agency securities.

On February 9, 2007, we issued an aggregate of 8,307 shares of common stock to General Electric Capital Corporation, pursuant to the exercise of three warrants held by General Electric Capital Corporation. The warrants were exercised pursuant to a cashless exercise feature by which an aggregate of 15,208 shares of common stock originally issuable under the warrants were cancelled as payment for the aggregate purchase price. The exercise prices, number of shares originally issuable and the number of shares actually issued under the three individual warrants are set forth below:

Warrant Issuance Date	Exercise Price	Number of shares originally issuable	Number of shares issued
March 1, 2002	$12.12	2,683	933
December 30, 2005	$12.00	10,416	3,687
May 12, 2006	$12.00	10,416	3,687

The securities described above were issued in reliance upon exemptions from the registration provisions of the Securities Act of 1933, as amended, set forth in Section 4(2) and Regulation D promulgated thereunder relative to sales by an issuer not involving any public offering. General Electric Capital Corporation represented to us in connection with its purchase that it was an accredited investor and was acquiring the shares for investment and not distribution, that it could bear the risks of the investment and could hold the securities for an indefinite period of time.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of stockholders on June 6, 2007. At the meeting, each of Jean-Francois Formela, James Garvey and David Scheer was re-elected as a class I director for a three-year term to expire in 2010. The additional directors whose term of office continued after the meeting are Michael Grey, Jason Fisherman, Michael Kishbauch, Robert Van Nostrand and Christopher White. In addition, the stockholders ratified the selection of PricewaterhouseCoopers LLP to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2007. The number of votes cast for and against or withheld with respect to each matter voted upon at the meeting and the number of abstentions are as follows:

Nominee	Votes in Favor	Votes Withheld	Votes Against	Votes Abstained
Election of Directors:
Jean-Francois Formela	11,166,760	71,152	—	—
James Garvey	11,199,260	38,652	—	—
David Scheer	11,211,760	26,152	—	—
Ratification of PricewaterhouseCoopers LLP	11,205,257	—	1,000	31,655

ITEM 5.	OTHER INFORMATION

On June 28, 2007, in connection with the Master Security Agreement, dated January 24, 2002 between the Company and General Electric Capital Corporation, as amended and the Master Security Agreement, dated December 30, 2005 between the Company and Oxford Finance Corporation, we issued promissory notes in the principal amount of $400,000 to each of General Electric Capital Corporation and Oxford Finance Corporation. Each promissory note matures in June 2010 and bears a fixed interest rate of 11.58% per annum. The proceeds from these promissory notes will be used to fund our office and lab expansion project.

ITEM 6.	EXHIBITS

10.1	Promissory Notes and Master Security Agreement by and between the Registrant and Oxford Finance Corporation, dated as of December 30, 2005.

10.2	Promissory Notes and Master Security Agreement by and between the Registrant and GE Capital Corporation, dated as of January 24, 2002, as amended.

31.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACHILLION PHARMACEUTICALS, INC.

Date: August 8, 2007	/s/ Michael D. Kishbauch
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2007	/s/ Mary Kay Fenton
Chief Financial Officer
(Principal Financial and Accounting Officer)