Form 10-Q
period 2007-09-30
ACHILLION PHARMACEUTICALS INC
filed 2007-11-02
CIK 1070336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 1, 2007, the registrant had 15,622,721 shares of Common Stock, $0.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Achillion Pharmaceuticals, Inc.

Balance Sheets

(in thousands, except per share amounts)

(Unaudited)

	September 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$7,627	$22,662
Marketable securities	32,016	39,904
Accounts receivable	79	796
Prepaid expenses and other current assets	1,506	1,502

Total current assets	41,228	64,864
Fixed assets, net	2,236	1,966
Deferred financing costs	42	59
Restricted cash	205	257

Total assets	$43,711	$67,146

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$3,994	$3,572
Accounts payable	2,556	2,633
Accrued expenses	3,247	2,639
Deferred revenue	2,283	2,830

Total current liabilities	12,080	11,674
Long-term debt, net of current portion	3,094	5,327
Accrued expenses, net of current portion	144	340
Deferred revenue	470	2,435

Total liabilities	15,788	19,776

Commitments

Stockholders’ Equity:
Common Stock, $.001 par value; 100,000 shares authorized: 15,623 and 15,535 shares issued and outstanding, respectively	16	16
Additional paid-in capital	172,298	170,650
Stock warrants	484	644
Stock subscription receivable	(1)	(50)
Accumulated deficit	(144,945)	(123,908)
Unrealized gain on marketable securities	71	18

Total stockholders’ equity	27,923	47,370

Total liabilities and stockholders’ equity	$43,711	$67,146

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue	$900	$1,196	$3,645	$5,514

Operating expenses
Research and development	5,854	5,300	21,939	16,338
General and administrative	1,607	1,023	4,878	3,340

Total operating expenses	7,461	6,323	26,817	19,678

Loss from operations	(6,561)	(5,127)	(23,172)	(14,164)

Other income (expense)
Interest income	581	162	2,005	430
Interest expense	(241)	(232)	(748)	(679)
Change in fair value of put right liability	—	72	—	72

Net loss before tax benefits	(6,221)	(5,125)	(21,915)	(14,341)
Tax benefit	327	9	698	59

Net loss	(5,894)	(5,116)	(21,217)	(14,282)
Accretion of preferred stock dividends	—	(1,407)	—	(3,693)

Loss attributable to common stockholders	$(5,894)	$(6,523)	$(21,217)	$(17,975)

Basic and diluted net loss per share attributable to common stockholders	$(0.38)	$(12.69)	$(1.36)	$(35.11)

Weighted average shares used in computing basic and diluted net loss per share attributable to common stockholders	15,607	514	15,568	512

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statement of Stockholders’ Equity for the Nine Months Ended September 30, 2007

(in thousands)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Stock Warrants	Stock Subscription Receivable	Accumulated Deficit	Unrealized Gain	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2006	15,535	16	170,650	644	(50)	(123,908)	18	47,370
Adoption of FASB Interpretation No. 48	—	—	—	—	—	180	—	180
Stock compensation	—	—	1,294	—	—	—	—	1,294
Issuance of common stock upon exercise stock options	59	—	101	—	—	—	—	101
Issuance of common stock upon exercise of warrants	9	—	160	(160)	—	—	—	—
Issuance of common stock under ESPP Plan	20	—	93	—	—	—	—	93
Repayment of stock subscriptions receivable	—	—	—	—	49	—	—	49
Unrealized gain on marketable securities	—	—	—	—	—	—	53	53
Net loss	—	—	—	—	—	(21,217)	—	(21,217)

Balances at September 30, 2007	15,623	$16	$172,298	$484	$(1)	$(144,945)	$71	$27,923

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities
Net loss	$(21,217)	$(14,282)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	560	545
Stock-based compensation	1,294	525
Noncash interest expense	87	68
Change in fair value of put right liability	—	(72)
Loss on disposal of equipment	2	27
Amortization of premium (discount) on securities	(1,487)	4
Changes in operating assets and liabilities:
Accounts receivable	717	146
Prepaid expenses and other current assets	(4)	223
Account payable	(77)	61
Accrued expenses and other liabilities	592	848
Deferred revenue	(2,512)	(3,030)

Net cash (used in) operating activities	(22,045)	(14,937)

Cash flows from investing activities
Purchase of property and equipment	(815)	(355)
Purchase of marketable securities	(53,132)	—
Maturities of marketable securities	62,560	—
Release of restriction on cash	52	52

Net cash provided by (used in) investing activities	8,665	(303)

Cash flows from financing activities
Proceeds from issuance of Series C-2 Preferred Stock, net of issuance costs	—	18,224
Proceeds from exercise of stock options	101	3
Proceeds from sale of common stock under the Employee Stock Purchase Plan	93	—
Proceeds from repayment of stock subscription receivable	49	98
Payments for initial public offering costs	—	(1,402)
Borrowings under notes payable	800	5,355
Repayments of notes payable	(2,698)	(2,162)

Net cash provided by (used in) financing activities	(1,655)	20,116

Net (decrease) increase in cash and cash equivalents	(15,035)	4,876
Cash and cash equivalents, beginning of period	22,662	9,583

Cash and cash equivalents, end of period	$7,627	$14,459

Supplemental disclosure of cash flow information
Cash paid for interest	$657	$662

Supplemental disclosure of noncash financing activities
Issuance of warrants in connection with debt financing	—	$174
Cashless exercise of warrants	$288	—

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

The Company has incurred losses of $131,082 from inception through September 30, 2007 and had an accumulated deficit of $144,945 through September 30, 2007. The Company has funded its operations primarily through the sale of equity securities, borrowings from debt facilities, and the receipt of license fees, milestone and cost-sharing receipts from our collaboration partner, Gilead Sciences, Inc. (“Gilead”).

The Company expects to incur substantial and increasing losses for at least the next several years and will need substantial additional financing to obtain regulatory approvals, fund operating losses, and, if deemed appropriate, establish manufacturing and sales and marketing capabilities, which the Company will seek to raise through public or private equity or debt financings, collaborative or other arrangements with third parties or through other sources of financing. There can be no assurance that such funds will be available on terms favorable to the Company, if at all. In addition to the normal risks associated with early-stage companies, there can be no assurance that the Company will successfully complete its research and development, obtain adequate patent protection for its technology, obtain necessary government regulatory approval for drug candidates the Company develops or that any approved drug candidates will be commercially viable. In addition, the Company may not be profitable even it succeeds in commercializing any of its drug candidates.

2. Basis of Presentation

The accompanying unaudited condensed financial statements of the Company should be read in conjunction with the audited financial statements and notes as of and for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2007. The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information, in accordance with the instructions to Form 10-Q and the guidance in Article 10 of Regulation S-X. Accordingly, since they are interim financial statements, the accompanying financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. The accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and notes thereto. A discussion of the Company’s critical accounting policies and management estimates is described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part I, Item II of this quarterly report on Form 10-Q.

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

3. Earnings (Loss) Per Share (“EPS”)

Basic EPS is calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, or SFAS No. 128, Earnings per Share, by dividing net income or loss attributable to common stockholders by the weighted average common stock outstanding. Diluted EPS is calculated in accordance with SFAS No. 128 by adjusting weighted average common shares outstanding for the dilutive effect of common stock options, warrants, convertible preferred stock and accrued but unpaid convertible preferred stock dividends. In periods where a net loss is recorded, no effect is given to potentially dilutive securities, since the effect would be antidilutive. Total securities that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive for the nine months ended September 30, 2007 and 2006 were as follows (prior to consideration of the treasury stock method):

	Nine Months Ended September 30,
	2007	2006
Options	1,259	807
Warrants	311	335
Convertible Preferred Stock, as converted	—	8,631
Accrued but unpaid Convertible Preferred Stock dividends	—	1,165

Total potentially dilutive securities outstanding	1,570	10,938

4. Collaboration Arrangement

In November 2004, the Company entered into a collaboration arrangement (the “Gilead Arrangement”) with Gilead, which was amended in March 2007, to jointly develop and commercialize compounds for use in treating hepatitis C infection, which inhibit viral replication through a specified novel mechanism of action. Commercialization efforts will commence under the Gilead Arrangement only if such compounds are found to be commercially viable and all appropriate regulatory approvals have been obtained. In connection with this arrangement, Gilead paid to the Company $10,000 as payment for both a non-refundable up-front license fee and 2,300 shares of Series C-1 Convertible Preferred Stock (“Series C-1”).

Under the Gilead Arrangement, the Company and Gilead will work together to develop one or more compounds for use in treating hepatitis C infection until proof-of-concept in one compound, as defined in the Gilead Arrangement, is achieved (the “Research Period”). Subsequent to the achievement of proof-of-concept in one compound, the Company has no further obligation to continue providing services to Gilead but, at Gilead’s request, the Company may elect to extend the Research Period for up to an additional two years after proof-of-concept is established, based upon good faith negotiations at that point in time. Further, if both parties agree that potential back-up compounds should continue to be researched, good faith negotiations would also be conducted to determine the specifics of any arrangement to continue to research backup compounds.

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

The up-front payment of $10,000, received in 2004, was first allocated to the fair value of the Series C-1, as determined by management after considering a valuation analysis performed by an unrelated third-party valuation firm at the direction of the Company, in which each share of the Series C-1 was determined to be worth $0.88, or approximately $2,000 in aggregate. The remaining $8,000 balance of the $10,000 is being accounted for as a non-refundable up-front license fee. Due to certain provisions contained within the Gilead Arrangement relating to services to be performed on both the primary and backup compounds, as defined in the Gilead Arrangement, the non-refundable up-front license fee, as well as any milestones achieved during the Research Period, including a $2,000 milestone received in 2005, are being accounted for under the proportionate performance model. Revenue recognized under the proportionate performance model is limited by the aggregate cash received or receivable to date by the Company. Milestones achieved, if any, after the termination of the Research Period, will be recognized when the milestone is achieved as the Company has no further research or development obligations under the Gilead Arrangement after the Research Period.

Under the Gilead Arrangement, through March 31, 2007, agreed upon research or development expenses, including internal full-time equivalent (“FTE”) costs and external costs, incurred by both companies during the period up to proof-of-concept were borne equally by both parties. Prior to March 31, 2007, the Company was incurring the majority of those expenses and, therefore, was the net receiver of funds under this cost-sharing portion of the arrangement. Effective April 1, 2007, internal costs, including FTE costs are no longer subject to this cost-sharing arrangement. Instead, each party bears its own internal costs, including FTE costs. External costs continue to be shared equally by both parties. The Company and Gilead also revised their joint research program to focus on next-generation NS4A antagonists, after discontinuing clinical trials for ACH-806, an NS4A antagonist the Company was previously evaluating. As a result, the Company extended the period over which its remaining obligations under the agreement would be completed, which is estimated to be the end of 2008. Accordingly, the period over which the Company recognizes amounts received under the Gilead Arrangement has been extended, resulting in lower revenue for the nine month period ended September 30, 2007 than amounts recognized in previous periods.

Gilead has the right to terminate the Gilead Arrangement without cause upon 120 days written notice to the Company. Upon termination of the Gilead Arrangement for any reason, all cost sharing amounts due and payable through the date of termination shall be paid by the appropriate party and no previously paid amounts will be refundable.

During the three months ended September 30, 2007 and 2006, the Company recognized revenue of $900 and $1,123, respectively, under this collaboration agreement, of which $501 and $529, respectively, related to the recognition of the non-refundable upfront fee and pre-proof-of-concept milestone under the proportionate performance model. The remaining $399 and $594 recognized during the three months ended September 30, 2007 and 2006, respectively, relate to FTE reimbursements recognized under the proportionate performance model and external costs billed under the Gilead Arrangement, net of payments made to Gilead of $32 and $375 for the three months ended September 30, 2007 and 2006, respectively. Payments to Gilead under this collaboration are recognized as a reduction in revenue.

During the nine months ended September 30, 2007 and 2006, the Company recognized revenue of $3,610 and $5,283, respectively, under this collaboration agreement, of which $1,976 and $3,030,

respectively, related to the recognition of the non-refundable fee and pre-proof-of-concept milestone under the proportionate performance model. The remaining $1,634 and $2,253 recognized during the nine months ended September 30, 2007 and 2006, respectively, relate to FTE reimbursements recognized under the proportionate performance model and external costs billed under the collaboration, net of payments made to Gilead of $391 and $1,281 for the nine months ended September 30, 2007 and 2006, respectively.

Included in the accompanying balance sheets as of September 30, 2007 and December 31, 2006, is $79 and $772, respectively, of receivables resulting from this collaboration agreement and $2,753 and $5,265, respectively, of deferred revenue resulting from the up-front fee, the $2,000 milestone payment, and FTE costs. In addition to Gilead’s rights to unilaterally terminate this agreement, each party has the right to terminate for material breach; however the Company may terminate for Gilead’s breach only on a market-by-market basis, and, if applicable, a product-by-product basis.

5. Marketable Securities

The Company classifies its entire investment portfolio as available for sale as defined in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. As of September 30, 2007 and December 31, 2006, the Company’s investment portfolio consisted of U.S. government and agency securities held by a major banking institution. The maturities of marketable securities of $32,016 and $39,904 at September 30, 2007 and December 31, 2006, respectively, are less than one year.

Securities are carried at fair value with the unrealized gains (losses) reported as a separate component of stockholders’ equity. The unrealized gain from marketable securities was $71 and $18 at September 30, 2007 and December 31, 2006, respectively.

As of September 30, 2007 and December 31, 2006, none of the Company’s investments were determined to be other than temporarily impaired.

6. Accrued Expenses

Current and long-term accrued expenses consist of the following:

	September 30, 2007	December 31, 2006
Accrued compensation	$812	$749
Accrued clinical trial expense	1,188	783
Accrued preclinical trial expense	244	213
Accrued license expense/payments	100	100
Accrued rent expense	143	160
Accrued manufacturing and formulation	49	218
Accrued consulting expenses	178	218
Other accrued expenses	677	538

Total	$3,391	$2,979

Accrued clinical trial and preclinical trial expenses are comprised of amounts owed to third-party contract research organizations or “CROs”, clinical investigators, laboratories and data managers for research and development work performed on behalf of the Company. At each period end the Company evaluates the accrued clinical trial expense balance based upon information received from each third party and ensures that the estimated balance is reasonably stated based upon the information available to the Company. Such estimates are subject to change as additional information becomes available.

7. Long-Term Debt

Long-term debt consists of the following:

	September 30, 2007	December 31, 2006
CII Term Loan, payable in monthly installments of $13 through September 2010 with a final balloon payment of $686, with interest at 7.5% per annum	$954	$1,015
2002 CII Term Loan, payable in monthly installments of $6 through October 2007, with interest at 7.5% per annum	6	54
2002 Credit Facility, payable in monthly installments as the individual notes mature through January 2007, with interest ranging from 8.01% to 10.17% per annum	—	26
2003 Credit Facility, payable in monthly installments as the individual notes mature through May 2008, with interest ranging from 7.79% to 9.27% per annum	308	458
2005 Credit Facility, payable in monthly installments as the individual notes mature through June 2010, with interest ranging from 10.92% to 11.58% per annum	5,820	7,346

Total long-term debt	7,088	8,899
Less: current portion	(3,994)	(3,572)

Total long-term debt, net of current portion	$3,094	$5,327

8. Stock-Based Compensation

The Company’s 2006 Stock Incentive Plan, or the 2006 Plan, is administered by the Company’s Board of Directors and provides for the grant of incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights and other stock-based awards. The Company’s officers, employees, consultants, advisors and directors, are eligible to receive awards under the 2006 Plan; however, incentive stock options may only be granted to employees. Options granted are exercisable for a period determined by the Company, but in no event longer than ten years from the date of the grant. Options generally vest ratably over four years. There were 646 shares available to be granted under our 2006 Plan as of September 30, 2007.

A summary of the status of the Company’s stock option activity for the nine months ended September 30, 2007 is presented in the table and narrative below:

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2007	1,208	$6.53
Granted	172	6.37
Exercised	(59)	1.73
Cancelled/Forfeited	(62)	10.84

Outstanding at September 30, 2007	1,259	$6.52

Options exercisable at September 30, 2007	775	$2.96

Weighted-average fair value of options granted during the period		$4.23

The Company utilizes the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of assumptions which determine the fair value of the stock-based awards. The assumptions used to value options granted are as follows:

	For the Nine Months Ended
	September 30, 2007	September 30, 2006
Expected term of option	6.1 years	5 years
Expected volatility	70%	70%
Risk free interest rate	4.31 – 4.94%	4.30%
Expected dividend yield	0%	0%

Total compensation expense recorded in the accompanying statements of operations associated with option grants made to employees for the three months ended September 30, 2007 and 2006 was $470 and $158, respectively. Total compensation expense recorded in the accompanying statements of operations associated with option grants made to employees for the nine months ended September 30, 2007 and 2006 was $1,245 and $481, respectively. The Company recorded no tax benefit related to these options since the Company currently maintains a full valuation allowance.

As of September 30, 2007, the intrinsic value of the options outstanding was $3,070, of which $2,221 related to vested options and $849 related to unvested options. The intrinsic value for stock options is calculated based on the difference between the exercise prices of the underlying awards and the quoted stock price of our common stock as of the reporting date.

As of September 30, 2007, the total compensation cost related to unvested options not yet recognized in the financial statements is approximately $4,349, net of estimated forfeitures, and the weighted average period over which it is expected to be recognized is 1.58 years.

The Company also occasionally grants stock option awards to consultants. Such grants are accounted for pursuant to Emerging Issue Task Force (“EITF”) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and, accordingly, the Company recognizes compensation expense equal to the fair value of such awards and amortizes such expense over the performance period. Total expense for the three months ended September 30, 2007 and 2006 was $(2) and $2, respectively and total expense for the nine months ended September 30, 2007 and 2006 was $2 and $43, respectively.

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

The Company measures the fair value of issuances under the employee stock purchase plan using the Black-Scholes option pricing model at the end of each reporting period. The compensation cost for the 2006 ESPP consists of the discount (15% of the grant date stock price) and the fair value of the option features. The Black-Scholes model requires the use of assumptions that determine the fair value of the stock-based awards. The assumptions used to value issuances under the 2006 ESPP are as follows:

For the Nine Months Ended
September 30, 2007
Expected term of option	6 months
Expected volatility	46% – 70%
Risk free interest rate	4.31 – 4.94%
Expected dividend yield	0%

For the nine months ended September 30, 2007, the Company issued 20 shares associated with the 2006 ESPP. The Company recorded compensation expense of $15 for the three months ended September 30, 2007 and $47 for the nine months ended September 30, 2007. There was no compensation expense related to the 2006 ESPP for the three or nine months ended September 30, 2006 as the 2006 ESPP was not established until December 1, 2006. As of September 30, 2007, 230 shares remained available for future issuance under the 2006 ESPP.

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

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board, (“FASB”) Interpretation No.48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No.109, or FIN 48. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not file a return in a particular jurisdiction). Under FIN 48, the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts.

The IRS could challenge tax positions taken by the Company for the periods for which there are open tax years. The Company is open to challenge for the periods of 1998 through 2006 from federal and the State of Connecticut jurisdictions.

As a result of implementation of FIN 48, the Company recognized a decrease of $180 in its liability for uncertain tax positions, which was accounted for as a decrease to the January 1, 2007 accumulated deficit. The Company did not have any unrecognized tax benefits as of the date of adoption or September 30, 2007.

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

Utilization of the NOL and research and development credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986, or Section 382, due to changes in ownership of the Company that have occurred previously or that could occur in the future.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits an entity to elect to report many financial assets and liabilities at fair value. Entities electing the fair value option would be required to recognize changes in fair value in earnings and are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. The initial adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company is currently evaluating the impact, if any the adoption of FAS 159 may have on its financial statements.

In June 2007, the EITF reached a consensus on EITF Issue No. 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. EITF 07-03 concludes that non-refundable advance payments for future research and development activities should be deferred and capitalized until the goods have been delivered or the related services have been performed. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. This consensus is effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Earlier adoption is not permitted. The effect of applying the consensus will be prospective for new contracts entered into on or after that date. The Company does not believe that its adoption of the consensus in the first quarter of 2008 will have a material impact on the Company’s financial statements.

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

We have devoted and are continuing to devote substantially all of our efforts toward product research and development. We have incurred losses of $131 million from inception through September 30, 2007 and had an accumulated deficit of $145 million through September 30, 2007. Our net losses were $21.2 million and $14.3 million for the nine months ended September 30, 2007 and 2006, respectively.

In the fourth quarter of 2006, we completed an initial public offering of 5,175,000 shares of common stock at a price of $11.50 per share, including the exercise of the underwriters’ over-allotment option. Proceeds to us from the offering were approximately $53.4 million, net of underwriting discounts and commissions and offering expenses.

Financial Operations Overview

Revenue

To date, we have not generated revenue from the sale of any drugs. The majority of our revenue recognized to date has been derived from our collaboration with Gilead Sciences to develop compounds for use in treating chronic hepatitis C infection. During the nine months ended September 30, 2007 and 2006, we recognized $3.6 million and $5.3 million, respectively, under this collaboration arrangement.

Upon initiating our collaboration with Gilead Sciences in 2004, we received a payment of $10.0 million, which included an equity investment by Gilead Sciences determined to be worth approximately $2.0 million. We are accounting for the remaining $8.0 million as a nonrefundable up-front fee. Due to certain provisions contained within our collaboration with Gilead Sciences relating to services to be performed on both the primary and backup compounds, the non-refundable up-front license fee, as well as any milestones achieved during the period prior to when proof-of-concept in one compound is achieved, including a $2.0 million milestone received in 2005, are being accounted for under the proportionate performance model. Revenue under the proportionate performance model is recognized as our effort under the collaboration is incurred. When our performance obligation is complete, we will recognize milestone payments, if any, when the corresponding milestone is achieved. We will recognize royalty payments, if any, upon product sales. We revised our joint research program with Gilead Sciences in early 2007 to focus on next-generation NS4A antagonists. As a result, we extended the period over which our remaining obligations under the arrangement would be completed. Accordingly, the period over which we recognize amounts received under the arrangement has been extended, resulting in lower revenue for the nine month period ended September 30, 2007 as compared to the corresponding period in 2006.

Research and development expenses under our collaboration with Gilead Sciences, including internal full-time equivalent costs and external research costs, incurred by both companies prior to proof-of-concept, were borne equally by both parties through March 31, 2007. As we were providing the majority of those services and were incurring the majority of those expenses, we were the net recipient of funds under this cost-sharing portion of the arrangement and therefore recognized the reimbursed costs as revenue rather than research expense. We are recognizing payments made by us to Gilead Sciences in connection with this collaboration as a reduction of revenue. Effective April 1, 2007, internal full-time equivalent costs are no longer subject to this cost-sharing arrangement. Instead, each party provides for the costs of its own full-time equivalents. We expect that the relative full-time equivalent efforts of each of Achillion and Gilead Sciences will remain approximately one-half of total efforts. We continue to equally share external research costs with Gilead Sciences.

We have also recognized revenue under a Small Business Innovation Research, or SBIR, grant by the National Institutes of Health, or NIH, related to our HIV capsid research program. During the nine months ended September 30, 2007 and 2006 we recognized $35,000 and $231,000 respectively, in revenue under this grant. Efforts under our Small Business Innovation Research, or SBIR, grant were completed in the first quarter of 2007. No additional grant revenue related to this grant will be recognized.

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

•

NS4A Antagonists (including ACH-1095) for Chronic Hepatitis C Infection. In our second preclinical-stage program, we are evaluating drug candidates with a unique mechanism of action for the treatment of chronic hepatitis C in collaboration with Gilead Sciences.

All costs associated with internal research and development, and research and development services for which we have externally contracted, are expensed as incurred. Our research and development expenses are outlined in the table below.

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
	(in thousands)
Direct external costs:
Elvucitabine	$8,388	$3,724
ACH-702	2,732	1,914
NS4A Antagonist (including ACH-806 and ACH-1095)	1,555	2,254

	12,675	7,892
Direct internal personnel costs	5,376	4,652

Sub-total direct costs	18,051	12,544
Indirect costs and overhead	3,888	3,794

Total research and development	$21,939	$16,338

Currently, we are conducting two phase II clinical trials with elvucitabine and preclinical studies with ACH-702. In February 2007, we and our collaborator, Gilead Sciences, discontinued a proof-of-concept clinical trial for ACH-806, an NS4A antagonist we were previously evaluating for the treatment of chronic hepatitis C, and are currently completing our assessment of new lead candidates in order to nominate one for clinical development. From the inception of each respective program through September 30, 2007, we incurred approximately $41.6 million in total costs for elvucitabine, approximately $14.9 million in total costs for ACH-702 and approximately $24.9 million in total costs for our NS4A antagonist program (including ACH-806). These figures include our internal research and development personnel costs and related facilities overhead. We expect our research and development costs to increase substantially in the foreseeable future. We currently estimate that the clinical trial costs for two phase III clinical trials of elvucitabine in different HIV populations will be approximately $48.0 million, exclusive of the internal personnel costs associated with conducting these trials. We estimate that the costs associated with completing preclinical studies and phase I clinical trials with ACH-702 will be approximately $3.0 million, exclusive of the internal personnel costs associated with conducting these studies and trials. We anticipate that the costs associated with preclinical development through proof-of-concept of our next- generation NS4A antagonist will be approximately $3.7 million, exclusive of internal personnel costs. This amount for NS4A represents one-half of the external costs associated with those activities, as we share such external costs with Gilead Sciences.

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

When we determine that an arrangement should be accounted for as a single unit of accounting, we must determine the period over which the performance obligations will be performed and revenue related to upfront license payments will be recognized. Revenue will be recognized using either a proportionate performance or straight-line method. We recognize revenue using the proportionate performance method provided that we can reasonably estimate the level of effort required to complete our performance obligations under an arrangement and such performance obligations are provided on a best-efforts basis. Direct labor hours or full-time equivalents are typically used as the measure of performance. Under the proportionate performance method, periodic revenue related to upfront license payments is recognized as the percentage of actual effort expended in that period to total effort expected for all of our performance obligations under the arrangement. Significant management judgment is required in determining the level of effort required under an arrangement and the period over which we expect to complete our related performance obligations. In the event that a change in estimate occurs, the change will be accounted for using the cumulative catch-up method, which provides for an adjustment to revenue in the current period. Estimates of our level of effort may change in the future, resulting in a material change in the amount of revenue recognized in future periods. We revised our joint research program with Gilead Sciences in early 2007 to focus on next-generation NS4A antagonists. As a result, we extended the period over which our remaining obligations under the arrangement would be completed. Accordingly, the period over which we recognize amounts received under the arrangement has been extended, resulting in lower revenue for the nine month period ended September 30, 2007 as compared to the corresponding period in 2006.

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

Stock-Based Compensation – Employee Stock-Based Awards

We primarily grant qualified stock options for a fixed number of shares to employees with an exercise price equal to the market value of the shares at the date of grant. Under the fair value recognition provisions of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123R, stock-based compensation cost is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized during the nine months ended September 30, 2007 and 2006 includes compensation expense for stock-based awards granted prior to, but not yet vested as of December 31, 2005, based on the fair value on the grant date estimated in accordance with the pro forma provisions of SFAS 123. Compensation expense also includes amounts related to the stock-based awards granted subsequent to December 31, 2005, based on the fair value on the grant date, estimated in accordance with the provisions of SFAS 123R.

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

As a result of implementation of FIN 48, we recognized a decrease of $180 in our liability for uncertain tax positions, which was accounted for as a decrease to the January 1, 2007 accumulated deficit. We do not have any unrecognized tax benefits as of the date of adoption or September 30, 2007. We review all tax positions to ensure the tax treatment selected is sustainable based on its technical merits and that the position would be sustained if challenged.

Results of Operations

Results of operations may vary from period to period depending on numerous factors, including the timing of payments received under existing or future strategic alliances, joint ventures or financings, if any, the progress of our research and development projects, technological advances and determinations as to the commercial potential of proposed products.

Comparison of Three Months Ended September 30, 2007 and 2006

Revenue. Revenue was $0.9 million and $1.2 million for the three months ended September 30, 2007 and 2006, respectively. The decrease in revenue in 2007 is primarily due to the change in the estimate of our remaining performance obligations under our collaboration with Gilead. In February 2007, we announced our decision to discontinue further development of ACH-806, and we revised our research program with Gilead to focus on next-generation NS4A antagonists. Although ACH-806 demonstrated positive antiviral activity in patients infected with HCV, it also demonstrated early signs of elevated serum creatinine, a marker of kidney function. As a result, we expect that our efforts under the collaboration, which were previously estimated to be complete in March 2007, will extend through 2008. In addition, in March 2007, we and Gilead Sciences entered into an amendment of our collaboration agreement pursuant to which we continue to share external costs, but effective April 1, 2007, each party bears the costs of its respective full-time equivalents and other internal costs. Additionally, efforts under our Small Business Innovation Research, or SBIR, grant were completed in the first quarter of 2007. No additional grant revenue related to this grant will be recognized.

	Three Months Ended September 30,		Change
	2007	2006
	(in thousands)
Amortization of up-front and milestone payments	$501	$529	$(28)
Cost-sharing revenue	399	594	(195)
Grant revenue	—	73	(73)

Total revenue	$900	$1,196	$(296)

Through the completion of our performance obligations under our collaboration with Gilead Sciences, anticipated to be at the end of 2008, we expect to recognize additional revenue of approximately $2.8 million, offset by any payments we are obligated to make to Gilead Sciences in satisfaction of external costs paid by Gilead Sciences under our external cost-sharing arrangement. It is possible that we will recognize negative revenue in future quarters based upon the timing of our performance under the collaboration, and on the timing and magnitude of external costs borne by Gilead Sciences.

Research and development expenses. Research and development expenses were $5.9 million and $5.3 million for the three months ended September 30, 2007 and 2006, respectively. The approximate $0.6 million increase from 2006 to 2007 was the result of: (i) increased personnel costs for our research and development staff, combined with increased non-cash stock based compensation, (ii) the costs associated with conducting three clinical trials with elvucitabine during 2007, two of which had longer duration and greater number of patients than those conducted in the same period in 2006, and (iii) the costs associated with additional preclinical testing of ACH-702. We expect that research and development expenses will continue to increase as we complete our phase II clinical program for elvucitabine, enter human clinical trials for ACH-702 and continue our preclinical and research work for our NS4A antagonists. Research and development expenses for the three months ended September 30, 2007 and 2006 are comprised as follows:

	Three Months Ended September 30,		Change
	2007	2006
	(in thousands)
Personnel costs	$1,482	$1,425	$57
Stock based compensation	179	64	115
Outsourced research and supplies	3,086	2,617	469
Professional and consulting fees	381	413	(32)
Facilities costs	643	713	(70)
Travel and other costs	83	68	15

Total	$5,854	$5,300	$554

General and administrative expenses. General and administrative expenses were $1.6 million and $1.0 million for the three months ended September 30, 2007 and 2006, respectively. The $0.6 million increase from 2006 to 2007 was primarily due to increased non-cash stock based compensation, increased insurance premiums, combined with increased professional fees related to certain market studies. We expect that general and administrative expenses will increase in the future due to increased payroll, expanded infrastructure, increased consulting, legal, accounting and investor relations expenses associated with being a public company. General and administrative expenses for the three months ended September 30, 2007 and 2006 are comprised as follows:

	Three Months Ended September 30,		Change
	2007	2006
	(in thousands)
Personnel costs	$498	$410	$88
Stock based compensation	304	96	208
Professional and consulting fees	423	281	142
Facilities costs	283	174	109
Travel and other costs	99	62	37

Total	$1,607	$1,023	$584

Interest income (expense). Interest income was $581,000 and $162,000 for the three months ended September 30, 2007 and 2006, respectively. The $419,000 increase from 2006 to 2007 was primarily due to increased average cash balances due to the receipt of $53.4 million in net proceeds from our initial public offering in October 2006. Interest expense was $241,000 and $232,000 for the three months ended September 30, 2007 and 2006, respectively.

Tax benefit. The State of Connecticut provides companies with the opportunity to forego certain research and development tax credit carryforwards in exchange for cash. The program provides for such exchange of the research and development credits at a rate of 65% of the annual incremental and non-incremental research and development credits, as defined. The amount of tax benefit we recognized in connection with this exchange program was $327,000 and $9,000 for the three months ended September 30, 2007 and 2006, respectively. The $318,000 increase from 2006 to 2007 was due to the increase in research and development costs for the year, resulting primarily from the lack of reimbursement for internal full-time equivalent costs from Gilead Sciences, under our amended agreement which became effective April 1, 2007 combined with a true up to the final tax return amount. This reimbursement had previously reduced the amount of research and development expense eligible for the tax credit.

Accretion of preferred stock dividends. Accretion of preferred stock dividends was $1.4 million for the three months ended September 30, 2006. Following the conversion of our preferred stock into common stock in connection with our initial public offering, there was no further accretion of dividends.

Comparison of Nine Months Ended September 30, 2007 and 2006

Revenue. Revenue was $3.6 million and $5.5 million for the nine months ended September 30, 2007 and 2006, respectively. The decrease in revenue in 2007 is primarily due to a significant change in estimate of our remaining performance obligations under our collaboration with Gilead Sciences. In addition, after April 1, 2007, internal FTE costs are no longer shared with Gilead Sciences, reducing 2007 revenue after that date. Additionally, efforts under our Small Business Innovation Research, or SBIR, grant were completed and $35,000 was recognized in the first quarter of 2007. No additional grant revenue related to this grant will be recognized.

	Nine Months Ended September 30,		Change
	2007	2006
	(in thousands)
Amortization of up-front and milestone payments	$1,976	$3,030	$(1,054)
Cost-sharing revenue	1,634	2,253	(619)
Grant revenue	35	231	(196)

Total revenue	$3,645	$5,514	$(1,869)

Research and development expenses. Research and development expenses were $21.9 million and $16.3 million for the nine months ended September 30, 2007 and 2006, respectively. The approximate $5.6 million increase from 2006 to 2007 was the result of: (i) increased personnel costs for our research and development staff, combined with increased non-cash stock based compensation, (ii) the costs associated with three clinical trials with elvucitabine during 2007, two of which had longer duration and greater number of patients than those conducted in the same period in 2006, and (iii) the costs associated with additional preclinical testing of ACH-702. We expect that research and development expenses will continue to increase as we complete our phase II clinical program for elvucitabine, enter human clinical trials for ACH-702 and continue our preclinical and research work for our NS4A antagonists including ACH-1095. Research and development expenses for the nine months ended September 30, 2007 and 2006 are comprised as follows:

	Nine Months Ended September 30,		Change
	2007	2006
	(in thousands)
Personnel costs	$4,907	$4,453	$454
Stock based compensation	471	221	250
Outsourced research and supplies	13,081	8,199	4,882
Professional and consulting fees	1,255	1,198	57
Facilities costs	1,963	2,066	(103)
Travel and other costs	262	201	61

Total	$21,939	$16,338	$5,601

General and administrative expenses. General and administrative expenses were $4.9 million and $3.3 million for the nine months ended September 30, 2007 and 2006, respectively. The $1.5 million increase from 2006 to 2007 was primarily due to increased non-cash stock based compensation, combined with increased professional fees related to certain market studies, and increased insurance premiums. We expect that general and administrative expenses will increase in the future due to increased payroll, expanded infrastructure, increased consulting, legal, accounting and investor relations expenses associated with being a public company. General and administrative expenses for the nine months ended September 30, 2007 and 2006 are comprised as follows:

	Nine Months Ended September 30,		Change
	2007	2006
	(in thousands)
Personnel costs	$1,508	$1,404	$104
Stock based compensation	823	303	520
Professional and consulting fees	1,289	883	406
Facilities costs	850	524	326
Travel and other costs	408	226	182

Total	$4,878	$3,340	$1,538

Interest income (expense). Interest income was $2.0 million and $430,000 for the nine months ended September 30, 2007 and 2006, respectively. The $1.6 million increase from 2006 to 2007 was primarily due to increased average cash balances due to the receipt of $18.4 million in proceeds from our Series C-2 financing in March and May of 2006 and $53.4 million in net proceeds from our initial public offering in October 2006. Interest expense was $748,000 and $679,000 for the nine months ended September 30, 2007 and 2006, respectively. The $69,000 increase from 2006 to 2007 was primarily attributable to draw downs from the 2005 credit facilities in May 2006 and June 2007.

Tax benefit. The State of Connecticut provides companies with the opportunity to forego certain research and development tax credit carryforwards in exchange for cash. The amount of tax benefit we recognized in connection with this exchange program was $698,000 and $59,000 for the nine months ended September 30, 2007 and 2006, respectively. The $639,000 increase from 2006 to 2007 was due to increase in research and development costs for the year, resulting primarily from the lack of reimbursement for internal full-time equivalent costs from Gilead Sciences, under our amended agreement which became effective April 1, 2007 combined with a true up to the final tax return amount. This reimbursement had previously reduced the amount of research and development expense eligible for the tax credit.

Accretion of preferred stock dividends. Accretion of preferred stock dividends was $3.7 million for the nine months ended September 30, 2006. Following the conversion of our preferred stock into common stock in connection with our initial public offering, there was no further accretion of dividends.

Liquidity and Capital Resources

Since our inception in August 1998, we have financed our operations primarily through our initial public offering, the issuance of our convertible preferred stock, borrowings under debt facilities, as well as through receipts from our collaboration with Gilead Sciences. Through September 30, 2007, we had received approximately $161.2 million in aggregate net proceeds from stock issuances, including convertible preferred stock and our initial public offering, $18.3 million from Gilead Sciences under our collaboration agreement with them and approximately $16.7 million under the following debt facilities:

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

The amounts reflected above represent original maturities under our debt agreements. As of September 30, 2007, our debt balance due to borrowings is $7.1 million with a weighted average interest rate of 10.97%.

We had $39.6 million and $62.6 million in cash, cash equivalents and marketable securities as of September 30, 2007 and December 31, 2006, respectively.

Cash used in operating activities was $22.0 million for the nine months ended September 30, 2007 and was primarily attributable to our $21.2 million net loss and $2.5 million reduction in deferred revenue primarily offset by a decrease in working capital and non-cash charges related to depreciation, amortization and non-cash stock based compensation. Cash used in operating activities was $14.9 million for the nine months ended September 30, 2006 and was primarily attributable to our $14.2 million net loss and $3.0 million amortization of deferred revenue, primarily offset by non-cash charges related to depreciation, amortization and non-cash stock compensation expense.

Cash provided by investing activities was $8.7 million for the nine months ended September 30, 2007 and was primarily attributable to the maturities of marketable securities offset by purchases of marketable securities and $815,000 of capital improvements. Cash used in investing activities for the nine months ended September 30, 2006 was $303,000 which was attributable to the purchase of capital equipment offset by a release on a restriction of cash.

Cash used in financing activities was $1.7 million for the nine months ended September 30, 2007 and was primarily attributable to $2.7 million used for repayments of debt offset by $800,000 in borrowings under our credit facility. Cash provided by financing activities was $20.0 million for the nine months ended September 30, 2006 and was primarily attributable to the receipt of $18.2 million in net proceeds from the sale of series C-2 convertible preferred stock and the receipt of $5.0 million in borrowings under our credit facility, primarily offset by $2.2 million used for repayment of debt.

We expect to incur continuing and increasing losses from operations for at least the next several years as we seek to:

•	Complete our phase II clinical trials for elvucitabine and, if supported by favorable data from the phase II trials, initiate phase III clinical trials;

•	Complete assessment of ACH-702 preclinical data and early clinical testing;

•	Advance our NS4A antagonists including ACH-1095, for chronic hepatitis C infection; and

•	Progress additional drug candidates.

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

We received net proceeds of $53.4 million from our initial public offering. As of September 30, 2007 approximately $26.3 million of the net proceeds of the offering had been used to fund operations, including:

•	approximately $7.6 million of elvucitabine direct costs;

•	approximately $3.0 million of ACH-702 direct costs;

•	approximately $2.1 million of ACH-806 and ACH-1095 direct costs;

•	approximately $9.0 million related to indirect research and development costs; and

•	approximately $4.6 million related to general and administrative costs.

Additionally, approximately $68,000 was used for the purchase of fixed assets and approximately $3.3 million was used for debt repayments. The remaining net proceeds are invested in U.S. government and agency securities.

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

In June 2007, the EITF reached a consensus on EITF Issue No. 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. EITF 07-03 concludes that non-refundable advance payments for future research and development activities should be deferred and capitalized until the goods have been delivered or the related services have been performed. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. This consensus is effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Earlier adoption is not permitted. The effects of applying the consensus is prospectively for new contracts entered into on or after that date. We do not believe that our adoption in the first quarter of 2008 will have a material impact on our financial statements.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a–15(d) and 15d–15(d) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant losses since our inception in August 1998. At September 30, 2007, our accumulated deficit was approximately $145 million. We have not generated any revenue from the sale of drug candidates to date. We expect that our annual operating losses will increase substantially over the next several years as we expand our research, development and commercialization efforts, including:

•	completing the phase II clinical trials for elvucitabine and, if supported by favorable data from the phase II clinical trials, moving into pivotal phase III clinical trials;

•	advancing ACH-702 through preclinical testing, submitting an IND application to the Food and Drug Administration, or FDA, and beginning a phase I clinical trial;

•	advancing ACH-1095 through preclinical testing and completion of proof-of-concept; and

•	continuing to advance our other research and discovery programs in HIV and HCV, and identifying other infectious disease drug candidates.

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

We believe that our existing cash and cash equivalents will be sufficient to support our current operating plan through at least the next twelve months. However, our operating plan may change as a result of many factors, including:

•	the costs involved in the preclinical and clinical development and manufacturing of elvucitabine and ACH-702;

•	the costs involved in the preclinical and clinical development of NS4A antagonists, certain portions of which we share with Gilead Sciences;

•	the costs involved in obtaining regulatory approvals for our drug candidates;

•	the scope, prioritization and number of programs we pursue;

•	the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent and other intellectual property claims;

•	the costs associated with manufacturing our drug candidates;

•	our ability to enter into corporate collaborations and the terms and success of these collaborations;

•	our acquisition and development of new technologies and drug candidates; and

•	competing technological and market developments currently unknown to us.

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

We are engaged in segments of the pharmaceutical industry that are highly competitive and rapidly changing. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations are pursuing the development of novel drugs that target infectious diseases. We face, and expect to continue to face, intense and increasing competition as new products enter the market and advanced technologies become available. In addition to currently approved drugs, there are a significant number of drugs that are currently under development and may become available in the future for the treatment of HIV infection, chronic hepatitis C and serious hospital-based bacterial infections. We would expect elvucitabine, ACH-702 and our next generation NS4A antagonist to compete with the following approved drugs and drug candidates currently under development:

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

•

NS4A Antagonist. If approved, we would expect our next generation NS4A antagonist, including ACH-1095, to compete with currently approved drugs for the treatment of chronic hepatitis C, including Pegasys and Roferon-A, marketed by Roche, and Intron-A and Peg-Intron, marketed by Schering-Plough. Our NS4A antagonists may also compete with drug candidates currently in clinical development by other companies such as Abbott, Anadys, Arrow Pharmaceuticals, Boehringer Ingelheim, Bristol-Myers Squibb, Gilead Sciences, GlaxoSmithKline, Human Genome Sciences, Intermune, Johnson & Johnson, Medivir, Merck, Novartis, Panacos, Pfizer, Pharmasset, Roche, Schering-Plough, Trimeris, Valeant and Vertex.

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

Our ability to enroll patients in our clinical trials in sufficient numbers and on a timely basis will be subject to a number of factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease and the eligibility criteria for the clinical trial. Delays in patient enrollment may result in increased costs and longer development times. For example, we experienced delays in patient enrollment in connection with our phase II trial of elvucitabine in HIV infected patients who have failed a highly active anti retroviral therapy, or HAART, regimen which included Epivir (3TC) due to the strict entry criteria for this trial. As a result, we expanded the number of sites at which the trial will be conducted, changed the protocol of the trial to include additional treatment with elvucitabine after the initial 14 days of treatment and reduced the required number of patients to be enrolled. In addition, subjects may drop out of our clinical trials, and thereby impair the validity or statistical significance of the trials.

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

Any product promotion and advertising is also subject to regulatory requirements and continuing regulatory review. In particular, the marketing claims we will be permitted to make in labeling or advertising regarding our marketed products will be limited by the terms and conditions of the FDA-approved labeling. We must submit copies of our advertisements and promotional labeling to the FDA at the time of initial publication or dissemination. If the FDA believes these materials or statements promote our products for unapproved indications, or with unsubstantiated claims, or if we fail to provide appropriate safety-related information, the FDA could allege that our promotional activities misbrand our products. Specifically, the FDA could issue an untitled letter or warning letter, which may demand, among other things, that we cease such promotional activities and issue corrective advertisements and labeling. The FDA also could take enforcement action including seizure of allegedly misbranded product, injunction or criminal prosecution against us and our officers or employees. If we repeatedly or deliberately fail to submit such advertisements and labeling to the agency, the FDA could withdraw our approvals. Moreover, the Department of Justice can bring civil or criminal actions against companies that promote drugs or biologics for unapproved uses, based on the False Claims Act and other federal laws governing reimbursement for such products under the Medicare, Medicaid and other federally supported healthcare programs. Monetary penalties in such cases have often been substantial, and civil penalties can include costly mandatory compliance programs and exclusion from federal healthcare programs.

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

As of September 30, 2007, our patent portfolio included a total of 212 patents and patent applications worldwide. We own or hold exclusive licenses to a total of 7 U.S. issued patents and 21 U.S. pending patent applications, as well as 157 pending PCT applications and foreign counterparts to many of these patents and patent applications. Our success depends in part on our ability to obtain patent protection both in the United States and in other countries for our drug candidates. Our ability to protect our drug candidates from unauthorized or infringing use by third parties depends in substantial part on our ability to obtain and maintain valid and enforceable patents. Due to evolving legal standards relating to the patentability, validity and enforceability of patents covering pharmaceutical inventions and the scope of claims made under these patents, our ability to maintain, obtain and enforce patents is uncertain and involves complex legal and factual questions. Accordingly, rights under any issued patents may not provide us with sufficient protection for our drug candidates or provide sufficient protection to afford us a commercial advantage against competitive products or processes. In addition, we cannot guarantee that any patents will issue from any pending or future patent applications owned by or licensed to us. Even if patents have issued or will issue, we cannot guarantee that the claims of these patents are or will be valid or enforceable or will provide us with any significant protection against competitive products or otherwise be commercially valuable to us. Patent applications in the United States are maintained in confidence for up to 18 months after their filing. In some cases, however, patent applications remain confidential in the U.S. Patent and Trademark Office, which we refer to as the U.S. Patent Office, for the entire time prior to issuance as a U.S. patent. Similarly, publication of discoveries in the scientific or patent literature often lag behind actual discoveries. Consequently, we cannot be certain that we or our licensors or co-owners were the first to invent, or the first to file patent applications on, our drug candidates or their use as anti-infective drugs. In the event that a third party has also filed a U.S. patent application relating to our drug candidates or a similar invention, we may have to participate in interference proceedings declared by the U.S. Patent Office to determine priority of invention in the United States. The costs of these proceedings could be substantial and it is possible that our efforts would be unsuccessful, resulting in a loss of our U.S. patent position. Furthermore, we may not have identified all U.S. and foreign patents or published applications that affect our business either by blocking our ability to commercialize our drugs or by covering similar technologies that affect our drug market.

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

Our directors, executive officers and current holders of more than 5% of our outstanding common stock, together with their affiliates and related persons, beneficially own, in the aggregate, approximately 35% of our outstanding common stock. As a result, these stockholders, if acting together, have substantial influence on the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets and other extraordinary transactions. The interests of this group of stockholders may not always coincide with our corporate interests or the interest of other stockholders, and they may act in a manner with which you may not agree or that may not be in the best interests of other stockholders. This concentration of ownership may have the effect of:

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

In our initial public offering, or IPO, we sold 5,175,000 shares of common stock pursuant to a registration statement on Form S-1 (File No. 333-132921) that was declared effective by the SEC on October 25, 2006. We received aggregate net proceeds of approximately $53.4 million, after deducting underwriting discounts and commissions of approximately $4.2 million and expenses of the offering of approximately $1.9 million. The underwriters of the offering were Cowen and Company, LLC, CIBC World Markets and JMP Securities. The net proceeds have been allocated for general corporate purposes and capital expenditures. As of September 30, 2007 approximately $26.3 million of the net proceeds of the offering had been used to fund operations, including:

•	approximately $7.6 million of elvucitabine direct costs;

•	approximately $3.0 million of ACH-702 direct costs;

•	approximately $2.1 million of ACH-806 and ACH-1095 direct costs;

•	approximately $9.0 million related to indirect research and development costs; and

•	approximately $4.6 million related to general and administrative costs.

Additionally, approximately $68,000 was used for the purchase of fixed assets and approximately $3.3 million was used for debt repayments. The remaining net proceeds are invested in U.S. government and agency securities.

On September 26, 2007, we issued an aggregate of 490 shares of common stock to Pacific Growth Equities, LLC, pursuant to the exercise of two warrants held by Pacific Growth Equities, LLC. The warrants were exercised pursuant to a cashless exercise feature by which an aggregate of 877 shares of common stock originally issuable under the warrants were cancelled as payment for the aggregate purchase price. The exercise prices, number of shares originally issuable and the number of shares actually issued under the two individual warrants are set forth below:

Warrant Issuance Date	Exercise Price	Number of shares originally issuable	Number of shares issued
July 13, 2004	$4.00	547	196
October 28, 2004	$4.00	820	294

Total		1,367	490

The securities described above were issued in reliance upon exemptions from the registration provisions of the Securities Act of 1933, as amended, set forth in Section 4(2) and Regulation D promulgated thereunder relative to sales by an issuer not involving any public offering. Pacific Growth Equities, LLC represented to us in connection with its purchase that it was an accredited investor and was acquiring the shares for investment and not distribution, that it could bear the risks of the investment and could hold the securities for an indefinite period of time.

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

ACHILLION PHARMACEUTICALS, INC.

Date: November 2, 2007	/s/ Michael D. Kishbauch
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 2, 2007	/s/ Mary Kay Fenton
Chief Financial Officer
(Principal Financial and Accounting Officer)