Form 10-K
period 2007-12-31
ACHILLION PHARMACEUTICALS INC
filed 2008-03-05
CIK 1070336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant on June 30, 2007 was approximately $63,960,591 based on the closing price of such stock as reported by the NASDAQ Global Market on June 29, 2007.

As of March 1, 2008, the registrant had 15,638,346 shares of Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III (except for information required with respect to our executive officers, which is set forth under “Part I, Item 1—Business—Executive Officers of the Registrant”) and the information required by Item 5 relating to our equity compensation plans have been omitted from this report, as we expect to file with the Securities and Exchange Commission, not later than 120 days after the close of our fiscal year ended December 31, 2007, a definitive proxy statement for our annual meeting of stockholders to be held on June 3, 2008. The information required by Items 10, 11, 12, 13 and 14 of Part III and the information required by Item 5 relating to our equity compensation plans, which will appear in our definitive proxy statement, are incorporated by reference into this report.

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

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of innovative treatments for infectious diseases. Within the anti-infective market, we are currently concentrating on the development of antivirals for the treatment of HIV infection and chronic hepatitis C and the development of antibacterials for the treatment of serious hospital-based bacterial infections. We have advanced our lead drug candidate, elvucitabine for the treatment of HIV infection, into phase II clinical trials. In addition, we are advancing two late-stage preclinical candidates: ACH-1095, an NS4A antagonist for the treatment of chronic hepatitis C, being developed in collaboration with Gilead Sciences, and ACH-702 for the treatment of serious hospital-based bacterial infections. We are also developing a series of inhibitors of HCV protease in early preclinical assessment.

We believe that there are several business advantages to developing anti-infective drugs as compared to developing drugs in other therapeutic areas. The emergence of drug resistance seen with current antiviral and antibacterial therapy creates a continuing need for new drugs, which we believe provides us with a large and growing business opportunity.

We have established our drug candidate pipeline through our internal discovery capabilities and through the in-licensing of attractive drug candidates. Through these efforts we have identified and are developing the following drug candidates and programs:

•

Elvucitabine for HIV Infection. Elvucitabine, an antiviral we are developing for the treatment of HIV infection, is our most advanced clinical-stage drug candidate. Elvucitabine is a member of the nucleoside reverse transcriptase inhibitor, or NRTI, class of compounds, the predominant class of drugs used in the current standard of care for HIV therapy. To date, results from both completed and on-going clinical trials evaluating elvucitabine in phase II studies to explore its safety and efficacy in HIV-infected patients demonstrate that patients who received a once-daily 10 mg dose of elvucitabine for seven days experienced a significant mean viral load reduction as compared to those patients who received a placebo. Further, patients who received a once-daily 10 mg dose of elvucitabine for 24 weeks as part of a standard background combination therapy regimen experienced similar mean viral load reduction as compared to patients who received lamivudine, an NRTI marketed by GlaxoSmithKline, with the same background combination therapy regimen. These results are based on a small number of patients in an early-stage clinical trial, and are not necessarily predictive of results in later-stage clinical trials with larger and more diverse patient populations. Currently marketed drugs have several therapeutic limitations, including the development of HIV strains that are resistant to currently approved drugs, short half-lives which exacerbate drug resistance, inadequate patient compliance due to adverse side effects and complex dosing schedules, and limited combination treatment options due to cross resistance and drug-to-drug interactions. Elvucitabine has demonstrated potent antiviral activity against HIV, including HIV strains that are resistant to frequently prescribed NRTIs, as well as a half-life significantly longer than that of currently approved NRTIs. We believe this profile will allow us to position elvucitabine, if approved, favorably in the NRTI market. We currently retain full development and marketing rights to elvucitabine. We are currently in discussions with potential collaboration partners for elvucitabine and we are planning to enter a collaboration arrangement in 2008.

•

ACH-1095, an NS4A Antagonist for Chronic Hepatitis C Infection. We are evaluating ACH-1095 for the treatment of chronic hepatitis C in collaboration with Gilead Sciences. In preclinical and clinical studies, NS4A antagonists studied demonstrate potent inhibition of the replication of HCV, the virus that causes hepatitis C, by targeting a non-structural, or NS, viral protein called 4A. We believe these NS4A antagonists offer several potential advantages compared to currently available treatments, including greater potency, a novel mechanism of action, lack of cross resistance and the potential for oral administration. We believe these compounds could be used in combination with the current standard of care, or with other therapies in development, to significantly improve treatment outcomes. In November 2004, we entered into a collaboration agreement and exclusive license with Gilead Sciences for the research, development and commercialization of compounds for the treatment of chronic hepatitis C, including these compounds. Our first drug candidate demonstrating this mechanism of action, ACH-806 (also known as GS-9132), was determined to have positive antiviral effect in a proof-of-concept clinical trial in HCV infected patients, but also to elevate serum creatinine levels, a marker of kidney function. As a result, we discontinued further clinical development of ACH-806 in favor of next-generation back-up compounds demonstrating the same mechanism of action. A proof-of-concept clinical trial is generally a late stage Phase I or early stage Phase II clinical trial, the objective of which is to demonstrate that the tested drug shows a beneficial effect. The second clinical candidate demonstrating this mechanism of action, ACH-1095, is currently in pre-clinical studies, and we anticipate filing an investigational new drug application, or IND, for this compound in 2008.

•

Protease Inhibitor for Chronic Hepatitis C Infection. In a proprietary research program targeting HCV protease, we are also developing certain compounds discovered by our internal research team. These compounds have demonstrated strong in vitro potency and a satisfactory early safety profile. If our continued preclinical studies are positive, we expect to begin human clinical trials with one candidate from this series in 2009.

•

ACH-702 for Serious Hospital-Based Bacterial Infections. Another preclinical candidate is ACH-702, which we are developing for the treatment of serious hospital-based bacterial infections. In several preclinical studies, ACH-702 has exhibited potent antibacterial activity against a large number of medically relevant bacteria, including methicillin resistant staphylococcus aureus strains, highly prevalent hospital-based infections. Preclinical studies to date have also suggested that the compound has a bacteria-killing mechanism of action and may be administered in both intravenous and oral formulations. After requesting a pre-IND development meeting with the FDA, we intend to hold discussions on the most appropriate clinical strategy for ACH-702 and follow with submission of an IND to the FDA in the first half of 2008, if appropriate, based upon the outcome of those discussions.

We intend to focus on the discovery of new drug candidates through our extensive expertise in virology, microbiology and synthetic chemistry. Utilizing these capabilities, we have thus far internally discovered:

•	our NS4A antagonists, including ACH-806, our discontinued drug candidate, and ACH-1095, its successor candidate;

•	our HCV protease inhibitor series, and

•	our lead antibacterial candidate, ACH-702.

In the aggregate, members of our drug discovery, preclinical and clinical development team have contributed to the selection and development of more than 85 clinical candidates and 50 marketed products throughout their careers. Although significant additional research and development will be required after the discovery of any new drug candidate, we believe our drug discovery capabilities will allow us to further expand our product candidate portfolio, providing us with strong growth potential and reducing our reliance on the success of any single drug candidate.

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

Our Strategy

Our objective is to become a leading infectious disease-focused biopharmaceutical company. We believe the infectious disease market is highly attractive due to its size, continued demand for new products to address the consequences of drug resistance and generally shorter development cycle times. In order to achieve our objective, we intend to:

•

Advance the Development of Our Current Drug Candidates. We are developing our most advanced clinical compound, elvucitabine, for the treatment of HIV infection. We are also developing two preclinical compounds: ACH-1095, our NS4A antagonist for the treatment of chronic hepatitis C, developed under a collaboration and exclusive license arrangement with Gilead Sciences, and ACH-702 for the treatment of serious hospital-based bacterial infection. In addition, we are developing a series of protease inhibitors for the treatment of chronic hepatitis C in early preclinical assessment. In particular, we expect to:

•	complete the extension phases of two of our phase II clinical trials for elvucitabine in 2008;

•	complete IND-enabling preclinical testing of ACH-1095 in collaboration with Gilead Sciences, file an IND application and begin clinical testing in 2008; and

•	nominate and complete IND-enabling preclinical testing for one of our HCV protease inhibitors, file an IND application and begin clinical testing by mid—2009; and

•	hold discussions with the FDA regarding our clinical protocols for ACH-702, and pending outcome from those discussions, file an IND application and begin clinical testing in 2008.

•

Expand our Infectious Disease Portfolio. We intend to leverage our expertise in synthetic chemistry, virology and microbiology to quickly and efficiently discover and develop additional anti-infective compounds. As recent examples of our capabilities, our research team designated clinical lead candidates in our HCV NS4A program (both ACH-806, a recently discontinued drug candidate, and ACH-1095, a possible successor compound with a similar mechanism of action), our HCV protease program, and antibacterial program (ACH-702) in fewer than 24 months from program inception. We may augment our internal discovery capabilities and further expand our pipeline by in-licensing and/or acquiring differentiated drug candidates, as we did with elvucitabine, or in-licensing and/or acquiring additional discovery technologies.

•

Accelerate Growth Through Selective Collaborations. We intend to establish strategic collaborations where we believe we can accelerate the development or maximize the value of our drug candidates by utilizing the financial, clinical development, manufacturing and/or commercialization strengths of a leading biotechnology or pharmaceutical company. For example, we entered into a collaboration with Gilead Sciences in 2004 for the development and commercialization of certain of our HCV compounds demonstrating a mechanism of action we call NS4A antagonism, pursuant to which we received a significant up-front payment. We are currently utilizing Gilead Sciences’ broad capabilities to accelerate the progress our NS4A antagonist. In addition, we are seeking to enter a collaboration arrangement during 2008 for elvucitabine, our clinical candidate for HIV infection to gain access to broad development and commercial capabilities of a multinational pharmaceutical partner.

•

Pursue a Diversified Commercial Strategy. If we successfully develop any drug candidates through regulatory approval, we may participate in their commercialization. If we select to pursue commercial participation for our HCV protease inhibitors or ACH-702, we plan to build and deploy a focused, North American sales force to support the sales and marketing of those drug candidates for which we believe it is possible to effectively and efficiently access the market. We may agree to collaborate with other companies to co-promote our drug candidates in North America, and/or utilize strategic alliances with third parties outside North America. In addition, while we have granted Gilead Sciences worldwide commercialization rights for our NS4A antagonists for treatment of HCV infection, we have the option to participate on a limited basis in marketing efforts in the United States.

We have spent substantial research and development funds to develop our product pipeline and expect to continue to do so in the future. We incurred approximately $28.1 million, $22.7 million and $18.1 million in research and development costs for the years ended December 31, 2007, 2006 and 2005, respectively.

Our Drug Candidates

The following table summarizes key information regarding our drug candidates:

Drug Candidate/ Indication	Target	Stage of Development	Current Status	Current Marketing Rights
Elvucitabine HIV Infection	HIV reverse transcriptase	Phase II

•     Phase II placebo-controlled viral kinetics, safety and pharmacokinetics trial in HIV treatment-naive patients—completed

•     Phase II comparative safety, antiviral efficacy and pharmacokinetics trial in HIV treatment-naive patients—open label extension on-going

•     Phase II comparative viral kinetics, safety and pharmacokinetics trial in HIV treatment-experienced patients—open label extension on-going

•     We are currently in discussions with potential collaboration partners for elvucitabine and we are planning to enter a collaboration arrangement in 2008

Achillion

ACH-1095 Chronic Hepatitis C Infection	HCV protein NS4A	Preclinical	• Preclinical studies in progress—IND submission expected in 2008	Gilead Sciences*

Protease Inhibitor Chronic HCV Infection	HCV protein NS3 protease	Preclinical	• Preclinical studies in progress—IND submission expected in 2009	Achillion

ACH-702 Serious Hospital-Based Bacterial Infections	Triple target of gyrase, topoisomerase IV, and DNA primase	Preclinical	• Preclinical studies complete—IND submission expected in 2008 pending the outcome of FDA discussions to be held in the first half of 2008	Achillion

*	Achillion has a one-time option to participate on a limited basis in marketing in the United States.

Elvucitabine for HIV

Elvucitabine is a NRTI, which we are currently testing in phase II trials. Elvucitabine has demonstrated potent antiviral activity against HIV, including activity against HIV that contains mutations associated with resistance to other reverse transcriptase inhibitors such as Viread (tenofovir), Zerit (d4T) and Retrovir (AZT). Furthermore, elvucitabine has been demonstrated to have a significantly longer half-life than the other marketed drugs in its class. We believe that these attributes should allow elvucitabine to deliver consistent, potent antiviral activity to patients infected with HIV, particularly those patients with less than perfect compliance with their existing treatment regimens. We believe a treatment regimen containing elvucitabine may also delay the emergence of resistance and prolong the effectiveness of therapy. We have completed multiple phase II clinical trials with elvucitabine examining pharmacokinetics, safety and efficacy. Two of these phase II trials included open-label extension periods which remain ongoing. To date, results from these phase II trials indicate that elvucitabine is safe, well-tolerated and similarly efficacious to lamivudine, a NRTI with annual sales of $790 million in 2006.

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

According to the Joint United Nations Programme on HIV/AIDS and the World Health Organization, it is estimated that 33 million people worldwide are infected with HIV in 2007 and the estimated number of deaths due to HIV/AIDS in 2007 was 2.1 million.

In addition, it is estimated that in 2007 there were 1.3 million people living with HIV in North America, with 46,000 newly infected individuals during the year, and 2.3 million people living with HIV in Europe and Central Asia, with 180,000 newly infected individuals during the year.

Currently, there is no cure for HIV infection. In addition, there are no preventative or therapeutic vaccines, but there are more than two dozen antiretroviral drugs on the market that target various steps in the HIV replication cycle. These can be divided into six drug classes that have been approved for the treatment of HIV infection:

•	NRTIs;

•	non-nucleoside reverse transcriptase inhibitors, or NNRTIs;

•	protease inhibitors;

•	fusion inhibitors;

•	entry inhibitors; and

•	integrase inhibitors.

NRTIs and NNRTIs prevent HIV replication by interacting with reverse transcriptase. NRTIs, such as Epivir (lamivudine ), Emtriva (FTC), Viread (tenofovir), Retrovir (AZT) and Zerit (d4T), have become the predominant class of drugs in HIV therapy. Without successful reverse transcription, the virus is unable to reproduce itself. When reverse transcription occurs in the presence of an NRTI, the NRTI is incorporated into the newly synthesized DNA strand and stops the reverse transcription process, thus preventing a complete copy of the viral RNA from being transcribed into DNA. NNRTIs, such as Sustiva (efavirenz), also prevent HIV replication through an interaction with reverse transcriptase, but with a mechanism of action distinct from NRTIs.

Protease inhibitors, such as Kaletra (lopinavir + ritonavir) and Viracept (nelfinavir), prevent viral assembly by blocking the action of HIV protease, an enzyme that is required to produce new, infectious viruses. Fusion inhibitors, such as Fuzeon (enfuvirtide), prevent HIV from fusing to CD4 cells, thereby preventing the initial infection of CD4 cells by HIV. Entry inhibitors, such as Pfizer’s Salzentry (maraviroc), block a protein called CCR5 which HIV uses to enter CD4 cells. Integrase inhibitors, such as Merck’s raltegravir, (formerly known as MK-0518) are strand-transfer inhibitors of HIV-1 integrase, which is essential for viral replication.

Because of its high spontaneous mutation rate, HIV is especially prone to the development of resistance to a single therapeutic drug. As a result, the treatment paradigm for HIV has evolved from monotherapy to triple combination treatment known as highly active antiretroviral therapy, or HAART, which includes drugs from multiple drug classes to maximally suppress HIV replication. In accordance with current Department of Health and Human Services HIV Treatment Guidelines, the initial or first-line HAART regimens typically include two NRTIs with non-overlapping resistance patterns and either an NNRTI or a protease inhibitor. As resistance to first-line therapies develops, an integrase inhibitor or entry inhibitor may replace one or more of these therapy components, and in later stage therapy, a fusion inhibitor may be used. Overall, the use of HAART to manage HIV infections has resulted in a dramatic reduction in disease progression to AIDS and/or death. It is now believed that HIV-infected individuals can often be clinically managed for decades through daily treatment with HAART.

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

•

Inadequate Patient Compliance. A patient’s ability to adhere to a HAART regimen will impact the treatment outcome. Virologic failure rates have been found to directly correlate with the level of compliance. In studies, 61% of patients with 80 – 94.9% adherence and 80% of those with less than 80% adherence to their dosing regimen were found to experience virologic treatment failure. The chronic nature of HIV disease and the long-term adverse side effects associated with certain drugs, such as the loss of subcutaneous fat associated with certain NRTIs, affect the ability of HIV patients to adhere perfectly or nearly perfectly to dosing schedules.

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

Achillion Approach: Elvucitabine

Elvucitabine is an L-cytosine NRTI, belonging to the same class as lamivudine and FTC. L-cytosine NRTIs represent the most frequently prescribed class of NRTIs based upon sales, accounting for approximately 51% of the worldwide NRTI market in 2006. We believe L-cytosine NRTIs are frequently prescribed given their established potency, favorable short and long-term safety profile and fewer and less adverse side effects. In addition, laboratory data demonstrate that HIV with the M184V genotype, the mutation conferring resistance to lamivudine and FTC, is unable to replicate as effectively as HIV with other resistance mutations.

We believe elvucitabine addresses the limitations of currently available NRTIs in the following ways:

•

Long Half-Life. Elvucitabine’s plasma half-life has been demonstrated in clinical trials to be approximately 100 hours, or up to 20 times greater than that of Epivir (lamivudine) and up to ten times greater than that of Emtriva (FTC). In addition, elvucitabine’s intracellular half-life has been demonstrated in a clinical trial to be over 100 hours, or more than five times greater than that of Epivir (lamivudine) and Emtriva (FTC). We believe this long half-life may mitigate the negative effects of less than perfect patient compliance, providing a more durable NRTI for use in HAART regimens.

•

Potency Against Common Resistance Mutations. The laboratory antiviral profile of elvucitabine demonstrates superior potency against many of the most common resistance mutations associated with NRTIs typically used in combination with Epivir (lamivudine) and Emtriva (FTC), including those associated with Viread (tenofovir), Retrovir (AZT) and Zerit (d4T). In addition, although elvucitabine’s resistance profile is similar to Epivir (lamivudine) and Emtriva (FTC), elvucitabine retains greater antiviral activity in laboratory tests against HIV with resistance to Epivir (lamivudine) and Emtriva (FTC). In clinical testing, patients genotyped as having the M184V mutation of HIV, the mutation conferred by treatment with Epivir (lamivudine) and Emtriva (FTC), demonstrated significant reduction in viral load at time points exceeding 21 days of therapy, despite having developed resistance to those other therapies. We believe this enhanced antiviral activity could provide an increased barrier to the emergence of drug resistance in patients and improve antiviral suppression in patients with emerging resistance to commonly used NRTIs.

•

Patient Compliance. We believe that a well-tolerated L-cytosine NRTI with convenient, flexible oral dosing will enhance patient compliance and will make elvucitabine attractive as a component of HAART regimens. With a projected daily dose of elvucitabine of 10 mg in a tablet formulation, compared to 200 mg for Emtriva (FTC) and 300 mg for Epivir (lamivudine), we also believe elvucitabine could be an attractive candidate as part of a combination product for use in HAART regimens.

•

Low Once-Daily Dosing. In phase 2 clinical studies, elvucitabine was demonstrated to be safe, well-tolerated and efficacious at doses of 10 mg once daily. Other leading cytosine NRTIs, Epivir (lamivudine) and Emtriva (FTC), are dosed at 300 mg and 200 mg daily, respectively. We believe elvucitabine’s low daily dose is an advantage in developing fixed-dose co-formulations in partnership with potential collaborators.

Recently Completed and Ongoing Clinical Development

Our clinical development plan for elvucitabine includes the following phase II trials to explore the safety and efficacy profile of elvucitabine in HIV-infected patients:

Trial Design	Population	Sites and Location	Patient Number	Dosing Duration	Status
Phase II placebo-controlled viral kinetics, safety and pharmacokinetics trial	HIV treatment-naïve patients	Single site in Europe	24	7 days	Complete.

Phase II comparative viral kinetics, safety and pharmacokinetics trial	HIV treatment-experienced patients	7 sites in the United States, Europe and Latin America	18	14 days, with extension to 48 weeks	Open label extension on-going.

Phase II comparative safety, antiviral efficacy and pharmacokinetics trial	HIV treatment-naïve patients	19 sites in the United States and India	78	12 weeks, with extension to 96 weeks	Open label extension on-going.

In May 2006, we completed a randomized, double-blind phase II trial in which we evaluated the viral kinetics, safety and pharmacokinetics of elvucitabine in 24 treatment-naïve HIV patients, that is, patients who have not previously been treated for their HIV infection. Patients received once daily either 10 mg of elvucitabine or a placebo for seven days. An acceptable treatment response for this trial was defined as the elvucitabine cohort demonstrating greater reduction in HIV viral load on day seven, as compared to the viral load observed in patients taking a placebo. The results from this trial demonstrated that patients who received a 10 mg dose of elvucitabine once daily experienced a mean viral load reduction of 0.85 logs, or 83%, on day seven. Patients who received a placebo experienced a mean -0.06 log change, or less than 1%, at day seven. In addition, patients who received elvucitabine experienced a mean increase in CD4 cells of approximately 20%, compared to a mean increase of less than 1% in patients receiving a placebo. This trial further demonstrated that the plasma half-life of elvucitabine is approximately 100 hours and that its intracellular half-life is also greater than 100 hours. During this trial, elvucitabine had not achieved “steady state”, that is, the point at which minimum plasma levels no longer increase after repeat dosing. Based upon our previous clinical studies of elvucitabine, we believe elvucitabine’s steady state occurs following 21 days of dosing. Therefore, we believe that if we had dosed patients for longer than seven days, there would have been a further increase in patients’ viral reduction and CD4 cell counts. Clinical data from subsequent phase 2 clinical studies indicate that CD4 cell counts increase after dosing periods longer than 21 days. We observed no serious or clinically significant adverse events during this trial. These results are based on a small number of patients in an early-stage clinical trial and are not necessarily predictive of results in later-stage clinical trials with larger and more diverse patient populations.

As of January 2008, we had completed two 12- and 24-week treatment segments, respectively, of a randomized, double-blind phase II trial of a 10 mg daily dose of elvucitabine in combination with two additional antiretrovirals (Sustiva (efavirenz) and Viread (tenofovir), as compared to 300 mg daily dose of Epivir (lamivudine) in combination with the same two additional antiretrovirals, in 78 treatment-naïve HIV patients. We evaluated the safety, antiviral efficacy and pharmacokinetics of 12 and 24 weeks of therapy with these two treatment regimens, and will evaluate the same parameters after 48 and 96 weeks of treatment. The results from the 12 and 24 week treatment segments of this trial demonstrated that elvucitabine was as efficacious as lamivudine, as measured by a statistically similar viral load reduction. Results at 24 weeks demonstrated that elvucitabine had a potent anti-viral effect similar to lamivudine, with a mean decrease in viral load in the elvucitabine treatment group of more than 99%, or 3.0 log10, similar to a decrease of more than 99%, or 3.2 log10, in the lamivudine treatment group. In the elvucitabine-treated group, 96% of patients reached undetectable viral load at 24 weeks, defined as achieving fewer than 50 copies/ml after 24 weeks of therapy, compared to 94% in lamivudine group. In this trial, elvucitabine was demonstrated to be safe and well-tolerated, as indicated by the absence of any serious drug-related clinical adverse events. These results are based on a small number of patients in an early-stage clinical trial and are not necessarily predictive of results in later-stage clinical trials with larger and more diverse patient populations.

Also in January 2008, we announced completion of the first treatment segment of a randomized, double-blind phase II trial in which we evaluated the viral kinetics, safety and pharmacokinetics of elvucitabine in 18 HIV-infected patients who had failed a HAART regimen which included Epivir (lamivudine). Treatment failure is defined as the presence of the M184V mutation, which signifies Epivir (lamivudine) drug resistance. Patients receive either 10 mg of elvucitabine once daily in place of Epivir (lamivudine) or continue receiving 300 mg of Epivir (lamivudine) once daily for 14 days. The patients’ other two HAART regimen drugs remain unchanged. During the first 14 days of treatment, patients receiving elvucitabine had similar viral load reduction as those patients receiving Epivir (lamivudine) In addition, the trial results demonstrate significant improvement in response when measured during the extension phase in which 8 of 14 patients who received elvucitabine, or 57%, had achieved 0.5 log10 reduction or more in viral load, likely related to the fact that elvucitabine is believed to reach steady-state levels in patients after approximately 21 days of treatment. We observed no serious or clinically significant adverse events during this trial. These results are based on a small number of patients in an early-stage clinical trial and are not necessarily predictive of results in later-stage clinical trials with larger and more diverse patient populations.

We are currently in discussions with potential collaboration partners for elvucitabine and we are planning to enter a collaboration arrangement in 2008.

Clinical Development History

Between 2001 and 2003, we conducted several clinical trials to determine the safety, tolerability and pharmacokinetic profile of elvucitabine for use against both hepatitis B virus, or HBV, and HIV. Specifically, we conducted three phase I clinical trials in healthy subjects, two phase II clinical trials in patients infected with HBV, and one phase II clinical trial in patients infected with HIV. In the phase II clinical trials for HBV, we evaluated doses of 5, 10, 20 and 50 mg once daily and noted that all doses greater than 5 mg were effective in reducing HBV viral load by 99%, or 3.5 log10 copies/ml. Despite this result, our current commercial plans do not include developing elvucitabine as a treatment for HBV. In the phase II clinical trial for HIV, we evaluated doses of 50 and 100 mg once daily and noted that both dose groups demonstrated reduction in viral load by 80%, or 0.7 log10 copies/ml. We further noted that doses of 50 mg or greater per day were associated with an unacceptable reduction in the number of patients’ white and red blood cells. In 2003, the clinical trial was discontinued, and the elvucitabine program was placed on clinical hold while determination of the appropriate dosing regimen for elvucitabine was made.

In 2004, while operating under a partial clinical hold placed by the FDA, we evaluated the therapeutic window and pharmacokinetic profile of elvucitabine in HIV-infected patients with a 21-day, open label phase II clinical trial of 24 HIV treatment-naïve patients. The patients received elvucitabine at either 5 mg or 10 mg once daily, or 20 mg every 48 hours, in each case in combination with the protease inhibitor Kaletra (lopinavir + ritonavir). We made frequent measurements of elvucitabine plasma levels throughout the trial. Results from the trial demonstrated that all three doses are similar in antiviral activity, reducing the viral load by approximately 98%, or 1.9 log10 copies/ml. All three doses also showed similar safety profiles without the occurrence of any serious adverse events, particularly white or red blood cell reduction. Importantly, the trial also demonstrated that the amount of elvucitabine present in patients’ plasma 24 hours following their previous dose was well in excess of those amounts necessary to deliver potent antiviral activity. From this trial, we concluded that the plasma half-life of elvucitabine is approximately 100 hours and chose a dose of 10 mg once daily for evaluation in our current phase II safety and efficacy trials in HIV-infected patients. Following the completion of this clinical trial, the FDA removed the partial clinical hold.

Preclinical Development History

We sublicensed elvucitabine from Vion Pharmaceuticals (which licensed the relevant patents and intellectual property from Yale University) and initiated development activities in 2000. In preclinical studies, elvucitabine has been shown to be approximately four-fold more potent in vitro than Epivir (lamivudine) against wild-type HIV, meaning HIV without mutations associated with drug resistance. In addition, elvucitabine demonstrates greater potency in vitro against HIV with resistance to most of the commonly used NRTIs such as Epivir (lamivudine), Retrovir (AZT), Zerit (d4T) and Viread (tenofovir). These studies were conducted at several laboratories with more than 70 clinical strains of HIV obtained from patients with drug resistance and eight laboratory strains of HIV with known reverse transcriptase resistance mutation profiles.

ACH-1095, an NS4A Antagonist for HCV Infection

Through our internal drug discovery efforts, we identified a series of novel inhibitors which share a unique mechanism of action from other HCV inhibitors currently in development. The lead compound from this series is ACH-1095. All compounds in this series function by targeting the NS4A protein of the hepatitis C virus and preventing formation of replicase complex, a necessary step in viral replication. In November 2004, we entered into a strategic alliance with Gilead Sciences for the discovery, development and commercialization of these compounds to treat chronic hepatitis C.

In February 2007, we discontinued ACH-806, our first clinical stage compound from this series, in favor of next-generation back-up compounds demonstrating the same mechanism of action. In clinical trials, ACH-806 demonstrated positive antiviral activity in human patients infected with HCV, but also demonstrated early signs of elevated serum creatinine, a marker of kidney function. We have nominated ACH-1095 for further development in IND-enabling preclinical studies.

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

Achillion Approach: NS4A Antagonist ACH-1095

Our next-generation NS4A antagonists, including ACH-1095, are novel small molecule potent inhibitors of HCV replication which we identified through our internal research program. We believe these compounds have the following benefits:

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

In 2006, we initiated a multiple dose proof-of-concept clinical trial of ACH-806 in HCV-infected patients. A proof-of-concept trial is generally a late-stage phase I or early-stage phase II clinical trial, the objective of which is to demonstrate that the tested drug shows a beneficial effect (e.g., a reduction in viral RNA levels) in human subjects. From this trial we observed that ACH-806 demonstrated positive antiviral effect, but we also observed elevations in serum creatinine, which is a marker of kidney function, which we concluded limited further dose escalation. As a result, in February 2007, we discontinued further development of ACH-806.

Based on our experience in the HCV area, and as part of our collaboration with Gilead Sciences, we maintained an active back-up program. As a result of this backup program, we developed a series of HCV inhibitors, including ACH-1095, with the following characteristics:

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

Following completion of preclinical testing we expect to submit an IND application with the FDA in 2008. As appropriate, based upon the clinical experience gained with ACH-806, our collaborative partner, Gilead Sciences, may conduct phase II and/or phase III clinical trials and would assume financial and operational responsibility for this phase II and phase III development if it chooses to conduct such trials.

Preclinical Development History

In our preclinical studies, we demonstrated that our NS4A antagonists inhibit HCV replication in cell-based replicon assays that have developed resistance to other HCV protease and polymerase inhibitors.

In 2005 and 2006, we compared the potency of our NS4A antagonists, including ACH-806 and ACH-1095, as well as other compounds, with two other NS3 protease inhibitors currently in clinical development, VX-950, being developed by Vertex, and SCH-503034, being developed by Schering-Plough. Potencies of ACH-1095, VX-950 and SCH-503034 for inhibition of HCV replication are represented by the amount of inhibitor required (as measured in nanomoles, or nM) to inhibit 50% of HCV replication in in vitro laboratory tests. A lower nM number represents greater inhibition and potency. Our results demonstrated that, in laboratory testing, ACH-1095 is approximately 10-fold more potent than SCH-503034, and approximately 14-fold more potent than VX-950. The following table describes these results:

HCV Inhibitor	Potency (nM)
ACH-1095	21
VX-950	300
SCH-503034	200

In addition, this compound has demonstrated good oral bioavailability and a favorable safety profile in animals.

Collaboration Operations

Under the terms of the collaboration with Gilead Sciences, research activities are overseen by a joint research committee comprised of equal numbers of our representatives and representatives from Gilead Sciences. Under the terms of a jointly-agreed upon research plan for ACH-1095, we will perform certain early-stage preclinical activities and Gilead is responsible for performing later preclinical and clinical studies. We will continue to be responsible for back-up activities until such time as proof-of-concept is achieved, and Gilead will continue to be responsible for manufacturing, formulation and commercialization activities. Through December 31, 2007, the parties have expended an aggregate of $27.8 million on research and development activities.

In connection with commercialization of any products under the collaboration, we have a one-time option to participate on a limited basis in the marketing effort in the United States.

Achillion Approach: HCV Protease Inhibitor

Similar to the treatment paradigm in HIV, we believe combination therapy for the treatment of chronic HCV infection will benefit from drugs that inhibit HCV replication through complementary mechanisms of action.

For this reason, we have leveraged our experience in HCV drug discovery to identify protease inhibitors that are distinct from our NS4A antagonists in their mechanism of action and thus are not subject to our collaboration and exclusive license agreement with Gilead Sciences. In preclinical studies, we have demonstrated that these potent inhibitors are efficacious in vitro against genotype 1 virus. A lower nM potency number represents greater inhibition and potency, indicating that a lower concentration of drug is needed for viral inhibition. The following table describes these results.

HCV Inhibitor	Potency (nM)
One in our series of proprietary HCV protease inhibitors	7
VX-950	300
SCH-503034	200

Early pre-clinical data indicate that these inhibitors have good oral bioavailability, a favorable safety profile in animals, and the potential for once-daily dosing. We plan to continue development of this series of inhibitors in order to nominate a clinical candidate during the first half of 2008.

ACH-702, Anti-MRSA Antibacterial

ACH-702 is an internally discovered compound that we are developing as a treatment for serious nosocomial, or hospital-based, bacterial infections. We have completed the IND-enabling preclinical studies to support clinical evaluation of this drug and are currently analyzing those results. After requesting a pre-IND development meeting with the FDA, we expect to hold discussions on the most appropriate clinical strategy for ACH-702 and follow with submission of an IND to the FDA in the first half of 2008, if appropriate, based upon the outcome of those discussions.

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

One of the most common pathogenic bacteria is a gram-positive bacterium referred to as Staphylococcus aureus, or S. aureus. It can cause serious infections of the skin, bloodstream, bones or joints. In 2004, 64% of

S. aureus infections in the hospital were due to infections with strains of S. aureus that were resistant to methicillin, part of a commonly used class of antibiotics. Frequently, these methicillin resistant S. aureus strains, commonly referred to as MRSA, are also resistant to other classes of antibacterials such as cephalosporins and quinolones. Consequently, MRSA is commonly used to refer to multi-drug-resistant bacteria associated with serious infections. The increasing difficulty in treating MRSA and other multi-drug-resistant hospital-based infections has led to higher morbidity and mortality rates, as well as increasing health care expenditures.

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

Given the complexity of the mechanism of action of this compound, which operates via a three-part target including gyrase, topoisomerase IV and primase, the complexity of the preclinical results noted with ACH-702, and the evolving regulatory climate for antibacterials, we believe our development strategy for this compound should be discussed with the FDA before initiating human clinical studies. After requesting a pre-IND development meeting with the FDA, we expect to hold discussions on the most appropriate clinical strategy for ACH-702 and follow with submission of an IND to the FDA in the first half of 2008, if appropriate, based upon the outcome of those discussions.

Drug Discovery Programs and Capabilities

We have successfully advanced two drug candidates into human clinical trials, with two additional drug candidates in late-stage preclinical studies. We discovered three of these drug candidates in house by applying our deep understanding of virology, microbiology and synthetic chemistry. We intend to continue to capitalize on our internal drug discovery and development capabilities to expand our product candidate portfolio.

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

Our Scientists

Our employees and advisors have significant preclinical and clinical development expertise. We have approximately 40 scientists engaged in drug discovery, preclinical drug development and clinical research and regulatory affairs. In the aggregate, members of our drug discovery, preclinical and clinical development team have contributed to the selection and development of more than 85 clinical candidates and 50 marketed products throughout their careers.

For additional information regarding our segment reporting, please refer to Note 2 of Notes to Financial Statements included in Part II, Item 8 “Financial Statements and Supplementary Data” of this annual report on Form 10-K.

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

Elvucitabine, HIV

Elvucitabine, if approved, would compete with the NRTIs currently marketed for treatment of HIV infection, including: Epivir (lamivudine), Retrovir (AZT), Ziagen (abacavir), Combivir (lamivudine + AZT), Trizivir (lamivudine + AZT + abacavir) and Epzicom (lamivudine + abacavir) from GlaxoSmithKline, Hivid (ddC) from Hoffman-La Roche, Emtriva (FTC), Viread (tenofovir) and Truvada (FTC + tenofovir) from Gilead Sciences and Videx EC, Videx (ddI) and Zerit (d4T) from Bristol-Myers Squibb. In addition, elvucitabine may compete with other NRTIs currently under development for HIV by companies such as Avexa, Medivir, Pharmasset and Koronis. Other drugs in other classes recently approved for treatment of HIV infection include Selzentry (miraviroc, an entry inhibitor) from Pfizer and Isentress (raltegravir, an integrase inhibitor) from Merck. In addition, there are other classes of drugs under development for the treatment of HIV infection by companies such as Abbott, Boehringer Ingelheim, Johnson & Johnson, Panacos, Roche, Schering-Plough, and Trimeris.

ACH-1095 and Protease Inhibitor Series, HCV

Our NS4A antagonists and protease inhibitors, if approved, would compete with drugs currently approved for the treatment of hepatitis C, the interferon-alpha based products from Roche (Pegasys and Roferon-A) or Schering-Plough (Intron-A or Peg-Intron) and the ribavirin based products from Schering-Plough (Rebetrol), Roche (Copegus) or generic versions sold by various companies. In addition, our HCV compounds may compete with the interferon and ribavirin based drugs currently in development such as Valeant’s ribavirin analog (Viramidine) and Human Genome Sciences’ Albuferon. Other products are also under development for the treatment of hepatitis C by companies such as Abbott, Anadys, Boehringer Ingelheim, Bristol-Myers Squibb, Gilead Sciences, GlaxoSmithKline, Human Genome Sciences, Intermune, Johnson & Johnson, Medivir, Merck, Novartis, Panacos, Pfizer, Pharmasset, Roche, Schering-Plough, Trimeris, Valeant and Vertex.

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

Our elvucitabine patent portfolio currently consists of seven issued U.S. patents, twenty five associated issued non-U.S. patents, twenty three associated pending non-U.S. patent applications, and one pending PCT application. We either own or hold exclusive worldwide sublicenses from Vion Pharmaceuticals of patents owned by Yale University or exclusive worldwide licenses from Emory University to these patents and patent applications. The issued patents and patent applications, if issued, will expire between 2013 and 2026. The issued U.S. patents contain claims directed to the compound, method of use and process for synthesis of elvucitabine, which claims expire in 2013, 2013 to 2014 and 2023, respectively. The issued foreign patents contain claims directed to the method of use of elvucitabine and expire in 2014.

Our hepatitis C patent portfolio currently consists of one issued U.S. patent, five U.S. provisional patent applications, eight pending U.S. non-provisional applications, two associated issued non-U.S. patents, ninety five associated pending non-U.S. patent applications and three pending PCT applications. These patent applications, if issued, will expire between 2023 and 2027. The patent applications contain claims directed to compounds, method of use, process for synthesis, mechanism of action and research assays.

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

Our antibacterial patent portfolio currently consists of eight pending U.S. patent applications, one pending U.S. provisional patent application, thirty eight associated pending non-U.S. applications and three pending international patent applications filed under the Patent Cooperation Treaty. These patent applications, if issued, will expire between 2024 and 2027. The patent applications contain claims directed to compounds, method of use, process for synthesis and mechanism of action.

Collaborations and Licenses

Gilead Sciences

In November 2004, we entered into a research collaboration and license agreement with Gilead Sciences, Inc. pursuant to which we agreed to collaborate exclusively with Gilead Sciences throughout the world to develop and commercialize compounds for the treatment of chronic hepatitis which inhibit HCV replication through a novel mechanism of action targeting the NS4A protein involving HCV, including ACH-806, our previous lead candidate (also known as GS-9132), and successor compounds. Research and development activities prior to proof-of-concept will be overseen by a research committee comprised of equal numbers of our representatives and representatives from Gilead Sciences. The joint research committee shall assign research and development tasks, agree upon a budget for the research program, and share equally in the related costs. In addition, the parties may agree at any time to increase or decrease the research budget. Prior to proof-of-concept, any disputes within the joint research committee that cannot be resolved between designated executives of each party will be resolved by Gilead Sciences.

According to a jointly-agreed upon research plan for ACH-1095, the joint research committee determined that we would perform certain early-stage preclinical activities while Gilead would perform later preclinical and clinical studies. We would continue to be responsible for back-up activities until such time as proof-of-concept is achieved, and Gilead would continue to be responsible for manufacturing, formulation and commercialization activities. Through December 31, 2007, the parties have expended an aggregate of $27.8 million on research and development activities.

Gilead Sciences is otherwise responsible for all development and commercialization of compounds, including all regulatory filings and clinical trials after proof-of-concept. Gilead Sciences is responsible for the manufacturing of compounds throughout all stages of development and commercialization. Gilead Sciences has agreed under the agreement to use reasonably diligent efforts to develop and commercialize at least one compound in each of the United States, Japan, Germany, France, Italy, Spain and the United Kingdom. In connection with Gilead Sciences’ exclusive right to market and commercialize products, we have a one-time option to participate on a limited basis in the marketing effort in the United States. Pursuant to the terms of the collaboration agreement, Gilead Sciences must provide us with notice following commencement of a phase III clinical trial and prior to filing of an NDA. We must then notify Gilead Sciences whether we intend to designate field-based personnel to support their commercial activities within the United States. Following Gilead Sciences’ receipt of our notice, the parties must negotiate in good faith to determine the number of Achillion field-based personnel and the manner of their participation. These field-based personnel will operate under the supervision of Gilead Sciences and receive training at a similar level to equivalent Gilead Sciences field-based personnel. We will bear the costs associated with the commercial participation of our field-based personnel; provided, however, that Gilead Sciences shall bear the expense of training. Our participation does not change the amount of any royalty payments Gilead Sciences is obligated to pay us on net sales of any drugs pursuant to our collaboration agreement. Under the agreement, Gilead Sciences is required to make royalty payments, if any, to us until the end of the royalty term, which is the earlier of (i) ten years following the date of the first commercial sale of a compound or (ii) the expiration of the last Achillion patent or patent owned jointly with Gilead Sciences.

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

Under the Gilead Arrangement through March 31, 2007, agreed upon research or development expenses, including internal full-time equivalent, or FTE, costs and external costs, incurred by both companies during the period up to proof-of-concept were borne equally by both parties. Prior to March 31, 2007, we incurred the majority of those expenses and, therefore, were the net receiver of funds under this cost-sharing portion of the arrangement. Effective April 1, 2007, internal full-time equivalent costs are no longer subject to this cost-sharing arrangement. Instead, each party bears its own internal costs, including FTE costs. External costs continue to be shared equally by both parties. We also revised our joint research program to focus on next-generation NS4A antagonists, after discontinuing clinical trials for ACH-806, an NS4A antagonist we previously evaluated. In the most recently updated project plan, approved by the joint research committee in December 2007, the Company’s remaining obligations under the plan continue through mid 2009.

The agreement will expire on the last to expire royalty term. In addition, Gilead Sciences may terminate the agreement for any reason by providing us with 120 days notice. Either party has the right to terminate for material breach, though we may terminate for Gilead Sciences’ breach only on a market-by-market basis and, if applicable, a product-by-product basis.

Vion Pharmaceuticals/Yale University

In February 2000, we entered into a license agreement with Vion Pharmaceuticals, pursuant to which we obtained a worldwide exclusive sublicense from Vion on the composition of matter and use of elvucitabine. Vion’s license rights were granted to it by Yale, and Yale is a party with respect to certain provisions of this agreement. This license covers the use of elvucitabine alone, as a pharmaceutical composition containing elvucitabine alone, or its use as monotherapy to treat HIV. Yale has retained rights to utilize the intellectual property licensed by this agreement for its own noncommercial purposes. Pursuant to the agreement, we issued 6,250 shares of our common stock to each of Vion and Yale. In addition, pursuant to an amendment to the agreement entered into in January 2002, we granted options to purchase 7,500 shares of our common stock to each of Vion and Yale. Through December 31, 2007, we have made aggregate payments of $35,000 to Yale under this agreement, including a $10,000 initial license fee and a $25,000 development milestone payment. Under the terms of the agreement, we may also be required to make additional milestone payments to Yale of up to an aggregate of $850,000 for each licensed product based on the achievement of specified development and regulatory approval milestones. We are also required to pay Yale specified royalties on net product sales and a specified share of sublicensing fees that we receive under any sublicenses that we grant.

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

Emory University

In July 2002, we entered into a license agreement with Emory University, pursuant to which we obtained a worldwide exclusive license under specified licensed patents to use elvucitabine in combination with other antivirals. Under the license, Emory retains a right to use the intellectual property for educational and research purposes only and also retains the right to approve sublicenses under specified circumstances. Through December 31, 2007, we have made aggregate payments of $150,000 to Emory under this agreement, including an initial license fee of $100,000 and a development milestone payment of $50,000. We may also be required to make additional payments of up to an aggregate of $400,000 based on the achievement of specified development and regulatory approval milestones. Under this agreement, we are also required to pay Emory specified royalties on net product sales and a specified share of sublicensing fees that we receive under any sublicenses that we grant.

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

Employees

As of March 1, 2008, we had 60 employees, 24 of whom hold doctoral degrees. Approximately 40 of our employees are engaged in research and development, with the remainder engaged in administration, finance and business development functions. We believe our relations with our employees are good.

Our internet address is www.achillion.com. We are not including the information contained in our website as part of, or incorporating it by reference into, this annual report on Form 10-K. We make available free of charge through our web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file such materials with the Securities and Exchange Commission.

Executive Officers of the Registrant

Name	Age	Position
Michael D. Kishbauch	58	President and Chief Executive Officer
Milind S. Deshpande, Ph.D.	51	Executive Vice President and Chief Scientific Officer
Gautam Shah, Ph.D.	51	Senior Vice President and Chief Compliance Officer
Mary Kay Fenton	44	Vice President and Chief Financial Officer
Elizabeth A. Olek, D.O.	43	Vice President and Chief Medical Officer

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

Milind S. Deshpande, Ph.D, Executive Vice President and Chief Scientific Officer. Dr. Deshpande joined Achillion in September 2001 as Vice President of Chemistry, was named head of drug discovery in April 2002, Senior Vice President of Drug Discovery in December 2002, Senior Vice President and Chief Scientific Officer in December 2004 and Executive Vice President and Chief Scientific Officer in June 2007. Prior to joining Achillion, Dr. Deshpande was Associate Director of Lead Discovery and Early Discovery Chemistry at the Pharmaceutical Research Institute at Bristol-Myers Squibb from 1991 to 2001, where he managed the identification of new clinical candidates to treat infectious and neurological diseases. From 1988 to 1991, he held a faculty position at Boston University Medical School. Dr. Deshpande received his Ph.D. in Organic Chemistry from Ohio University, following his undergraduate education in India.

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

Elizabeth A. Olek, D.O., Vice President and Chief Medical Officer. Prior to joining Achillion in December 2007, Dr. Olek served as Global Brand Medical Director and Clinical Research Physician in the Infectious Disease, Transplant and Immunology Group at Novartis Pharmaceuticals Corporation from January 2005 through November 2007. Between August and December 2004, Dr. Olek was employed as a clinical research consultant at the Avidia Research Institute. Between January 2003 and July 2004, Dr. Olek served as a Director of Clinical Research at InterMune Inc. From September 1998 through December 2002, Dr. Olek was a Director of Clinical Research at Genetics Institute/Wyeth Research. Dr. Olek holds an M.P.H. in epidemiology and biostatistics from the Boston University School of Public Health. She also holds a D.O. from Philadelphia College of Osteopathic Medicine and a B.S. in Pharmacy from the Philadelphia College of Pharmacy and Science University of Sciences Philadelphia.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business

We have a limited operating history and have incurred a cumulative loss since inception. If we do not generate significant revenues, we will not be profitable.

We have incurred significant losses since our inception in August 1998. At December 31, 2007, our accumulated deficit was approximately $152 million. We have not generated any revenue from the sale of drug candidates to date. We expect that our annual operating losses will increase substantially over the next several years as we expand our research, development and commercialization efforts, including:

•

completing the open label extension periods for phase II clinical trials for elvucitabine and, if we are successful in forming a licensing arrangement with a potential collaboration partner, moving into pivotal phase III clinical trials; and

•	advancing ACH-1095 through preclinical testing and completion of proof-of-concept; and

•	advancing our HCV protease inhibitor series into preclinical testing and completion of proof-of-concept; and

•	advancing ACH-702 through preclinical testing and completion of proof-of-concept; and

•	continuing to advance our other research and discovery programs in HIV and HCV, and identifying other infectious disease drug candidates.

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

We believe that our existing cash and cash equivalents will be sufficient to support our current operating plan through at least the next twelve months. However, our operating plan may change as a result of many factors, including:

•	the costs involved in the preclinical and clinical development, manufacturing and formulation of elvucitabine, our HCV protease inhibitors and ACH-702;

•	the costs involved in the preclinical and clinical development of ACH-1095 and other NS4A antagonists, certain portions of which we share with Gilead Sciences;

•	our ability to enter into corporate collaborations and the terms and success of these collaborations;

•	the costs involved in obtaining regulatory approvals for our drug candidates;

•	the scope, prioritization and number of programs we pursue;

•	the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent and other intellectual property claims;

•	our ability to enter into corporate collaborations and the terms and success of these collaborations;

•	our ability to raise incremental debt or equity capital new technologies and drug candidates; and

•	our acquisition and development of new technologies and drug candidates; and

•	competing technological and market developments currently unknown to us.

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

We have invested a significant portion of our efforts and financial resources in the development of our most advanced drug candidate, elvucitabine, for the treatment of HIV infection. Our ability to generate revenues will depend heavily on the successful development and commercialization of this drug candidate. The development and commercial success of elvucitabine will depend on several factors, including the following:

•	our ability to enter into a corporate collaboration for the further development of elvucitabine and the terms and success of this collaboration;

•	our ability to provide acceptable evidence of its safety and efficacy in current and future clinical trials;

•	receipt of marketing approvals from the FDA and similar foreign regulatory authorities;

•	establishing commercial manufacturing arrangements with third-party manufacturers;

•	launching commercial sales of the drug, whether alone or in collaboration with others; and

•	acceptance of the drug in the medical community and with third-party payors.

We are currently studying elvucitabine in two open label extensions of recently completed phase II clinical trials. The longer-term results of these phase II clinical trials may not be consistent with results observed in earlier phases of the trials, and even if positive, may not be necessarily indicative of the results we will obtain in our planned phase III or other subsequent clinical trials that may be required for regulatory approval of this drug candidate. If we are not successful in commercializing elvucitabine, or are significantly delayed in doing so, our business will be materially harmed.

We plan to enter into an alliance for the phase III development and commercialization of elvucitabine, our drug candidate for treatment of HIV. Given the limited number of global pharmaceutical companies which currently develop and market drugs for the treatment of HIV, and the strategic need for elvucitabine to be suitable for co-formulation with drugs already marketed or under development by a potential partner, we may not be successful in forming such an alliance.

Our market is subject to intense competition. If we are unable to compete effectively, our drug candidates may be rendered noncompetitive or obsolete.

We are engaged in segments of the pharmaceutical industry that are highly competitive and rapidly changing. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations are pursuing the development of novel drugs that target infectious diseases. We face, and expect to continue to face, intense and increasing competition as new products enter the market and advanced technologies become available. In addition to currently approved drugs, there are a significant number of drugs that are currently under development and may become available in the future for the treatment of HIV infection, chronic hepatitis C and serious hospital-based bacterial infections. We would expect elvucitabine, ACH-702 and our next generation NS4A candidate to compete with the following approved drugs and drug candidates currently under development:

•

Elvucitabine. If approved, elvucitabine would compete with the NRTIs currently marketed for treatment of HIV infection, including: Epivir (lamivudine), Retrovir (AZT), Ziagen (abacavir), Combivir (lamivudine + AZT), Trizivir (lamivudine + AZT + abacavir) and Epzicom (lamivudine + abacavir) from GlaxoSmithKline, Hivid (ddC) from Hoffman-La Roche, Emtriva (FTC), Viread (tenofovir) and Truvada (FTC + tenofovir) from Gilead Sciences and Videx EC, Videx (ddI) and Zerit (d4T) from Bristol-Myers Squibb. In addition, elvucitabine may compete with other NRTIs currently under development for HIV by companies such as Avexa, Medivir, Pharmasset and Koronis. Other drugs in other classes recently approved for treatment of HIV infection include Selzentry (miraviroc, an entry inhibitor) from Pfizer and Isentress (raltegravir, an integrase inhibitor) from Merck. In addition, there are other classes of drugs under development for the treatment of HIV infection by companies such as Abbott, Boehringer Ingelheim, Johnson & Johnson, Panacos, Roche, Schering-Plough, and Trimeris.

•

NS4A Antagonist and Protease Inhibitor. If approved, our NS4A antagonists would compete with drugs currently approved for the treatment of hepatitis C, the interferon-alpha based products from Roche (Pegasys and Roferon-A) or Schering-Plough (Intron-A or Peg-Intron) and the ribavirin based products from Schering-Plough (Rebetrol), Roche (Copegus) or generic versions sold by various companies. In addition, our HCV compounds may compete with the interferon and ribavirin based drugs currently in development such as Valeant’s ribavirin analog (Viramidine) and Human Genome Sciences’ Albuferon. Other products are also under development for the treatment of hepatitis C by companies such as Abbott, Anadys, Boehringer Ingelheim, Bristol-Myers Squibb, Gilead Sciences, GlaxoSmithKline, Human Genome Sciences, Intermune, Johnson & Johnson, Medivir, Merck, Novartis, Panacos, Pfizer, Pharmasset, Roche, Schering-Plough, Trimeris, Valeant and Vertex.

•

ACH-702. ACH-702, if approved, would compete with drugs currently marketed for the treatment of serious gram-positive nosocomial infections including: vancomycin (multiple generic forms), Cubicin (daptomycin) by Cubist Pharmaceuticals, Zyvox (linezolid) by Pfizer and Synercid (dalfopristin + quinupristin) by King Pharmaceuticals. In addition, ACH-702 may compete with other drugs currently under development for the treatment of nosocomial gram-positive infections including: dalbavancin in development by Pfizer, telavancin from Theravance, oritavancin by Intermune, doripenem by Johnson & Johnson, ceftobiprole by Basilea and Johnson & Johnson, iclaprim by Arpida and garenoxacin by Schering-Plough. We may also compete with the following companies that have a strategic interest in the discovery, development and marketing of drugs for the treatment of bacterial infections: Abbott, Aventis, Bristol-Myers Squibb, Cubist, GlaxoSmithKline, Merck, Novartis, Replidyne, Roche and Wyeth

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

We depend upon our senior management and scientific staff for our business success. Key members of our senior team include Michael Kishbauch, our president and chief executive officer and Dr. Milind Deshpande, our executive vice president and chief scientific officer. All of our employment agreements with our senior management employees are terminable without notice by the employee. The loss of the service of any of the key members of our senior management may significantly delay or prevent the achievement of drug development and other business objectives. Our ability to attract and retain qualified personnel, consultants and advisors is critical to our success. We face intense competition for qualified individuals from numerous pharmaceutical and biotechnology companies, universities, governmental entities and other research institutions. We may be unable to attract and retain these individuals, and our failure to do so would adversely affect our business.

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

We, and a number of other companies in the pharmaceutical and biotechnology industries, have suffered significant setbacks in later stage clinical trials even after achieving promising results in early-stage development. For example, in February 2007, we announced that we were discontinued further clinical development of ACH-806 (also known as GS-9132) which was determined to have positive antiviral effect in a proof-of-concept clinical trial in HCV infected patients, but also to elevate serum creatinine levels, a marker of kidney function. Accordingly, the results from the completed preclinical studies and clinical trials and ongoing clinical trials for elvucitabine, ACH-702 and our other drug candidates may not be predictive of the results we may obtain in later stage trials. We do not expect any of our drug candidates to be commercially available for at least several years.

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

Any delay in obtaining or failure to obtain required approvals could materially adversely affect our ability to progress the development of a drug candidate and to generate revenues from that drug candidate. In particular, we plan to request a pre-IND development meeting with the FDA regarding ACH-702, our antibacterial drug candidate. We expect to hold discussions on the most appropriate clinical strategy for ACH-702 and follow with submission of an IND to the FDA in the first half of 2008, if appropriate, based upon the outcome of those discussions. Given the complexity of the mechanism of action of this compound, which operates via a three-part target including gyrase, topoisomerase IV and primase, the complexity of the preclinical results noted with ACH-702, and the evolving regulatory climate for antibacterials, we believe our development strategy for this compound should be discussed with the FDA before initiating human clinical studies. There can be no assurance that the FDA will approve our IND application once filed. Furthermore, any regulatory approval to market a product may be subject to limitations on the indicated uses for which we may market the product and affect reimbursement by third-party payors. These limitations may limit the size of the market for the product. We are also subject to numerous foreign regulatory requirements governing the conduct of clinical trials, manufacturing and marketing authorization, pricing and third-party reimbursement. The foreign regulatory approval process includes all of the risks associated with FDA approval described above as well as risks attributable to the satisfaction of foreign regulations. Approval by the FDA does not ensure approval by regulatory authorities outside the United States. Foreign jurisdictions may have different approval procedures than those required by the FDA and may impose additional testing requirements for our drug candidates.

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

Our ability to enroll patients in our clinical trials in sufficient numbers and on a timely basis will be subject to a number of factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease and the eligibility criteria for the clinical trial. Delays in patient enrollment may result in increased costs and longer development times. For example, we experienced delays in patient enrollment in connection with our phase II trial of elvucitabine in HIV infected patients who have failed a HAART regimen which included Epivir (lamivudine) due to the strict entry criteria for this trial. As a result, we expanded the number of sites at which the trial will be conducted and changed the protocol of the trial to include additional treatment with elvucitabine after the initial 14 days of treatment. In addition, subjects may drop out of our clinical trials, and thereby impair the validity or statistical significance of the trials.

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

Even if elvucitabine, ACH-1095, ACH-702, our protease inhibitor series or any other drug candidates we may develop or acquire in the future, obtain regulatory approval, they may not gain market acceptance among physicians, health care payors, patients and the medical community. Factors that we believe could materially affect market acceptance of our product candidates include:

•	the timing of market introduction of competitive drugs;

•	the demonstrated clinical safety and efficacy of our product candidates compared to other drugs;

•	the cost-effectiveness of our product candidates;

•	the availability of reimbursement from managed care plans and other third-party payors;

•	the convenience and ease of administration of our product candidates;

•	the existence, prevalence and severity of adverse side effects;

•	other potential advantages of alternative treatment methods; and

•	the effectiveness marketing and distribution support.

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

We have entered into a collaboration arrangement with Gilead Sciences for the development and commercialization of certain of our HCV compounds involving NS4A antagonism, and we may enter into additional collaborative arrangements in the future. For example, we plan to enter into an alliance for the phase III development and commercialization of elvucitabine, our drug candidate for treatment of HIV. Given the limited number of global pharmaceutical companies which currently develop and market drugs for the treatment of HIV, and the strategic need for elvucitabine to be suitable for co-formulation with drugs already marketed or under development by a potential partner, we may not be successful in forming such an alliance. We also may enter into alliances with major biotechnology or pharmaceutical companies to jointly develop other specific drug candidates and to jointly commercialize them if they are approved. In such alliances, we would expect our biotechnology or pharmaceutical collaborators to provide substantial funding, as well as significant capabilities in clinical development, regulatory affairs, marketing and sales. We may not be successful in entering into any such alliances on favorable terms, if at all. Even if we do succeed in securing such alliances, we may not be able to maintain them if, for example, development or approval of a drug candidate is delayed or sales of an approved drug are disappointing. Furthermore, any delay in entering into collaboration agreements could delay the development and commercialization of our drug candidates and reduce their competitiveness even if they reach the market. Any such delay related to our collaborations could adversely affect our business.

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

In addition, a collaborator may decide to pursue a competitive drug candidate developed outside of the collaboration. In particular, Gilead Sciences, our collaborator for our chronic hepatitis C program, currently is developing other products for the treatment of chronic hepatitis C, and the results of its development efforts could affect its commitment to our drug candidate. If a collaboration partner fails to develop or effectively commercialize drug candidates or drugs for any of these reasons, we may not be able to replace the collaboration partner with another partner to develop and commercialize a drug candidate or drugs under the terms of the collaboration. We may also be unable to obtain, on terms acceptable to us, a license from such collaboration partner to any of its intellectual property that may be necessary or useful for us to continue to develop and commercialize a drug candidate.

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

We currently rely on a single manufacturer for the preclinical and clinical supplies of each of our drug candidates and do not currently have relationships for redundant supply or a second source for any of our drug candidates. To date, our third-party manufacturers have met our manufacturing requirements, but we cannot be assured that they will continue to do so. Any performance failure on the part of our existing or future manufacturers could delay clinical development or regulatory approval of our drug candidates or commercialization of any approved products. If for some reason our current contract manufacturers cannot perform as agreed, we may be required to replace them. Although we believe there are a number of potential replacements as our manufacturing processes are not manufacturer specific, we may incur added costs and delays in identifying and qualifying any such replacements. Furthermore, although we generally do not begin a clinical trial unless we believe we have a sufficient supply of a drug candidate to complete the trial, any significant delay in the supply of a drug candidate for an ongoing trial due to the need to replace a third-party manufacturer could delay completion of the trial.

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

As of December 31, 2007, our patent portfolio included a total of 224 patents and patent applications worldwide. We own or hold exclusive licenses to a total of eight U.S. issued patents and 18 U.S. pending patent applications, as well as 161 pending PCT applications and foreign counterparts to many of these patents and patent applications. Our success depends in part on our ability to obtain patent protection both in the United States and in other countries for our drug candidates. Our ability to protect our drug candidates from unauthorized or infringing use by third parties depends in substantial part on our ability to obtain and maintain valid and enforceable patents. Due to evolving legal standards relating to the patentability, validity and enforceability of patents covering pharmaceutical inventions and the scope of claims made under these patents, our ability to maintain, obtain and enforce patents is uncertain and involves complex legal and factual questions. Accordingly, rights under any issued patents may not provide us with sufficient protection for our drug candidates or provide sufficient protection to afford us a commercial advantage against competitive products or processes. In addition, we cannot guarantee that any patents will issue from any pending or future patent applications owned by or licensed to us. Even if patents have issued or will issue, we cannot guarantee that the claims of these patents are or will be valid or enforceable or will provide us with any significant protection against competitive products or otherwise be commercially valuable to us. Patent applications in the United States are maintained in confidence for up to 18 months after their filing. In some cases, however, patent applications remain confidential in the U.S. Patent and Trademark Office, which we refer to as the U.S. Patent Office, for the entire time prior to issuance as a U.S. patent. Similarly, publication of discoveries in the scientific or patent literature often lag behind actual discoveries. Consequently, we cannot be certain that we or our licensors or co-owners were the first to invent, or the first to file patent applications on, our drug candidates or their use as anti-infective drugs. In the event that a third party has also filed a U.S. patent application relating to our drug candidates or a similar invention, we may have to participate in interference proceedings declared by the U.S. Patent Office to determine priority of invention in the United States. The costs of these proceedings could be substantial and it is possible that our efforts would be unsuccessful, resulting in a loss of our U.S. patent position. Furthermore, we may not have identified all U.S. and foreign patents or published applications that affect our business either by blocking our ability to commercialize our drugs or by covering similar technologies that affect our drug market.

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

Our success will depend in part on our ability to operate without infringing the proprietary rights of third parties. Although we are not currently aware of any litigation or other proceedings or third-party claims of intellectual property infringement related to our drug candidates, the pharmaceutical industry is characterized by extensive litigation regarding patents and other intellectual property rights. Other parties may obtain patents in the future and allege that the use of our technologies infringes these patent claims or that we are employing their proprietary technology without authorization. Likewise, third parties may challenge or infringe upon our existing or future patents. Under our license agreements with Vion Pharmaceuticals we have the right, but not an obligation, to bring actions against an infringing third party. If we do not bring an action within a specified number of days, the licensor may bring an action against the infringing party. Pursuant to our license agreement with Emory University and our research collaboration and license agreement with Gilead Sciences, Emory and Gilead Sciences have the primary right, but not an obligation, to bring actions against an infringing third party. However, if Gilead Sciences or Emory elects not to bring an action, we may bring an action against the infringing party.

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

The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future. Market prices for securities of early stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the results of our currently on-going phase II trial extensions and any future clinical trials for elvucitabine;

•	the results of ongoing preclinical studies and planned clinical trials of our preclinical drug candidates, including ACH-702 and ACH-1095;

•	the results of our research and candidate selection in our HCV protease program;

•

the entry into, or termination of, key agreements, in particular our collaboration agreement with Gilead Sciences or our sublicense agreement with Vion Pharmaceuticals, or any new collaboration agreement we may enter for elvucitabine;

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

Our directors, executive officers and current holders of more than 5% of our outstanding common stock, together with their affiliates and related persons, beneficially own, in the aggregate, approximately 67% of our outstanding common stock. As a result, these stockholders, if acting together, have the ability to determine the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets and other extraordinary transactions. The interests of this group of stockholders may not always coincide with our corporate interests or the interest of other stockholders, and they may act in a manner with which you may not agree or that may not be in the best interests of other stockholders. This concentration of ownership may have the effect of:

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

As a private company with limited resources, we maintained a small finance and accounting staff. As a public company, the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, as well as the rules of the Nasdaq Global Market, have required us to implement additional corporate governance practices and adhere to a variety of reporting requirements and complex accounting rules. Compliance with these public company obligations places significant additional demands on our finance and accounting staff and on our financial, accounting and information systems.

In particular, as a public company, our management is required to conduct an annual evaluation of our internal controls over financial reporting and include a report of management on our internal controls in our annual reports on Form 10-K. In addition, we will be required to have our independent public accounting firm attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting. If we are unable to continue to conclude that we have effective internal controls over financial reporting or, if our independent auditors are unable to provide us with an attestation and an unqualified report as to the effectiveness of our internal controls over financial reporting, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock.

We do not anticipate paying cash dividends, and accordingly stockholders must rely on stock appreciation for any return on their investment in us.

We anticipate that we will retain our earnings, if any, for future growth and therefore do not anticipate paying cash dividends in the future. As a result, only appreciation of the price of our common stock will provide a return to stockholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We currently lease approximately 37,000 square feet of laboratory and office space in New Haven, Connecticut, which we occupy under a ten-year lease expiring in 2011. We believe our existing facilities are adequate for our current needs and that additional space will be available in the future on commercially reasonable terms as needed.

ITEM 3.	LEGAL PROCEEDINGS

We are currently not a party to any material legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of 2007.

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

Market Information

Our common stock began trading on the NASDAQ Global Market on October 26, 2006 under the symbol “ACHN”. Prior to that time, there was no established public trading market for our common stock. The following table sets forth the high and low sale prices per share for our common stock on the NASDAQ Global Market for the period indicated:

Year and Quarter:	2007
	High	Low
2007
First Quarter	$20.00	$5.71
Second Quarter	$7.41	$4.91
Third Quarter	$8.00	$5.61
Fourth Quarter	$6.50	$3.68

2006
Fourth Quarter (beginning October 26, 2006)	$17.94	$11.57

Information regarding our equity compensation plans and the securities authorized for issuance thereunder is set forth in Item 12 below.

Holders of record

As of February 29, 2008, there were approximately 92 holders of record of our common stock.

Dividends

We have never paid or declared any cash dividends on our common stock. We currently intend to retain any earnings for future growth and, therefore, do not expect to pay cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

Neither we nor any affiliated purchaser or anyone acting on behalf of us or an affiliated purchaser made any purchases of shares of our common stock in the fourth quarter of 2007.

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

The following graph compares the cumulative total stockholder return on our common stock from October 26, 2006 (the first trading date following our initial public offering) to December 31, 2007 with the cumulative total return of (i) the NASDAQ Market Index and (ii) the NASDAQ Biotechnology Index. This graph assumes the investment of $100.00 on October 26, 2006 in our common stock, the NASDAQ Market Index and the NASDAQ Biotechnology Index, and assumes any dividends are reinvested.

	10/26/06	12/31/06	12/31/07
ACHILLION PHARMACEUTICALS, INC.	100.00	130.02	40.27
NASDAQ BIOTECHNOLOGY INDEX	100.00	96.80	98.64
NASDAQ MARKET INDEX	100.00	102.03	112.16

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read together with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the notes to those financial statements included elsewhere in this Annual Report on Form 10-K. The selected statements of operations data for the years ended December 31, 2007, 2006 and 2005 and balance sheet data as of December 31, 2007 and 2006 set forth below have been derived from our audited financial statements included elsewhere in this Annual Report. The selected statement of operations data for the years ended December 31, 2004 and 2003 and balance sheet data as of December 31, 2005, 2004 and 2003 set forth below have been derived from the audited financial statements for such years not included in this Annual Report. The historical results presented here are not necessarily indicative of future results.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share amounts)
Statement of Operations Data:
Total operating revenue	$4,038	$3,292	$8,526	$807	$—
Research and development	28,120	22,741	18,112	14,841	13,194
General and administrative	6,476	4,865	3,101	3,181	3,261
Total operating expenses	34,596	27,606	21,213	18,022	16,455
Loss from operations	(30,558)	(24,314)	(12,687)	(17,215)	(16,455)
Interest income (expense)	1,496	179	(976)	(509)	(170)
Tax benefit	960	49	88	264	871
Net loss	(28,102)	(24,086)	(13,575)	(17,460)	(15,754)
Net loss applicable to common shareholders	$(28,102)	$(28,249)	$(16,514)	$(20,048)	$(15,754)
Net loss per share—basic and diluted	$(1.80)	$(9.35)	$(32.96)	$(43.77)	$(44.16)
Weighted average number of shares outstanding—basic and diluted	15,583	3,022	501	458	415

	2007	2006	2005	2004	2003
Balance Sheet Data:
Cash and cash equivalents	$8,971	$22,662	$9,583	$9,481	$8,243
Marketable Securities	22,138	39,904	—	4,897	1,749
Working capital	20,224	53,190	654	6,264	8,393
Total assets	35,632	67,146	13,750	19,291	16,072
Long-term liabilities	1,402	8,102	5,021	14,811	3,046
Total liabilities	14,094	19,776	15,418	24,230	5,916
Convertible preferred stock	—	—	94,354	74,740	70,127
Total stockholders’ (deficit) equity	21,538	47,370	(96,022)	(79,679)	(59,971)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We have devoted and are continuing to devote substantially all of our efforts toward product research and development. We have incurred losses of $138 million from inception through December 31, 2007 and had an accumulated deficit of $152 million through December 31, 2007. Our net losses were $28.1 million, $24.1 million and $13.6 million for the years ended December 31, 2007, 2006 and 2005, respectively. We have funded our operations primarily through:

•	proceeds of $161.2 million from the sale of equity securities, including our initial public offering in October 2006;

•	borrowings of $17.1 million from debt facilities; and

•	receipts of $10.0 million from up-front and milestone payments, as well as $8.5 million in cost-sharing receipts, from our collaboration partner, Gilead Sciences.

We expect to incur substantial and increasing losses for at least the next several years as we seek to:

•	complete the open-label extension phases of our phase II clinical trials for elvucitabine;

•	complete assessment of ACH-702 preclinical data and prepare for early clinical testing;

•	complete IND-enabling preclinical testing of ACH-1095;

•	advance our HCV protease inhibitor, for chronic hepatitis C infection; and

•	progress additional drug candidates.

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

Financial Operations Overview

Revenue

To date, we have not generated revenue from the sale of any drugs. The majority of our revenue recognized to date has been derived from our collaboration with Gilead Sciences to develop compounds for use in treating chronic hepatitis C. During the years ended December 31, 2007, 2006 and 2005 we recognized $4.0 million, $3.0 million and $8.3 million, respectively, under this collaboration agreement.

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

We have also recognized revenue under a Small Business Innovation Research, or SBIR, grant by the National Institutes of Health, or NIH, related to our HIV capsid research program. During the years ended December 31, 2007, 2006 and 2005 we recognized $35,000, $313,000 and $249,000, respectively, in revenue under this grant. Efforts under our Small Business Innovation Research, or SBIR, grant were completed in the first quarter of 2007. No additional grant revenue related to this grant will be recognized.

Research and Development

Our research and development expenses reflect costs incurred for our proprietary research and development projects as well as costs for research and development projects conducted as part of collaborative arrangements we establish. These costs consist primarily of salaries and benefits for our research and development personnel, costs of services by clinical research organizations, other outsourced research, materials used during research and development activities, facility-related costs such as rent and utilities associated with our laboratory and clinical development space, operating supplies and other costs associated with our research and development activities. We expect that over the next twelve months research and development expenses will decrease somewhat due to several factors, most notably the near completion of the phase II clinical program for elvucitabine, the major expenses for which will not recur, and the lesser levels of expenses related to earlier stage IND-enabling testing for ACH-1095 and our HCV protease inhibitors.

All costs associated with internal research and development, and research and development services for which we have externally contracted, are expensed as incurred. Our research and development expenses are outlined in the table below.

	For the Years Ended
	2007	2006	2005
	(in thousands)
Direct external costs:
Elvucitabine	$10,728	$5,204	$2,520
ACH-702	3,055	3,141	1,025
NS4A Antagonists (including ACH-806 and ACH-1095)	1,793	3,001	4,047

	15,576	11,346	7,592
Direct internal personnel costs	7,206	6,337	5,301

Sub-total direct costs	22,782	17,683	12,893
Indirect costs and overhead	5,338	5,058	5,219

Total research and development	$28,120	$22,741	$18,112

Currently, we are completing the open-label extension phases of two phase II clinical trials for elvucitabine, conducting preclinical studies for ACH-1095, and performing late discovery-stage toxicology assessments of our HCV protease inhibitors. From the inception of each respective program through December 31, 2007, we incurred approximately $44.3 million in total costs for elvucitabine, approximately $26.0 million in total costs for our NS4A antagonist program (including both ACH-1095 and ACH-806) and approximately $16.3 million in total costs for ACH-702. These figures include our internal research and development personnel costs and related facilities overhead. We currently estimate that the clinical trial costs for two phase III clinical trials of elvucitabine in different HIV populations will be approximately $50.0 million, exclusive of the internal personnel costs associated with conducting these trials. We currently plan to enter a collaboration arrangement which would offset a significant portion of these costs. We estimate that the costs associated with completing phase I clinical trials with ACH-702 will be approximately $3.0 million, exclusive of the internal personnel costs associated with conducting these studies and trials. We anticipate that the costs associated with preclinical and early clinical development through proof-of-concept of ACH-1095, our next generation NS4A antagonist, will be approximately $3.4 million, exclusive of internal personnel costs. This amount for NS4A represents one-half of the external costs associated with those activities, as we share such external costs with Gilead Sciences. We estimate that the costs associated with preclinical and early clinical development of one of our HCV protease inhibitors to be approximately $3.1 million.

The successful development of our drug candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development of our drug candidates. We are also unable to predict when, if ever, material net cash inflows will commence from elvucitabine or any early stage programs. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

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

General and Administrative

Our general and administrative expenses consist primarily of salaries and benefits for management and administrative personnel, professional fees for legal, accounting and other services, travel costs and facility-related costs such as rent, utilities and other general office expenses. We expect that general and administrative expenses will remain substantially unchanged over the next twelve months, but may increase in the future due to increased payroll, expanded infrastructure, increased consulting, legal, accounting and investor relations expenses associated with being a public company.

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

When we determine that an arrangement should be accounted for as a single unit of accounting, we must determine the period over which the performance obligations will be performed and revenue related to upfront license payments will be recognized. Revenue will be recognized using either a proportionate performance or straight-line method. We recognize revenue using the proportionate performance method provided that we can reasonably estimate the level of effort required to complete our performance obligations under an arrangement and such performance obligations are provided on a best-efforts basis. Under the proportionate performance method, periodic revenue related to up-front license payments is recognized as the percentage of actual effort expended in that period to total effort expected for all of our performance obligations under the arrangement. Actual effort is generally determined based upon actual direct labor hours or full-time equivalents incurred and include research and development activities performed by internal scientists. Total expected effort is generally based upon the total direct labor hours of full-time equivalents incorporated into the detailed budget and project plan that is agreed to by both parties to the collaboration. Significant management judgment is required in determining the level of effort required under an arrangement and the period over which we expect to complete the related performance obligations. The joint research committee periodically reviews and updates the project plan; the most recent review took place in December 2007. In the event that a change in estimate occurs, the change will be accounted for using the cumulative catch-up method which provides for an adjustment to revenue in the current period. Estimates of our level of effort may change in the future, resulting in a material change in the amount of revenue recognized in future periods. We revised our joint research program with Gilead Sciences in the first quarter of 2007 to focus on next-generation NS4A antagonists. At that time, we extended the period over which our remaining obligations under the arrangement would be completed. In addition, we and Gilead Sciences agreed to continue to equally share external costs, but effective April 1, 2007, internal full-time equivalents would no longer be subject to this cost sharing arrangement. Instead, each party would bear the costs of their respective full-time equivalents.

Generally under collaboration arrangements, payments received during the period of performance may include up-front payments, time- or performance-based milestones and reimbursement of internal and external costs. The proportion of actual performance to total expected performance is applied to these payments in determining periodic revenue, but will be limited by the aggregate cash received or receivable to date by the Company.

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

Stock-Based Compensation—Employee Stock-Based Awards

Through December 31, 2005, we accounted for grants of stock options and restricted stock utilizing the intrinsic value method in accordance with Accounting Principle Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and, accordingly, recognized no compensation expense for an option when the option had an exercise price equal to or greater than the fair market value at the date of grant. Under APB 25, compensation expense was computed to the extent that fair market value of the underlying stock on the date of grant exceeded the exercise price of the employee stock option or stock award. Compensation so computed was then recognized on a straight-line basis over the vesting period. Also through December 31, 2005, we had adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, (SFAS 123), Accounting for Stock-Based Compensation, as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock Based Compensation—Transition and Disclosure (“SFAS 148”).

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

We primarily grant qualified stock options for a fixed number of shares to employees with an exercise price equal to the market value of the shares at the date of grant. To the extent that the amount of the aggregate fair market value of qualified stock options that become exercisable for an individual exceeds $100,000 during any tax year, those stock options are treated as non qualified stock options. Under the fair value recognition provisions of SFAS No. 123R, stock-based compensation cost is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized during the years ended December 31, 2007 and 2006 includes compensation expense for stock-based awards granted prior to, but not yet vested as of December 31, 2005, based on the fair value on the grant date estimated in accordance with the pro forma provisions of SFAS 123. Compensation expense also includes amounts related to the stock-based awards granted subsequent to December 31, 2005, based on the fair value on the grant date, estimated in accordance with the provisions of SFAS 123R.

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

If factors change and we employ different assumptions in the application of SFAS 123R in future periods, the compensation expense that we record under SFAS 123R may differ significantly from what we have recorded in the current period. Therefore, we believe it is important for investors to be aware of the degree of subjectivity involved when using option pricing models to estimate share-based compensation under SFAS 123R. There is risk that our estimates of the fair values of our share-based compensation awards on the grant dates may differ from the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Certain share-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that is significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. Although the fair value of employee share-based awards is determined in accordance with SFAS 123R and SAB 107 using an option pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Total compensation expense recorded in the accompanying statements of operations associated with option grants made to employees for the years ended December 31, 2007 and 2006 was $1.7 million and $968,000. We recorded no tax benefit related to these options since we currently maintain a full valuation allowance.

As of December 31, 2007, the total compensation cost related to nonvested options not yet recognized in the financial statements is approximately $5.5 million, net of estimated forfeitures, and the weighted average period over which it is expected to be recognized is 1.65 years.

As of December 31, 2007, the intrinsic value of the options outstanding was $2.0 million, of which $1.6 million related to vested options and $443,000 related to unvested options.

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

Comparison of Years Ended December 31, 2007 and 2006

Revenue. Revenue was $4.0 million and $3.3 million for the years ended December 31, 2007 and 2006, respectively. The increase in revenue in 2007 is primarily due to lower revenue in 2006 resulting from a significant change in estimate of our remaining performance obligations as of December 31, 2006, under our collaboration with Gilead. In February 2007, we discontinued further development of ACH-806. We also revised our research program with Gilead to focus on next-generation NS4A antagonists. Additionally, our efforts under the collaboration, which were previously estimated to be complete in March 2007, were extended through mid 2009. In March 2007, we and Gilead Sciences agreed to continue to equally share external costs, but effective April 1, 2007, internal full-time equivalents would no longer be subject to this cost sharing arrangement. Instead, each party would bear the costs of their respective full-time equivalents. Accordingly, in the fourth quarter of 2006, we recorded a reduction of revenue under the cumulative catch-up method to reflect our proportionate performance through December 31, 2006. This adjustment reflected our increased remaining performance obligations, which effectively reduced the proportion of our performance obligations that had been completed to date. Revenue consisted of the following:

	Years Ended December 31,		Change
	2007	2006
	(in thousands)
Gilead collaboration revenue	$4,003	$2,979	$1,024
Grant revenue	35	313	(278)

Total revenue	$4,038	$3,292	$746

Through the completion of our performance obligations in 2009, we expect to recognize additional revenue of approximately $2.6 million, offset by any payments we are obligated to make to Gilead in satisfaction of external costs paid by Gilead under our external cost-sharing agreement. It is possible that we will recognize negative revenue in future quarters based upon the timing of our performance under the collaboration, and on the timing and magnitude of external costs borne by Gilead.

Research and development expenses. Research and development expenses were $28.1 million and $22.7 million for the years ended December 31, 2007 and 2006, respectively. The approximate $5.4 million increase from 2006 to 2007 was the result of: (i) increased personnel costs for our research and development staff, including an increase in headcount as well as increased wages, combined with increased non-cash stock based compensation (ii) the costs associated with three clinical trials using elvucitabine during 2007, two of which had longer durations and greater number of patients than those conducted during 2006, and (iii) the costs associated with additional preclinical testing of ACH-702. We expect that over the next twelve months research and development expenses will decrease somewhat due to several factors, most notably the near completion of the phase II clinical program for elvucitabine, the major expenses for which will not recur, and the lesser level of expense related to earlier stage IND-enabling testing for ACH-1095 and our HCV protease inhibitors. Research and development expenses for the years ended December 31, 2007 and 2006 are comprised as follows:

	Years Ended December 31,		Change
	2007	2006
	(in thousands)
Personnel costs	$6,565	$6,031	$534
Stock based compensation	676	330	346
Outsourced research and supplies	16,266	11,758	4,508
Professional and consulting fees	1,646	1,525	121
Facilities costs	2,657	2,808	(151)
Travel and other costs	310	289	21

Total	$28,120	$22,741	$5,379

General and administrative expenses. General and administrative expenses were $6.5 and $4.9 million for the years ended December 31, 2007 and 2006, respectively. The $1.6 million increase from 2006 to 2007 was primarily due to increased professional fees related to certain market studies and increased insurance premiums, combined with increased recognition of non-cash stock based compensation. We expect that general and administrative expenses will remain substantially unchanged over the next twelve months, but may increase in the future due to increased payroll, expanded infrastructure, increased consulting, legal, accounting and investor relations expenses associated with being a public company. General and administrative expenses for the years ended December 31, 2007 and 2006 are comprised as follows:

	Years Ended December 31,		Change
	2007	2006
	(in thousands)
Personnel costs	$1,968	$1,785	$183
Stock based compensation	1,076	695	381
Professional and consulting fees	1,744	1,206	538
Facilities costs	1,179	811	368
Travel and other costs	509	368	141

Total	$6,476	$4,865	$1,611

Interest income (expense). Interest income was $2.5 million and $1.1 million for the years ended December 31, 2007 and 2006, respectively. The $1.4 million increase from 2006 to 2007 was primarily due to increased average cash balances due to the receipt of $18.4 million in proceeds from our Series C-2 financing in March and May of 2006 and $53.4 million in net proceeds from our initial public offering in October 2006. Interest expense was $1.0 million and $1.0 million for the years ended December 31, 2007 and 2006, respectively.

Tax benefit. The State of Connecticut provides companies with the opportunity to forego certain research and development tax credit carryforwards in exchange for cash. The program provides for such exchange of the research and development credits at a rate of 65% of the annual incremental and non-incremental research and development credits, as defined. The amount of tax benefit we recognized in connection with this exchange program was $960,000 and $49,000 for the years ended December 31, 2007 and 2006, respectively. The $911,000 increase from 2006 to 2007 is due to an overall increase in eligible research and development costs for the year, resulting primarily from the lack of reimbursement for internal full-time equivalent costs from Gilead Sciences, under our amended agreement which became effective April 1, 2007, combined with an increase in clinical trial costs. The reimbursement previously received by Gilead reduced the amount of research and development expense eligible for the tax credit.

Accretion of preferred stock dividends. Accretion of preferred stock dividends was $0 and $4.2 million for the years ended December 31, 2007 and 2006, respectively. Since the conversion of our preferred stock in connection with our initial public offering, there is no further accretion of dividends.

Comparison of Years Ended December 31, 2006 and 2005

Revenue. Revenue was $3.3 million and $8.5 million for the years ended December 31, 2006 and 2005, respectively. The decrease in revenue in 2006 is primarily due to a significant change in estimate of our remaining performance obligations as of December 31, 2006 under our collaboration with Gilead. In February 2007, we discontinued further development of ACH-806. We also revised our research program with Gilead to focus on next-generation NS4A antagonists. Additionally, our efforts under the collaboration, which were previously estimated to be complete in March 2007, will extend through mid 2009. In addition, in March 2007, we and Gilead Sciences agreed to continue to equally share external costs, but that effective April 1, 2007, each party would bear the costs of their respective full-time equivalents. Accordingly, in the fourth quarter of 2006, we recorded a reduction of revenue under the cumulative catch-up method to reflect our proportionate performance through December 31, 2006. This adjustment reflected our increased remaining performance obligations, which effectively reduced the proportion of our performance obligations that have been completed to date. Revenue consisted of the following:

	Years Ended December 31,		Change
	2006	2005
	(in thousands)
Gilead collaboration revenue	$2,979	$8,277	$(5,298)
Grant revenue	313	249	64

Total revenue	$3,292	$8,526	$(5,234)

Our revenue recognized during the fourth quarter of 2006 was negative due primarily to the material change in estimate to our proportionate performance measure. It is possible that we will recognize negative revenue in future quarters based upon the timing of our performance under the collaboration, and on the timing and magnitude of external costs borne by Gilead.

Research and development expenses. Research and development expenses were $22.7 million and $18.1 million for the years ended December 31, 2006 and 2005, respectively. The approximate $4.6 million increase from 2005 to 2006 was the result of: (i) increased personnel costs for our research and development staff, including an increase in headcount as well as increased wages, combined with the recognition of non-cash stock based compensation required with our adoption of FAS 123R (ii) the costs associated with three clinical trials using elvucitabine during 2006, as compared to one on-going trial in 2005, and (iii) the costs associated with proof of concept clinical development of ACH-806 in 2006 that were not incurred in 2005. Research and development expenses for the years ended December 31, 2006 and 2005 are comprised as follows:

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

Tax benefit. The State of Connecticut provides companies with the opportunity to forego certain research and development tax credit carryforwards in exchange for cash. The program provides for such exchange of the research and development credits at a rate of 65% of the annual incremental and non-incremental research and development credits, as defined. The amount of tax benefit we recognized in connection with this exchange program was $49,000 and $88,000 for the years ended December 31, 2006 and 2005, respectively. The $39,000 decrease from 2005 to 2006 was due to the specific types of research and development expenses incurred and the decreasing amount of such costs incurred within the State of Connecticut combined with a $19,000 decrease in 2006 to account for 2005 expenses that were originally claimed but deemed unallowable. In January 2007 we offset this benefit by $8,000, the result of a reclassification of accrued taxes.

Accretion of preferred stock dividends. Accretion of preferred stock dividends was $4.1 million and $2.9 million for the years ended December 31, 2006 and 2005, respectively. The $1.2 million increase from 2005 to 2006 was due to an increased number of shares outstanding, particularly 23,425,462 shares of series C-2 convertible preferred stock issued in November 2005, March 2006 and May 2006, offset by the lack of dividends accrued during the last two months of 2006 following our initial public offering. Since the conversion of the Company’s preferred stock in connection with our initial public offering, there is no further accretion of dividends.

Liquidity and Capital Resources

Since our inception in August 1998, we have financed our operations primarily through the issuance of our convertible preferred stock and borrowings under debt facilities, as well as through receipts from our collaboration with Gilead Sciences. Through December 31, 2007, we had received approximately $161.2 million in aggregate net proceeds from stock issuances, $18.5 million from Gilead Sciences under our collaboration agreement with them and approximately $17.1 million under the following debt facilities:

Lender	Date	Interest Rate (per annum)	Principal Amount	Maturity Date
Connecticut Innovations, Inc.	November 2000	7.5%	$1,400,000	September 2010
Connecticut Innovations, Inc.	May 2002	7.5%	$278,000	October 2007
General Electric Capital Corporation	March 2002	8.01% -10.17%	$3,264,182	March 2005-May 2007
Webster Bank	May 2003	6.72% -9.27%	$972,185	June 2006-Dec 2009
Oxford Finance Corporation	December 2005	10.92%	$2,500,000	November 2008
General Electric Capital Corporation	December 2005	10.92%	$2,500,000	November 2008
Oxford Finance Corporation	May 2006	11.56%	$2,500,000	April 2009
General Electric Capital Corporation	May 2006	11.56%	$2,500,000	April 2009
Oxford Finance Corporation	June 2007	11.58%	$400,000	June 2010
General Electric Capital Corporation	June 2007	11.58%	$400,000	June 2010
Webster Bank	December 2007	7.46%	$414,623	December 2010

The amounts reflected above represent original maturities under our debt agreements. As of December 31, 2007, our debt balance due to borrowings is $6.6 million with a weighted average interest rate of 10.7%.

In February 2008, we entered into a credit facility with General Electric Capital Corporation and Oxford Finance Corporation for an additional $5 million to fund our working capital needs.

We had $31.1 million, $62.6 million and $9.6 million in cash, cash equivalents and marketable securities as of December 31, 2007, 2006 and 2005, respectively. On May 12, 2006, we received $13.8 million in gross proceeds from the sale of 9,166,167 additional shares of our series C-2 convertible preferred stock at $1.50 per share, and $5.0 million in proceeds from the issuance of promissory notes under existing debt facilities. In October 2006, we received $53.4 million in net proceeds from our initial public offering of 5,175,000 shares of common stock, at a public offering price of $11.50 per share.

Cash used in operating activities was $29.9 million for the year ended December 31, 2007 and was primarily attributable to our $28.1 million net loss and $2.7 million amortization of deferred revenue, offset primarily by $2.5 million in non cash charges related to depreciation, amortization and non-cash stock based compensation.

Cash used in operating activities was $21.1 million for the year ended December 31, 2006 and was primarily attributable to our $24.1 million net loss, offset by our $1.7 million increase in accounts payable and $1.8 million in non-cash charges related to depreciation, amortization and non-cash stock based compensation.

Cash provided by investing activities was $18.3 million for the year ended December 31, 2007 and was primarily attributable to maturities of marketable securities offset by purchases of marketable securities and $1.3 million in property and equipment purchases. Cash used in investing activities was $40.1 million for the year ended December 31, 2006 and was primarily attributable to the purchase of marketable securities.

Cash used in financing activities was $2.1 million for the year ended December 31, 2007 and was attributable to $3.7 million used for repayments of debt, offset primarily by $1.2 million in receipt of proceeds under a debt facility. Cash provided by financing activities was $74.3 million for the year ended December 31, 2006 and was primarily attributable to $18.2 million in proceeds from the sale of 12,270,815 shares of our Series C-2 Preferred Stock, $53.4 million in net proceeds from our initial public offering of 5,175,000 shares of common stock and $5.4 million in proceeds from the issuance of debt, offset by $3 million used for repayments of debt.

We expect to incur continuing and increasing losses from operations for at least the next several years as we seek to:

•	complete the open-label extension phases of our phase II clinical trials for elvucitabine;

•	complete assessment of ACH-702 preclinical data and prepare for early clinical testing;

•	complete IND-enabling preclinical testing of ACH-1095;

•	advance our HCV protease inhibitor for chronic hepatitis C infection; and

•	progress additional drug candidates.

We do not expect our existing capital resources, together with the milestone payments and research and development funding we expect to receive, to be sufficient to fund the completion of the development of any of our drug candidates. As a result, we will need to raise additional funds prior to being able to market any drug candidates, to, among other things, obtain regulatory approvals, fund operating losses, and, if deemed appropriate, establish manufacturing and sales and marketing capabilities. We will seek to raise such additional financing through public or private equity or debt financings, collaborative or other arrangements with third parties or through other sources of financing.

We believe that our existing cash and cash equivalents, supplemented by $5,000 received under a credit facility entered in February 2008 with General Electric Capital Corporation and Oxford Finance Corporation, will be sufficient to meet our projected operating requirements for at least the next twelve months. However, our funding resources and requirements may change and will depend upon numerous factors, including but not limited to:

•	the progress of our research and development programs;

•	the cost, timing and results of preclinical testing and clinical studies;

•	the receipt and timing of regulatory approvals, if any;

•	determinations as to the commercial potential of our proposed products;

•	the status of competitive products;

•	our ability to establish and maintain collaborative arrangements with others for the purpose of funding certain research and development programs;

•	the acquisition of technologies or drug candidates; and

•	our participation in the manufacture, sale and marketing of any approved drugs.

We anticipate that we will augment our cash balance in 2008 through financing transactions, including the issuance of debt or equity securities, and further corporate alliances. In February 2008, we entered into a new credit facility which provided $5,000 to fund our working capital needs. No additional arrangements have been entered into for any future financing, and there can be no assurance that we will be able to obtain adequate levels of additional funding or favorable terms, if at all. If adequate funds are not available during 2008, we will be required to:

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

Contractual Obligations and Commitments

The following table sets forth a summary of our commitments as of December 31, 2007:

	Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Long-term debt, including interest	$7,385	$7,385	$—	$—	$—
Operating lease obligations	2,618	969	1,628	21	—
Clinical research obligations	3,282	2,792	490	—	—
Other research obligations and licenses	2,933	2,048	690	195	—

Total	$16,218	$13,194	$2,808	$216	$—

The above amounts exclude potential payments that are based on the progress of our drug candidates in development, to be made under our license agreements, as these payments are not yet determinable.

All of the Company’s debt agreements contain certain subjective acceleration clauses, which upon the occurrence of a material adverse change in the financial condition, business or operations of Achillion in the view of the respective lenders, may cause amounts due under the agreements to become immediately due and payable. As stated in Note 1 to the financial statements, we will need additional financing to fund operations which we will seek to raise through public or private equity or debt financings, collaborative or other arrangements with third parties or through other sources of financing. There can be no assurance that such funding will be available on terms favorable us, if at all. As such funding cannot be assured, our debt balances have been classified as short term at December 31, 2007. We are not in default with respect to any debt agreements and none of our lenders have accelerated scheduled loan payments.

Related Party Transactions

In November 2004, we entered into the Gilead Arrangement with Gilead Sciences Inc. to jointly develop and commercialize compounds for use in treating hepatitis C infection which inhibit viral replication through a specified novel mechanism of action. Commercialization efforts will commence only if such compounds are found to be commercially viable and all appropriate regulatory approvals have been obtained.

In addition to being a collaboration partner, Gilead Sciences Inc. is also a shareholder of Achillion. As of December 31, 2007, Gilead holds 1,116 shares, representing 7% of total shares outstanding.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No.157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The standard is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. On December 14, 2007, the FASB issued a proposed FASB Staff Position that would amend SFAS 157 to delay the effective date of Statement 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The proposed Staff Position defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of the proposed Staff Position. On February 12, 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2. This FSP permits a delay in the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We do not believe that its adoption will have a material impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits an entity to elect to report many financial assets and liabilities at fair value. Entities electing the fair value option would be required to recognize changes in fair value in earnings and are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. The initial adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. We are currently evaluating the impact, if any, of SFAS 159 on our financial statements.

In June 2007, the Emerging Issues Task Force, or EITF, reached a consensus on EITF Issue No. 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, or EITF 07-03. EITF 07-03 concludes that non-refundable advance payments for future research and development activities should be deferred and capitalized until the goods have been delivered or the related services have been performed. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. This consensus is effective for fiscal years beginning after December 15, 2007. The initial adjustment to reflect the effect of applying the consensus as a change in accounting principle would be accounted for as a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. We do not believe that our adoption of EITF 07-03 in the first quarter of 2008 will have a material impact on our financial statements.

In December 2007, the EITF reached a consensus on EITF Issue No. 07-01, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property, or EITF 07-01. EITF- 07-01 prescribes the accounting for collaborations. It requires certain transactions between collaborators to be recorded in the income statement on either a gross or net basis within expenses when certain characteristics exist in the collaboration relationship. EITF 07-01 is effective for our collaborations existing after January 1, 2009. We are currently evaluating the impact this standard will have on our financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which changes the accounting for business acquisitions. SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. SFAS No. 141R is effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances occurring after December 31, 2008. We are currently evaluating the impact, if any, of SFAS 141R on our financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, which establishes new standards governing the accounting for and reporting of noncontrolling interests (NCIs) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; that increases and decrease in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also requires changes to certain presentation and disclosure requirements. SFAS No. 160 is effective for fiscal years beginning after December 31, 2008. We do not believe that our adoption of SFAS 160 will have an impact on our financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110, or SAB 110. SAB 110 expresses the views of the staff regarding the use of a “simplified” method, as discussed in SAB No. 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment. In particular, the SEC staff will continue to accept, under certain circumstances, the use of the simplified method in developing an estimate of expected term of “plain vanilla” share options beyond December 31, 2007. We intend to apply the provisions of SAB 110 and do not believe that our adoption will have an impact on our financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. Our exposure to market risk is confined to our cash, cash equivalents and marketable securities. We invest in high-quality financial instruments, primarily money market funds, federal agency notes, asset backed securities, corporate debt securities and U.S. treasury notes, with the effective duration of the portfolio less than six months and no security with an effective duration in excess of 12 months, which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. Due to the short-term nature of our investments, we do not believe that we have any material exposure to interest rate risk or changes in credit ratings arising from our investments.

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

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2007, the Company’s chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this assessment, management concluded that, as of December 31, 2007, our internal control over financial reporting is effective based on the criteria set forth in Internal Control—Integrated Framework issued by the COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We intend to file with the Securities and Exchange Commission a definitive Proxy Statement, which we refer to herein as the Proxy Statement, not later than 120 days after the close of the fiscal year ended December 31, 2007. The information required by this item is incorporated herein by reference to the information contained under the sections captioned “Election of Class II Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” of the Proxy Statement. The information required by this item relating to executive officers is included in “Part I, Item 1—Business- Executive Officers of the Registrant” of this Annual Report on Form 10-K on page 28 and is incorporated by reference.

We have adopted a written code of business conduct and ethics, which applies to our principal executive officer, principal financial or accounting officer or person serving similar functions and all of our other employees and members of our board of directors. The text of our amended code of ethics is available on our website at www.achillion.com. We did not waive any provisions of the code of business ethics during the year ended December 31, 2007. If we amend, or grant a waiver under, our code of business ethics that applies to our principal executive officer, principal financial or accounting officer, or persons performing similar functions, we intend to post information about such amendment or waiver on our website at www.achillion.com.

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

The information required by this item is incorporated herein by reference to the information contained under the sections captioned “Auditor’s Fees” and “Pre-Approval Policies and Procedures” of the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following documents are included on pages F-1 through F-29 attached hereto and are filed as part of this annual report on Form 10-K.

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of December 31, 2007 and 2006	F-3

Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2007, 2006 and 2005	F-4

Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Years Ended December 31, 2005, 2006 and 2007	F-5

Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005	F-6

Notes to Financial Statements	F-7

(a)(2) Financial Statement Schedules

Not applicable

(a)(3) List of Exhibits

The exhibits which are filed with this report or which are incorporated herein by reference are set forth in the Exhibit Index hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 5, 2008.

ACHILLION PHARMACEUTICALS, INC.

By:	/s/ MICHAEL D. KISHBAUCH
Michael D. Kishbauch
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 5, 2008.

Signature	Title	Date
/s/ MICHAEL D. KISHBAUCH Michael D. Kishbauch	President and Chief Executive Officer and Director (Principal executive officer)	March 5, 2008

/s/ MARY KAY FENTON Mary Kay Fenton	Vice President and Chief Financial Officer (Principal financial and accounting officer)	March 5, 2008

/s/ JAMES GARVEY James Garvey	Director	March 5, 2008

/s/ JASON FISHERMAN, M.D. Jason Fisherman, M.D.	Director	March 5, 2008

/s/ JEAN-FRANCOIS FORMELA, M.D. Jean-Francois Formela, M.D.	Director	March 5, 2008

/s/ MICHAEL GREY Michael Grey	Director	March 5, 2008

/s/ DAVID SCHEER David Scheer	Director	March 5, 2008

/s/ ROBERT VAN NOSTRAND Robert Van Nostrand	Director	March 5, 2008

/s/ DAVID WRIGHT David Wright	Director	March 5, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Achillion Pharmaceuticals, Inc.

In our opinion, the accompanying balance sheets and the related statements of operations, of stockholders’ equity (deficit) and of cash flows, present fairly, in all material respects, the financial position of Achillion Pharmaceuticals, Inc. at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Controls Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits (which was an integrated audit in 2007). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 14 to the financial statements, the Company changed the manner in which it accounts for uncertain tax positions, effective January 1, 2007.

As discussed in Note 2 to the financial statements, the Company changed the manner in which it accounts for stock-based compensation, effective January 1, 2006.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/    PricewaterhouseCoopers LLP

Hartford, Connecticut

March 5, 2008

Achillion Pharmaceuticals, Inc.

Balance Sheets

(in thousands, except per share amounts)

	As of December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$8,971	$22,662
Marketable securities	22,138	39,904
Accounts receivable	136	796
Prepaid expenses and other current assets	1,671	1,502

Total current assets	32,916	64,864
Fixed assets, net	2,475	1,966
Deferred financing costs	36	59
Restricted cash	205	257

Total assets	$35,632	$67,146

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,083	$2,633
Accrued expenses	2,748	2,639
Deferred revenue	1,298	2,830
Current portion of long-term debt	6,563	3,572

Total current liabilities	12,692	11,674
Long-term debt, net of current portion	—	5,327
Accrued expenses, net of current portion	130	340
Deferred revenue	1,272	2,435

Total liabilities	14,094	19,776

Commitments (Notes 12 and 13)
Stockholders’ Equity:
Preferred Stock, undesignated, $.01 par value; 5,000 shares authorized at December 31, 2007 and 2006; no shares issued or outstanding	—	—
Common Stock, $.001 par value; 100,000 shares authorized at December 31, 2007 and 2006; 15,637 and 15,535 shares issued and outstanding at December 31, 2007 and 2006, respectively	16	16
Additional paid-in capital	172,817	170,650
Stock warrants	484	644
Stock subscription receivable	—	(50)
Accumulated deficit	(151,830)	(123,908)
Accumulated other comprehensive income	51	18

Total stockholders’ equity	21,538	47,370

Total liabilities and stockholders’ equity	$35,632	$67,146

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Operations

(in thousands, except per share amounts)

	Years Ended December 31,
	2007	2006	2005
Revenue	$4,038	$3,292	$8,526

Operating expenses
Research and development	28,120	22,741	18,112
General and administrative	6,476	4,865	3,101

Total operating expenses	34,596	27,606	21,213

Loss from operations	(30,558)	(24,314)	(12,687)
Other income (expense)
Interest income	2,460	1,144	224
Interest expense	(964)	(965)	(1,200)

Net loss before tax benefits	(29,062)	(24,135)	(13,663)
Tax benefit	960	49	88

Net loss	(28,102)	(24,086)	(13,575)
Accretion of preferred stock dividends	—	(4,163)	(2,939)

Loss attributable to common stockholders	$(28,102)	$(28,249)	$(16,514)

Basic and diluted net loss per share attributable to common stockholders (Note 3)	$(1.80)	$(9.35)	$(32.96)

Weighted average shares used in computing basic and diluted net loss per share attributable to common stockholders	15,583	3,022	501

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Stockholders’ Equity (Deficit) and Comprehensive Loss for the Years Ended December 31, 2005, 2006 and 2007

(in thousands)

	Common Stock		Additional Paid-In Capital	Stock Warrants	Stock Subscription Receivable	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances at December 31, 2004	496	4	—	392	(282)	(79,790)	(3)	(79,679)
Net loss	—	—	—	—	—	(13,575)	—	(13,575)
Unrealized gain on marketable securities	—	—	—	—	—	—	3	3

Comprehensive loss	—	—	—	—	—	—	—	(13,572)
Stock compensation	—	—	70	—	—	—	—	70
Exercise of stock options	16	—	26	—	—	—	—	26
Repayment of stock subscriptions receivable	1	—	—	—	101	—	—	101
Expiration of warrants	—	—	22	(22)	—	—	—	—
Reclassification of preferred stock warrants in accordance with FSP 150-5	—	—	—	(29)	—	—	—	(29)
Convertible preferred stock dividends	—	—	(118)	—	—	(2,821)	—	(2,939)

Balances at December 31, 2005	513	4	—	341	(181)	(96,186)	—	(96,022)
Net loss	—	—	—	—	—	(24,086)	—	(24,086)
Unrealized gain on marketable securities	—	—	—	—	—		18	18

Comprehensive loss	—	—	—	—	—	—	—	(24,068)
Stock compensation	—	—	1,025	—	—	—	—	1,025
Exercise of stock options	13	1	21	—	—	—	—	22
Conversion of preferred warrants to common warrants	—	—	—	303	—	—	—	303
Repayment of stock subscriptions receivable	—	—	—	—	131	—	—	131
Issuance of common stock in initial public offering, net of issuance costs of $1,900	5,175	5	53,395	—	—	—	—	53,400
Conversion of preferred stock into common stock	9,834	6	116,736	—	—	—	—	116,742
Convertible preferred stock dividends	—	—	(527)	—	—	(3,636)	—	(4,163)

Balances at December 31, 2006	15,535	16	170,650	644	(50)	(123,908)	18	47,370
Net loss	—	—	—	—	—	(28,102)	—	(28,102)
Unrealized gain on marketable securities	—	—	—	—	—	—	33	33

Comprehensive loss	—	—	—	—	—	—	—	(28,069)
Adoption of FASB Interpretation No. 48	—	—	—	—	—	180	—	180
Stock compensation	—	—	1,752	—	—	—	—	1,752
Issuance of common stock upon exercise stock options	59	—	101	—	—	—	—	101
Issuance of common stock upon exercise of warrants	9	—	160	(160)	—	—	—	—
Issuance of common stock under ESPP Plan	34	—	154	—	—	—	—	154
Repayment of stock subscriptions receivable	—	—	—	—	50	—	—	50

Balances at December 31, 2007	15,637	$16	$172,817	$484	$—	$(151,830)	$51	$21,538

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities
Net loss	$(28,102)	$(24,086)	$(13,575)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	773	785	1,079
Noncash stock-based compensation	1,752	1,025	70
Noncash interest expense	116	92	977
Noncash interest income on debt warrant adjustment	—	24	—
Loss(gain) on disposal of equipment	(19)	3	—
Amortization of premium (discount) on securities	(1,782)	(173)	—
Changes in operating assets and liabilities:
Accounts receivable	660	(35)	(399)
Prepaid expenses and other current assets	(169)	(783)	236
Account payable	(550)	1,737	(664)
Accrued expenses and other liabilities	79	317	590
Deferred revenue	(2,695)	63	(2,328)

Net cash (used in) operating activities	(29,937)	(21,031)	(14,014)

Cash flows from investing activities
Purchase of property and equipment	(1,240)	(436)	(98)
Release of restriction on cash	52	53	52
Purchase of marketable securities	(59,479)	(40,713)	—
Maturities of marketable securities	79,060	1,000	4,900

Net cash provided by (used in) investing activities	18,393	(40,096)	4,854

Cash flows from financing activities
Proceeds from issuance of Series C-2 Preferred Stock, net of issuance costs of $182	—	18,224	5,287
Proceeds from issuance of Common Stock in initial public offering, net of issuance costs of $1,900	—	53,400	—
Proceeds from exercise of stock options	101	23	26
Proceeds from sale of stock under the Employee Stock Purchase Plan	154	—	—
Proceeds from repayment of stock subscription receivable	50	131	101
Borrowings under notes payable	1,215	5,381	5,151
Repayments of notes payable	(3,667)	(2,953)	(1,178)
Payment of deferred financing costs	—	—	(125)

Net cash provided by (used in) financing activities	(2,147)	74,206	9,262

Net increase (decrease) in cash and cash equivalents	(13,691)	13,079	102
Cash and cash equivalents, beginning of period	22,662	9,583	9,481

Cash and cash equivalents, end of period	$8,971	$22,662	$9,583

Supplemental disclosure of cash flow information
Cash paid for interest	$848	$847	$179
Cash received from tax credits	$—	$336	$—
Supplemental disclosure of noncash financing activities
Issuance of warrants in connection with debt financing	$—	$174	$174
Conversion of notes payable to Series C-2 Preferred Stock	$—	$—	$11,388
Conversion of Preferred stock into Common stock in connection with initial public offering	$—	$116,742	$—
Conversion of preferred warrants to common warrants	$—	$303	$—
Cashless exercise of warrants	$288	$—	$—

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

The Company incurred losses of $137,967 from inception through December 31, 2007 and had an accumulated deficit of $151,830 through December 31, 2007. The Company has funded its operations primarily through the sale of equity securities, borrowings from debt facilities, and the receipt of milestone and cost-sharing receipts from its collaboration partner, Gilead Sciences, Inc. (“Gilead”).

In October 2006, the Company completed an initial public offering of 5,175 shares of its common stock, including the underwriters’ overallotment option that closed in November 2006, at a public offering price of $11.50 per share. Net proceeds to the Company were approximately $53,400, after deducting underwriting discounts and commissions and offering expenses. In connection with the Company’s initial public offering in October 2006, the then outstanding shares of Series A, Series B, Series C, Series C-1 and Series C-2 Convertible Preferred Stock (the “Preferred Stock”) were converted into 9,834 shares of common stock, including shares issued in satisfaction of $15,400 of accrued but unpaid dividends on the Preferred Stock as of October 31, 2006, the closing date of the initial public offering transaction.

The Company expects to incur substantial and increasing losses for at least the next several years and will need substantial additional financing to obtain regulatory approvals, fund operating losses, and, if deemed appropriate, establish manufacturing and sales and marketing capabilities, which the Company will seek to raise through public or private equity or debt financings, collaborative or other arrangements with third parties or through other sources of financing. The Company expects that potential collaboration agreements for its programs could include significant up-front license fees as well as milestone payments. The Company also expects that a collaborator may share a majority of costs associated with further clinical development of the respective programs. There can be no assurance that such funding will be available on terms favorable to the Company, if at all.

The Company has developed a contingency plan which provides for changes in its operations in the event that the Company is unable to secure additional funding within the next twelve months. The Company believes that this plan would reduce its operating expenses and believes that implementation of this contingency plan, if necessary, would permit it to conduct its operations for at least the next twelve months.

In addition to the normal risks associated with early-stage companies, there can be no assurance that the Company will successfully complete its research and development, obtain adequate patent protection for its technology, obtain necessary government regulatory approval for drug candidates the Company develops or that any approved drug candidates will be commercially viable. In addition, the Company may not be profitable even if it succeeds in commercializing any of its drug candidates.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

When the Company determines that an arrangement should be accounted for as a single unit of accounting, it must determine the period over which the performance obligations will be performed and revenue related to upfront license payments will be recognized. Revenue will be recognized using either a proportionate performance or straight-line method. The Company recognizes revenue using the proportionate performance method provided that it can reasonably estimate the level of effort required to complete its performance obligations under an arrangement and such performance obligations are provided on a best-efforts basis. Under the proportionate performance method, periodic revenue related to up-front license payments is recognized as the percentage of actual effort expended in that period to total effort expected for all of the Company’s performance obligations under the arrangement. Actual effort is generally determined based upon actual direct labor hours or full-time equivalents incurred and includes research and development activities performed by internal scientists. Total expected effort is generally based upon the total direct labor hours of full-time equivalents incorporated into the detailed budget and project plan that is agreed to by both parties to the collaboration. Significant management judgment is required in determining the level of effort required under an arrangement and the period over which the Company expects to complete the related performance obligations. Typically, a governing joint research committee periodically reviews and updates the research and development plan and the related level of effort. In the event that a change in estimate occurs, the change will be accounted for using the cumulative catch-up method which provides for an adjustment to revenue in the current period. Estimates of the Company’s level of effort may change in the future, resulting in a material change in the amount of revenue recognized in future periods. The Company revised its joint research program with Gilead Sciences in early 2007 to focus on next-generation NS4A antagonists which extended the period over which its remaining obligations under the arrangement would be completed. In the most recently updated project plan, approved by the Joint Research Committee in December 2007, the Company’s remaining obligations under the plan continue through mid 2009. Accordingly, the period over which the Company recognizes amounts received under the arrangement has been extended.

Generally under collaboration arrangements, payments received during the period of performance may include up-front payments, time- or performance-based milestones and reimbursement of internal and external costs. The proportion of actual performance to total expected performance is applied to these payments in determining periodic revenue, but will be limited by the aggregate cash received or receivable to date by the Company.

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

The Company also recognized revenue from the National Institutes of Health (“NIH”), which was used to subsidize certain of the Company’s research projects. NIH grant revenue was recognized as efforts were expended and as eligible project costs were incurred. The Company performed work under the NIH grants on a best-effort basis. Efforts under the Small Business Innovation Research, or SBIR, grant were completed in the first quarter of 2007. No additional grant revenue related to this grant will be recognized.

Stock-Based Compensation—Employee Stock-Based Awards

Through December 31, 2005, the Company accounted for grants of stock options and restricted stock utilizing the intrinsic value method in accordance with Accounting Principle Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and, accordingly, recognized no compensation expense for an option when the option had an exercise price equal to or greater than the fair market value at the date of grant. Under APB 25, compensation expense was computed to the extent that fair market value of the underlying stock on the date of grant exceeded the exercise price of the employee stock option or stock award. Compensation so computed was then recognized on a straight-line basis over the vesting period. Through December 31, 2005, the Company had adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), as amended by SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure (“SFAS 148”).

Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment” (SFAS 123R), which requires measurement and recognition of compensation expense for all stock-based awards made to employees and directors, including employee stock options and employee stock purchases under our 2006 Employee Stock Purchase Plan based on estimated fair values. SFAS 123R supersedes our previous method of accounting under APB 25. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) providing supplemental guidance for SFAS 123R implementation. The Company has applied the provisions of SAB 107 in our adoption of SFAS 123R.

Adoption of SFAS 123R was implemented utilizing modified prospective application (“MPA”). Under MPA, the Company applied SFAS 123R for new awards granted after December 31, 2005 and for any awards that were granted prior to December 31, 2005 but were still vesting after December 31, 2005. As of December 31, 2007, no liability awards have been granted.

The Company primarily grants qualified stock options for a fixed number of shares to employees with an exercise price equal to the market value of the shares at the date of grant. To the extent that the amount of the aggregate fair market value of qualified stock options that become exercisable for an individual exceeds $100 during any tax year, those stock options are treated as non qualified stock options. Under the fair value recognition provisions of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123R, stock-based compensation cost is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized during the years ended December 31, 2007 and 2006 includes compensation expense for stock-based awards granted prior to, but not yet vested as of December 31, 2005, based on the fair value on the grant date estimated in accordance with the pro forma provisions of SFAS 123. Compensation expense also includes amounts related to the stock-based awards granted subsequent to December 31, 2005, based on the fair value on the grant date, estimated in accordance with the provisions of SFAS 123R.

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

The Company uses the straight-line attribution method for allocating compensation cost under SFAS 123R which allocates expense on a straight-line basis over the requisite service period of the last separately vesting portion of an award.

The Company utilizes the “simplified” method for “plain vanilla” options as discussed within SAB 107. The Company believes that all factors listed within SAB 107 as pre-requisites for utilizing the simplified method are true for the Company and its share-based payment arrangements.

During the fourth quarter of 2007, the Company changed its calculation of volatility from peer group volatility to incorporate both a weighted average rate of historical volatility, and the volatility of its peer group. The Company’s actual volatility from the end of its lock-up period to the end of the current reporting period is weighted as a percentage of actual time to the 6.1 year term, determined under the simplified method. The Company will continue to monitor these and other relevant factors used to measure expected volatility for future option grants.

The risk-free rate utilized when valuing share-based payment arrangements is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the particular instrument being valued. This is consistent with the approach the Company utilized when valuing share-based payment awards reported via pro forma results for SFAS 123 and SFAS 148.

If factors change and the Company employs different assumptions in the application of SFAS 123R in future periods, the compensation expense recorded under SFAS 123R may differ significantly from what was recorded in the current period. Therefore, the Company believes it is important for investors to be aware of the degree of subjectivity involved when using option pricing models to estimate share-based compensation under SFAS 123R. There is risk that the Company’s estimates of the fair values of its share-based compensation awards on the grant dates may differ from the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Certain share-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that is significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. Although the fair value of employee share-based awards is determined in accordance with SFAS 123R and SAB 107 using an option pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant dates of awards under these plans consistent with the method prescribed by SFAS 123, the Company’s net loss and pro forma net loss would have been as follows for the year ending December 31, 2005:

Year Ended December 31, 2005
Net loss attributable to common shareholders as reported	$(16,514)
Add: Stock-based employee compensation expense included in net loss	57
Less: Total stock based employee compensation expense determined under fair-value based methods for all awards	(391)

Pro Forma net loss attributable to common shareholders	$(16,848)

Net loss per share attributable to common shareholders ( basic and diluted):
As Reported	$(32.96)
Pro Forma	$(33.63)

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

Marketable Securities and Equity Investments

The Company classifies its marketable securities as “available for sale” and carries these investments at fair value, using quoted market prices at the end of the reporting period. Unrealized gains or losses on these investments are included as a separate component of stockholders’ equity (deficit). The specific identification method is used to determine amortized cost in computing unrealized gain or loss. Investments are regularly reviewed to determine whether a decline in fair value below the cost basis is other than temporary. If the decline in fair value is judged to be other than temporary, the cost basis of the security is written down to fair value. The Company’s marketable securities as of December 31, 2007, consisted of U.S. Government bonds and agency securities and short term corporate commercial paper. As of December 31, 2007, these securities had a maximum maturity of less than twelve months and none of the Company’s investments were determined to be other than temporarily impaired.

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

For the years ended December 31, 2007, 2006 and 2005, 99%, 90% and 97% of the Company’s revenue was generated from an agreement with one collaboration partner (see Note 4) and at December 31, 2007 and 2006, 100% and 97% of accounts receivable was due from the same collaboration partner.

Fixed Assets

Property and equipment are recorded at cost and are depreciated and amortized over the shorter of their remaining lease term or their estimated useful lives on a straight-line basis as follows:

Laboratory equipment	4-7 years
Office equipment	3-5 years
Leasehold improvements	3-10 years

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

Research and Development Expenses

All costs associated with internal research and development, research and development services for which the Company has externally contracted and licensed technology are expensed as incurred. Research and development expense includes direct costs for salaries, employee benefits, subcontractors, including clinical research organizations (“CROs”), operating supplies, facility-related expenses and depreciation.

Patent Costs

The Company expenses the costs of obtaining patents.

Convertible Preferred Stock

The carrying value of convertible preferred stock was increased by periodic accretion to account for accrued but unpaid dividends (see Note 10.) These increases were effected through charges against additional paid-in-capital, if any, and then accumulated deficit.

In connection with the 2006 initial public offering, the Company’s outstanding shares of Series A, Series B, Series C, Series C-1 and Series C-2 Convertible Preferred Stock were converted into 9,834 shares of common stock, including shares issued in satisfaction of $15,400 of accrued but unpaid dividends on the Preferred Stock as of October 31, 2006, the closing date of the initial public offering (see Note 1).

Comprehensive Loss

The Company reports and presents comprehensive loss in accordance with SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive loss and its components in a full set of general purpose financial statements. The objective of the statement is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners (comprehensive loss). The Company’s other comprehensive loss arises from net unrealized gains on marketable securities.

Details relating to unrealized gains and losses and other comprehensive loss are as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005
Net loss	$(28,102)	$(24,086)	$(13,575)
Change in unrealized gain arising during the year	33	18	3

Total comprehensive loss	$(28,069)	$(24,068)	$(13,572)

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

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No.48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No.109, or FIN 48. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not file a return in a particular jurisdiction). Under FIN 48, the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts.

As a result of implementation of FIN 48, the Company recognized a decrease of $180 in its liability for unrecognized tax benefits, which was accounted for as a decrease to the January 1, 2007 retained deficit. The Company does not have any unrecognized tax benefits as of the date of adoption or December 31, 2007. The Company reviews all tax positions to ensure the tax treatment selected is sustainable based on its technical merits and that the position would be sustained if challenged.

Segment Information

The Company is engaged solely in the discovery and development of innovative anti-infective drug therapies. Accordingly, the Company has determined that it operates in one operating segment.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No.157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The standard is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. On December 14, 2007, the FASB issued a proposed FASB Staff Position that would amend SFAS 157 to delay the effective date of Statement 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On February 12, 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2. This FSP permits a delay in the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company does not believe that its adoption will have a material impact on the Company’s financial statements.

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

In June 2007, the Emerging Issues Task Force, or EITF, reached a consensus on EITF Issue No. 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. EITF 07-03 concludes that non-refundable advance payments for future research and development activities should be deferred and capitalized until the goods have been delivered or the related services have been performed. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. This consensus is effective for new contracts entered into after January 1, 2008. The Company does not believe that adoption of EITF 07-03 in the first quarter of 2008 will have a material impact on its financial statements.

In December 2007 the EITF, reached a consensus on EITF Issue No. 07-01, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property, or EITF 07-01. EITF- 07-01 prescribes the accounting for collaborations. It requires certain transactions between collaborators to be recorded in the income statement on either a gross or net basis within expenses when certain characteristics exist in the collaboration relationship. EITF 07-01 is effective for our collaborations existing after January 1, 2009. The Company is currently evaluating the impact this standard will have on its financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which changes the accounting for business acquisitions. SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. SFAS No. 141R is effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances occurring after December 31, 2008. The Company is currently evaluating the impact, if any, of SFAS 141R on our financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” which establishes new standards governing the accounting for and reporting of noncontrolling interests (NCIs) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; that increases and decrease in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also requires changes to certain presentation and disclosure requirements. SFAS No. 160 is effective for fiscal years beginning after December 31, 2008. The Company does not believe that our adoption of SFAS 160 will have an impact on our financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 expresses the views of the staff regarding the use of a “simplified” method, as discussed in SAB No. 107 (“SAB 107”), in developing an estimate of expected term of “plain vanilla” share options in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment. In particular, the SEC staff will continue to accept, under certain circumstances, the use of the simplified method in developing an estimate of expected term of “plain vanilla” share options beyond December 31, 2007. The Company intends to apply the provisions of SAB 110 and does not believe that our adoption will have an impact on our financial statements.

3. Earnings (Loss) Per Share (“EPS”)

Basic EPS is calculated in accordance with SFAS No. 128, Earnings per Share, by dividing net income or loss attributable to common stockholders by the weighted average common stock outstanding. Diluted EPS is calculated in accordance with SFAS No. 128 by adjusting weighted average common shares outstanding for the dilutive effect of common stock options, warrants, convertible preferred stock and accrued but unpaid convertible preferred stock dividends. In periods where a net loss is recorded, no effect is given to potentially dilutive securities, since the effect would be antidilutive. Total securities that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive were as follows (prior to consideration of the treasury stock method):

	Years Ended December 31,
	2007	2006	2005
Options	1,857	1,208	864
Warrants	311	336	315
Convertible Preferred Stock, as converted	—	—	6,936
Accrued but unpaid Convertible Preferred Stock dividends	—	—	846

Total potentially dilutive securities outstanding	2,168	1,544	8,961

4. Collaboration Arrangement

In November 2004, the Company entered into a collaboration arrangement (the “Gilead Arrangement”) with Gilead Sciences Inc. (“Gilead”) to jointly develop and commercialize compounds for use in treating hepatitis C infection which inhibit viral replication through a specified novel mechanism of action. Commercialization efforts will commence only if such compounds are found to be commercially viable and all appropriate regulatory approvals have been obtained. In connection with this arrangement, Gilead paid to the Company $10,000 as payment for both a non-refundable upfront licenses fee and 2,300 shares of Series C-1 Convertible Preferred Stock (“Series C-1”).

Under the Gilead Arrangement, the Company and Gilead are working together to develop one or more compounds for use in treating hepatitis C infection until proof-of-concept in one compound, as defined, is achieved (the “Research Period”). Subsequent to the achievement of proof-of-concept, the Company has no further obligation to continue providing services to Gilead but, at Gilead’s request, the Company may elect to extend the Research Period for up to an additional two years after proof-of-concept is established, based upon good faith negotiations at that point in time. Further, if it is agreed that potential back-up compounds should continue to be researched, good faith negotiations would also be conducted to determine the specifics of any arrangement to continue to research backup compounds.

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

The up-front payment of $10,000, received in 2004, was first allocated to the fair value of the Series C-1, as determined by management after considering a valuation analysis performed by an unrelated third-party valuation firm, Fletcher Spaght, at the direction of the Company, in which each share of the Series C-1 was determined to be worth $0.88 per share, or approximately $2,000 in aggregate. The remaining $8,000 balance of the $10,000 is being accounted for as a non-refundable up-front license fee. Due to certain provisions contained within the Gilead Arrangement relating to services to be performed on both the primary and backup compounds, as defined in the Gilead Arrangement, the non-refundable up-front license fee of $8,000, as well as a $2,000 milestone achieved during the Research Period, is being accounted for under the proportionate performance model. Future milestones, if any, will occur after the Research Period and are not accounted for under the proportionate performance model. Revenue recognized under the proportionate performance model is limited by the aggregate cash received or receivable to date by the Company. Milestones achieved, if any, after the termination of the Research Period, will be recognized when the milestone is achieved as the Company has no further research or development obligations after the Research Period.

Under the Gilead Arrangement through March 31, 2007, agreed upon research or development expenses, including internal full-time equivalent (“FTE”) costs and external costs, incurred by both companies during the period up to proof-of-concept were borne equally by both parties. Prior to March 31, 2007, the Company was incurring the majority of those expenses and, therefore, was the net receiver of funds under this cost-sharing portion of the arrangement. Effective April 1, 2007, internal full-time equivalent costs are no longer subject to this cost-sharing arrangement. Instead, each party bears its own internal costs, including FTE costs. External costs continue to be shared equally by both parties. In March 2007, the Company and Gilead also revised their joint research program to focus on next-generation NS4A antagonists, after discontinuing clinical trials for ACH-806, an NS4A antagonist the Company was previously evaluating. In the most recently updated project plan, approved by the Joint Research Committee in December 2007, the Company’s remaining obligations under the plan continue through mid 2009.

Gilead has the right to terminate the agreement without cause upon 120 days written notice to the Company. Upon termination of the agreement for any reason, all cost share amounts due and payable through the date of termination shall be paid by the appropriate party and no previously paid amounts will be refundable.

During the years ended December 31, 2007, 2006 and 2005, the Company recognized revenue of $4,003, $2,978 and $8,277, respectively, under this collaboration agreement, respectively, of which $2,091, $1,511 and $4,328, respectively, related to the recognition of the non-refundable upfront fee and a pre-proof-of-concept milestone under the proportionate performance model. The remaining $1,912, $1,468 and $3,949 recognized during 2007, 2006 and 2005, respectively, relate to FTE reimbursements recognized under the proportionate performance model and external costs billed under the Gilead Arrangement, net of payments made to Gilead of $462, $1,646 and $725 for the years ended December 31, 2007, 2006 and 2005, respectively. Payments to Gilead under this collaboration are recognized as a reduction in revenue.

Included in the accompanying 2007 and 2006 balance sheets are $136 and $772, respectively, of accounts receivable resulting from this collaboration agreement and $2,570 and $5,265, respectively, of deferred revenue resulting from the up-front fee, a milestone payment, and FTE costs. In addition to Gilead’s rights to unilaterally terminate this agreement, each party has the right to terminate for material breach; however, the Company may terminate for Gilead’s breach only on a market-by-market basis, and, if applicable, a product-by-product basis.

5. Marketable Securities

The Company classifies its entire investment portfolio as available for sale as defined in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” As of December 31, 2007 and 2006, the Company’s investment portfolio consisted of U.S. government and agency securities and short term corporate commercial paper held by a major banking institution. The maturities of all marketable securities held at December 31, 2007 are less than one year.

Securities are carried at fair value with the unrealized gains (losses) reported as a separate component of stockholders’ equity. The unrealized gain from marketable securities was $51 and $18 at December 31, 2007 and 2006, respectively.

The following table summarizes our investments:

	As of December 31,
	2007			2006
	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value
Commercial Paper	$18,330	$53	$18,383	$35,436	$20	$35,456
Corporate bonds	3,757	(2)	3,755	4,450	(2)	4,448

Total	$22,087	$51	$22,138	$39,886	$18	$39,904

As of December 31, 2007 and 2006, none of the Company’s investments were determined to be other than temporarily impaired.

6. Other Current Assets

A summary of other current assets is as follows:

	As of December 31,
	2007	2006
Prepaid research and development costs	$160	$768
Tax credit receivable	1,036	68
Maintenance agreements	289	272
Prepaid other	186	394

Total	$1,671	$1,502

7. Fixed Assets

A summary of property and equipment is as follows:

	As of December 31,
	2007	2006
Laboratory equipment	$3,695	$4,331
Office equipment	601	786
Leasehold improvements	3,495	2,919

	7,791	8,036
Less—accumulated depreciation and amortization	(5,316)	(6,070)

Total	$2,475	$1,966

Depreciation expense was $750, $762 and $955 for the years ended December 31, 2007, 2006 and 2005, respectively.

8. Accrued Expenses

Current and long-term accrued expenses consist of the following:

	As of December 31,
	2007	2006
Accrued compensation	$720	$749
Accrued research and development expenses	1,618	1,425
Accrued professional	294	296
Other accrued expenses	246	509

Total	$2,878	$2,979

Accrued clinical trial and preclinical trial expenses are comprised of amounts owed to third-party contract research organizations or “CROs”, clinical investigators, laboratories and data managers for research and development work performed on behalf of the Company. At each period end the Company evaluates the accrued clinical trial expense balance based upon information received from each third party and ensures that the estimated accrual balance is reasonably stated based upon the information available to the Company. Such estimates are subject to change as additional information becomes available.

9. Debt

Debt consists of the following:

	As of December 31,
	2007	2006
CII Term Loan, payable in monthly installments of $13 through September 2010 with a final balloon payment of $686, with interest at 7.5% per annum	$933	$1,015
2003 Credit Facility, payable in monthly installments as the individual notes mature through May 2008, with interest ranging from 7.75% to 9.06% per annum	675	458
2005 Credit Facility, payable in monthly installments as notes mature through December 2009, with interest of 10.92% to 11.58% per annum	4,955	7,346
Other debt agreements, payable in monthly installments through October 2007 with interest ranging from 7.5% to 10.17% per annum		80

Total long-term debt	6,563	8,899
Less: current portion	(6,563)	(3,572)

Total long-term debt, net of current portion	$—	$5,327

During November 2000, the Company entered into a $1,400 term loan (“CII Term Loan”) with Connecticut Innovations, Inc. (CII), a stockholder of the Company. The CII Term Loan is collateralized by personal and real property located at the Company’s facility in New Haven, Connecticut. The current carrying value of the personal and real property located at the Company’s facility that acts as collateral for the loan was $487 as of December 31, 2007. The CII Term Loan contains certain non-financial covenants, including the requirement that the Company maintain its principal place of business and conduct the majority of its operations in Connecticut (“Connecticut Presence”). If the Company fails to maintain its Connecticut Presence, all amounts due under the CII Term Loan shall be immediately due and payable. Maintaining a Connecticut Presence is within management’s control, and the Company currently has no plans to relocate the majority of its operations.

In 2003, the Company entered into a credit facility with Webster Bank (“2003 Credit Facility”) for the purchase of capital equipment. The purchased equipment serves as collateral for credit facility. In December 2007, the Company expanded the 2003 Credit Facility, drawing down an additional $415 for the purchase of capital equipment. The purchased equipment serves as collateral for the credit facility.

On December 30, 2005, the Company entered into a credit facility with two lenders (“2005 Credit Facility”). In connection therewith, the Company issued warrants to purchase 167 shares of Series C-2 at an exercise price of $1.50 per share. Following the Company’s initial public offering, these automatically converted to warrants to purchase 21 shares of common stock at an exercise price of $12.00 (See Note 10).

In May 2006, the Company expanded the 2005 Credit Facility, drawing down an additional $5,000 to fund the Company’s working capital needs and issued warrants to purchase an additional 167 shares of Series C-2 at an exercise price of $1.50 per share. Following the Company’s initial public offering, these automatically converted to warrants to purchase 21 shares of common stock at an exercise price of $12.00 (See Note 10). In June 2007, the Company again expanded the 2005 Credit Facility, drawing down an additional $800 to fund an office and lab expansion project. Substantially all of the Company’s tangible assets are collateral for the 2005 Credit Facility.

All of the Company’s debt agreements contain certain subjective acceleration clauses, which upon the occurrence of a material adverse change in the financial condition, business or operations of the Company in the view of the lenders (“Material Adverse Change”), may cause amounts due under the agreement to become immediately due and payable. As stated in Note 1, the Company will need additional financing to fund operations which the Company will seek to raise through public or private equity or debt financings, collaborative or other arrangements with third parties or through other sources of financing. There can be no assurance that such funding will be available on terms favorable to the Company, if at all. As such funding cannot be assured, the Company’s debt balances have been classified as short term at December 31, 2007. The Company has no indication that it is in default of any such clauses and none of the Company’s lenders have accelerated scheduled loan payments as a result of these provisions.

10. Capital Structure

Preferred Stock

At December 31, 2007, the Company had 5,000 authorized shares of undesignated Preferred Stock of which no shares were issued and outstanding. Immediately prior to the Company’s initial public offering, the Company had 80,620 authorized shares of Convertible Preferred Stock, of which 250, 15,817, 22,436, 2,300 and 24,000 were designated as Series A, Series B, Series C, Series C-1 and Series C-2 shares, respectively, and 250, 15,817, 22,418, 2,300 and 23,425, respectively, were issued and outstanding.

In October 2006, the Company completed an initial public offering of its common stock. In connection with the initial public offering, the then outstanding shares of Series A, Series B, Series C, Series C-1 and Series C-2 Convertible Preferred Stock (the “Preferred Stock”) were converted into 9,834 shares of common stock, including shares issued in satisfaction of $15,400 of accrued but unpaid dividends on the Preferred Stock as of

October 31, 2006, the closing date of the initial public offering transaction. In addition, outstanding warrants to purchase Series C preferred stock were automatically converted into a warrant to purchase 3 shares of the Company’s common stock at an exercise price of $12.11 per share, and outstanding warrants to purchase Series C-2 preferred stock were automatically converted into warrants to purchase 42 shares of the Company’s common stock at an exercise price of $12.00 per share.

In March 2006 and May 2006, the Company raised $18,224, net of $182 of issuance costs, through the issuance of 12,271 shares of Series C-2 Preferred Stock, under a second and third closing of the Series C-2 financing. Per share price, rights and preferences were the same as those offered in a November 2005 close of the Series C-2 financing.

During 2005, the Company issued 3,563 shares of Series C-2 Preferred stock, raising $5,289, net of issuance costs. As part of this issuance, holders of convertible notes converted all outstanding principal and interest, totaling $11,400, into an additional 7,592 shares of Series C-2 Preferred Stock at a conversion price of $1.50 per share. As part of this issuance, the purchasers of the Series C-2 Preferred Stock committed to purchase, subject to the satisfaction of certain representations and warranties, an additional 3,104 shares of Series C-2 at identical terms during a second closing to be held before June 30, 2006. The Company determined that the fair value of this option to purchase additional shares was de minimus both at the time of issuance and at December 31, 2005.

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

Each share of Series B, Series C and Series C-1 earned cumulative dividends at 4% per annum. Each share of Series C-2 earned cumulative dividends at 8% per annum. No dividends or other distributions were made with respect to the Series A or the common stock. The following reflects dividends accrued prior to the Company’s initial public offering:

	Years ended December 31,
	2006	2005
Series B	$792	$949
Series C	1,349	1,623
Series C-1	166	200
Series C-2	1,856	167

Total	$4,163	$2,939

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

Common Stock

At December 31, 2007 and 2006, the Company had 100,000 authorized shares of $0.001 par value common stock. There are 2,431 shares reserved for future exercise of outstanding stock options, warrants and shares available for issuance under the Company’s 2006 Employee Stock Purchase Plan.

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

Warrants

A summary of the status of the Company’s warrant activity for the years ended December 31, 2005, 2006 and 2007 is presented in converted amounts below:

	Shares Attributable to Warrants	Weighted Average Exercise price
Outstanding at January 1, 2005	319	$4 .92
Granted	21	12 .00
Exercised	—	—
Expired	(25)	1.20

Outstanding at December 31, 2005	315	$5.68
Granted	21	12.00
Exercised	—	—
Expired	—	—

Outstanding at December 31, 2006	336	$6.08
Granted	—	—
Exercised	(25)	11.57
Expired	—	—

Outstanding at December 31, 2007	311	$5.64

As part of the 2005 Credit Facility, the Company issued a warrant to the lenders to purchase 167 shares of Series C-2 Preferred Stock exercisable for a period of seven years at an exercise price of $1.50 per share. Following the Company’s initial public offering, these automatically converted to a warrant to purchase 21 shares of Common Stock at an exercise price of $12.00 per share. The relative fair value of such warrants at the date of issuance was estimated to be $174, utilizing the Black-Scholes method, using assumptions similar to those outlined in Note 2. Such value was recorded as a debt discount which is being amortized as interest expense over the life of the related obligation.

In May 2006, the Company expanded the 2005 Credit Facility and issued warrants to purchase an additional 167 shares of Series C-2 at an exercise price of $1.50 per share. Following the Company’s initial public offering, these automatically converted to a warrant to purchase 21 shares of Common Stock at an exercise price of $12.00 per share. The relative fair value of such warrants at the date of issuance was estimated to be $174, utilizing the Black-Scholes method, using assumptions similar to those outlined in Note 2. Such value was recorded as a debt discount which is being amortized as interest expense over the life of the related obligation.

The Company’s preferred stock warrants were marked to market through the date of the Company’s initial public offering in October 2006, at which point, these warrants automatically converted to warrants to purchase shares of Common Stock.

11. Stock-Based Compensation

1998 Stock Option Plan

The Company’s 1998 stock option plan, or the 1998 Plan, as amended and restated, was adopted by the Company’s board of directors in January 2000 and approved by its stockholders in March 2000. A maximum of 1,094 shares of common stock were authorized for issuance under the 1998 Plan.

The 1998 Plan, as amended, provided for the grant of options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified stock options. The Company’s employees, officers, directors, consultants and advisors were eligible to receive options under the 1998 plan. Under present law, however, incentive stock options may only be granted to the Company’s employees. The Plan was administered by the Company’s board of directors.

Following the adoption of the 2006 stock incentive plan described below, the Company no longer grants stock options or other awards under the 1998 Plan.

2006 Stock Incentive Plan

The Company’s 2006 stock incentive plan, or the 2006 Plan, was adopted by the Company’s board of directors in May 2006, amended by its board of directors in September 2006, approved by its stockholders in September 2006 and became effective in October 2006, upon the closing of our initial public offering. The Company originally reserved for issuance 750 shares of common stock under the 2006 Plan. In addition, the Plan contains an “evergreen” provision, which allows for an annual increase in the number of shares available for issuance under the plan on the first day of each fiscal year during the period beginning on the first day of fiscal year 2007 and ending on the second day of fiscal year 2010. The annual increase in the number of shares shall be equal to the lowest of:

•	750 shares;

•	a number of shares that, when added to the number of shares already reserved under the plan, equals 5% of our outstanding shares as of such date; or

•	an amount determined by the Company’s board of directors.

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

Under the evergreen provision, the Company registered an additional 438 shares of common stock to be issued under the Company’s 2006 plan in March 2007. There were 47 shares available under the Plans as of December 31, 2007.

A summary of the status of the Company’s stock option activity for the year ended December 31, 2007 is presented in the table and narrative below:

	2007
	Options	Weighted Average Exercise Price
Outstanding at January 1, 2007	1,208	$6.53
Granted	772	5.17
Exercised	(59)	1.73
Forfeited/Cancelled	(64)	10.84

Outstanding at December 31, 2007	1,857	$5.97

Options exercisable at December 31, 2007	686	$4.42

Options vested and expected to vest at December 31, 2007	1,733	$5.93

Weighted-average fair value of options granted during the period		$3.03

The following table summarizes information about stock options outstanding at December 31, 2007:

	Options Outstanding			Options Vested
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Vested	Weighted Average Exercise Price
$ 1.00 – $ 1.99	500	5.9	$1.59	429	$1.59
$ 4.00 – $ 4.99	811	9.4	4.61	108	4.00
$ 5.00 – $ 5.99	143	9.5	5.72	15	5.76
$ 7.00 – $ 7.99	30	9.7	7.38	19	7.41
$ 14.00 – $14.99	368	9.0	14.75	115	14.75
$ 19.00 – $19.99	5	9.1	19.00	—	—

	1,857	8.4	$5.97	686	$4.42

As of December 31, 2007, the intrinsic value of the options outstanding was $2,011, of which $1,568 related to vested (exercisable) options and $443 related to unvested options. The intrinsic value of options vested and expected to vest is $1,943. The intrinsic value for stock options is calculated based on the difference between the exercise prices of the underlying awards and the quoted stock price of our common stock as of the reporting date.

The total intrinsic value, the amount by which the stock price exceeds the exercise of the option on the date of exercise, of stock options exercised for the years ended December 31, 2007, 2006 and 2005 was $254, $172 and $65, respectively.

The weighted-average grant-date fair value of options granted during the years ended December 31, 2007 and 2006 was $3.03 and $9.82, respectively. The weighted-average grant-date fair value of options vested at December 31, 2007 and 2006 was $3.97 and $2.67, respectively.

The weighted average remaining contractual life is 6.9 years for options exercisable and 8.4 years for options vested and expected to vest.

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

The Company measures the fair value of issuances under the employee stock purchase plan using the Black-Scholes option pricing model at the end of each reporting period. The compensation cost for the Plan consists of the discount (15% of the grant date stock price) and the fair value of the option features. The assumptions used to value issuances under the Plan are based on an expected term of six months. Volatility for the year ended December 31, 2007 ranged from 46% to 56%. The Company recorded compensation cost of $54 and $12 for the years ended December 31, 2007 and 2006, respectively. As of December 31, 2007, 216 shares remained available for future issuance under the 2006 ESPP Plan.

Stock Based Compensation

Effective January 1, 2006, the Company adopted SFAS 123R, “Share-Based Payment”, which requires measurement and recognition of compensation expense for all stock-based awards made to employees and directors, including employee stock options and employee stock purchases under our 2006 ESPP Plan based on estimated fair values. SFAS 123R supersedes our previous method of accounting under APB 25. In March 2005, the SEC issued SAB 107 providing supplemental guidance for SFAS 123R implementation. We applied the provisions of SAB 107 in our adoption of SFAS 123R.

Under the fair value recognition provisions of SFAS No. 123R, stock-based compensation cost is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized during the years ended December 31, 2007 and 2006 includes compensation expense for stock-based awards granted prior to, but not yet vested as of December 31, 2005, based on the fair value on the grant date estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the stock-based awards granted subsequent to December 31, 2005, based on the fair value on the grant date, estimated in accordance with the provisions of SFAS 123R.

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

	For the Years Ended December 31,
	2007	2006	2005
Expected term of option	6.1 years	6.1 years	5 years
Expected volatility	64% - 70%	70%	70%
Risk free interest rate	3.58-4.94%	4.69-4.83%	4.30%
Expected dividend yield	0%	0%	0%

Total compensation expense recorded in the accompanying statements of operations associated with option grants made to employees for the years ended December 31, 2007 and 2006 was $1,662 and $968, respectively. The Company recorded no tax benefit related to these options since the Company currently maintains a full valuation allowance.

As of December 31, 2007, the total compensation cost related to nonvested options not yet recognized in the financial statements is approximately $5,501, net of estimated forfeitures, and the weighted average period over which it is expected to be recognized is 1.65 years.

The Company also occasionally grants stock option awards to consultants. Such grants are accounted for pursuant to EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and, accordingly, we recognize compensation expense equal to the fair value of such awards and amortize such expense over the performance period. We estimate the fair value of each award using the Black-Scholes model. The unvested equity instruments are revalued on each subsequent reporting date until performance is complete, with an adjustment recognized for any changes in their fair value. We amortize expense related to non-employee stock options in accordance with FASB Interpretation 28. Total expense for the years ended December 31, 2007, 2006, and 2005 was $36, $45 and $13, respectively.

12. License and Research and Development Agreements

The Company has entered into certain license and collaborative research agreements with third parties relating to the Company’s drug discovery and development initiatives. Under these agreements, the Company has been granted certain worldwide exclusive licenses to use the licensed compounds or technologies. Included in the accompanying 2007, 2006 and 2005 statements of operations is $95, $27 and $311, respectively, of research and development expense resulting from these arrangements, respectively. In order to maintain its rights under these agreements, and provided that the Company does not terminate such agreements, the Company may also be required to pay an additional $570 of aggregate minimum payments over the next five years. The Company may also be required to make future payments to these licensors upon achievement of certain product development milestones for anti-viral products utilizing the third party’s intellectual property, as well as pay royalties on future net sales, if any.

13. Commitments

401(k) Retirement Plan

The Company has a 401(k) defined contribution retirement plan covering substantially all full-time employees. The Company currently matches employee contributions at a rate of $0.50 cents for each dollar contribution, up to 6% of salary deferrals. However, the decision to match any employee contributions is at the sole discretion of the Company. The Company made matching contributions of $180 and $0 for the years ended December 31, 2007 and 2006.

Operating Leases

The Company leases its operating facility located in New Haven, Connecticut. The lease agreements require monthly lease payments through March 2011. The Company is recording the expense associated with the lease on a straight-line basis over the expected ten-year minimum term of the lease and, as a result, has accrued amounts of $130 and $160 outstanding as long-term accruals at December 31, 2007 and 2006, respectively.

The future minimum annual lease payments under these operating leases at December 31, 2007 are as follows:

Years Ended December 31,
2008	$969
2009	991
2010	637
2011	21

Rent expense under operating leases was approximately $978, $991 and $1,006 for the years ended December 31, 2007, 2006 and 2005, respectively.

14. Income Taxes

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

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No.48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No.109, or FIN 48. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not file a return in a particular jurisdiction). Under FIN 48, the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts.

The Company does not have any interest or penalties accrued related to uncertain tax positions as it does not have any unrecognized tax benefits. In the event the Company determines that accrual of interest or penalties is necessary in the future, the amount will be presented as a component of income taxes.

The income tax provision (benefit) consists of the following:

	As of December 31,
	2007	2006	2005
Current:
Federal	$—	$—	$—
State	(960)	(49)	(88)

Total Current	$(960)	$(49)	$(88)

Deferred:
Federal and state	$(12,974)	$(10,882)	$(5,823)
Valuation allowance	12,974	10,882	5,823

Total deferred	$—	$—	$—

Total provision	$(960)	$(49)	$(88)

A reconciliation of the provision for income taxes at statutory rates to the provision in the financial statements is as follows:

	Years Ended December 31,
	2007	2006	2005
Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State tax, net of federal benefit	(5.0)%	(5.0)%	(5.0)%
Other	0.1%	0.1%	0.1%
Share-based compensation	2.4%	2.3%	—
Valuation allowance	36.5%	36.6%	38.9%
Research & development credit saleback	(3.4)%	(0.2)%	(0.6)%

	(3.4)%	(0.2)%	(0.6)%

Future tax benefits (deferred tax assets) related to temporary differences are as follows:

	As of December 31,
	2007	2006
Gross deferred tax assets:
Net operating losses	$54,076	$42,111
Tax credits (Federal and State)	5,564	3,957
Deferred revenue	1,067	2,185
Other	1,337	816

	$62,044	$49,069
Less—valuation allowance	(62,044)	(49,069)

Net deferred tax asset	$—	$—

At December 31, 2007 and 2006, the Company had gross deferred income tax assets of approximately $62,044 and $49,069, respectively, which result primarily from net operating loss and tax credit carryforwards. Statement of Financial Standards No. 109 “Accounting for Income Taxes” (SFAS 109) requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all positive and negative evidence is required when measuring the need for a valuation allowance. The Company’s cumulative loss from inception represents sufficient negative evidence to require a valuation allowance. The Company concluded that it is appropriate to maintain a full valuation allowance for its net deferred tax assets. Additionally, the Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

At December 31, 2007 and 2006, the Company had available the following net operating loss and credit carryforwards:

	As of December 31,
	2007	2006
Federal net operating loss carryforwards	$130,186	$101,201
State net operating loss carryforwards	131,774	102,709
Federal research and development carryforwards	3,672	2,393
State research and development carryforwards	1,892	1,563

The Company’s federal net operating loss carryforwards expire commencing in fiscal 2018 through 2027 and state net operating loss carryforwards which expire commencing in fiscal 2020 through 2027.

Utilization of the net operating losses and research and development credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986, or Section 382, due to changes in ownership of the Company that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating losses and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since the Company’s formation, the Company has raised capital through the issuance of capital stock on several occasions which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382. Due to the significant complexity and cost associated with a change in control study, and because there could be additional changes in control in the future, the Company has not assessed whether there has been one or more changes in control since the Company’s formation. If the Company has experienced a change of control at any time since Company formation, utilization of its net operating losses or research and development credit carryforwards would be subject to an annual limitation under Section 382. Any limitation may result in expiration of a portion of the net operating loss or research and development credit carryforwards before utilization which would reduce the Company’s gross deferred tax assets.

The State of Connecticut provides companies with the opportunity to exchange certain research and development credit carryforwards for cash in exchange for foregoing the carryforward of the research and development credit. The program provides for such exchange of the research and development credits at a rate of 65% of the annual research and development credit, as defined. During the years ended December 31, 2007, 2006 and 2005, the Company had recorded a benefit of approximately $960, $49 and $88, respectively, for the estimated proceeds from this exchange.

The Company believes that it is entitled to a larger cash refund for tax credit carryovers from the State of Connecticut for certain prior years. The Company filed complaints with the Superior Court for the tax year 2003 seeking cash refunds of certain unused research and development tax credits that the Company alleges were wrongfully disallowed by the State of Connecticut. The Company and the State have filed cross-motions for partial judgment. Further proceedings are scheduled.-The Company has not recorded a receivable related to this pending judgment.

The federal and state tax authorities could challenge tax positions taken by the Company for the periods for which there are open tax years. Years subject to audit are years in which unused net operating losses were generated that remain open by the statute of limitations. The Company is open to challenge for the periods of 1998 through 2007 in federal and the State of Connecticut jurisdictions.

As a result of implementation of FIN 48, the Company recognized a decrease of $180 in its liability for uncertain tax positions, which was accounted for as a decrease to the January 1, 2007 accumulated deficit. The Company did not have any unrecognized tax benefits as of the date of adoption or December 31, 2007.

A reconciliation of the unrecognized tax benefits at the beginning and end of the year is:

Balance at January 1, 2007	$180
Additions based on tax positions related to the current period	—
Reductions based on tax positions related to the current period	—
Additions based on tax positions related to prior periods	—
Reductions based on tax positions related to prior periods	(180)

Balance at December 31, 2007	$—

15. Related Party

In November 2004, the Company entered into the Gilead Arrangement with Gilead Sciences Inc. to jointly develop and commercialize compounds for use in treating hepatitis C infection which inhibit viral replication through a specified novel mechanism of action. Commercialization efforts will commence only if such compounds are found to be commercially viable and all appropriate regulatory approvals have been obtained (see Note 4).

In addition to being a collaboration partner, Gilead Sciences Inc. is also a shareholder of the Company. As of December 31, 2007, Gilead holds 1,116 shares, representing 7% of total shares outstanding.

16. Unaudited Quarterly Results

The following tables summarize unaudited quarterly financial data for the years ended December 31, 2007 and 2006. This data has been derived from unaudited financial statements that, in the Company’s opinion, include all adjustments necessary for a fair presentation of such information. The operating results for any quarter are not necessarily indicative of results for any future period.

	2007 Quarters
	First	Second	Third	Fourth
Total operating revenue	$1,550	$1,195	$900	$393
Total operating expenses	9,915	9,442	7,461	7,778
Net loss	(7,670)	(7,653)	(5,894)	(6,885)
Net loss per share—basic and diluted	$(.49)	$(.49)	$(.38)	$(.44)
Weighted average number of shares outstanding—basic and diluted	15,540	15,556	15,607	15,628

	2006 Quarters
	First	Second	Third	Fourth
Total operating revenue	$2,151	$2,167	$1,196	$(2,222)
Total operating expenses	7,406	5,949	6,323	7,928
Net loss	(5,347)	(3,819)	(5,116)	(9,804)
Net loss attributable to common shareholders	(6,375)	(5,077)	(6,523)	(10,274)
Net loss per share attributable to common shareholders—basic and diluted	$(12.52)	$(9.92)	$(12.69)	$(0.98)
Weighted average number of shares outstanding—basic and diluted	509	512	514	10,470

17. Subsequent Events

In February 2008, the Company entered into a credit facility with the same lenders, and under substantially the same terms, as the 2005 Credit Facility. The Company combined the amounts outstanding under the 2005 Credit Facility with the newly issued notes (the “2008 Credit Facility.”) The 2008 Credit Facility provides for $5,000 to fund the Company’s working capital needs, and is secured by substantially all of the Company’s tangible assets. In connection with the 2008 Credit Facility, the Company issued warrants to purchase 43 shares of common stock at an exercise price of $4.68 per share.

EXHIBIT INDEX

Exhibit No.	Exhibit
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant, as amended.

3.2(1)	Amended and Restated Bylaws.

4.1(2)	Specimen Certificate evidencing shares of common stock.

10.1(2)†	Research Collaboration and License Agreement, dated November 24, 2004, by and between the Registrant and Gilead Sciences, Inc.

10.2(1)†	Amendment Number 1 to Research Collaboration and License Agreement, dated November 24, 2004 by and between the Registrant and Gilead Sciences, Inc., dated March 26, 2007.

10.3(2)†	License Agreement, dated February 3, 2000, by and between Vion Pharmaceuticals, Inc. and the Registrant, as amended on January 28, 2002.

10.4(2)	Letter Agreement, dated September 22, 2006, by and between the Registrant and Yale University.

10.5(2)†	License Agreement, dated July 19, 2002 by and between the Registrant and Emory University.

10.6*(2)	Employment Agreement between the Registrant and Michael Kishbauch, dated as of July 19, 2004.

10.7*(2)	Employment Agreement between the Registrant and Milind Desphande, dated as of September 10, 2003, as amended January 1, 2006.

10.8*(2)	Employment Agreement between the Registrant and Elizabeth Olek, dated as of November 6, 2007.

10.9*(1)	Employment Agreement between the Registrant and Mary Kay Fenton, dated as of September 10, 2003, as amended January 1, 2006.

10.10*(2)	Employment Agreement between the Registrant and Gautam Shah, dated as of May 26, 2004, as amended January 1, 2006.

10.11(2)	Second Amended and Restated Investor Rights Agreement, dated as of November 17, 2005, by and among the Registrant and the Holders named therein.

10.12(2)	Third Amended and Restated Stockholders’ Agreement, dated as of November 17, 2005, by and among the Registrant and the Stockholders named therein.

10.13#	Master Security Agreement and Promissory Notes by and between the Registrant and GE Capital Corporation and Oxford Finance Corporation, dated as of February 26, 2008.

10.14#	Form of Common Stock Warrant under Loan and Security Agreement of GE Capital Corporation and Oxford Finance Corporation

10.15(2)	Lease Agreement by and between the Registrant and WE George Street LLC for Suite 202, dated as of March 6, 2002.

10.16(2)	Lease Agreement by and between the Registrant and WE George Street LLC, dated as of May, 2000.

10.17(2)	Lease Agreements and subsequent Assignment and Assumption of Lease Agreements by and between the Registrant, Yale University and WE George Street LLC for Suites 802, 803, 804.

10.18*(2)	1998 Stock Option Plan, as amended, dated March 30, 2001.

10.19*(2)	2006 Stock Incentive Plan as amended.

10.20*(2)	Form of Incentive Stock Option Agreement under the 1998 Stock Option Plan.

10.21*(2)	Form of Incentive Stock Option Agreement for Non-Executives under the 1998 Stock Option Plan.

Exhibit No.	Exhibit
10.22*(2)	Form of Nonstatutory Stock Option Agreement under the 1998 Stock Option Plan.

10.23*(2)	Form of Incentive Stock Option Agreement under the 2006 Stock Incentive Plan.

10.24*(2)	Form of Nonstatutory Stock Option Agreement under the 2006 Stock Incentive Plan.

10.25*(2)	2006 Employee Stock Purchase Plan as amended.

10.26(2)	Form of Common Stock Warrant.

10.27(2)	Form of Series C-2 Convertible Preferred Stock Warrant.

10.28#	Promissory Notes and Master Security Agreement by and between the Registrant and Webster Bank, dated as of May 15, 2003, as amended by the First, Second, Third, Fourth and Fifth Amendments to Master Security Agreement, dated May 15, 2003, October 29, 2004, March 24, 2005, August 7, 2006 and December 7, 2007, respectively.

10.29(2)	Loan Agreement by and between the Registrant and Connecticut Innovations, Incorporated, dated March 30, 2001.

10.30(2)	Common Stock Warrants issued to Connecticut Innovations, Inc. on March 29, 2001 and November 7, 2000.

23.1#	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1#	Certification of Chief Executive Officer pursuant to Rule 13a- 14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2#	Certification of Chief Financial Officer pursuant to Rule 13a- 14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contracts or compensatory plans or arrangement
†	Indicates confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request.

#	Filed herewith
(1)	Incorporated herein by reference to our annual report on Form 10-K filed on March 29, 2007.
(2)	Incorporated herein by reference to our Registration Statement on Form S-1 filed on March 31, 2006, as amended (File No. 333-132921).