Form 10-Q
period 2008-03-31
ACHILLION PHARMACEUTICALS INC
filed 2008-05-07
CIK 1070336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2008, the registrant had 15,641,462 shares of Common Stock, $0.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Achillion Pharmaceuticals, Inc.

Balance Sheets

(in thousands, except per share amounts)

(Unaudited)

	March 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$11,408	$8,971
Marketable securities	17,691	22,138
Accounts receivable	174	136
Prepaid expenses and other current assets	1,413	1,671

Total current assets	30,686	32,916
Fixed assets, net	2,281	2,475
Deferred financing costs	128	36
Restricted cash	205	205

Total assets	$33,300	$35,632

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,225	$2,083
Accrued expenses	2,120	2,748
Deferred revenue	1,269	1,298
Current portion of long-term debt	10,422	6,563

Total current liabilities	16,036	12,692
Accrued expenses, net of current portion	123	130
Deferred revenue	848	1,272

Total liabilities	17,007	14,094

Commitments
Stockholders’ Equity:
Common Stock, $.001 par value; 100,000 shares authorized: 15,640 and 15,637 shares issued and outstanding, respectively	16	16
Additional paid-in capital	174,028	173,301
Accumulated deficit	(157,828)	(151,830)
Accumulated other comprehensive income	77	51

Total stockholders’ equity	16,293	21,538

Total liabilities and stockholders’ equity	$33,300	$35,632

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2008	2007
Revenue	$627	$1,550

Operating expenses
Research and development	4,998	8,367
General and administrative	1,689	1,548

Total operating expenses	6,687	9,915

Loss from operations	(6,060)	(8,365)
Other income (expense)
Interest income	291	759
Interest expense	(251)	(265)

Net loss before tax benefits	(6,020)	(7,871)
Tax benefit	22	201

Net loss	(5,998)	(7,670)

Basic and diluted net loss per share (Note 3)	$(.38)	$(.49)

Weighted average shares used in computing basic and diluted net loss per share	15,638	15,540

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities
Net loss	$(5,998)	$(7,670)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	208	194
Noncash stock-based compensation	566	410
Noncash interest expense	32	29
Amortization of discount on securities	(173)	(527)
Changes in operating assets and liabilities:
Accounts receivable	(38)	(193)
Prepaid expenses and other current assets	258	170
Account payable	142	173
Accrued expenses	(635)	743
Deferred revenue	(453)	(526)

Net cash used in operating activities	(6,091)	(7,197)

Cash flows from investing activities
Purchase of property and equipment	(6)	(96)
Purchase of available for sale marketable securities	(11,118)	(15,764)
Maturities of marketable securities	15,764	13,000

Net cash provided by (used in) investing activities	4,640	(2,860)

Cash flows from financing activities
Proceeds from exercise of stock options	6	—
Proceeds from repayment of stock subscription receivable	—	25
Borrowings under notes payable	5,000	—
Repayments of notes payable	(1,018)	(876)
Payment of deferred financing costs	(100)	—

Net cash provided by (used in) financing activities	3,888	(851)

Net increase (decrease) in cash and cash equivalents	2,437	(10,908)
Cash and cash equivalents, beginning of period	8,971	22,662

Cash and cash equivalents, end of period	$11,408	$11,754

Supplemental disclosure of cash flow information
Cash paid for interest	$178	$203
Cash received from tax credits	$176	$—

Supplemental disclosure of noncash financing activities
Issuance of warrants in connection with debt financing	$155	$—
Cashless exercise of warrants	$—	$282

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

The Company has incurred losses of $143,965 from inception through March 31, 2008 and had an accumulated deficit of $157,828 through March 31, 2008. The Company has funded its operations primarily through the sale of equity securities, borrowings from debt facilities, and the receipt of license fees, milestone and cost-sharing receipts from our collaboration partner, Gilead Sciences, Inc. (“Gilead”).

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

2. Basis of Presentation

The accompanying unaudited condensed financial statements of the Company should be read in conjunction with the audited financial statements and notes as of and for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 5, 2008. The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information, in accordance with the instructions to Form 10-Q and the guidance in Article 10 of Regulation S-X. Accordingly, since they are interim financial statements, the accompanying financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. The accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

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

3. Earnings (Loss) Per Share (“EPS”)

Basic EPS is calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, or SFAS No. 128, by dividing net income or loss attributable to common stockholders by the weighted average common stock outstanding. Diluted EPS is calculated in accordance with SFAS No. 128 by adjusting weighted average common shares outstanding for the dilutive effect of common stock options, warrants, convertible preferred stock and accrued but unpaid convertible preferred stock dividends. In periods where a net loss is recorded, no effect is given to potentially dilutive securities, since the effect would be antidilutive. Total securities that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive for the three months ended March 31, 2008 and 2007 were as follows (prior to consideration of the treasury stock method):

	Three Months Ended March 31,
	2008	2007
Options	1,847	1,212
Warrants	354	312

Total potentially dilutive securities outstanding	2,201	1,524

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

Under the Gilead Arrangement through March 31, 2007, agreed upon research or development expenses, including internal full-time equivalent (“FTE”) costs and external costs, incurred by both companies during the period up to proof-of-concept were borne equally by both parties. Prior to March 31, 2007, the Company was incurring the majority of those expenses and, therefore, was the net receiver of funds under this cost-sharing portion of the arrangement. Effective April 1, 2007, internal full-time equivalent costs are no longer subject to this cost-sharing arrangement. Instead, each party bears its own internal costs, including FTE costs. External costs continue to be shared equally by both parties. In March 2007, the Company and Gilead also revised their joint research program to focus on next-generation NS4A antagonists, after discontinuing clinical trials for ACH-806, an NS4A antagonist the Company was previously evaluating. In the most recently updated project plan, the Company’s remaining obligations under the plan continue through mid 2009.

Gilead has the right to terminate the agreement without cause upon 120 days written notice to the Company. Upon termination of the agreement for any reason, all cost share amounts due and payable through the date of termination shall be paid by the appropriate party and no previously paid amounts will be refundable.

During the three months ended March 31, 2008 and 2007, the Company recognized revenue of $627 and $1,515, under this collaboration agreement, respectively, of which $282 and $753, respectively, related to the recognition of the non-refundable upfront fee and a pre-proof-of-concept milestone under the proportionate performance model. The remaining $345 and $762 recognized during the three months ended March 31, 2008 and 2007, relate to FTE reimbursements recognized under the proportionate performance model and external costs billed under the Gilead Arrangement, net of payments made to Gilead of $26 and $250 for the three months ended March 31, 2008 and 2007, respectively. Payments to Gilead under this collaboration are recognized as a reduction in revenue.

Included in the accompanying balance sheets as of March 31, 2008 and December 31, 2007 are $174 and $989 respectively, of accounts receivable resulting from this collaboration agreement and $2,117 and $2,570, respectively, of deferred revenue resulting from the up-front fee, a milestone payment, and FTE costs. In addition to Gilead’s rights to unilaterally terminate this agreement, each party has the right to terminate for material breach; however, the Company may terminate for Gilead’s breach only on a market-by-market basis, and, if applicable, a product-by-product basis.

5. Marketable Securities

The Company adopted SFAS No. 157, Fair Value Measurements, or SFAS No. 157, effective January 1, 2008 for financial assets and liabilities measured on a recurring basis. There was no impact to the Company’s financial statements upon the adoption of SFAS No. 157. SFAS No. 157 requires disclosure that establishes a framework for measuring fair value and expands disclosures in the financial statements. The statement requires that fair value measurements be classified and disclosed in one of the three categories:

Level 1: Quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date;

Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; or

Level 3: Unobservable inputs.

The fair value of the Company’s securities of $17.7 as of March 31, 2008 is valued based on level 2 inputs as defined in SFAS No. 157. The Company classifies its entire investment portfolio as available for sale as defined in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. As of March 31, 2008 and December 31, 2007, the Company’s investment portfolio consisted of U.S. government and agency securities and short term commercial paper held by a major banking institution. The maturities of all marketable securities held at March 31, 2008 and December 31, 2007, are less than one year. Securities are carried at fair value with the unrealized gains (losses) reported as a separate component of stockholders’ equity.

The unrealized gain from marketable securities was $77 and $51 at March 31, 2008 and December 31, 2007, respectively.

As of March 31, 2008 and December 31, 2007, none of the Company’s investments were determined to be other than temporarily impaired.

6. Accrued Expenses

Current and long-term accrued expenses consist of the following:

	March 31, 2008	December 31, 2007
Accrued compensation	$582	$720
Accrued research and development expenses	998	1,618
Accrued professional	333	294
Other accrued expenses	330	246

Total	$2,243	$2,878

Accrued research and development expenses are comprised of amounts owed to third-party contract research organizations or “CROs”, clinical investigators, laboratories and data managers for research and development work performed on behalf of the Company.

7. Debt

Debt consists of the following:

	March 31, 2008	December 31, 2007
CII Term Loan, payable in monthly installments of $13 through September 2010 with a final balloon payment of $686, with interest at 7.5% per annum	$911	$933
2003 Credit Facility, payable in monthly installments as the individual notes mature through May 2008, with interest ranging from 7.75% to 9.06% per annum	599	675
2005 Credit Facility, payable in monthly installments as notes mature through December 2009, with interest of 10.92% to 11.58% per annum	—	4,955
2008 Credit Facility, payable in monthly installments as notes mature through March 2011, with interest of 9.97% to 11.58% per annum	8,912	—

Total long-term debt	10,422	6,563
Less: current portion	(10,422)	(6,563)

Total long-term debt, net of current portion	$—	$—

In February 2008, the Company entered into a credit facility with GE Capital Corporation and Oxford Finance Corporation. The new facility has substantially the same terms as the 2005 Credit Facility. At the same time, the Company combined the amounts outstanding under the 2005 Credit Facility with the newly issued notes (collectively, the “2008 Credit Facility”). The 2008 Credit Facility provides $5,000 to fund the Company’s working capital needs, and is secured by substantially all of the Company’s tangible assets. In connection with the 2008 Credit Facility, the Company issued warrants to purchase 43 shares of common stock at an exercise price of $4.68 per share. The fair value of the warrants at the date of issuance was estimated to be $155, utilizing the Black Scholes method and was recorded as a debt discount. This amount will be amortized as interest expense over the term of the loan.

All of the Company’s debt agreements contain certain subjective acceleration clauses, such that upon the occurrence of a material adverse change in the financial condition, business or operations of the Company in the view of the lenders (“Material Adverse Change”), amounts due under the agreement may become immediately due and payable. As stated in Note 1, the Company will need additional financing to fund operations which the Company will seek to raise through public or private equity or debt financings, collaborative or other arrangements with third parties or through other sources of financing. There can be no assurance that such funding will be available on terms favorable to the Company, if at all. As such funding cannot be assured, the Company’s debt balances have been classified as short term as of March 31, 2008. The Company has no indication that it is in default of any Material Adverse Change clauses, and none of the Company’s lenders have to date accelerated scheduled loan payments as a result of these provisions.

8. Stock-Based Compensation

The Company’s 2006 Stock Incentive Plan, or the 2006 Plan, is administered by the Company’s Board of Directors and provides for the grant of incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights and other stock-based awards. The Company’s officers, employees, consultants, advisors and directors are eligible to receive awards under the 2006 Plan; however, incentive stock options may only be granted to employees. Options granted are exercisable for a period determined by the Company, but in no event longer than ten years from the date of the grant. Options generally vest ratably over four years. There were 784 shares available to be granted under the 2006 Plan as of March 31, 2008.

A summary of the status of the Company’s stock option activity for the three months ended March 31, 2008 is presented in the table and narrative below:

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2008	1,857	$5.97
Granted	15	4.43
Exercised	(3)	2.00
Cancelled/Forfeited	(23)	6.30

Outstanding at March 31, 2008	1,846	$5.96

Options exercisable at March 31, 2008	897	$4.43

Weighted-average fair value of options granted during the period		$2.82

The Company utilizes the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of assumptions which determine the fair value of the stock-based awards. The assumptions used to value options granted are as follows:

	For the Three Months Ended
	March 31, 2008	March 31, 2007
Expected term of option	6.1 years	6.1 years
Expected volatility	64%	70%
Risk free interest rate	2.67%	4.51%
Expected dividend yield	0%	0%

Total compensation expense recorded in the accompanying statements of operations associated with option grants made to employees for the three months ended March 31, 2008 and 2007 was $533 and $372, respectively. The Company recorded no tax benefit related to these options since the Company currently maintains a full valuation allowance.

As of March 31, 2008, the intrinsic value of the options outstanding was $1,499, of which $1,325 related to vested options and $174 related to unvested options. The intrinsic value of stock options is calculated based on the difference between the exercise prices of the underlying awards and the quoted stock price of the Company’s common stock as of the reporting date.

As of March 31, 2008, the total compensation cost related to unvested options not yet recognized in the financial statements is approximately $4,756, net of estimated forfeitures, and the weighted average period over which this amount is expected to be recognized is 1.55 years.

The Company also occasionally grants stock option awards to consultants. Such grants are accounted for pursuant to Emerging Issue Task Force (“EITF”) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and, accordingly, the Company recognizes compensation expense equal to the fair value of such awards and amortizes such expense over the performance period. Total expense for the three months ended March 31, 2008 and 2007 was $9 and $3, respectively.

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

The Company measures the fair value of issuances under the employee stock purchase plan using the Black-Scholes option pricing model at the end of each reporting period. The compensation cost for the 2006 ESPP consists of the 15% of the grant date stock price discount and the fair value of the option. The Black-Scholes model requires the use of assumptions that determine the fair value of the stock-based awards. The assumptions used to value issuances under the 2006 ESPP are as follows:

For the Three Months Ended March 31, 2008
Expected term of option	6 months
Expected volatility	99%
Risk free interest rate	1.36%
Expected dividend yield	0%

For the three months ended March 31, 2008 and 2007, the Company did not issue shares associated with the 2006 ESPP. For the three months ended March 31, 2008 and 2007, the Company recorded compensation expense of $24 and $36, respectively. As of March 31, 2008, 215 shares remained available for future issuance under the 2006 ESPP.

9. Income Taxes

The Company uses an asset and liability approach for financial accounting and reporting of income taxes. Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax basis of assets and liabilities and are measured by applying enacted rates and laws to taxable years in which differences are expected to be recovered or settled. Further, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that the rate changes.

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board, (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, or FIN 48. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not file a return in a particular jurisdiction). Under FIN 48, the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts.

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

The Company did not have any unrecognized tax benefits as of the date of adoption of FIN 48 or on March 31, 2008.

At December 31, 2007, the Company’s federal and state net operating loss carryforwards, or NOLs, were approximately $130,186 and $131,774, respectively, and the Company had gross deferred income tax assets of approximately $62,044, which resulted primarily from the federal and state NOL and tax credit carryforwards. In accordance with SFAS No. 109, Accounting for Income Taxes, the Company maintains a full valuation allowance against its deferred tax assets and liabilities.

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

10. Comprehensive Income (Loss)

The Company reports and presents comprehensive loss in accordance with SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive loss and its components in a full set of general purpose financial statements. The objective of the statement is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners (comprehensive loss). The Company’s other comprehensive loss arises from net unrealized gains (losses) on marketable securities.

Details relating to unrealized gains and losses and other comprehensive loss are as follows:

	For the Three Months Ended
	March 31, 2008	March 31, 2007
Net loss	$(5,998)	$(7,670)
Change in unrealized gain (loss) on marketable securities	26	(7)

Total comprehensive loss	$(5,972)	$(7,677)

11. Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The standard is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company adopted SFAS No. 157 for financial assets and liabilities effective January 1, 2008. There was no impact to the Company’s financial statements upon adoption. On February 12, 2008, the FASB issued FASB Staff Position (FSP) FAS No. 157-2. This FSP permits a delay in the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually. The Company does not believe that its adoption will have a material impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159. SFAS No. 159 permits an entity to elect to report many financial assets and liabilities at fair value. Entities electing the fair value option would be required to recognize changes in fair value in earnings and are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. The initial adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company did not elect to adopt the fair value option.

In June 2007, the Emerging Issues Task Force, or EITF, reached a consensus on EITF Issue No. 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, or EITF No. 07-03. EITF No. 07-03 concludes that non-refundable advance payments for future research and development activities should be deferred and capitalized until the goods have been delivered or the related services have been performed. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. This consensus is effective for fiscal years beginning after December 15, 2007. The Company’s adoption of EITF No. 07-03 on January 1, 2008 did not have an impact on its financial statements.

In December 2007, the EITF reached a consensus on EITF Issue No. 07-01, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property, or EITF No. 07-01. EITF No. 07-01 prescribes the accounting for collaborations. It requires certain transactions between collaborators to be recorded in the income statement on either a gross or net basis within expenses when certain characteristics exist in the collaboration relationship. EITF No. 07-01 is effective for the Company’s collaborations existing after January 1, 2009. The Company is currently evaluating the impact this standard will have on its financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, or SFAS No. 141R, which changes the accounting for business acquisitions. SFAS No. 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination, including contingent consideration; exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. SFAS No. 141R is effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances occurring after December 31, 2008. Adoption of SFAS No. 141R will have a material impact on the Company’s financial position and results of operations in the event that the Company enters into a business combination that falls within the scope of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, or SFAS No. 160, an amendment of ARB No. 51, which establishes new standards governing the accounting for and reporting of noncontrolling interests, or NCIs, in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs be treated as a separate component of equity, not as a liability; that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also requires changes to certain presentation and disclosure requirements. SFAS No. 160 is effective for fiscal years beginning after December 31, 2008. The Company does not believe that the adoption of SFAS No. 160 will likely have a material impact on our financial statements.

12. Subsequent Event

On April 4, 2008, the Company entered into a license and research agreement with FOB Synthesis, Inc. (“FOB”) granting the Company an exclusive worldwide license for the research, development and commercialization of certain FOB compounds for the treatment of serious bacterial infections.

Under the terms of the agreement, the Company will pay to FOB a $500 upfront license payment. FOB could also receive an additional $500 license payment and earn milestone payments of up to $9,500 per product candidate based upon the achievement of certain specified development and regulatory goals. The Company will provide FOB with funding at specified levels to collaborate with the Company on the further characterization and development of the compounds for at least the next year. The Company has the option to extend the research term for an additional one year period with 30 days written notice to FOB prior to the end of the first year of the research term. The Company will pay FOB a royalty on net sales of certain future products arising from the collaboration.

The agreement may be terminated by either party based upon material uncured breaches by the other party, or, subject to continued payment by the Company of collaboration funding for the remainder of the current research term, by the Company at any time after providing sixty (60) days advance written notice of termination.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. All statements other than statements relating to historical matters including statements to the effect that we “believe,” “expect,” “anticipate,” “plan,” “target,” “intend” and similar expressions should be considered forward-looking statements. Our actual results could differ materially from those discussed in the forward-looking statements as a result of a number of important factors, including factors discussed in this section and elsewhere in this quarterly report on Form 10-Q, including those discussed in Item 1A of this report under the heading “Risk Factors,” and the risks discussed in our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as the date hereof. We assume no obligation to update these forward-looking statements to reflect events or circumstances that arise after the date hereof.

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

We have devoted and are continuing to devote substantially all of our efforts toward product research and development. We have incurred losses of $144 million from inception through March 31, 2008 and had an accumulated deficit of $158 million through March 31, 2008. Our net losses were $6.0 million and $7.7 million for the three months ended March 31, 2008 and 2007, respectively. We have funded our operations primarily through:

•	proceeds of $161.2 million from the sale of equity securities, including our initial public offering in October 2006;

•	borrowings of $22.1 million from debt facilities; and

•	receipts of $10.0 million from up-front and milestone payments, as well as $8.6 million in cost-sharing receipts, from our collaboration partner, Gilead Sciences.

We expect to incur substantial and increasing losses for at least the next several years as we seek to:

•	complete the open-label extension phases of our phase II clinical trials for elvucitabine;

•	complete our assessment of ACH-702 preclinical data and prepare for early clinical testing;

•	complete IND-enabling preclinical testing of ACH-1095;

•	advance our HCV protease inhibitor, for chronic hepatitis C infection;

•	further characterize our carbapenem series of compounds for serious bacterial infections; and

•	progress additional drug candidates.

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

Financial Operations Overview

Revenue

To date, we have not generated revenue from the sale of any drugs. The majority of our revenue recognized to date has been derived from our collaboration with Gilead Sciences to develop compounds for use in treating chronic hepatitis C infection. During the three months ended March 31, 2008 and 2007, we recognized $627,000 and $1.5 million, respectively, under this collaboration arrangement.

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

Effective April 1, 2007, each party provides for the costs of their own full-time equivalents. We expect that the relative full-time equivalent efforts of each of Achillion and Gilead Sciences will remain approximately one-half of total efforts. We share equally external research costs with Gilead Sciences. Through March 31, 2007, research and development expenses under our collaboration with Gilead Sciences, including internal full-time equivalent costs and external research costs, incurred by both companies prior to proof-of-concept, were borne equally by both parties. As we were providing the majority of those services and were incurring the majority of those expenses, we were the net recipient of funds under this cost-sharing portion of the arrangement and therefore recognized the reimbursed costs as revenue rather than research expense. Payments made by us to Gilead Sciences in connection with this collaboration are being recognized as a reduction of revenue.

We have also recognized revenue under a Small Business Innovation Research, or SBIR, grant by the National Institutes of Health, or NIH, related to our HIV capsid research program. During the three months ended March 31, 2007 we recognized $35,000 respectively, in revenue under this grant. Efforts under our Small Business Innovation Research, or SBIR, grant were completed in the first quarter of 2007 and therefore no additional grant revenue related to this grant will be recognized.

Research and Development

Our research and development expenses reflect costs incurred for our proprietary research and development projects as well as costs for research and development projects conducted as part of collaborative arrangements. These costs consist primarily of salaries and benefits for our research and development personnel, costs of services by clinical research organizations, other outsourced research, materials used during research and development activities, facility-related costs such as rent and utilities associated with our laboratory and clinical development space, and operating supplies. We expect that our research and development expenses will remain substantially unchanged for the remainder of the year.

We have established our drug candidate pipeline through our internal discovery capabilities and through the in-licensing of attractive drug candidates. Through these efforts we have identified and are developing candidates in the following areas:

•

Elvucitabine for HIV Infection. Elvucitabine is an antiviral we are developing for the treatment of HIV infection. We are currently evaluating elvucitabine in phase II clinical trials to further explore its safety and efficacy in HIV-infected patients. We currently retain full development and marketing rights to elvucitabine. However, we are currently in discussions with potential collaboration partners for elvucitabine and we intend to enter into a collaboration arrangement in 2008 to continue clinical development.

•

ACH-1095, an NS4A Antagonist for Chronic Hepatitis C Infection. We are evaluating ACH-1095 for the treatment of chronic hepatitis C in collaboration with Gilead Sciences. ACH-1095 is currently in late-stage pre-clinical studies, and we anticipate filing an investigational new drug application, or IND, for this compound during 2008.

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

•

ACH-702 for Serious Hospital-Based Bacterial Infections. ACH-702 is a preclinical candidate with potency against a broad spectrum of bacterial pathogens including methicillin-resistant staphylococcus aureus, or MRSA, which we are developing for the treatment of serious hospital-based bacterial infections. We are currently assessing additional therapeutic applications for ACH-702, and intend to request a pre-IND development meeting with the FDA during the second quarter to hold discussions on the most appropriate clinical strategy. We intend to follow with submission of an IND to the FDA, if appropriate, based upon the outcome of those discussions.

All costs associated with internal research and development, and research and development services for which we have externally contracted, are expensed as incurred. The costs of obtaining patents for our candidates are expensed as incurred as general and administrative expenses and are not included in the summary of research and development expenses outlined in the table below.

	Three Months Ended March 31,
	2008	2007
Direct external costs:
Elvucitabine	$1,022	$2,655
NS4A antagonists (including ACH-806 and ACH-1095)	157	966
Protease inhibitor	362	—
ACH-702	92	1,620

	1,633	5,241
Direct internal personnel costs	2,038	1,934

Sub-total direct costs	3,671	7,175
Indirect costs and overhead	1,327	1,192

Total research and development	$4,998	$8,367

Currently, we are completing the open-label extension phases of two phase II clinical trials for elvucitabine, conducting preclinical studies for ACH-1095, and performing late discovery-stage toxicology assessments of our HCV protease inhibitors. From the inception of each respective program through March 31, 2008, we incurred approximately $45.9 million in total costs for elvucitabine, approximately $26.9 million in total costs for our NS4A antagonist program, including both ACH-1095 and ACH-806, approximately $4.4 million for our protease inhibitor and approximately $15.9 million in total costs for ACH-702. These figures include our internal research and development personnel costs and related facilities overhead. We currently estimate that the clinical trial costs for two phase III clinical trials of elvucitabine in different HIV populations will be approximately $50.0 million, exclusive of the internal personnel costs associated with conducting these trials. We currently plan to enter a collaboration arrangement in order to offset a significant portion of these costs. We estimate that the costs associated with completing phase I clinical trials with ACH-702 will be approximately $3.0 million, exclusive of the internal personnel costs associated with conducting these studies and trials. We anticipate that the costs associated with preclinical and early clinical development through proof-of-concept of ACH-1095, our next generation NS4A antagonist, will be approximately $3.4 million, exclusive of internal personnel costs. This amount for NS4A represents one-half of the external costs associated with those activities, as we share such external costs with Gilead Sciences. We estimate that the costs associated with preclinical and early clinical development of one of our HCV protease inhibitors to be approximately $3.1 million.

General and Administrative

Our general and administrative expenses consist primarily of salaries and benefits for management and administrative personnel, professional fees for legal, accounting and other services, travel costs and facility-related costs such as rent, utilities and other general office expenses. We expect that general and administrative expenses will remain substantially unchanged over the next twelve months.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations set forth below are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and assumptions, including those described below. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management makes estimates and exercises judgment in revenue recognition, research and development costs, stock-based compensation and accrued expenses. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect management’s more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition

We recognize revenue from contract research and development and research progress payments in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition, or SAB 104, and Financial Accounting Standards Board, or FASB, Emerging Issue Task Force, or EITF, Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, or EITF No. 00-21. Revenue-generating research and development collaborations are often multiple element arrangements, providing for a license as well as research and development services. Such arrangements are analyzed to determine whether the deliverables, including research and development services, can be separated or whether they must be accounted for as a single unit of accounting in accordance with EITF No. 00-21. We recognize upfront license payments as revenue upon delivery of the license only if the license has standalone value and the fair value of the undelivered performance obligations can be determined. If the fair value of the undelivered performance obligations can be determined, such obligations would then be accounted for separately as performed. If the license is considered to either (i) not have standalone value or (ii) have standalone value but the fair value of any of the undelivered performance obligations cannot be determined, the arrangement would then be accounted for as a single unit of accounting and the upfront license payments are recognized as revenue over the estimated period of when our performance obligations are performed.

When we determine that an arrangement should be accounted for as a single unit of accounting, we must determine the period over which the performance obligations will be performed and revenue related to upfront license payments will be recognized. Revenue will be recognized using either a proportionate performance or straight-line method. We recognize revenue using the proportionate performance method provided that we can reasonably estimate the level of effort required to complete our performance obligations under an arrangement and such performance obligations are provided on a best-efforts basis. Under the proportionate performance method, periodic revenue related to up-front license payments is recognized as the percentage of actual effort expended in that period to total effort expected for all of our performance obligations under the arrangement. Actual effort is generally determined based upon actual direct labor hours or full-time equivalents incurred and include research and development activities performed by internal scientists. Total expected effort is generally based upon the total direct labor hours of full-time equivalents incorporated into the detailed budget and project plan that is agreed to by both parties to the collaboration. Significant management judgment is required in determining the level of effort required under an arrangement and the period over which we expect to complete the related performance obligations. For example under our arrangement with Gilead Sciences, the joint research committee periodically reviews and updates the project plan. In the event that a change in estimate occurs, the change will be accounted for using the cumulative catch-up method which provides for an adjustment to revenue in the current period. Estimates of our level of effort may change in the future, resulting in a material change in the amount of revenue recognized in future periods. We revised our joint research program with Gilead Sciences in the first quarter of 2007 to focus on next-generation NS4A antagonists. At that time, we extended the period over which our remaining obligations under the arrangement would be completed. In addition, we and Gilead Sciences agreed to continue to equally share external costs, but effective April 1, 2007, internal full-time equivalents would no longer be subject to a cost sharing arrangement. Instead, each party bears the costs of their respective full-time equivalents.

Generally under collaboration arrangements, payments received during the period of performance may include up-front payments, time- or performance-based milestones and reimbursement of internal and external costs. The proportion of actual performance to total expected performance is applied to these payments in determining periodic revenue, but will be limited by the aggregate cash received or receivable to date by us.

Substantive milestone payments are considered to be performance bonuses that are recognized upon achievement of the milestone only if all of the following conditions are met: (1) the milestone payments are non-refundable, (2) achievement of the milestone involves a degree of risk and was not reasonably assured at the inception of the arrangement, (3) substantive effort is involved in achieving the milestone, (4) the amount of the milestone payment is reasonable in relation to the effort expended or the risk associated with achievement of the milestone and (5) a reasonable amount of time passes between the upfront license payment and the first milestone payment as well as between each subsequent milestone payment, or the Substantive Milestone Method.

Reimbursement of costs is recognized as revenue provided the provisions of EITF Issue No. 99-19, Reporting Revenue Gross as Principal versus Net as an Agent, are met, the amounts are determinable and collection of the related receivable is reasonably assured.

Stock-Based Compensation – Employee Stock-Based Awards

We apply the Statement of Financial Accounting Standards No. 123 as revised in 2004, Share Based Payment, or SFAS No. 123R, which requires measurement and recognition of compensation expense for all stock-based awards made to employees and directors, including employee stock options and employee stock purchases under our 2006 ESPP Plan based on estimated fair values. In December 2007, the SEC issued Staff Accounting Bulletin No. 110, or SAB 110 which extends the use of the simplified method in developing an estimate of expected term of “plain vanilla” share options beyond December 31, 2007. We utilize the provisions of SAB 110 in our application of SFAS No. 123R.

We primarily grant qualified stock options for a fixed number of shares to employees with an exercise price equal to the market value of the shares at the date of grant. To the extent that the amount of the aggregate fair market value of qualified stock options that become exercisable for an individual exceeds $100,000 during any tax year, those stock options are treated as non qualified stock options. Under the fair value recognition provisions of SFAS No. 123R, stock-based compensation cost is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized during the three months ended March 31, 2008 and 2007 includes compensation expense for stock-based awards granted prior to, but not yet vested as of December 31, 2005, based on the fair value on the grant date estimated in accordance with the pro forma provisions of SFAS No. 123. Compensation expense also includes amounts related to the stock-based awards granted subsequent to December 31, 2005, based on the fair value on the grant date, estimated in accordance with the provisions of SFAS No. 123R.

We utilize the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of assumptions which determine the fair value of the stock-based awards. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected term of stock options, the expected volatility of our stock and expected dividends. In addition, we previously accounted for forfeitures as they occurred. In accordance with SFAS No. 123R, we are required to estimate forfeitures at the grant date and recognize compensation costs for only those awards that are expected to vest. Judgment is required in estimating the amount of stock-based awards that are expected to be forfeited.

If factors change and we employ different assumptions in the application of SFAS No. 123R in future periods, the compensation expense that we record under SFAS No. 123R may differ significantly from what we have recorded in the current period. Therefore, we believe it is important for investors to be aware of the degree of subjectivity involved when using option pricing models to estimate share-based compensation under SFAS No. 123R. There is risk that our estimates of the fair values of our share-based compensation awards on the grant dates may differ from the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Certain share-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that is significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. Although the fair value of employee share-based awards is determined in accordance with SFAS No. 123R and SAB 110 using an option pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Accrued Expenses

As part of the process of preparing financial statements, we are required to estimate accrued expenses. This process involves identifying services which have been performed on our behalf and estimating the level of service performed and the associated cost incurred for such service as of each balance sheet date in our financial statements.

In accruing service fees, we estimate the time period over which services will be provided and the level of effort in each period. If the actual timing of the provision of services or the level of effort varies from the estimate, we will adjust the accrual accordingly. The majority of our service providers invoice us monthly in arrears for services performed. In the event that we do not identify costs that have been incurred or we underestimate or overestimate the level of services performed or the costs of such services, our actual expenses could differ from such estimates. The date on which some services commence, the level of services performed on or before a given date and the cost of such services are often subjective determinations. We make judgments based upon facts and circumstances known to us in accordance with GAAP.

Income Taxes

We use an asset and liability approach for financial accounting and reporting of income taxes. Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax basis assets and liabilities and are measured by applying enacted rates and laws to taxable years in which differences are expected to be recovered or settled. Further, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that the rate changes.

Effective January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, or FIN 48. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return, including a decision whether to file or not file a return in a particular jurisdiction. Under FIN 48, the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts.

We do not have any unrecognized tax benefits as of the date of adoption or March 31, 2008. We review all tax positions to ensure the tax treatment selected is sustainable based on its technical merits and that the position would be sustained if challenged.

Results of Operations

Results of operations may vary from period to period depending on numerous factors, including the timing of payments received under existing or future strategic alliances, joint ventures or financings, if any, the progress of our research and development projects, technological advances and determinations as to the commercial potential of proposed products.

Comparison of Three Months Ended March 31, 2008 and 2007

Revenue. Revenue was $627,000 and $1.6 million for the three months ended March 31, 2008 and 2007, respectively. The decrease in revenue in 2008 is primarily due to the extended period over which we recognize amounts received under the Gilead arrangement. Our efforts under the collaboration, which were previously estimated to be complete in 2008, will extend through mid 2009. Additionally, efforts under our Small Business Innovation Research, or SBIR, grant were completed in the first quarter of 2007, and therefore no additional grant revenue related to this grant will be recognized. Revenue consisted of the following:

	Three Months Ended March 31,
	2008	2007	Change
	(in thousands)
Gilead collaboration revenue	$627	$1,515	$(888)
Grant revenue	—	35	(35)

Total revenue	$627	$1,550	$(923)

Through the completion of our performance obligations in 2009, we expect to recognize additional revenue of approximately $2.1 million, offset by any payments we are obligated to make to Gilead Sciences in satisfaction of external costs paid by Gilead Sciences under our external cost-sharing arrangement. It is possible that we will recognize negative revenue in future quarters based upon the timing of our performance under the collaboration, and on the timing and magnitude of external costs borne by Gilead Sciences.

Research and development expenses. Research and development expenses were $5.0 million and $8.4 million for the three months ended March 31, 2008 and 2007, respectively. The decrease from 2007 to 2008 was primarily due to lower outsourced research costs related to phase II trials for elvucitabine, and the completion of preclinical testing of ACH-702 in 2007, offset somewhat by increased scientific consulting fees. We expect that research and development expenses during the remainder of 2008 will remain substantially unchanged from the first quarter of 2008. Research and development expenses for the three months ended March 31, 2008 and 2007 are comprised as follows:

	Three Months Ended March 31,
	2008	2007	Change
	(in thousands)
Personnel costs	$1,749	$1,779	$(30)
Stock based compensation	298	158	140
Outsourced research and supplies	1,633	5,334	(3,701)
Professional and consulting fees	542	325	217
Facilities costs	723	677	46
Travel and other costs	53	94	(41)

Total	$4,998	$8,367	$(3,369)

General and administrative expenses. General and administrative expenses were $1.7 million and $1.5 million for the three months ended March 31, 2008 and 2007, respectively. The increase from 2007 to 2008 was primarily due to increased accounting and auditing fees and increased insurance premiums. We expect that general and administrative expenses will remain substantially unchanged over the next twelve months. General and administrative expenses for the three months ended March 31, 2008 and 2007 are comprised as follows:

	Three Months Ended March 31,
	2008	2007	Change
	(in thousands)
Personnel costs	$537	$528	$9
Stock based compensation	268	253	15
Professional and consulting fees	431	336	95
Facilities costs	294	265	29
Travel and other costs	159	166	(7)

Total	$1,689	$1,548	$141

Interest income (expense). Interest income was $291,000 and $759,000 for the three months ended March 31, 2008 and 2007, respectively. The decrease from 2007 to 2008 was primarily due to decreased average cash balances combined with lower interest rates. Interest expense was $251,000 and $265,000 for the three months ended March 31, 2008 and 2007, respectively. Interest expense is expected to increase in 2008 due to the receipt of $5.0 million under our 2008 Credit Facility in February 2008.

Tax benefit. The State of Connecticut provides companies with the opportunity to forego certain research and development tax credit carryforwards in exchange for cash. The program provides for such exchange of the research and development credits at a rate of 65% of the annual incremental and non-incremental research and development credits, as defined. The amount of tax benefit we recognized in connection with this exchange program was $22,000 and $209,000 for the three months ended March 31, 2008 and 2007, respectively. The $187,000 decrease from 2007 to 2008 was due to the decrease in eligible research and development costs, resulting primarily from near completion of elvucitabine phase II trials and reduced preclinical costs associated with ACH-702.

Liquidity and Capital Resources

Since our inception in August 1998, we have financed our operations primarily through our initial public offering, the issuance of our convertible preferred stock, borrowings under debt facilities, as well as through receipts from our collaboration with Gilead Sciences. Through March 31, 2008, we had received approximately $161.2 million in aggregate net proceeds from stock issuances, including convertible preferred stock and our initial public offering, $18.6 million from Gilead Sciences under our collaboration agreement with them and approximately $22.1 million under the following debt facilities:

Lender	Date	Interest Rate (per annum)	Principal Amount	Maturity Date
Connecticut Innovations, Inc.	November 2000	7.5%	$1,400,000	September 2010
Connecticut Innovations, Inc.	May 2002	7.5%	$278,000	October 2007
General Electric Capital Corporation	March 2002	8.01% - 10.17%	$3,264,182	March 2005-May 2007
Webster Bank	May 2003	6.72% - 9.27%	$972,185	June 2006-Dec 2009
Oxford Finance Corporation	December 2005	10.92%	$2,500,000	November 2008
General Electric Capital Corporation	December 2005	10.92%	$2,500,000	November 2008
Oxford Finance Corporation	May 2006	11.56%	$2,500,000	April 2009
General Electric Capital Corporation	May 2006	11.56%	$2,500,000	April 2009
Oxford Finance Corporation	June 2007	11.58%	$400,000	June 2010
General Electric Capital Corporation	June 2007	11.58%	$400,000	June 2010
Webster Bank	December 2007	7.46%	$414,623	December 2010
Oxford Finance Corporation	February 2008	9.97%	$2,500,000	March 2011
General Electric Capital Corporation	February 2008	9.97%	$2,500,000	March 2011

The amounts reflected above represent original maturities under our debt agreements. As of March 31, 2008, our debt balance due to borrowings is $10,422 million with a weighted average interest rate of 10.45%.

In February 2008, we entered into a credit facility with GE Capital Corporation and Oxford Finance Corporation. The new facility has substantially the same terms as the 2005 Credit Facility. At the same time, we combined the amounts outstanding under the 2005 Credit Facility with the newly issued notes. The 2008 Credit Facility provides $5,000 to fund our working capital needs, and is secured by substantially all of our tangible assets. In connection with the 2008 Credit Facility, the Company issued warrants to purchase 43 shares of common stock at an exercise price of $4.68 per share.

We had $29.1 million and $31.1 million in cash, cash equivalents and marketable securities as of March 31, 2008 and December 31, 2007, respectively.

Cash used in operating activities was $6.1 million for the three months ended March 31, 2008 and was primarily attributable to our $6.0 million net loss and decreases in deferred revenue and accrued expenses primarily offset by a decrease in working capital and non-cash charges related to depreciation, amortization and non-cash stock based compensation. Cash used in operating activities was $7.2 million for the three months ended March 31, 2007 and was primarily attributable to our $7.7 million net loss, primarily offset by an increase in working capital and non-cash charges related to depreciation, amortization and non-cash stock based compensation.

Cash provided by investing activities was $4.6 million for the three months ended March 31, 2008 and was primarily attributable to the maturities of marketable securities offset by purchases of marketable securities. Cash used in investing activities was $2.9 million for the three months ended March 31, 2007 and was primarily attributable to the purchase of marketable securities offset by maturities of marketable securities.

Cash provided by financing activities was $3.9 million for the three months ended March 31, 2008 and was primarily attributable to $5.0 million in borrowing under our 2008 credit facility, offset by repayments of debt. Cash used in financing activities was $851,000 for the three months ended March 31, 2007 and was primarily attributable to $876,000 used for repayments of debt.

We expect to incur continuing and increasing losses from operations for at least the next several years as we seek to:

•	complete the open-label extension phases of our phase II clinical trials for elvucitabine;

•	complete our assessment of ACH-702 preclinical data and prepare for early clinical testing;

•	complete IND-enabling preclinical testing of ACH-1095;

•	advance our HCV protease inhibitor for chronic hepatitis C infection;

•	advance our carbapenem compounds to identify a clinical lead candidate; and

•	progress additional drug candidates.

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

We believe that our existing cash and cash equivalents will be sufficient to meet our projected operating requirements for at least the next twelve months. However, our funding resources and requirements may change and will depend upon numerous factors, including but not limited to:

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

We anticipate that we will augment our cash balance in 2008 through additional financing transactions, including the issuance of debt or equity securities, and further corporate alliances. No arrangements have been entered into for any future financing, and there can be no assurance that we will be able to obtain adequate levels of additional funding or favorable terms, if at all. If adequate funds are not available during 2008, we will be required to:

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

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The standard is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We adopted SFAS No. 157 for financial assets and liabilities effective January 1, 2008. There was no impact to our financial statements upon adoption. On February 12, 2008, the FASB issued FASB Staff Position (FSP) FAS No. 157-2. This FSP permits a delay in the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually. We do not believe that its adoption will have a material impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159. SFAS No. 159 permits an entity to elect to report many financial assets and liabilities at fair value. Entities electing the fair value option would be required to recognize changes in fair value in earnings and are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. The initial adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. We did not elect to adopt the fair value option.

In June 2007, the Emerging Issues Task Force, or EITF, reached a consensus on EITF Issue No. 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, or EITF 07-03. EITF No. 07-03 concludes that non-refundable advance payments for future research and development activities should be deferred and capitalized until the goods have been delivered or the related services have been performed. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. This consensus is effective for fiscal years beginning after December 15, 2007. The adoption of EITF No. 07-03 in the first quarter of 2008 did not have an impact on our financial statements.

In December 2007, the EITF reached a consensus on EITF Issue No. 07-01, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property, or EITF No. 07-01. EITF No. 07-01 prescribes the accounting for collaborations. It requires certain transactions between collaborators to be recorded in the income statement on either a gross or net basis within expenses when certain characteristics exist in the collaboration relationship. EITF No. 07-01 is effective for our collaborations existing after January 1, 2009. We are currently evaluating the impact this standard will have on our financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which changes the accounting for business acquisitions. SFAS No. 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination, including contingent consideration; exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. SFAS No. 141R is effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances occurring after December 31, 2008. Adoption of SFAS No. 141R will likely have a material impact on the Company’s financial position and results of operations in the event that the Company enters into a business combination that falls within the scope of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, which establishes new standards governing the accounting for and reporting of noncontrolling interests, or NCIs, in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs be treated as a separate component of equity, not as a liability; that increases and decrease in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also requires changes to certain presentation and disclosure requirements. SFAS No. 160 is effective for fiscal years beginning after December 31, 2008. We do not believe that our adoption of SFAS No. 160 will have a material impact on our financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. Our exposure to market risk is confined to our cash, cash equivalents and marketable securities. We invest in high-quality financial instruments, primarily money market funds, federal agency notes, corporate debt securities and U.S. treasury notes, with the effective duration of the portfolio less than six months and no security with an effective duration in excess of 12 months, which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. Due to the short-term nature of our investments, we do not believe that we have any material exposure to interest rate risk or changes in credit ratings arising from our investments.

Capital Market Risk. We currently have no product revenues and depend on funds raised through other sources. One source of funding is through future equity offerings. Our ability to raise funds in this manner depends upon capital market forces affecting our stock price.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a–15(d) and 15d–15(d) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant losses since our inception in August 1998. At March 31, 2008, our accumulated deficit was approximately $158 million. We have not generated any revenue from the sale of drug candidates to date. We expect that our annual operating losses will increase substantially over the next several years as we expand our research, development and commercialization efforts, including:

•

completing the open label extension periods for phase II clinical trials for elvucitabine and, if we are successful in forming a licensing arrangement with a potential collaboration partner, moving into pivotal phase III clinical trials;

•	advancing ACH-1095 through preclinical testing and completion of proof-of-concept; and

•	advancing our HCV protease inhibitor series into preclinical testing and completion of proof-of-concept; and

•	completing our assessment of ACH-702 preclinical data and completion of proof-of-concept;

•	advancing our carbapenem compounds to identify a clinical lead candidate; and

•	continuing to advance our other research and discovery programs in HIV and HCV, and identifying other infectious disease drug candidates.

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

We believe that our existing cash and cash equivalents will be sufficient to support our current operating plan through at least the next twelve months. However, we anticipate that we will augment our cash balance in 2008 through financing transactions, including the issuance of debt or equity securities, and further corporate alliances. No arrangements have been entered into for any future financing, and there can be no assurance that we will be able to obtain adequate levels of additional funding or favorable terms, if at all. In addition, our operating plan may change as a result of many factors, including:

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

We may grow through additional acquisitions, which could dilute our existing shareholders and could involve substantial integration risks.

As part of our business strategy, we may acquire other businesses and/or technologies in the future. We may issue equity securities as consideration for future acquisitions that would dilute our existing stockholders, perhaps significantly depending on the terms of the acquisition. We may also incur additional debt in connection with future acquisitions, which, if available at all, may place additional restrictions on our ability to operate our business. Acquisitions may involve a number of risks, including:

•	difficulty in transitioning and integrating the operations and personnel of the acquired businesses, including different and complex accounting and financial reporting systems;

•	potential disruption of our ongoing business and distraction of management;

•

potential difficulty in successfully implementing, upgrading and deploying in a timely and effective manner new operational information systems and upgrades of our finance, accounting and product distribution systems;

•	difficulty in incorporating acquired technology and rights into our products and technology;

•	unanticipated expenses and delays in completing acquired development projects and technology integration;

•	management of geographically remote units both in the United States and internationally;

•	impairment of relationships with partners;

•	entering markets or types of businesses in which we have limited experience;

•	potential loss of key employees of the acquired company; and

•	inaccurate assumptions of acquired company’s product quality and/or product reliability.

As a result of these and other risks, we may not realize anticipated benefits from our acquisitions. Any failure to achieve these benefits or failure to successfully integrate acquired businesses and technologies could seriously harm our business.

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

We plan to enter into an alliance for the phase III development and commercialization of elvucitabine, our drug candidate for treatment of HIV. Given the limited number of global pharmaceutical companies which currently develop and market drugs for the treatment of HIV, and the strategic need for elvucitabine to be suitable for co-formulation with drugs already marketed or under development by a potential partner, we may not be successful in forming such an alliance. If we are not successful in forming an alliance that provides for up-front or near-term milestone fees, we may be required to raise additional capital through the issuance of equity or debt securities.

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

•

NS4A Antagonist and Protease Inhibitor. If approved, our NS4A antagonists would compete with drugs currently approved for the treatment of hepatitis C, the interferon-alpha based products from Roche (Pegasys and Roferon-A) or Schering-Plough (Intron-A or Peg-Intron) and the ribavirin based products from Schering-Plough (Rebetrol), Roche (Copegus) or generic versions sold by various companies. In addition, our HCV compounds may compete with the interferon and ribavirin based drugs currently in development such as Valeant’s ribavirin analog (Viramidine) and Human Genome Sciences’ Albuferon. Other products are also under development for the treatment of hepatitis C by companies such as Abbott, Anadys, Boehringer Ingelheim, Bristol-Myers Squibb, Gilead Sciences, GlaxoSmithKline, Human Genome Sciences, Intermune, Johnson & Johnson, Medivir, Merck, Novartis, Pfizer, Pharmasset, Roche, Schering-Plough, Valeant and Vertex.

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

•	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner;

•	we might have to suspend or terminate our clinical trials if the participants are being exposed to unacceptable health risks;

•	IRBs or regulators, including the FDA, may require that we hold, suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements; and

•	the supply or quality of our drug candidates or other materials necessary to conduct our clinical trials may be insufficient or inadequate.

We, and a number of other companies in the pharmaceutical and biotechnology industries, have suffered significant setbacks in later stage clinical trials even after achieving promising results in early-stage development. For example, in February 2007, we announced that we discontinued further clinical development of ACH-806 (also known as GS-9132) which was determined to have positive antiviral effect in a proof-of-concept clinical trial in HCV infected patients, but also to elevate serum creatinine levels, a marker of kidney function. There can be no assurance that we have identified the source of the serum creatinine elevation and that we will not see a similar outcome in human clinical trials with that program’s successor compound, ACH-1095. Accordingly, there can be no assurance that this, or another type of toxicity, will not arise in future clinical trials. Additionally, the results from the completed preclinical studies and clinical trials and ongoing clinical trials for elvucitabine, ACH-702 and our other drug candidates may not be predictive of the results we may obtain in later stage trials. In addition, we have not yet made a final determination regarding the most appropriate therapeutic application or clinical plan for ACH-702, and we may not be successful in developing a clinical plan that is acceptable to the FDA or that ultimately demonstrates ACH-702 to be safe, tolerable and efficacious. We do not expect any of our drug candidates to be commercially available for at least several years.

If we are unable to obtain U.S. and/or foreign regulatory approval, we will be unable to commercialize our drug candidates.

Our drug candidates are subject to extensive governmental regulations relating to among other things, research, testing, development, manufacturing, safety, efficacy, record keeping, labeling, marketing and distribution of drugs. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process are required in the United States and in many foreign jurisdictions prior to the commercial sale of our drug candidates. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. It is possible that none of the drug candidates we are developing will obtain marketing approval. In connection with the clinical trials for elvucitabine, ACH-1095, ACH-702 and any other drug candidate we may seek to develop in the future, we face risks that:

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

Any delay in obtaining or failure to obtain required approvals could materially adversely affect our ability to progress the development of a drug candidate and to generate revenues from that drug candidate. In particular, we plan to request a pre-IND development meeting with the FDA during the second quarter regarding ACH-702, our antibacterial drug candidate. We expect to hold discussions approximately sixty days following our request on the most appropriate clinical strategy for ACH-702 and follow with submission of an IND to the FDA, if appropriate, based upon the outcome of those discussions. Given the complexity of the mechanism of action of this compound, which operates via a three-part target including gyrase, topoisomerase IV and primase, the complexity of the preclinical results noted with ACH-702, and the evolving regulatory climate for antibacterials, we believe our development strategy for this compound should be discussed with the FDA before initiating human clinical studies. There can be no assurance that the FDA will approve our IND application once filed. Furthermore, any regulatory approval to market a product may be subject to limitations on the indicated uses for which we may market the product and affect reimbursement by third-party payors. These limitations may limit the size of the market for the product. We are also subject to numerous foreign regulatory requirements governing the conduct of clinical trials, manufacturing and marketing authorization, pricing and third-party reimbursement. The foreign regulatory approval process includes all of the risks associated with FDA approval described above as well as risks attributable to the satisfaction of foreign regulations. Approval by the FDA does not ensure approval by regulatory authorities outside the United States. Foreign jurisdictions may have different approval procedures than those required by the FDA and may impose additional testing requirements for our drug candidates.

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

We rely upon third parties to produce material for preclinical and clinical testing purposes and intend to continue to do so in the future. We also expect to rely upon third parties to produce materials required for the commercial production of our drug candidates if we succeed in obtaining necessary regulatory approvals. If we are unable to arrange for third-party manufacturing, or to do so on commercially reasonable terms, we may not be able to complete development of our drug candidates or market them. Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured drug candidates ourselves, including reliance on the third party for regulatory compliance and quality assurance, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control and the possibility of termination or nonrenewal of the agreement by the third party, based on its own business priorities, at a time that is costly or damaging to us. In addition, the FDA and other regulatory authorities require that our drug candidates be manufactured according to current good manufacturing practice regulations. Any failure by us or our third-party manufacturers to comply with current good manufacturing practices and/or our failure to scale up our manufacturing processes could lead to a delay in, or failure to obtain, regulatory approval of any of our drug candidates. In addition, such failure could be the basis for action by the FDA to withdraw approvals for drug candidates previously granted to us and for other regulatory action.

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

As of March 31, 2008, our patent portfolio included a total of 305 patents and patent applications worldwide. We own or hold exclusive licenses to a total of 11 U.S. issued patents and 23 U.S. pending patent applications, as well as 233 pending PCT applications and foreign counterparts to many of these patents and patent applications. Our success depends in part on our ability to obtain patent protection both in the United States and in other countries for our drug candidates. Our ability to protect our drug candidates from unauthorized or infringing use by third parties depends in substantial part on our ability to obtain and maintain valid and enforceable patents. Due to evolving legal standards relating to the patentability, validity and enforceability of patents covering pharmaceutical inventions and the scope of claims made under these patents, our ability to maintain, obtain and enforce patents is uncertain and involves complex legal and factual questions. Accordingly, rights under any issued patents may not provide us with sufficient protection for our drug candidates or provide sufficient protection to afford us a commercial advantage against competitive products or processes. In addition, we cannot guarantee that any patents will issue from any pending or future patent applications owned by or licensed to us. Even if patents have issued or will issue, we cannot guarantee that the claims of these patents are or will be valid or enforceable or will provide us with any significant protection against competitive products or otherwise be commercially valuable to us. Patent applications in the United States are maintained in confidence for up to 18 months after their filing. In some cases, however, patent applications remain confidential in the U.S. Patent and Trademark Office, which we refer to as the U.S. Patent Office, for the entire time prior to issuance as a U.S. patent. Similarly, publication of discoveries in the scientific or patent literature often lag behind actual discoveries. Consequently, we cannot be certain that we or our licensors or co-owners were the first to invent, or the first to file patent applications on, our drug candidates or their use as anti-infective drugs. In the event that a third party has also filed a U.S. patent application relating to our drug candidates or a similar invention, we may have to participate in interference proceedings declared by the U.S. Patent Office to determine priority of invention in the United States. The costs of these proceedings could be substantial and it is possible that our efforts would be unsuccessful, resulting in a loss of our U.S. patent position. Furthermore, we may not have identified all U.S. and foreign patents or published applications that affect our business either by blocking our ability to commercialize our drugs or by covering similar technologies that affect our drug market.

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

We are party to a number of licenses that give us rights to third-party intellectual property that is necessary or useful for our business. In particular, we have obtained a sublicense from Vion Pharmaceuticals and a license from Emory University with respect to elvucitabine. We also recently obtained an exclusive worldwide license for research, development and commercialization of certain compounds for the treatment of serious bacterial infections from FOB Synthesis, Inc. We may enter into additional licenses to third-party intellectual property in the future. Our success will depend in part on the ability of our licensors to obtain, maintain and enforce patent protection for their intellectual property, in particular, those patents to which we have secured exclusive rights. Our licensors may not successfully prosecute the patent applications to which we are licensed. Even if patents issue in respect of these patent applications, our licensors may fail to maintain these patents, may determine not to pursue litigation against other companies that are infringing these patents, or may pursue such litigation less aggressively than we would. In addition, our licensors may terminate their agreements with us in the event we breach the applicable license agreement and fail to cure the breach within a specified period of time. Without protection for the intellectual property we license, other companies might be able to offer substantially identical products for sale, which could adversely affect our competitive business position and harm our business prospects.

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

ITEM 6.	EXHIBITS

10.1†	Research and License Agreement, dated as of April 4, 2008 by and between Achillion Pharmaceuticals, Inc. and FOB Synthesis, Inc.

31.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

†	Indicates confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACHILLION PHARMACEUTICALS, INC.

Date: May 7, 2008	/s/ Michael D. Kishbauch
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2008	/s/ Mary Kay Fenton
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit
10.1†	Research and License Agreement, dated as of April 4, 2008 by and between Achillion Pharmaceuticals, Inc. and FOB Synthesis, Inc.

31.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

†	Indicates confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request.