Form 10-Q
period 2008-06-30
ACHILLION PHARMACEUTICALS INC
filed 2008-08-14
CIK 1070336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of August 13, 2008, the registrant had 26,376,078 shares of Common Stock, $0.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Achillion Pharmaceuticals, Inc.

Balance Sheets

(in thousands, except per share amounts)

(Unaudited)

	June 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$10,758	$8,971
Marketable securities	11,224	22,138
Accounts receivable	369	136
Prepaid expenses and other current assets	566	1,671

Total current assets	22,917	32,916
Fixed assets, net	2,089	2,475
Deferred financing costs	115	36
Restricted cash	205	205

Total assets	$25,326	$35,632

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,665	$2,083
Accrued expenses	2,766	2,748
Deferred revenue	1,290	1,298
Current portion of long-term debt	9,062	6,563

Total current liabilities	14,783	12,692
Accrued expenses, net of current portion	114	130
Deferred revenue	424	1,272

Total liabilities	15,321	14,094

Commitments
Stockholders’ Equity:
Common Stock, $.001 par value; 100,000 shares authorized: 15,659 and 15,637 shares issued and outstanding, respectively	16	16
Additional paid-in capital	174,601	173,301
Accumulated deficit	(164,616)	(151,830)
Accumulated other comprehensive income	4	51

Total stockholders’ equity	10,005	21,538

Total liabilities and stockholders’ equity	$25,326	$35,632

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Revenue	$398	$1,195	$1,025	$2,745

Operating expenses
Research and development	5,483	7,719	10,481	16,085
General and administrative	1,608	1,723	3,296	3,271

Total operating expenses	7,091	9,442	13,777	19,356

Loss from operations	(6,693)	(8,247)	(12,752)	(16,611)
Other income (expense)
Interest income	162	666	453	1,424
Interest expense	(308)	(242)	(559)	(506)

Net loss before tax benefits	(6,839)	(7,823)	(12,858)	(15,693)
Tax benefit	50	170	72	371

Net loss	(6,789)	(7,653)	(12,786)	(15,322)

Basic and diluted net loss per share (Note 3)	$(0.43)	$(0.49)	$(0.82)	$(0.99)

Weighted average shares used in computing basic and diluted net loss per share	15,646	15,556	15,642	15,548

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities
Net loss	$(12,786)	$(15,322)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	419	372
Noncash stock-based compensation	1,092	811
Noncash interest expense	75	58
Loss on disposal of equipment	—	2
Amortization of discount on securities	(284)	(1,036)
Changes in operating assets and liabilities:
Accounts receivable	(233)	766
Prepaid expenses and other current assets	1,105	161
Account payable	(418)	600
Accrued expenses	2	1,287
Deferred revenue	(856)	(1,690)

Net cash used in operating activities	(11,884)	(13,991)

Cash flows from investing activities
Purchase of property and equipment	(12)	(418)
Purchase of available for sale marketable securities	(11,613)	(38,428)
Maturities of marketable securities	22,764	40,430

Net cash provided by investing activities	11,139	1,584

Cash flows from financing activities
Proceeds from exercise of stock options	13	65
Proceeds from sale of common stock under the Employee Stock Purchase Plan	40	93
Proceeds from repayment of stock subscription receivable	—	49
Borrowings under notes payable	5,000	800
Repayments of notes payable	(2,421)	(1,759)
Payment of deferred financing costs	(100)	—

Net cash provided by (used in) financing activities	2,532	(752)

Net increase (decrease) in cash and cash equivalents	1,787	(13,159)
Cash and cash equivalents, beginning of period	8,971	22,662

Cash and cash equivalents, end of period	$10,758	$9,503

Supplemental disclosure of cash flow information
Cash paid for interest	$442	$453
Cash received from tax credits	$1,008	$—
Supplemental disclosure of noncash financing activities
Issuance of warrants in connection with debt financing	$155	$—
Cashless exercise of warrants	$—	$282

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

The Company has incurred losses of $150,753 from inception through June 30, 2008 and had an accumulated deficit of $164,616 through June 30, 2008. The Company has funded its operations primarily through the sale of equity securities, borrowings from debt facilities, and the receipt of license fees, milestone and cost-sharing receipts from its collaboration partner, Gilead Sciences, Inc. (“Gilead”).

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

3. Earnings (Loss) Per Share (“EPS”)

Basic EPS is calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, or SFAS No. 128, by dividing net income or loss attributable to common stockholders by the weighted average common stock outstanding. Diluted EPS is calculated in accordance with SFAS No. 128 by adjusting weighted average common shares outstanding for the dilutive effect of common stock options and warrants. In periods in which a net loss is recorded, no effect is given to potentially dilutive securities, since the effect would be antidilutive. Total securities that could potentially dilute basic EPS in the future were not included in the computation of diluted EPS because to do so would have been antidilutive for the three and six months ended June 30, 2008 and 2007. Basic EPS for the three and six months ended June 30, 2008 and 2007 were as follows (prior to consideration of the treasury stock method):

	Three and Six Months Ended June 30,
	2008	2007
Options	1,834	1,182
Warrants	354	312

Total potentially dilutive securities outstanding	2,188	1,494

4. Collaboration Arrangement

In November 2004, the Company entered into a collaboration arrangement with Gilead Sciences Inc. (the “Gilead Arrangement”) to jointly develop and commercialize compounds for use in treating hepatitis C infection which inhibit viral replication through a specified novel mechanism of action. Commercialization efforts will commence only if such compounds are found to be commercially viable and all appropriate regulatory approvals have been obtained. In connection with this arrangement, Gilead paid the Company $10,000 as payment for both a non-refundable upfront license fee and 2,300 shares of Series C-1 Convertible Preferred Stock (“Series C-1”).

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

Under the Gilead Arrangement, through March 31, 2007, agreed upon research or development expenses, including internal full-time equivalent (“FTE”) costs and external costs, incurred by both companies during the period up to proof-of-concept were borne equally by both parties. Prior to March 31, 2007, the Company was incurring the majority of those expenses and, therefore, was the net receiver of funds under this cost-sharing portion of the arrangement. Effective April 1, 2007, internal full-time equivalent costs are no longer subject to this cost-sharing arrangement. Instead, each party bears its own internal costs, including FTE costs. External costs continue to be shared equally by both parties. In March 2007, the Company and Gilead also revised their joint research program to focus on next-generation NS4A antagonists, after discontinuing clinical trials for ACH-806, an NS4A antagonist the Company was previously evaluating. Pursuant to the project plan under the Gilead Arrangement, the Company’s remaining obligations under the plan continue through the third quarter of 2009.

Gilead has the right to terminate the agreement without cause upon 120 days written notice to the Company. Upon termination of the Gilead Arrangement for any reason, all cost share amounts due and payable through the date of termination shall be paid by the appropriate party and no previously paid amounts will be refundable.

During the three months ended June 30, 2008 and 2007, the Company recognized revenue of $398 and $1,195, under the Gilead Arrangement, respectively, of which $251 and $722, respectively, related to the recognition of the non-refundable upfront fee and a pre-proof-of-concept milestone under the proportionate performance model. The remaining $147 and $473 recognized during the three months ended June 30, 2008 and 2007, relate to FTE reimbursements recognized under the proportionate performance model and external costs billed under the Gilead Arrangement, net of the receipt of payments from Gilead of $2 for the three months ended June 30, 2008 and net of payments to Gilead of $109 for the three months ended June 30, 2008 and 2007, respectively. Payments to Gilead under this collaboration are recognized as a reduction in revenue.

During the six months ended June 30, 2008 and 2007, the Company recognized revenue of $1,025 and $2,710, under the Gilead Arrangement, respectively, of which $533 and $1,475, respectively, related to the recognition of the non-refundable upfront fee and a pre-proof-of-concept milestone under the proportionate performance model. The remaining $492 and $1,235 recognized during the six months ended June 30, 2008 and 2007, relate to FTE reimbursements recognized under the proportionate performance model and external costs billed under the Gilead Arrangement, net of payments made to Gilead of $24 and $358 for the six months ended June 30, 2008 and 2007, respectively. Payments to Gilead under this collaboration are recognized as a reduction in revenue.

Included in the accompanying balance sheets as of June 30, 2008 and December 31, 2007 are $294 and $989 respectively, of accounts receivable resulting from this collaboration agreement and $1,714 and $2,570, respectively, of deferred revenue resulting from the up-front fee, a milestone payment, and FTE costs. In addition to Gilead’s rights to unilaterally terminate this agreement, each party has the right to terminate for material breach; however, the Company may terminate for Gilead’s breach only on a market-by-market basis, and, if applicable, a product-by-product basis.

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

Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; or

Level 3: Unobservable inputs.

The fair value of the Company’s securities of $11,224 as of June 30, 2008 is valued based on level 2 inputs as defined in SFAS No. 157. The Company classifies its entire investment portfolio as available for sale as defined in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. As of June 30, 2008 and December 31, 2007, the Company’s investment portfolio consisted of U.S. government and agency securities and short term commercial paper held by a major banking institution. The maturities of all marketable securities held at June 30, 2008 and December 31, 2007 are less than one year. Securities are carried at fair value with the unrealized gains (losses) reported as a separate component of stockholders’ equity.

The unrealized gain from marketable securities was $4 and $51 at June 30, 2008 and December 31, 2007, respectively.

As of June 30, 2008 and December 31, 2007, none of the Company’s investments were determined to be other than temporarily impaired.

6. Accrued Expenses

Current and long-term accrued expenses consist of the following:

	June 30, 2008	December 31, 2007
Accrued compensation	$953	$720
Accrued research and development expenses	1,417	1,618
Accrued professional fees	244	294
Other accrued expenses	266	246

Total	$2,880	$2,878

Accrued research and development expenses are comprised of amounts owed to third-party contract research organizations or “CROs”, clinical investigators, laboratories and data managers for research and development work performed on behalf of the Company.

7. Debt

Debt consists of the following:

	June 30, 2008	December 31, 2007
CII Term Loan, payable in monthly installments of $13 through September 2010 with a final balloon payment of $686, with interest at 7.5% per annum	$890	$933
2003 Credit Facility, payable in monthly installments as the individual notes mature through December 2010, with interest ranging from 7.75% to 9.06% per annum	525	675
2005 Credit Facility, payable in monthly installments as notes mature through December 2009, with interest of 10.92% to 11.58% per annum	—	4,955
2008 Credit Facility, payable in monthly installments as notes mature through March 2011, with interest of 9.97% to 11.58% per annum	7,647	—

Total long-term debt	9,062	6,563
Less: current portion	(9,062)	(6,563)

Total long-term debt, net of current portion	$—	$—

In February 2008, the Company entered into a credit facility with GE Capital Corporation and Oxford Finance Corporation. This facility has substantially the same terms as the 2005 Credit Facility. At the same time, the Company combined the amounts outstanding under the 2005 Credit Facility with the newly issued notes (collectively, the “2008 Credit Facility”). The 2008 Credit Facility provided $5,000 to fund the Company’s working capital needs, and is collateralized by substantially all of the Company’s tangible assets. In connection with the 2008 Credit Facility, the Company issued warrants to purchase 43 shares of common stock at an exercise price of $4.68 per share. The fair value of the warrants at the date of issuance was estimated to be $155, utilizing the Black Scholes method and was recorded as a debt discount. This amount is being amortized as interest expense over the term of the loan.

All of the Company’s debt agreements contain certain subjective acceleration clauses, such that upon the occurrence of a material adverse change in the financial condition, business or operations of the Company in the view of the lenders (“Material Adverse Change”), amounts due under the agreement may become immediately due and payable. The Company has no indication that it is in default of any Material Adverse Change clauses, and none of the Company’s lenders have accelerated scheduled loan payments as a result of these provisions.

8. Stock-Based Compensation

The Company’s 2006 Stock Incentive Plan, or the 2006 Plan, is administered by the Company’s Board of Directors and provides for the grant of incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights and other stock-based awards. The Company’s officers, employees, consultants, advisors and directors are eligible to receive awards under the 2006 Plan; however, incentive stock options may only be granted to employees. Options granted are exercisable for a period determined by the Company, but in no event longer than ten years from the date of the grant. Options generally vest ratably over four years. There were 789 shares available to be granted under the 2006 Plan as of June 30, 2008.

A summary of the status of the Company’s stock option activity for the six months ended June 30, 2008 is presented in the table and narrative below:

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2008	1,857	$5.97
Granted	16	4.41
Exercised	(7)	1.82
Cancelled/Forfeited	(32)	6.78

Outstanding at June 30, 2008	1,834	$5.96

Options exercisable at June 30, 2008	925	$4.69

Weighted-average fair value of options granted during the period		$2.65

The Company utilizes the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of assumptions which determine the fair value of the stock-based awards. The assumptions used to value options granted are as follows:

	For the Six Months Ended
	June 30, 2008	June 30, 2007
Expected term of option	6.1 years	6.1 years
Expected volatility	64%	70%
Risk free interest rate	2.67 – 3.48%	4.51 – 4.94%
Expected dividend yield	0%	0%

Total compensation expense recorded in the accompanying statements of operations associated with option grants made to employees for the three months ended June 30, 2008 and 2007 was $525 and $400, respectively. Total compensation expense recorded in the accompanying statements of operations associated with option grants made to employees for the six months ended June 30, 2008 and 2007 was $1,058 and $807, respectively. The Company recorded no tax benefit related to these options since the Company currently maintains a full valuation allowance.

As of June 30, 2008, the intrinsic value of the options outstanding was $316, of which $300 related to vested options and $16 related to unvested options. The intrinsic value of stock options is calculated based on the difference between the exercise prices of the underlying awards and the quoted stock price of the Company’s common stock as of the reporting date.

As of June 30, 2008, the total compensation cost related to unvested options not yet recognized in the financial statements is approximately $4,276, net of estimated forfeitures, and the weighted average period over which this amount is expected to be recognized is 1.44 years.

The Company also occasionally grants stock option awards to consultants. Such grants are accounted for pursuant to Emerging Issue Task Force (“EITF”) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Accordingly, the Company recognizes compensation expense equal to the fair value of such awards and amortizes such expense over the performance period. Total expense for the three months ended June 30, 2008 and 2007 was $4 and $1, respectively and total expense for the six months ended June 30, 2008 and 2007 was $13 and $4, respectively.

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

The Company did not have any unrecognized tax benefits as of the date of adoption of FIN 48 or June 30, 2008.

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

Details relating to unrealized gains and losses and other comprehensive loss are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Net loss	$(6,789)	$(7,653)	$(12,786)	$(15,322)
Change in unrealized gain (loss) on marketable securities	(73)	(7)	(47)	14

Total comprehensive loss	$(6,862)	$(7,660)	$(12,833)	$(15,308)

11. Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The standard is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company adopted SFAS No. 157 for financial assets and liabilities effective January 1, 2008. There was no impact to the Company’s financial statements upon adoption. On February 12, 2008, the FASB issued FASB Staff Position (FSP) FAS No. 157-2. This FSP permits a delay in the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually. The Company does not believe that its adoption of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities will have a material impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159. SFAS No. 159 permits an entity to elect to report many financial assets and liabilities at fair value. Entities electing the fair value option would be required to recognize changes in fair value in earnings and are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. The initial adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. SFAS No. 159 was effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company did not elect to adopt the fair value option.

In June 2007, the Emerging Issues Task Force, or EITF, reached a consensus on EITF Issue No. 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, or EITF No. 07-03. EITF No. 07-03 concludes that non-refundable advance payments for future research and development activities should be deferred and capitalized until the goods have been delivered or the related services have been performed. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. This consensus was effective for fiscal years beginning after December 15, 2007. The Company’s adoption of EITF No. 07-03 on January 1, 2008 did not have an impact on its financial statements.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements or SFAS No. 160, an amendment of ARB No. 51, which establishes new standards governing the accounting for and reporting of noncontrolling interests, or NCIs, in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs be treated as a separate component of equity, not as a liability; that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also requires changes to certain presentation and disclosure requirements. SFAS No. 160 is effective for fiscal years beginning after December 31, 2008. The Company does not believe that the adoption of SFAS No. 160 will have a material impact on our financial statements.

12. Subsequent Event

On August 12, 2008, the Company issued 10,714,655 units at a price of $2.9049 per unit, resulting in gross proceeds of $31,100 or $29,500 net of offering expenses. Each unit consists of one share of the Company’s common stock and a warrant to purchase 0.25 shares of common stock at an exercise price of $3.53 per share. The investors may have the option to purchase an additional 3,679,078 units between February 2009 and August 2009. The Company has agreed to seek stockholder approval for the securities in accordance with NASDAQ Marketplace Rules.

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

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of innovative treatments for infectious diseases. Within the anti-infective market, we are currently concentrating on the development of antivirals and antibacterials. We are targeting our antiviral development efforts on treatments for chronic hepatitis C and HIV infection, and we are directing our antibacterial development efforts toward treatments for serious hospital-based bacterial infections.

We have devoted and are continuing to devote substantially all of our efforts toward product research and development. We have incurred losses of $150.8 million from inception through June 30, 2008 and had an accumulated deficit of $164.6 million through June 30, 2008. Our net losses were $12.8 million and $15.3 million for the six months ended June 30, 2008 and 2007, respectively. We have funded our operations primarily through:

•	proceeds of $161.2 million from the sale of equity securities, including our initial public offering in October 2006;

•	borrowings of $22.1 million from debt facilities; and

•	receipts of $10.0 million from up-front and milestone payments, as well as $8.8 million in cost-sharing receipts from our collaboration partner, Gilead Sciences.

We expect to incur substantial and increasing losses for at least the next several years as we seek to:

•	complete the open-label extension phases of our phase II clinical trials for elvucitabine;

•	complete IND-enabling preclinical testing of ACH-1095 and begin clinical testing;

•	complete IND-enabling preclinical testing of ACH-1625 and begin clinical testing;

•	complete our assessment of ACH-702 preclinical data and prepare for clinical testing;

•	advance our carbapenem compounds to identify a clinical lead candidate; and

•	progress additional drug candidates.

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

On August 12, 2008, we issued 10,714,655 units at a price of $2.9049 per unit, resulting in gross proceeds of $31.1 million, or $29.5 million net of offering expenses. Each unit consists of one share of our common stock and a warrant to purchase 0.25 shares of common stock at an exercise price of $3.53 per share. The investors may have the option to purchase an additional 3,679,078 units between February 2009 and August 2009. We have agreed to seek stockholder approval for the securities in accordance with NASDAQ Marketplace Rules.

Financial Operations Overview

Revenue

To date, we have not generated revenue from the sale of any drugs. The majority of our revenue recognized to date has been derived from our collaboration with Gilead Sciences to develop compounds for use in treating chronic hepatitis C infection. During the six months ended June 30, 2008 and 2007, we recognized $1.0 million and $2.7 million, respectively, under this collaboration arrangement.

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

Effective April 1, 2007, each party provides for the costs of their own full-time equivalents. External research costs continue to be shared equally by both parties. Through March 31, 2007 research and development expenses under our collaboration with Gilead Sciences, including internal full-time equivalent costs and external research costs, incurred by both companies prior to proof-of-concept, were borne equally by both parties. As we were providing the majority of those services and were incurring the majority of those expenses, we were the net recipient of funds under this cost-sharing portion of the arrangement and therefore recognized the reimbursed costs as revenue rather than research expense. Payments made by us to Gilead Sciences in connection with this collaboration are being recognized as a reduction of revenue.

Research and Development

Our research and development expenses reflect costs incurred for our proprietary research and development projects as well as costs for research and development projects conducted as part of collaborative arrangements. These costs consist primarily of salaries and benefits for our research and development personnel, costs of services by clinical research organizations, other outsourced research, materials used during research and development activities, facility-related costs such as rent and utilities associated with our laboratory and clinical development space and operating supplies. We expect that our research and development expenses will remain substantially unchanged for the remainder of the year.

We have established our drug candidate pipeline through our internal discovery capabilities and through the in-licensing of attractive drug candidates. Through these efforts we have identified and are developing candidates in the following areas:

•

Elvucitabine for HIV Infection. Elvucitabine is an antiviral we are developing for the treatment of HIV infection. We are currently evaluating elvucitabine in phase II clinical trials to further explore its safety and efficacy in HIV-infected patients. We currently retain full development and marketing rights to elvucitabine. However, we are currently in discussions with potential collaboration partners for elvucitabine and do not plan to advance elvucitabine into Phase III clinical trials without a collaboration partner.

•

ACH-1095, an NS4A Antagonist for Chronic Hepatitis C Infection. We are evaluating ACH-1095 for the treatment of chronic hepatitis C in collaboration with Gilead Sciences. ACH-1095 is currently in late-stage pre-clinical studies and we anticipate filing an investigational new drug application, or IND, for this compound during 2008.

•

ACH-1625, a Protease Inhibitor for Chronic Hepatitis C Infection. In a proprietary research program targeting HCV protease, we are also evaluating ACH-1625, which was discovered by our internal research team. ACH-1625 has demonstrated strong in vitro potency and a satisfactory early safety profile. We have recently begun preparations for late-stage pre-clinical studies and we anticipate filing an IND for this compound in the first half of 2009.

•

ACH-702 for Serious Hospital-Based Bacterial Infections. ACH-702 is a preclinical candidate with potency against a broad spectrum of bacterial pathogens including methicillin-resistant staphylococcus aureus, or MRSA, which we are developing for the treatment of serious hospital-based bacterial infections. We have scheduled a pre-IND development meeting with the FDA during the third quarter to discuss the most appropriate clinical strategy for this candidate. Following this meeting, if appropriate based upon the outcome of those discussions, we plan to file an IND.

All costs associated with internal research and development, and research and development services for which we have externally contracted, are expensed as incurred. The costs of obtaining patents for our candidates are expensed as incurred as indirect costs.

	Six Months Ended June 30,
	2008	2007
Direct external costs:
Elvucitabine	$1,966	$6,220
NS4A antagonists (including ACH-1095 and ACH-806)	539	1,193
ACH-1625	740	—
ACH-702	138	2,392

	3,383	9,805
Direct internal personnel costs	3,891	3,712

Sub-total direct costs	7,274	13,517
Indirect costs and overhead	3,207	2,568

Total research and development	$10,481	$16,085

Currently, we are completing the open-label extension phases of two phase II clinical trials for elvucitabine and conducting preclinical studies for ACH-1095 and ACH-1625. From inception through June 30, 2008, we incurred approximately $47.5 million in total costs for elvucitabine, approximately $28.0 million in total costs for our NS4A antagonist program, including both ACH-1095 and ACH-806, approximately $5.8 million for ACH-1625 and approximately $17.4 million in total costs for ACH-702. These figures include our internal research and development personnel costs and related facilities overhead. We currently estimate that the clinical trial costs for two phase III clinical trials of elvucitabine in different HIV populations will be approximately $50.0 million, exclusive of the internal personnel costs associated with conducting these trials; however, we currently do not plan to undertake these trials or incur these costs without entering a collaboration agreement. We estimate that the costs associated with completing phase I clinical trials for ACH-702 will be approximately $2.0 million, exclusive of the internal personnel costs associated with conducting these studies and trials. We anticipate that the costs associated with preclinical and early clinical development through proof-of-concept of ACH-1095, our next generation NS4A antagonist, will be approximately $2.7 million, exclusive of internal personnel costs. This amount represents one-half of the external costs associated with those activities, as we share such external costs with Gilead Sciences. We estimate that the costs associated with preclinical and early clinical development of ACH-1625, our HCV protease inhibitor, will be approximately $3.1 million.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations set forth below are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United

States, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and assumptions, including those described below. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management makes estimates and exercises judgment in revenue recognition, research and development costs, stock-based compensation, accrued expenses and income taxes. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect management’s more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition

We recognize revenue from contract research and development and research progress payments in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition, or SAB No. 104, and Financial Accounting Standards Board, or FASB, Emerging Issue Task Force, or EITF, Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, or EITF No. 00-21. Revenue-generating research and development collaborations are often multiple element arrangements, providing for a license as well as research and development services. Such arrangements are analyzed to determine whether the deliverables, including research and development services, can be separated or whether they must be accounted for as a single unit of accounting in accordance with EITF No. 00-21. We recognize upfront license payments as revenue upon delivery of the license only if the license has standalone value and the fair value of the undelivered performance obligations can be determined. If the fair value of the undelivered performance obligations can be determined, such obligations would then be accounted for separately as performed. If the license is considered to either (i) not have standalone value or (ii) have standalone value but the fair value of any of the undelivered performance obligations cannot be determined, the arrangement would then be accounted for as a single unit of accounting and the upfront license payments are recognized as revenue over the estimated period of when our performance obligations are performed.

When we determine that an arrangement should be accounted for as a single unit of accounting, we must determine the period over which the performance obligations will be performed and revenue related to upfront license payments will be recognized. Revenue will be recognized using either a proportionate performance or straight-line method. We recognize revenue using the proportionate performance method provided that we can reasonably estimate the level of effort required to complete our performance obligations under an arrangement and such performance obligations are provided on a best-efforts basis. Under the proportionate performance method, periodic revenue related to up-front license payments is recognized as the percentage of actual effort expended in that period to total effort expected for all of our performance obligations under the arrangement. Actual effort is generally determined based upon actual direct labor hours or full-time equivalents incurred and include research and development activities performed by internal scientists. Total expected effort is generally based upon the total direct labor hours of full-time equivalents incorporated into the detailed budget and project plan that is agreed to by both parties to the collaboration. Significant management judgment is required in determining the level of effort required under an arrangement and the period over which we expect to complete the related performance obligations. For example, under our arrangement with Gilead Sciences, the joint research committee periodically reviews and updates the project plan. In the event that a change in estimate occurs, the change will be accounted for using the cumulative catch-up method which provides for an adjustment to revenue in the current period. Estimates of our level of effort may change in the future, resulting in a material change in the amount of revenue recognized in future periods. We revised our joint research program with Gilead Sciences in the first quarter of 2007 to focus on next-generation NS4A antagonists. At that time, we extended the period over which our remaining obligations under the arrangement would be completed. In addition, we and Gilead Sciences agreed to continue to equally share external costs, but effective April 1, 2007, internal full-time equivalents would no longer be subject to a cost sharing arrangement. Instead, each party bears the costs of their respective full-time equivalents.

Generally under collaboration arrangements, payments received during the period of performance may include up-front payments, time-or performance-based milestones and reimbursement of internal and external costs. The proportion of actual performance to total expected performance is applied to these payments in determining periodic revenue, but will be limited by the aggregate cash received or receivable to date by us.

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

Stock-Based Compensation – Employee Stock-Based Awards

We apply the Statement of Financial Accounting Standards No. 123 as revised in 2004, Share-Based Payment, or SFAS No. 123R, which requires measurement and recognition of compensation expense for all stock-based awards made to employees and directors, including employee stock options and employee stock purchases under our 2006 ESPP Plan based on estimated fair values. In December 2007, the SEC issued Staff Accounting Bulletin No. 110, or SAB No. 110, which extends the use of the simplified method in developing an estimate of the expected term of “plain vanilla” share options beyond December 31, 2007. We utilize the provisions of SAB No. 110 in our application of SFAS No. 123R.

We primarily grant qualified stock options for a fixed number of shares to employees with an exercise price equal to the market value of the shares at the date of grant. To the extent that the amount of the aggregate fair market value of qualified stock options that become exercisable for an individual exceeds $100,000 during any tax year, those stock options are treated as non qualified stock options. Under the fair value recognition provisions of SFAS No. 123R, stock-based compensation cost is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized during the six months ended June 30, 2008 and 2007 includes compensation expense for stock-based awards granted prior to, but not yet vested as of December 31, 2005, based on the fair value on the grant date estimated in accordance with the pro forma provisions of SFAS No. 123. Compensation expense also includes amounts related to the stock-based awards granted subsequent to December 31, 2005, based on the fair value on the grant date, estimated in accordance with the provisions of SFAS No. 123R.

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

If factors change and we employ different assumptions in the application of SFAS No. 123R in future periods, the compensation expense that we record under SFAS No. 123R may differ significantly from what we have recorded in the current period. Therefore, we believe it is important for investors to be aware of the degree of subjectivity involved when using option pricing models to estimate share-based compensation under SFAS No. 123R. There is risk that our estimates of the fair values of our share-based compensation awards on the grant dates may differ from the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Certain share-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that is significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. Although the fair value of employee share-based awards is determined in accordance with SFAS No. 123R and SAB No. 110 using an option pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Accrued Expenses

As part of the process of preparing financial statements, we are required to estimate accrued expenses. This process involves identifying services which have been performed on our behalf and estimating the level of service performed and the associated cost incurred for such service as of each balance sheet date in our financial statements.

In accruing service fees, we estimate the time period over which services will be provided and the level of effort in each period. If the actual timing of the provision of services or the level of effort varies from the estimate, we will adjust the accrual accordingly. The majority of our service providers invoice us monthly in arrears for services performed. Some of our service providers require upfront or milestone payments. If our estimate of services performed is less than the upfront or milestone payments, the difference is accounted for as a prepaid expense. In the event that we do not identify costs that have been incurred or we underestimate or overestimate the level of services performed or the costs of such services, our actual expenses could differ from such estimates. The date on which some services commence, the level of services performed on or before a given date and the cost of such services are often subjective determinations. We make judgments based upon facts and circumstances known to us in accordance with U.S. GAAP.

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

We do not have any unrecognized tax benefits as of the date of adoption or June 30, 2008. We review all tax positions to ensure the tax treatment selected is sustainable based on its technical merits and that the position would be sustained if challenged.

Results of Operations

Results of operations may vary from period to period depending on numerous factors, including the timing of payments received under existing or future strategic alliances, joint ventures or financings, if any, the progress of our research and development projects, technological advances and determinations as to the commercial potential of proposed products.

Comparison of Three and Six Months Ended June 30, 2008 and 2007

Revenue. Revenue was $398,000 and $1.2 million for the three months ended June 30, 2008 and 2007, and $1.0 million and $2.7 million for the six months ended June 30, 2008 and 2007, respectively. The decrease in revenue in 2008 is primarily due to a decrease in full time equivalent, or FTE, hours we expended under the collaboration arrangement with Gilead in 2008, which is the basis of our proportionate performance calculation. Under the proportionate performance method, periodic revenue related to up-front license payments is recognized as the percentage of actual effort expended in that period to total effort expected for all of our performance obligations under the arrangement. This decrease is combined with a decrease in external costs incurred. During the first quarter of 2007, we recognized revenue under a Small Business Innovation Research, or SBIR, grant. No additional grant revenue related to this grant will be recognized. Revenue consisted of the following:

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Change	2008	2007	Change
	(in thousands)			(in thousands)
Gilead collaboration revenue	$398	$1,195	(797)	$1,025	$2,710	$(1,685)
Grant revenue	—	—	—	—	35	(35)

Total revenue	$398	$1,195	(797)	$1,025	$2,745	$(1,720)

Through the completion of our performance obligations under the collaboration with Gilead in 2009, we expect to recognize additional revenue of approximately $1.7 million, offset by any payments we are obligated to make to Gilead Sciences in satisfaction of external costs paid by Gilead Sciences under our external cost-sharing arrangement. It is possible that we will recognize negative revenue in future quarters based upon the timing of our performance under the collaboration, and on the timing and magnitude of external costs borne by Gilead Sciences.

Research and Development Expenses. Research and development expenses were $5.5 million and $7.7 million for the three months ended June 30, 2008 and 2007, respectively, and $10.5 million and $16.1 million for the six months ended June 30, 2008 and 2007, respectively. The decrease in 2008 was primarily due to lower outsourced research costs related to phase II trials for elvucitabine and the completion of preclinical testing of ACH-702 in 2007, partially offset by increased scientific consulting fees and the upfront license fee under our collaboration with FOB Synthesis for the six months ended June 30, 2008. We expect that research and development expenses during the remainder of 2008 will remain substantially unchanged from the first half of 2008. Research and development expenses for the three and six months ended June 30, 2008 and 2007 are comprised as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Change	2008	2007	Change
Personnel costs	$1,637	$1,645	$(8)	$3,387	$3,424	$(37)
Stock based compensation	220	134	86	518	292	226
Outsourced research and supplies	2,437	4,661	(2,224)	4,070	9,995	(5,925)
Professional and consulting fees	462	550	(88)	1,004	875	129
Facilities costs	664	643	21	1,387	1,321	66
Travel and other costs	63	86	(23)	115	178	(63)

Total	$5,483	$7,719	$(2,236)	$10,481	$16,085	$(5,604)

General and Administrative Expenses. General and administrative expenses were $1.6 million and $1.7 million for the three months ended June 30, 2008 and 2007, respectively and $3.3 million and $3.3 million for the six months ended June 30, 3008 and 2007, respectively. The decrease for the three months ended June 30, 2008 was primarily due to certain market studies performed during 2007 that were not repeated in 2008. We expect that general and administrative expenses will remain substantially unchanged over the next twelve months. General and administrative expenses for the three and six months ended June 30, 2008 and 2007 are comprised as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Change	2008	2007	Change
Personnel costs	$440	$482	$(42)	$976	$1,010	$(34)
Stock based compensation	307	266	41	575	519	56
Professional and consulting fees	401	530	(129)	832	866	(34)
Facilities costs	312	302	10	606	567	39
Travel and other costs	148	143	5	307	309	(2)

Total	$1,608	$1,723	$(115)	$3,296	$3,271	$25

Other Income (Expense). Interest income was $162,000 and $666,000 for three months ended June 30, 2008 and 2007, respectively. The decrease was primarily due to decreased average cash balances combined with lower interest rates. Interest expense was $308,000 and $242,000 for the three months ended June 30, 2008 and 2007, respectively. The increase was primarily due to interest related to the $5.0 million obtained under the 2008 credit facility in February 2008. Interest income was $453,000 and $1.4 million for six months ended June 30, 2008 and 2007, respectively. The decrease was primarily due to decreased average cash balances combined with lower interest rates. Interest expense was $559,000 and $506,000 for the six months ended June 30, 2008 and 2007, respectively. The increase was primarily due to interest related to the $5.0 million obtained under the 2008 credit facility in February 2008.

Tax Benefit. The State of Connecticut provides companies with the opportunity to forego certain research and development tax credit carryforwards in exchange for cash. The program provides for such exchange of the research and development credits at a rate of 65% of the annual incremental and non-incremental research and development credits, as defined. The amount of tax benefit we recognized in connection with this exchange program was $50,000 and $170,000 for the three months ended June 30, 2008 and 2007, respectively. The amount of tax benefit we recognized in connection with this exchange program was $72,000 and $371,000 for the six months ended June 30, 2008 and 2007, respectively. The decreases from 2007 to 2008 were due to the decrease in eligible research and development costs, resulting primarily from near completion of elvucitabine phase II trials and reduced preclinical costs associated with ACH-702.

Liquidity and Capital Resources

Since our inception in August 1998, we have financed our operations primarily through our initial public offering, the issuance of our convertible preferred stock, borrowings under debt facilities, as well as through receipts from our collaboration with Gilead Sciences. Through June 30, 2008, we had received approximately $161.2 million in aggregate net proceeds from stock issuances, including convertible preferred stock and our initial public offering, $18.8 million from Gilead Sciences under our collaboration agreement with them and approximately $22.1 million under the following debt facilities:

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

The amounts reflected above represent original maturities under our debt agreements. As of June 30, 2008, our debt balance due to borrowings is $9.1 million with a weighted average interest rate of 10.36%.

On August 12, 2008, we issued 10,714,655 units at a price of $2.9049 per unit, resulting in gross proceeds of $31.1 million, or $29.5 million net of offering expenses. Each unit consists of one share of our common stock and a warrant to purchase 0.25 shares of common stock at an exercise price of $3.53 per share. The investors may have the option to purchase an additional 3,679,078 units between February 2009 and August 2009. We have agreed to seek stockholder approval for the securities in accordance with NASDAQ Marketplace Rules.

We had $22.0 million and $31.1 million in cash, cash equivalents and marketable securities as of June 30, 2008 and December 31, 2007, respectively.

Cash used in operating activities was $11.9 million for the six months ended June 30, 2008 and was primarily attributable to our $12.8 million net loss and a decrease in deferred revenue primarily offset by non-cash charges related to depreciation, amortization and non-cash stock based compensation. Cash used in operating activities was $14.0 million for the six months ended June 30, 2007 and was primarily attributable to our $15.3 million net loss, primarily offset by a decrease in working capital and non-cash charges related to depreciation, amortization and non-cash stock based compensation.

Cash provided by investing activities was $11.1 million for the six months ended June 30, 2008 and was primarily attributable to the maturities of marketable securities offset by purchases of marketable securities. Cash provided by investing activities was $1.6 million for the six months ended June 30, 2007 and was primarily attributable to the maturities of marketable securities offset by purchases of marketable securities and capital improvements.

Cash provided by financing activities was $2.5 million for the six months ended June 30, 2008 and was primarily attributable to $5.0 million in borrowing under our 2008 credit facility, offset by repayments of debt. Cash used in financing activities was $752,000 for the six months ended June 30, 2007 and was primarily attributable to $1.8 million used for repayments of debt offset by $800,000 in proceeds under our 2003 credit facility.

We expect to incur continuing and increasing losses from operations for at least the next several years as we seek to:

•	complete the open-label extension phases of our phase II clinical trials for elvucitabine;

•	complete IND-enabling preclinical testing of ACH-1095 and begin clinical testing;

•	complete IND-enabling preclinical testing of ACH-1625 and begin clinical testing;

•	complete our assessment of ACH-702 preclinical data and prepare for early clinical testing;

•	advance our carbapenem compounds to identify a clinical lead candidate; and

•	progress additional drug candidates.

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

We believe that our existing cash and cash equivalents will be sufficient to meet our projected operating requirements for at least the next twelve months. However, our funding resources and requirements may change and will depend upon numerous factors, including but not limited to:

•	the costs involved in the preclinical and clinical development, manufacturing and formulation of elvucitabine, ACH-1625 and ACH-702;

•	the costs involved in the preclinical and clinical development of ACH-1095 and other NS4A antagonists, certain portions of which we share with Gilead Sciences;

•	our ability to enter into corporate collaborations and the terms and success of these collaborations;

•	the costs involved in obtaining regulatory approvals for our drug candidates;

•	the scope, prioritization and number of programs we pursue;

•	the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent and other intellectual property claims;

•	our ability to raise incremental debt or equity capital;

•	our ability to obtain stockholder approval for our August 2008 financing;

•	our acquisition and development of new technologies and drug candidates; and

•	competing technological and market developments currently unknown to us.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The standard is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We adopted SFAS No. 157 for financial assets and liabilities effective January 1, 2008. There was no impact to our financial statements upon adoption. On February 12, 2008, the FASB issued FASB Staff Position (FSP) FAS No. 157-2. This FSP permits a delay in the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually. We do not believe that adoption of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities will have a material impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159. SFAS No. 159 permits an entity to elect to report many financial assets and liabilities at fair value. Entities electing the fair value option would be required to recognize changes in fair value in earnings and are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. The initial adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. SFAS No. 159 was effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. We did not elect to adopt the fair value option.

In June 2007, the Emerging Issues Task Force, or EITF, reached a consensus on EITF Issue No. 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, or EITF No. 07-03. EITF No. 07-03 concludes that non-refundable advance payments for future research and development activities should be deferred and capitalized until the goods have been delivered or the related services have been performed. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. This consensus was effective for fiscal years beginning after December 15, 2007. The adoption of EITF No. 07-03 in the first quarter of 2008 did not have an impact on our financial statements.

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

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which changes the accounting for business acquisitions. SFAS No. 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination, including contingent consideration; exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. SFAS No. 141R is effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances occurring after December 31, 2008. Adoption of SFAS No. 141R will likely have a material impact on our financial position and results of operations in the event that we enter into a business combination that falls within the scope of this pronouncement.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a–15(d) and 15d–15(d) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant losses since our inception in August 1998. At June 30, 2008, our accumulated deficit was approximately $165 million. We have not generated any revenue from the sale of drug candidates to date. We expect that our annual operating losses will increase substantially over the next several years as we expand our research, development and commercialization efforts, including as we:

•	complete the open-label extension phases of our phase II clinical trials for elvucitabine;

•	complete IND-enabling preclinical testing of ACH-1095 and begin clinical testing;

•	complete IND-enabling preclinical testing of ACH-1625 and begin clinical testing;

•	complete our assessment of ACH-702 preclinical data and prepare for early clinical testing;

•	advance our carbapenem compounds to identify a clinical lead candidate; and

•	progress additional drug candidates.

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

We believe that our existing cash and cash equivalents will be sufficient to support our current operating plan through at least the next twelve months. Our operating plan may change as a result of many factors, including:

•	the costs involved in the preclinical and clinical development, manufacturing and formulation of elvucitabine, ACH-1625 and ACH-702;

•	the costs involved in the preclinical and clinical development of ACH-1095 and other NS4A antagonists, certain portions of which we share with Gilead Sciences;

•	our ability to enter into corporate collaborations and the terms and success of these collaborations;

•	the costs involved in obtaining regulatory approvals for our drug candidates;

•	the scope, prioritization and number of programs we pursue;

•	the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent and other intellectual property claims;

•	our ability to raise incremental debt or equity capital;

•	our ability to obtain stockholder approval for our August 2008 financing;

•	our acquisition and development of new technologies and drug candidates; and

•	competing technological and market developments currently unknown to us.

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

We may seek additional financing through a combination of private and public equity offerings, debt financings and collaboration, strategic alliance and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include adverse liquidation or other preferences that adversely affect your rights as a stockholder. For example, in August 2008, we issued shares of our common stock and warrants to purchase shares of common stock, resulting in gross proceeds to us of $31.1 million. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration, strategic alliance and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or drug candidates, or grant licenses on terms that are not favorable to us.

We depend on the success of our HCV drug candidates, ACH-1095 and ACH-1625, as well as elvucitabine, for the treatment of HIV infection, which are all still under development.

We have invested a significant portion of our efforts and financial resources in the development of our HCV candidates, ACH-1095 and ACH-1625, for the treatment of chronic hepatitis C, and elvucitabine for the treatment of HIV infection. Our ability to generate revenues will depend heavily on the successful development and commercialization of these drug candidates. The development and commercial success of these drug candidates will depend on several factors, including the following:

•	our ability to enter into a corporate collaboration for the further development of elvucitabine and the terms and success of this collaboration;

•	our ability to provide acceptable evidence of the safety and efficacy of these drug candidates in current and future clinical trials;

•	receipt of marketing approvals from the FDA and similar foreign regulatory authorities;

•	establishing commercial manufacturing arrangements with third-party manufacturers;

•	launching commercial sales of the drugs, whether alone or in collaboration with others; and

•	acceptance of the drug in the medical community and with third-party payors.

We are currently studying elvucitabine in two open label extensions of recently completed phase II clinical trials. The longer-term results of these phase II clinical trials may not be consistent with results observed in earlier phases of the trials, and even if positive, may not be necessarily indicative of the results we will obtain in phase III or other subsequent clinical trials that may be required for regulatory approval of this drug candidate. If we are not successful in commercializing elvucitabine, or are significantly delayed in doing so, our business may be materially harmed.

We currently plan to enter into an alliance for the phase III development and commercialization of elvucitabine. Given the limited number of global pharmaceutical companies which currently develop and market drugs for the treatment of HIV, and the strategic need for elvucitabine to be suitable for co-formulation with drugs already marketed or under development by a potential partner, the number of potential partners is relatively small. Our partnering efforts to date have not yielded a satisfactory collaboration arrangement and we may not be successful in forming such an alliance. If we are not successful in forming an alliance before the completion of the currently ongoing trial extensions, we do not plan to enter Phase III clinical trials and would not independently pursue further development or commercialization of elvucitabine.

We are currently studying our HCV candidates, ACH-1095 and ACH-1625, in preclinical studies and plan to enter human clinical trials for each in 2009. Positive results in preclinical studies of a drug candidate may not be predictive of similar results in humans during clinical trials, and promising results from early clinical trials of a drug candidate may not be replicated in later clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in early-stage development. Accordingly, the results from the completed preclinical studies for ACH-1095 and ACH-1625 may not be predictive of the results we may obtain in later stage trials. We do not expect any of our drug candidates to be commercially available for at least several years.

Our market is subject to intense competition. If we are unable to compete effectively, our drug candidates may be rendered noncompetitive or obsolete.

We are engaged in segments of the pharmaceutical industry that are highly competitive and rapidly changing. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations are pursuing the development of novel drugs that target infectious diseases. We face, and expect to continue to face, intense and increasing competition as new products enter the market and advanced technologies become available. In addition to currently approved drugs, there are a significant number of drugs that are currently under development and may become available in the future for the treatment of HIV infection, chronic hepatitis C and serious hospital-based bacterial infections. We would expect elvucitabine, ACH-1095, ACH-1625 and ACH-702 to compete with the following approved drugs and drug candidates currently under development:

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

•

ACH-1095 and ACH-1625. If approved, our NS4A antagonist, ACH-1095, and our protease inhibitor, ACH-1625, would compete with drugs currently approved for the treatment of hepatitis C, the interferon-alpha based products from Roche (Pegasys and Roferon-A) or Schering-Plough (Intron-A or Peg-Intron) and the ribavirin based products from Schering-Plough (Rebetrol), Roche (Copegus) or generic versions sold by various companies. In addition, our HCV compounds may compete with the interferon and ribavirin based drugs currently in development such as Valeant’s ribavirin analog (Viramidine) and Human Genome Sciences’ Albuferon. Other products are also under development for the treatment of hepatitis C by companies such as Abbott, Anadys, Boehringer Ingelheim, Bristol-Myers Squibb, Gilead Sciences, GlaxoSmithKline, Human Genome Sciences, Intermune, Johnson & Johnson, Medivir, Merck, Novartis, Pfizer, Pharmasset, Roche, Schering-Plough, Valeant and Vertex.

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

As a result of these and other risks, we may not realize anticipated benefits from any acquisitions. Any failure to achieve these benefits or failure to successfully integrate acquired businesses and technologies could seriously harm our business.

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

We, and a number of other companies in the pharmaceutical and biotechnology industries, have suffered significant setbacks in later stage clinical trials even after achieving promising results in early-stage development. For example, in February 2007, we announced that we discontinued further clinical development of ACH-806 (also known as GS-9132) which was determined to have positive antiviral effect in a proof-of-concept clinical trial in HCV infected patients, but also to elevate serum creatinine levels, a marker of kidney function. There can be no assurance that we have identified the source of the serum creatinine elevation and that we will not see a similar outcome in human clinical trials with that program’s successor compound, ACH-1095. Accordingly, there can be no assurance that this, or another type of toxicity, will not arise in future clinical trials. Additionally, the results from the completed preclinical studies and clinical trials and ongoing clinical trials for elvucitabine, ACH-702, ACH-1625 and our other drug candidates may not be predictive of the results we may obtain in later stage trials. In addition, we have not yet made a final determination regarding the most appropriate therapeutic application or clinical plan for ACH-702, and we may not be successful in developing a clinical plan that is acceptable to the FDA or that ultimately demonstrates ACH-702 to be safe, tolerable and efficacious. We do not expect any of our drug candidates to be commercially available for at least several years.

If we are unable to obtain U.S. and/or foreign regulatory approval, we will be unable to commercialize our drug candidates.

Our drug candidates are subject to extensive governmental regulations relating to among other things, research, testing, development, manufacturing, safety, efficacy, record keeping, labeling, marketing and distribution of drugs. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process are required in the United States and in many foreign jurisdictions prior to the commercial sale of our drug candidates. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. It is possible that none of the drug candidates we are developing will obtain marketing approval. In connection with the clinical trials for elvucitabine, ACH-1095, ACH-702, ACH-1625 and any other drug candidate we may seek to develop in the future, we face risks that:

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

Any delay in obtaining or failure to obtain required approvals could materially adversely affect our ability to progress the development of a drug candidate and to generate revenues from that drug candidate. In particular, we have scheduled a pre-IND development meeting with the FDA during the third quarter to hold discussions on the most appropriate clinical strategy for ACH-702 and follow with submission of an IND to the FDA, if appropriate, based upon the outcome of those discussions. Given the complexity of the mechanism of action of this compound, which operates via a three-part target including gyrase, topoisomerase IV and primase, the complexity of the preclinical results noted with ACH-702, and the evolving regulatory climate for antibacterials, we believe our development strategy for this compound should be discussed with the FDA before initiating human clinical studies. There can be no assurance that the FDA will approve our IND application once filed. Furthermore, any regulatory approval to market a product may be subject to limitations on the indicated uses for which we may market the product and affect reimbursement by third-party payors. These limitations may limit the size of the market for the product. We are also subject to numerous foreign regulatory requirements governing the conduct of clinical trials, manufacturing and marketing authorization, pricing and third-party reimbursement. The foreign regulatory approval process includes all of the risks associated with FDA approval described above as well as risks attributable to the satisfaction of foreign regulations. Approval by the FDA does not ensure approval by regulatory authorities outside the United States. Foreign jurisdictions may have different approval procedures than those required by the FDA and may impose additional testing requirements for our drug candidates.

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

Our ability to enroll patients in our clinical trials in sufficient numbers and on a timely basis will be subject to a number of factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease and the eligibility criteria for the clinical trial. Delays in patient enrollment may result in increased costs and longer development times. For example, we experienced delays in patient enrollment in connection with our phase II trial of elvucitabine in HIV infected patients who have failed a HAART regimen which included Epivir (lamivudine) due to the strict entry criteria for this trial. As a result, we expanded the number of sites at which the trial was conducted and changed the protocol of the trial to include additional treatment with elvucitabine after the initial 14 days of treatment. In addition, subjects may drop out of our clinical trials, and thereby impair the validity or statistical significance of the trials.

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

Even if elvucitabine, ACH-1095, ACH-702, ACH-1625 or any other drug candidates we may develop or acquire in the future, obtain regulatory approval, they may not gain market acceptance among physicians, health care payors, patients and the medical community. Factors that we believe could materially affect market acceptance of our product candidates include:

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

Federal legislation has increased the pressure to reduce prices of pharmaceutical products paid for by Medicare, which could adversely affect our revenues, if any.

The Medicare Prescription Drug Improvement and Modernization Act of 2003, or MMA, changes the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly and eventually will introduce a new reimbursement methodology based on average sales prices for drugs. In addition, this legislation provides authority for limiting the number of drugs that will be covered in any therapeutic class. As a result of this legislation and the expansion of federal coverage of drug products, we expect that there will be additional pressure to contain and reduce costs. These cost reduction initiatives and other provisions of this legislation could decrease the coverage and price that we receive for any approved products and could seriously harm our business. While the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates, and any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private payors.

Risks Related to Our Dependence on Third Parties

We may not be able to execute our business strategy if we are unable to enter into alliances with other companies that can provide capabilities and funds for the development and commercialization of our drug candidates. If we are unsuccessful in forming or maintaining these alliances on favorable terms, our business may not succeed.

We have entered into a collaboration arrangement with Gilead Sciences for the development and commercialization of certain of our HCV compounds involving NS4A antagonism, and we may enter into additional collaborative arrangements in the future. For example, we plan to enter into an alliance for the phase III development and commercialization of elvucitabine, our drug candidate for treatment of HIV. Given the limited number of global pharmaceutical companies which currently develop and market drugs for the treatment of HIV, and the strategic need for elvucitabine to be suitable for co-formulation with drugs already marketed or under development by a potential partner, the number of potential partners is relatively small. We have had difficulty forming such an alliance to date, and we may not be successful in forming such an alliance. If we are not successful in forming an alliance, we will not independently pursue further development and commercialization of elvucitabine. We also may enter into alliances with major biotechnology or pharmaceutical companies to jointly develop other specific drug candidates and to jointly commercialize them if they are approved. In such alliances, we would expect our biotechnology or pharmaceutical collaborators to provide substantial funding, as well as significant capabilities in clinical development, regulatory affairs, marketing and sales. We may not be successful in entering into any such alliances on favorable terms, if at all. Even if we do succeed in securing such alliances, we may not be able to maintain them if, for example, development or approval of a drug candidate is delayed or sales of an approved drug are disappointing. Furthermore, any delay in entering into collaboration agreements could delay the development and commercialization of our drug candidates and reduce their competitiveness even if they reach the market. Any such delay related to our collaborations could adversely affect our business.

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

As of June 30, 2008, our patent portfolio included a total of 308 patents and patent applications worldwide. We own or hold exclusive licenses to a total of 12 U.S. issued patents and 25 U.S. pending patent applications, as well as 250 pending PCT applications and foreign counterparts to many of these patents and patent applications. Our success depends in part on our ability to obtain patent protection both in the United States and in other countries for our drug candidates. Our ability to protect our drug candidates from unauthorized or infringing use by third parties depends in substantial part on our ability to obtain and maintain valid and enforceable patents. Due to evolving legal standards relating to the patentability, validity and enforceability of patents covering pharmaceutical inventions and the scope of claims made under these patents, our ability to maintain, obtain and enforce patents is uncertain and involves complex legal and factual questions. Accordingly, rights under any issued patents may not provide us with sufficient protection for our drug candidates or provide sufficient protection to afford us a commercial advantage against competitive products or processes. In addition, we cannot guarantee that any patents will issue from any pending or future patent applications owned by or licensed to us. Even if patents have issued or will issue, we cannot guarantee that the claims of these patents are or will be valid or enforceable or will provide us with any significant protection against competitive products or otherwise be commercially valuable to us. Patent applications in the United States are maintained in confidence for up to 18 months after their filing. In some cases, however, patent applications remain confidential in the U.S. Patent and Trademark Office, which we refer to as the U.S. Patent Office, for the entire time prior to issuance as a U.S. patent. Similarly, publication of discoveries in the scientific or patent literature often lag behind actual discoveries. Consequently, we cannot be certain that we or our licensors or co-owners were the first to invent, or the first to file patent applications on, our drug candidates or their use as anti-infective drugs. In the event that a third party has also filed a U.S. patent application relating to our drug candidates or a similar invention, we may have to participate in interference proceedings declared by the U.S. Patent Office to determine priority of invention in the United States. The costs of these proceedings could be substantial and it is possible that our efforts would be unsuccessful, resulting in a loss of our U.S. patent position. Furthermore, we may not have identified all U.S. and foreign patents or published applications that affect our business either by blocking our ability to commercialize our drugs or by covering similar technologies that affect our drug market.

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

We are party to a number of licenses that give us rights to third-party intellectual property that is necessary or useful for our business. In particular, we have obtained a sublicense from Vion Pharmaceuticals and a license from Emory University with respect to elvucitabine. We also recently obtained an exclusive worldwide license for research, development and commercialization of certain compounds for the treatment of serious bacterial infections from FOB Synthesis, Inc. We may enter into additional licenses for third-party intellectual property in the future. Our success will depend in part on the ability of our licensors to obtain, maintain and enforce patent protection for their intellectual property, in particular, those patents to which we have secured exclusive rights. Our licensors may not successfully prosecute the patent applications to which we are licensed. Even if patents issue in respect of these patent applications, our licensors may fail to maintain these patents, may determine not to pursue litigation against other companies that are infringing these patents, or may pursue such litigation less aggressively than we would. In addition, our licensors may terminate their agreements with us in the event we breach the applicable license agreement and fail to cure the breach within a specified period of time. Without protection for the intellectual property we license, other companies might be able to offer substantially identical products for sale, which could adversely affect our competitive business position and harm our business prospects.

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

The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future. During the period from January 1, 2007 to June 30, 2008, our stock price has ranged from a low of $2.10 to a high of $19.61. Market prices for securities of early stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the results of our currently on-going phase II trial extensions and any future clinical trials for elvucitabine;

•	the results of ongoing preclinical studies and planned clinical trials of our preclinical drug candidates, including ACH-702, ACH-1095 and ACH-1625;

•

the entry into, or termination of, key agreements, in particular our collaboration agreement with Gilead Sciences or our sublicense agreement with Vion Pharmaceuticals, or any new collaboration agreement we may enter for elvucitabine;

•	the results of regulatory reviews relating to the approval of our drug candidates;

•	the initiation of, material developments in, or conclusion of litigation to enforce or defend any of our intellectual property rights;

•	failure of any of our drug candidates, if approved, to achieve commercial success;

•	general and industry-specific economic conditions that may affect our research and development expenditures;

•	the results of clinical trials conducted by others on drugs that would compete with our drug candidates;

•	the failure or discontinuation of any of our research programs;

•	issues in manufacturing our drug candidates or any approved products;

•	the introduction of technological innovations or new commercial products by us or our competitors;

•	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;

•	future sales of our common stock;

•	changes in the structure of health care payment systems;

•	period-to-period fluctuations in our financial results; and

•	low trading volume of our common stock.

In addition, if we fail to reach an important research, development or commercialization milestone or result by a publicly expected deadline, even if by only a small margin, there could be significant impact on the market price of our common stock. Additionally, as we approach the announcement of important clinical data or other significant information and as we announce such results and information, we expect the price of our common stock to be particularly volatile, and negative results would have a substantial negative impact on the price of our common stock.

The stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may adversely affect the trading price of our common stock.

In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies. Such litigation, if instituted, could result in substantial costs and diversion of management attention and resources, which could significantly harm our business operations and reputation.

Our executive officers, directors and principal stockholders own a large percentage of our voting common stock and could limit our stockholders’ influence on corporate decisions or could delay or prevent a change in corporate control.

As of August 13, 2008, our directors, executive officers and current holders of more than 5% of our outstanding common stock, together with their affiliates and related persons, beneficially own, in the aggregate, approximately 69% of our outstanding common stock. As a result, these stockholders, if acting together, have the ability to determine the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets and other extraordinary transactions. The interests of this group of stockholders may not always coincide with our corporate interests or the interest of other stockholders, and they may act in a manner with which you may not agree or that may not be in the best interests of other stockholders. This concentration of ownership may have the effect of:

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

We held our annual meeting of stockholders on June 3, 2008. At the meeting, each of Michael Grey, Michael Kishbauch and Robert Van Nostrand was re-elected as a class II director for a three-year term to expire in 2011. As of April 18, 2008, the record date for the meeting, 15,640,406 shares of common stock were outstanding. A quorum consisting of 11,910,946 shares of common stock were present or represented at the meeting. The additional directors whose term of office continued after the meeting are Jason Fisherman, Jean-Francois Formela, Gary Frashier, James Garvey, David Wright and David Scheer. In addition, the stockholders ratified the selection of PricewaterhouseCoopers, LLP to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2008. The number of votes cast for and against or withheld with respect to each matter voted upon at the meeting and the number of abstentions are as follows:

Nominee	Votes in Favor	Votes Withheld	Votes Against	Votes Abstained	Broker Non-Votes
Election of Directors:
Michael Grey	9,322,569	2,588,377	—	—	—

Michael Kishbauch	10,704,879	1,206,067	—	—	—

Robert Van Nostrand	11,580,366	330,580	—	—	—

Ratification of PricewaterhouseCoopers LLP	11,910,946	—	—	—	—

ITEM 6.	EXHIBITS

31.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACHILLION PHARMACEUTICALS, INC.

Date: August 14, 2008	/s/ Michael D. Kishbauch
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2008	/s/ Mary Kay Fenton
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit
31.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.