Form 10-Q
period 2008-09-30
ACHILLION PHARMACEUTICALS INC
filed 2008-10-29
CIK 1070336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of October 24, 2008, the registrant had 26,379,531 shares of Common Stock, $0.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Achillion Pharmaceuticals, Inc.

Balance Sheets

(in thousands, except per share amounts)

(Unaudited)

	September 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$39,829	$8,971
Marketable securities	4,441	22,138
Accounts receivable	—	136
Prepaid expenses and other current assets	565	1,671

Total current assets	44,835	32,916
Fixed assets, net	1,906	2,475
Deferred financing costs	109	36
Restricted cash	153	205

Total assets	$47,003	$35,632

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,456	$2,083
Accrued expenses	3,166	2,748
Deferred revenue	1,465	1,298
Current portion of long-term debt	7,674	6,563

Total current liabilities	13,761	12,692
Accrued expenses, net of current portion	105	130
Deferred revenue	—	1,272

Total liabilities	13,866	14,094

Commitments

Stockholders’ Equity:
Common Stock, $.001 par value; 100,000 shares authorized: 26,380 and 15,637 shares issued and outstanding, respectively	26	16
Additional paid-in capital	204,381	173,301
Accumulated deficit	(171,281)	(151,830)
Accumulated other comprehensive income	11	51

Total stockholders’ equity	33,137	21,538

Total liabilities and stockholders’ equity	$47,003	$35,632

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue	$25	$900	$1,050	$3,645

Operating expenses
Research and development	5,016	5,854	15,496	21,939
General and administrative	1,614	1,607	4,911	4,878

Total operating expenses	6,630	7,461	20,407	26,817

Loss from operations	(6,605)	(6,561)	(19,357)	(23,172)
Other income (expense)
Interest income	159	581	612	2,005
Interest expense	(269)	(241)	(828)	(748)

Net loss before tax benefits	(6,715)	(6,221)	(19,573)	(21,915)
Tax benefit	50	327	122	698

Net loss	(6,665)	(5,894)	(19,451)	(21,217)

Basic and diluted net loss per share (Note 4)	$(0.31)	$(0.38)	$(1.11)	$(1.36)

Weighted average shares used in computing basic and diluted net loss per share	21,432	15,607	17,586	15,568

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities
Net loss	$(19,451)	$(21,217)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	627	560
Noncash stock-based compensation	1,698	1,294
Noncash interest expense	117	87
Loss on disposal of equipment	—	2
Amortization of discount on securities	(333)	(1,487)
Changes in operating assets and liabilities:
Accounts receivable	136	717
Prepaid expenses and other current assets	1,106	(4)
Accounts payable	(627)	(77)
Accrued expenses	393	592
Deferred revenue	(1,105)	(2,512)

Net cash used in operating activities	(17,439)	(22,045)

Cash flows from investing activities
Purchase of property and equipment	(20)	(815)
Purchase of available for sale marketable securities	(16,024)	(53,132)
Maturities of marketable securities	34,014	62,560
Release of restriction on cash	52	52

Net cash provided by investing activities	18,022	8,665

Cash flows from financing activities
Proceeds from exercise of stock options	22	101
Proceeds from sale of common stock under the Employee Stock Purchase Plan	40	93
Proceeds from sale of common stock and warrants, net of issuance costs	29,175	—
Proceeds from repayment of stock subscription receivable	—	49
Borrowings under notes payable	5,000	800
Repayments of notes payable	(3,851)	(2,698)
Payment of deferred financing costs	(111)	—

Net cash provided by (used in) financing activities	30,275	(1,655)

Net increase (decrease) in cash and cash equivalents	30,858	(15,035)
Cash and cash equivalents, beginning of period	8,971	22,662

Cash and cash equivalents, end of period	$39,829	$7,627

Supplemental disclosure of cash flow information
Cash paid for interest	$665	$657
Cash received from tax credits	$1,008	$—
Supplemental disclosure of noncash financing activities
Issuance of warrants in connection with debt financing	$155	$—
Cashless exercise of warrants	$—	$288

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

The Company has incurred losses of $157,418 from inception through September 30, 2008 and had an accumulated deficit of $171,281 through September 30, 2008. The Company has funded its operations primarily through the sale of equity securities, borrowings from debt facilities and the receipt of license fees, milestone and cost-sharing receipts from its collaboration partner, Gilead Sciences, Inc. (“Gilead”).

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

3. Private Placement Financing

On August 12, 2008, the Company issued 10,714,655 units, with each unit consisting of one share of the Company’s common stock plus a common stock warrant to purchase 0.25 shares of common stock (the “Common Stock Warrants”), at a price of $2.9049 per unit (the “Units”). The Common Stock Warrants, which represent the right to acquire 2,678,664 shares of common stock, have a seven-year term from the date of issuance, are exercisable at a price of $3.53 per share and are exercisable for cash or by net share settlement.

Additionally, the Company issued certain unit warrants in connection with the Purchase Agreement, pursuant to which the investors may have the option to purchase an additional 3,679,078 Units at an exercise price of $2.82 (the “Unit Warrants”). The Unit Warrants are exercisable for Units consisting of up to an additional 3,679,078 shares of the Company’s common stock and Common Stock Warrants to purchase up to 919,770 shares of the Company’s common stock at an exercise price of $2.82. The Unit Warrants are exercisable between February 12, 2009 and August 12, 2009 for a minimum of $1,000 worth of Units per exercise. Additionally, at the option of the Company, the number of Units issuable upon exercise of the Unit Warrants may be proportionately reduced if the Company receives certain payments under certain new collaboration agreements.

No Investor is permitted to exercise a Common Stock Warrant or Unit Warrant, or part thereof, if, upon such exercise, the number of shares of common stock beneficially owned by the Investor would exceed 19.99% of the number of shares of the Company’s common stock then issued and outstanding unless and until such limitation is no longer required by applicable NASDAQ Marketplace Rules.

The Company agreed to seek stockholder approval for the transaction within 180 days of August 5, 2008 in accordance with applicable NASDAQ Marketplace rules. Additionally, pursuant to the Company’s obligations under a registration rights agreement, on October 6, 2008 the Company filed a registration statement with the Securities and Exchange Commission covering the resale of the 10,714,655 shares of common stock issued in the private placement and the 2,678,664 shares of common stock issuable upon the exercise of the warrants.

4. Earnings (Loss) Per Share (“EPS”)

Basic EPS is calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, or SFAS No. 128, by dividing net income or loss attributable to common stockholders by the weighted average common stock outstanding. Diluted EPS is calculated in accordance with SFAS No. 128 by adjusting weighted average common shares outstanding for the dilutive effect of common stock options and warrants. In periods in which a net loss is recorded, no effect is given to potentially dilutive securities, since the effect would be antidilutive. Total securities that could potentially dilute basic EPS in the future were not included in the computation of diluted EPS because to do so would have been antidilutive. Potentially dilutive securities were as follows for the three and nine months ended September 30, 2008 and 2007 (prior to consideration of the treasury stock method):

	Three and Nine Months Ended September 30,
	2008	2007
Options	1,867	1,259
Warrants	6,711	311

Total potentially dilutive securities outstanding	8,578	1,570

5. Collaboration Arrangements

Gilead Sciences, Inc.

In November 2004, the Company entered into a collaboration arrangement with Gilead (the “Gilead Arrangement”) to jointly develop and commercialize compounds for use in treating hepatitis C infection which inhibit viral replication through a specified novel mechanism of action. Commercialization efforts will commence only if such compounds are found to be commercially viable and all appropriate regulatory approvals have been obtained. In connection with this arrangement, Gilead paid the Company $10,000 as payment for both a non-refundable upfront license fee and 2,300 shares of Series C-1 Convertible Preferred Stock (“Series C-1”).

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

Gilead has agreed to make milestone payments to the Company upon the achievement of various defined clinical, regulatory and commercial milestones, such as regulatory approval in the United States, the European Union or Japan. The Company could receive up to $157,500 in development, regulatory and sales milestone payments, assuming the successful simultaneous development of a lead and back-up compound, and annual sales in excess of $600,000. The Company could also receive royalties on net sales of products if commercialization is achieved.

The upfront payment of $10,000, received in 2004, was first allocated to the fair value of the Series C-1, as determined by management after considering a valuation analysis performed by an unrelated third-party valuation firm, Fletcher Spaght, at the direction of the Company, in which each share of the Series C-1 was determined to be worth $0.88 per share, or approximately $2,000 in aggregate. The remaining $8,000 balance of the $10,000 is being accounted for as a non-refundable upfront license fee. Due to certain provisions contained within the Gilead Arrangement relating to services to be performed on both the primary and back-up compounds, as defined in the Gilead Arrangement, the non-refundable upfront license fee of $8,000, as well as a $2,000 milestone achieved during the Research Period, is being accounted for under the proportionate performance model. Future milestones, if any, will occur after the Research Period and are not accounted for under the proportionate performance model. Revenue recognized under the proportionate performance model is limited by the aggregate cash received or receivable to date by the Company. Milestones achieved, if any, after the termination of the Research Period, will be recognized when the milestone is achieved as the Company has no further research or development obligations after the Research Period.

Under the Gilead Arrangement, through March 31, 2007, agreed upon research or development expenses, including internal full-time equivalent (“FTE”) costs and external costs, incurred by both companies during the period up to proof-of-concept were borne equally by both parties. Prior to March 31, 2007, the Company was incurring the majority of those expenses and, therefore, was the net receiver of funds under this cost-sharing portion of the arrangement. Effective April 1, 2007, internal FTE costs are no longer subject to this cost-sharing arrangement. Instead, each party bears its own internal costs, including FTE costs. External costs continue to be shared equally by both parties. In March 2007, the Company and Gilead also revised their joint research program to focus on next-generation NS4A antagonists, after discontinuing clinical trials for ACH-806, an NS4A antagonist the Company was previously evaluating. Pursuant to the project plan under the Gilead Arrangement, the Company’s remaining obligations under the plan continue through the third quarter of 2009.

Gilead has the right to terminate the agreement without cause upon 120 days written notice to the Company. Upon termination of the Gilead Arrangement for any reason, all cost share amounts due and payable through the date of termination shall be paid by the appropriate party and no previously paid amounts will be refundable.

During the three months ended September 30, 2008 and 2007, the Company recognized revenue of $25 and $900, under the Gilead Arrangement, respectively, of which $155 and $501, respectively, related to the recognition of the non-refundable upfront fee and a pre-proof-of-concept milestone under the proportionate performance model. The remaining $(130) and $399 recognized during the three months ended September 30, 2008 and 2007, relate to FTE reimbursements recognized under the proportionate performance model and external costs billed under the Gilead Arrangement, net of Gilead billings to the Company of $426 and $32 for the three months ended September 30, 2008 and 2007, respectively. Payments to Gilead under this collaboration are recognized as a reduction in revenue.

During the nine months ended September 30, 2008 and 2007, the Company recognized revenue of $1,050 and $3,610, under the Gilead Arrangement, respectively, of which $688 and $1,976, respectively, related to the recognition of the non-refundable upfront fee and a pre-proof-of-concept milestone under the proportionate performance model. The remaining $362 and $1,634 recognized during the nine months ended September 30, 2008 and 2007, relate to FTE reimbursements recognized under the proportionate performance model and external costs billed under the Gilead Arrangement, net of Gilead billings to the Company of $749 and $391 for the nine months ended September 30, 2008 and 2007, respectively. Payments to Gilead under this collaboration are recognized as a reduction in revenue.

Included in the accompanying balance sheets as of September 30, 2008 and December 31, 2007 are $0 and $136 respectively, of accounts receivable resulting from this collaboration agreement, $523 and $0, respectively, of accrued expenses, and $1,465 and $2,570, respectively, of deferred revenue resulting from the upfront fee, a milestone payment, and FTE costs. In addition to Gilead’s rights to unilaterally terminate this agreement, each party has the right to terminate for material breach; however, the Company may terminate for Gilead’s breach only on a market-by-market basis, and, if applicable, a product-by-product basis.

FOB Synthesis, Inc.

In April 2008, the Company entered into a license and research agreement with FOB Synthesis, Inc. (“FOB”) granting the Company an exclusive worldwide license for the research, development and commercialization of certain FOB carbapenem compounds for the treatment of serious bacterial infections.

Under the terms of the agreement, the Company paid to FOB a $500 upfront license payment which was recorded as expense at the time payment was made. FOB could also receive an additional $500 license payment and earn milestone payments of up to $9,500 per product candidate based upon the achievement of certain specified development and regulatory goals. The Company will provide FOB with funding at specified levels to collaborate with the Company on the further characterization and development of the compounds for a period of at least one year. Milestone payments will be recorded as expense upon achievement of the specified milestone. Payments for research funding will be recorded as expense as the related services are performed. The Company has the option to extend the research term for an additional one year period with 30 days written notice to FOB prior to the end of the first year of the research term. The Company will pay FOB a royalty on net sales of certain future products arising from the collaboration, if any.

The agreement may be terminated by either party based upon a material uncured breach by the other party, or, subject to continued payment by the Company of collaboration funding for the remainder of the current research term, by the Company at any time after providing sixty (60) days advance written notice of termination.

6. Marketable Securities

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

Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; or

Level 3: Unobservable inputs.

The fair value of the Company’s securities of $4,441 as of September 30, 2008 is valued based on level 2 inputs as defined in SFAS No. 157. The Company classifies its entire investment portfolio as available for sale as defined in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. As of September 30, 2008 and December 31, 2007, the Company’s investment portfolio consisted of U.S. government and agency securities and short term commercial paper held by a major banking institution. The maturities of all marketable securities held at September 30, 2008 and December 31, 2007 are less than one year. Securities are carried at fair value with the unrealized gains (losses) reported as a separate component of stockholders’ equity.

The unrealized gain from marketable securities was $11 and $51 at September 30, 2008 and December 31, 2007, respectively.

As of September 30, 2008 and December 31, 2007, none of the Company’s investments were determined to be other than temporarily impaired.

7. Accrued Expenses

Current and long-term accrued expenses consist of the following:

	September 30, 2008	December 31, 2007
Accrued compensation	$974	$720
Accrued research and development expenses	1,479	1,618
Accrued professional fees	265	294
Other accrued expenses	553	246

Total	$3,271	$2,878

Accrued research and development expenses are comprised of amounts owed to third-party contract research organizations or “CROs”, clinical investigators, laboratories and data managers for research and development work performed on behalf of the Company.

8. Debt

Debt consists of the following:

	September 30, 2008	December 31, 2007
CII Term Loan, payable in monthly installments of $13 through September 2010 with a final balloon payment of $686, with interest at 7.5% per annum	$867	$933
2003 Credit Facility, payable in monthly installments as the individual notes mature through December 2010, with interest ranging from 7.75% to 9.06% per annum	460	675
2005 Credit Facility, payable in monthly installments as notes mature through December 2009, with interest of 10.92% to 11.58% per annum	—	4,955
2008 Credit Facility, payable in monthly installments as notes mature through March 2011, with interest of 9.97% to 11.58% per annum	6,347	—

Total long-term debt	7,674	6,563
Less: current portion	(7,674)	(6,563)

Total long-term debt, net of current portion	$—	$—

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

All of the Company’s debt agreements contain certain subjective acceleration clauses, such that upon the occurrence of a material adverse change in the financial condition, business or operations of the Company in the view of the lenders (“Material Adverse Change”), amounts outstanding under the agreement may become immediately due and payable. The Company has no indication that it is in default of any Material Adverse Change clauses, and none of the Company’s lenders have accelerated scheduled loan payments as a result of these provisions.

9. Stock-Based Compensation

The Company’s 2006 Stock Incentive Plan, or the 2006 Plan, is administered by the Company’s Board of Directors and provides for the grant of incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights and other stock-based awards. The Company’s officers, employees, consultants, advisors and directors are eligible to receive awards under the 2006 Plan; however, incentive stock options may only be granted to employees. Options granted are exercisable for a period determined by the Company, but in no event longer than ten years from the date of the grant. Options generally vest ratably over four years. There were 747 shares available to be granted under the 2006 Plan as of September 30, 2008.

A summary of the status of the Company’s stock option activity for the nine months ended September 30, 2008 is presented in the table and narrative below:

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2008	1,857	$5.97
Granted	93	2.95
Exercised	(13)	1.72
Cancelled/Forfeited	(71)	6.20

Outstanding at September 30, 2008	1,866	$5.84

Options exercisable at September 30, 2008	1,035	$4.79

Weighted-average fair value of options granted during the period		$1.82

The Company utilizes the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of assumptions which determine the fair value of the stock-based awards. The assumptions used to value options granted are as follows:

	For the Nine Months Ended
	September 30, 2008	September 30, 2007
Expected term of option	6.1 years	6.1 years
Expected volatility	64%	70%
Risk free interest rate	2.67 – 3.48%	4.31 – 4.94%
Expected dividend yield	0%	0%

Total compensation expense recorded in the accompanying statements of operations associated with option grants made to employees for the three months ended September 30, 2008 and 2007 was $588 and $470, respectively. Total compensation expense recorded in the accompanying statements of operations associated with option grants made to employees for the nine months ended September 30, 2008 and 2007 was $1,646 and $1,245, respectively. The Company recorded no tax benefit related to these options since the Company currently maintains a full valuation allowance on its deferred tax assets.

As of September 30, 2008, the intrinsic value of the options outstanding was $2, of which all related to vested options. The intrinsic value of stock options is calculated based on the difference between the exercise prices of the underlying awards and the quoted stock price of the Company’s common stock as of the reporting date.

As of September 30, 2008, the total compensation cost related to unvested options not yet recognized in the financial statements is approximately $3,790, net of estimated forfeitures, and the weighted average period over which this amount is expected to be recognized is 1.34 years.

10. Income Taxes

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

The Company did not have any unrecognized tax benefits as of the date of adoption of FIN 48 or September 30, 2008.

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

11. Comprehensive Income (Loss)

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

Details relating to unrealized gains and losses and other comprehensive loss are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Net loss	$(6,665)	$(5,894)	$(19,451)	$(21,217)
Change in unrealized gain (loss) on marketable securities	7	39	(40)	53

Total comprehensive loss	$(6,658)	$(5,855)	$(19,491)	$(21,164)

12. Recently Issued Accounting Pronouncements

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159. SFAS No. 159 permits an entity to elect to report many financial assets and liabilities at fair value. Entities electing the fair value option are required to recognize changes in fair value in earnings and are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. The initial adjustment to reflect the difference between the fair value and the carrying amount is accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. SFAS No. 159 was effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company did not elect to adopt the fair value option.

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

We have devoted and are continuing to devote substantially all of our efforts toward product research and development. We have incurred losses of $157.4 million from inception through September 30, 2008 and had an accumulated deficit of $171.3 million through September 30, 2008. Our net losses were $19.5 million and $21.2 million for the nine months ended September 30, 2008 and 2007, respectively. We have funded our operations primarily through:

•	proceeds of $192.4 million from the sale of equity securities, including our initial public offering in October 2006 and a private equity financing in August 2008;

•	borrowings of $22.1 million from debt facilities; and

•	receipts of $10.0 million from upfront and milestone payments, as well as $9.1 million in cost-sharing receipts from our collaboration partner, Gilead.

We expect to incur substantial and increasing losses for at least the next several years as we seek to:

•	complete IND-enabling preclinical testing of ACH-1095 and begin clinical testing;

•	complete IND-enabling preclinical testing of ACH-1625 and begin clinical testing;

•	complete our assessment of ACH-702 preclinical data and prepare for clinical testing;

•	advance our carbapenem compounds to identify a clinical lead candidate;

•	complete the open-label extension phases of our phase II clinical trials for elvucitabine; and

•	progress additional drug candidates.

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

On August 12, 2008, we issued 10,714,655 units at a price of $2.9049 per unit, resulting in gross proceeds of $31.1 million, or $29.2 million net of offering expenses. Each unit consists of one share of our common stock and a warrant to purchase 0.25 shares of common stock at an exercise price of $3.53 per share. Additionally, the investors may have the option to purchase an additional 3,679,078 units between February 2009 and August 2009, potentially resulting in additional proceeds and subject to certain contingencies. We have agreed to seek stockholder approval for the transaction in accordance with NASDAQ Marketplace Rules.

Financial Operations Overview

Revenue

To date, we have not generated revenue from the sale of any drugs. The majority of our revenue recognized to date has been derived from our collaboration with Gilead to develop compounds for use in treating chronic hepatitis C infection. During the nine months ended September 30, 2008 and 2007, we recognized $1.1 million and $3.6 million, respectively, under this collaboration arrangement.

Upon initiating our collaboration with Gilead, we received a payment of $10.0 million, which included an equity investment by Gilead determined to be worth approximately $2.0 million. The remaining $8.0 million is being accounted for as a nonrefundable upfront fee recognized under the proportionate performance model. Revenue under the proportionate performance model is recognized as our effort under the collaboration is incurred. When our performance obligation is complete, we will recognize milestone payments, if any, when the corresponding milestone is achieved. We will recognize royalty payments, if any, upon product sales.

Effective April 1, 2007, each party provides for the costs of their own full-time equivalents. External research costs continue to be shared equally by both parties. Through March 31, 2007 research and development expenses under our collaboration with Gilead, including internal full-time equivalent costs and external research costs, incurred by both companies prior to proof-of-concept, were borne equally by both parties. As we were providing the majority of those services and were incurring the majority of those expenses, we were the net recipient of funds under this cost-sharing portion of the arrangement and therefore recognized the reimbursed costs as revenue rather than research expense. Payments made by us to Gilead in connection with this collaboration are being recognized as a reduction of revenue.

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

We have established our drug candidate pipeline through our internal discovery capabilities and through the in-licensing of attractive drug candidates. Through these efforts we have identified and are developing candidates in the following areas:

•

ACH-1095, a NS4A Antagonist for Chronic Hepatitis C Infection. We are evaluating ACH-1095 (also known as GS-9525) for the treatment of chronic hepatitis C in collaboration with Gilead. ACH-1095 is currently in late-stage preclinical studies.

•

ACH-1625, a Protease Inhibitor for Chronic Hepatitis C Infection. In a proprietary research program targeting HCV protease, we are also evaluating ACH-1625, which was discovered by our internal research team. ACH-1625 has demonstrated strong in vitro potency and a satisfactory early safety profile. ACH-1625 is currently in late-stage preclinical studies.

•

ACH-702 for Drug Resistant Bacterial Infections. ACH-702 is a preclinical candidate with potency against a broad spectrum of bacterial pathogens including methicillin-resistant staphylococcus aureus, or MRSA, which we are developing for the treatment of serious hospital-based bacterial infections. We recently completed a pre-IND consultation with the FDA on the most appropriate clinical development program for ACH-702. While the FDA provided guidance on an appropriate path toward regulatory approval for topical administration for ACH-702, the Division of Anti-Infective and Ophthalmology Products referred our request for additional guidance on systemic administration of ACH-702 to the Division of Special Pathogen and Transplant Products (the “DSPTP”). We are currently assessing our strategic and development options for ACH-702 for topical administration and plan to make a determination as to our strategic business and clinical development plans near year-end.

•

Carbapenem for Drug Resistant Bacterial Infections. We have entered into an exclusive worldwide license arrangement for the research, development and commercialization of certain carbapenem compounds for the treatment of serious bacterial infections. We are currently optimizing certain of these compounds and assessing their potential drug-like properties. Based upon the outcome of our assessment, we may nominate a compound from this series for additional preclinical testing.

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

	Nine Months Ended September 30,
	2008	2007
Clinical candidate direct external costs:
NS4A antagonists (including ACH-1095 and ACH-806)	$972	$1,555
ACH-1625	1,507	—
ACH-702	214	2,732
Elvucitabine	2,794	8,388

	5,487	12,675
Direct internal personnel costs	5,547	5,376

Sub-total direct costs	11,034	18,051
Indirect costs and overhead	4,462	3,888

Total research and development	$15,496	$21,939

Currently, we are conducting preclinical studies for ACH-1095 and ACH-1625 and completing the open-label extension phases of two phase II clinical trials for elvucitabine. From inception through September 30, 2008, we incurred approximately $28.8 million in total costs for our NS4A antagonist program, including both ACH-1095 and ACH-806, approximately $7.5 million for ACH-1625, approximately $18.6 million in total costs for ACH-702 and approximately $48.6 million in total costs for elvucitabine. These figures include our internal research and development personnel costs and related facilities overhead.

We anticipate that the future expense associated with preclinical and early clinical development through proof-of-concept of ACH-1095, our next generation NS4A antagonist, will total approximately $5.4 million, exclusive of internal personnel costs. Our portion of this expense is anticipated to be $2.7 million, which represents one-half of the external costs associated with those activities, as we share such external costs with Gilead. We estimate that the costs associated with preclinical and early clinical development of ACH-1625, our HCV protease inhibitor, will be approximately $3.1 million. We estimate that the costs associated with completing phase I clinical trials for ACH-702 will be approximately $2.0 million, exclusive of the internal personnel costs associated with conducting these studies and trials. We recently completed a pre-IND consultation with the FDA on the most appropriate clinical development program for ACH-702. While the FDA provided guidance on an appropriate path toward regulatory approval for topical administration for ACH-702, the Division of Anti-Infective and Ophthalmology Products referred our request for additional guidance on systemic administration of ACH-702 to the Division of Special Pathogen and Transplant Products (the “DSPTP”.) We are currently assessing our strategic and development plans for ACH-702 for topical administration. We currently estimate that the clinical trial costs for two phase III clinical trials of elvucitabine in different HIV populations will be approximately $50.0 million, exclusive of the internal personnel costs associated with conducting these trials; however, we currently do not plan to undertake these two Phase III trials for elvucitabine unless or until we enter into a collaboration agreement.

General and Administrative

Our general and administrative expenses consist primarily of salaries and benefits for management and administrative personnel, professional fees for legal, accounting and other services, travel costs and facility-related costs such as rent, utilities and other general office expenses. We expect that general and administrative expenses will remain substantially unchanged for the remainder of the year.

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

When we determine that an arrangement should be accounted for as a single unit of accounting, we must determine the period over which the performance obligations will be performed and revenue related to upfront license payments will be recognized. Revenue will be recognized using either a proportionate performance or straight-line method. We recognize revenue using the proportionate performance method provided that we can reasonably estimate the level of effort required to complete our performance obligations under an arrangement and such performance obligations are provided on a best-efforts basis. Under the proportionate performance method, periodic revenue related to upfront license payments is recognized as the percentage of actual effort expended in that period to total effort expected for all of our performance obligations under the arrangement. Actual effort is generally determined based upon actual direct labor hours or full-time equivalents incurred and include research and development activities performed by internal scientists. Total expected effort is generally based upon the total direct labor hours of full-time equivalents incorporated into the detailed budget and project plan that is agreed to by both parties to the collaboration. Significant management judgment is required in determining the level of effort required under an arrangement and the period over which we expect to complete the related performance obligations. For example, under our arrangement with Gilead, the joint research committee periodically reviews and updates the project plan. In the event that a change in estimate occurs, the change will be accounted for using the cumulative catch-up method which provides for an adjustment to revenue in the current period. Estimates of our level of effort may change in the future, resulting in a material change in the amount of revenue recognized in future periods. We revised our joint research program with Gilead in the first quarter of 2007 to focus on next-generation NS4A antagonists. At that time, we extended the period over which our remaining obligations under the arrangement would be completed. In addition, we and Gilead agreed to continue to equally share external costs, but effective April 1, 2007, internal full-time equivalents would no longer be subject to a cost sharing arrangement. Instead, each party bears the costs of their respective full-time equivalents.

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

We primarily grant qualified stock options for a fixed number of shares to employees with an exercise price equal to the market value of the shares at the date of grant. To the extent that the amount of the aggregate fair market value of qualified stock options that become exercisable for an individual exceeds $100,000 during any tax year, those stock options are treated as non qualified stock options. Under the fair value recognition provisions of SFAS No. 123R, stock-based compensation cost is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized during the nine months ended September 30, 2008 and 2007 includes compensation expense for stock-based awards granted prior to, but not yet vested as of December 31, 2005, based on the fair value on the grant date estimated in accordance with the pro forma provisions of SFAS No. 123. Compensation expense also includes amounts related to the stock-based awards granted subsequent to December 31, 2005, based on the fair value on the grant date, estimated in accordance with the provisions of SFAS No. 123R.

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

Effective January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, or FIN 48. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return, including a decision whether to file or not file a return in a particular jurisdiction. Under FIN 48, the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts.

We do not have any unrecognized tax benefits as of the date of adoption or September 30, 2008. We review all tax positions to ensure the tax treatment selected is sustainable based on its technical merits and that the position would be sustained if challenged.

Results of Operations

Results of operations may vary from period to period depending on numerous factors, including the timing of payments received under existing or future strategic alliances, joint ventures or financings, if any, the progress of our research and development projects, technological advances and determinations as to the commercial potential of proposed products.

Comparison of Three and Nine Months Ended September 30, 2008 and 2007

Revenue. Revenue was $25,000 and $900,000 for the three months ended September 30, 2008 and 2007, and $1.1 million and $3.6 million for the nine months ended September 30, 2008 and 2007, respectively. The decrease in revenue in 2008 is primarily due to a decrease in FTE hours expended under the collaboration arrangement with Gilead, which is the basis of our proportionate performance calculation. Under the proportionate performance method, periodic revenue related to up-front license and milestone payments is recognized as the percentage of actual effort expended in that period to total effort expected for all of our performance obligations under the arrangement. This decrease is combined with a decrease in external costs incurred by us and an increase in external costs incurred by Gilead. Under the collaboration arrangement, external costs are shared equally by both parties. In addition, during the first quarter of 2007, we recognized revenue under a Small Business Innovation Research, or SBIR, grant. No additional grant revenue related to this grant will be recognized. Revenue consisted of the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Change	2008	2007	Change
	(in thousands)			(in thousands)
Gilead collaboration revenue	$25	$900	(875)	$1,050	$3,610	$(2,560)
Grant revenue	—	—	—	—	35	(35)

Total revenue	$25	$900	(875)	$1,050	$3,645	$(2,595)

Through the completion of our performance obligations under the collaboration with Gilead in 2009, we expect to recognize additional revenue of approximately $1.5 million, offset by any payments we are obligated to make to Gilead in satisfaction of external costs paid by Gilead under our external cost-sharing arrangement. It is possible that we will recognize negative revenue in future quarters based upon the timing of our performance under the collaboration and on the timing and magnitude of external costs borne by Gilead.

Research and Development Expenses. Research and development expenses were $5.0 million and $5.9 million for the three months ended September 30, 2008 and 2007, respectively, and $15.5 million and $21.9 million for the nine months ended September 30, 2008 and 2007, respectively. The decrease for the three and nine months ended September 30, 2008 was primarily due to lower outsourced research costs related to phase II trials for elvucitabine and the completion of preclinical testing of ACH-702 in

2007, partially offset by increased costs associated with ACH-1625 preclinical studies and an upfront license fee under our collaboration with FOB Synthesis. We expect that research and development expenses during the remainder of 2008 will remain substantially unchanged. Research and development expenses for the three and nine months ended September 30, 2008 and 2007 are comprised as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Change	2008	2007	Change
Personnel costs	$1,460	$1,482	$(22)	$4,847	$4,907	$(60)
Stock based compensation	193	179	14	711	471	240
Outsourced research and supplies	2,349	3,086	(737)	6,420	13,081	(6,661)
Professional and consulting fees	259	381	(122)	1,262	1,255	7
Facilities costs	689	643	46	2,075	1,963	112
Travel and other costs	66	83	(17)	181	262	(81)

Total	$5,016	$5,854	$(838)	$15,496	$21,939	$(6,443)

General and Administrative Expenses. General and administrative expenses were $1.6 million and $1.6 million for the three months ended September 30, 2008 and 2007, respectively and $4.9 million and $4.9 million for the nine months ended September 30, 2008 and 2007, respectively. There were slight increases for the three and nine months ended September 30, 2008 which were primarily due to increased non cash stock compensation offset by a decrease in professional costs associated with certain market studies performed during 2007 that were not repeated in 2008. We expect that general and administrative expenses will remain substantially unchanged for the remainder of the year. General and administrative expenses for the three and nine months ended September 30, 2008 and 2007 are comprised as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Change	2008	2007	Change
Personnel costs	$467	$498	$(31)	$1,443	$1,508	$(65)
Stock based compensation	412	304	108	987	823	164
Professional and consulting fees	326	423	(97)	1,158	1,289	(131)
Facilities costs	319	283	36	926	850	76
Travel and other costs	90	99	(9)	397	408	(11)

Total	$1,614	$1,607	$7	$4,911	$4,878	$33

Other Income (Expense). Interest income was $159,000 and $581,000 for three months ended September 30, 2008 and 2007, respectively. The decrease was primarily due to decreased average cash balances combined with lower interest rates. Interest expense was $269,000 and $241,000 for the three months ended September 30, 2008 and 2007, respectively. The increase was primarily due to interest related to the $5.0 million obtained under the 2008 credit facility in February 2008. Interest income was $612,000 and $2.0 million for nine months ended September 30, 2008 and 2007, respectively. The decrease was primarily due to decreased average cash balances combined with lower interest rates. Interest expense was $828,000 and $748,000 for the nine months ended September 30, 2008 and 2007, respectively. The increase was primarily due to interest expense related to the $5.0 million borrowed under the 2008 credit facility in February 2008.

Tax Benefit. The State of Connecticut provides companies with the opportunity to forego certain research and development tax credit carryforwards in exchange for cash. The program provides for such exchange of the research and development credits at a rate of 65% of the annual incremental and non-incremental research and development credits, as defined. The amount of tax benefit we recognized in connection with this exchange program was $50,000 and $327,000 for the three months ended September 30, 2008 and 2007, respectively. The amount of tax benefit we recognized in connection with this exchange program was $122,000 and $698,000 for the nine months ended September 30, 2008 and 2007, respectively. The decreases from 2007 to 2008 were due to the decrease in eligible research and development costs, resulting primarily from near completion of elvucitabine phase II trials and reduced preclinical costs associated with ACH-702, offset by increased costs associated with ACH-1625 preclinical studies. Additionally, the three and nine months ended September 30, 2007 included an increase due to a true up to the final tax return amount.

Liquidity and Capital Resources

Since our inception in August 1998, we have financed our operations primarily through the sale of equity securities and borrowings under debt facilities, as well as through receipts from our collaboration with Gilead. Through September 30, 2008, we had received approximately $192.4 million in aggregate net proceeds from stock issuances, including convertible preferred stock, our initial public offering and our private placement, $19.1 million from Gilead under our collaboration agreement with them and approximately $22.1 million under the following debt facilities:

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

The amounts reflected above represent original maturities under our debt agreements. As of September 30, 2008, our debt balance due to borrowings is $7.7 million with a weighted average interest rate of 10.24%.

On August 12, 2008, we issued 10,714,655 units at a price of $2.9049 per unit, resulting in gross proceeds of $31.1 million, or $29.2 million net of offering expenses. Each unit consists of one share of our common stock and a warrant to purchase 0.25 shares of common stock at an exercise price of $3.53 per share. Additionally, the investors may have the option to purchase an additional 3,679,078 units between February 2009 and August 2009, subject to certain contingencies. At our option, the number of units issuable upon exercise of the Unit Warrants may be proportionately reduced if we receive certain payments under certain new collaboration agreements. We have agreed to seek stockholder approval for the transaction in accordance with NASDAQ Marketplace Rules.

We had $44.3 million and $31.1 million in cash, cash equivalents and marketable securities as of September 30, 2008 and December 31, 2007, respectively. We regularly review our investments and monitor the financial markets. The recent distress in the financial markets has not had a significant impact on our financial position. As of September 30, 2008 our cash, cash equivalents and marketable securities included high-quality financial instruments, primarily money market funds, government sponsored bond obligations and corporate debt securities which we believe are subject to limited credit risk.

Cash used in operating activities was $17.4 million for the nine months ended September 30, 2008 and was primarily attributable to our $19.5 million net loss and a decrease in deferred revenue primarily offset by non-cash charges related to depreciation, amortization and non-cash stock based compensation. Cash used in operating activities was $22.0 million for the nine months ended September 30, 2007 and was primarily attributable to our $21.2 million net loss offset by a decrease in working capital and non-cash charges related to depreciation, amortization and non-cash stock based compensation.

Cash provided by investing activities was $18.0 million for the nine months ended September 30, 2008 and was primarily attributable to the maturities of marketable securities partially offset by purchases of marketable securities. Cash provided by investing activities was $8.7 million for the nine months ended September 30, 2007 and was primarily attributable to the maturities of marketable securities partially offset by purchases of marketable securities and $815,000 of capital improvements.

Cash provided by financing activities was $30.3 million for the nine months ended September 30, 2008 and was primarily attributable to $29.2 million in net proceeds from the sale of 10,714,655 units and $5.0 million in borrowings under our 2008 credit facility, offset by repayments of debt. Cash used in financing activities was $1.7 million for the nine months ended September 30, 2007 and was primarily attributable to $2.7 million used for repayments of debt offset by $800,000 in borrowings under our credit facility.

We expect to incur continuing and increasing losses from operations for at least the next several years as we seek to:

•	complete IND-enabling preclinical testing of ACH-1095 and begin clinical testing;

•	complete IND-enabling preclinical testing of ACH-1625 and begin clinical testing;

•	complete our assessment of ACH-702 data and prepare for clinical testing;

•	advance our carbapenem compounds to identify a clinical lead candidate;

•	complete the open-label extension phases of our phase II clinical trials for elvucitabine; and

•	progress additional drug candidates.

We do not expect our existing capital resources, together with the milestone payments and research and development funding we expect to receive, to be sufficient to fund the completion of the development of any of our drug candidates. As a result, we will need to raise additional funds prior to being able to market any drug candidates, to, among other things, obtain regulatory approvals, fund operating losses, and, if deemed appropriate, establish manufacturing and sales and marketing capabilities. We will seek to raise such additional financing through (i) public or private equity or debt financings, (ii) collaborative or other arrangements with third parties or (iii) through other sources of financing.

We believe that our existing cash and cash equivalents will be sufficient to meet our projected operating requirements for at least the next twelve months. However, our funding resources and requirements may change and will depend upon numerous factors, including but not limited to:

•	the outcome of future clinical trials of ACH-1095, which will determine our ability to earn future milestone payments from our partner Gilead;

•	the costs involved in the preclinical and clinical development, manufacturing and formulation of ACH-1625;

•	the costs involved in the preclinical and clinical development of ACH-1095 and other NS4A antagonists, certain portions of which we share with Gilead;

•	the outcome of our assessment of ACH-702 and the costs of the final clinical development plan pursued;

•	our ability to enter into corporate collaborations and the terms and success of these collaborations;

•	the costs involved in obtaining regulatory approvals for our drug candidates;

•	the scope, prioritization and number of programs we pursue;

•	the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent and other intellectual property claims;

•	our ability to raise incremental debt or equity capital;

•	our acquisition and development of new technologies and drug candidates; and

•	competing technological and market developments currently unknown to us.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159. SFAS No. 159 permits an entity to elect to report many financial assets and liabilities at fair value. Entities electing the fair value option are required to recognize changes in fair value in earnings and are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. The initial adjustment to reflect the difference between the fair value and the carrying amount is accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. SFAS No. 159 was effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. We did not elect to adopt the fair value option.

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

Interest Rate Risk. Our exposure to market risk is confined to our cash, cash equivalents and marketable securities. We regularly review our investments and monitor the financial markets. We do not believe the recent distress in the financial markets has had a significant impact on our financial position. We invest in high-quality financial instruments, primarily money market funds, government sponsored bond obligations and corporate debt securities, with the effective duration of the portfolio less than six months and no security with an effective duration in excess of 12 months, which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. Due to the short-term nature of our investments, we do not believe that we have any material exposure to interest rate risk or changes in credit ratings arising from our investments.

Capital Market Risk. We currently have no product revenues and depend on funds raised through other sources. One source of funding is through future equity offerings. Our ability to raise funds in this manner depends upon capital market forces affecting our stock price.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a–15(d) and 15d–15(d) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant losses since our inception in August 1998. As of September 30, 2008, our accumulated deficit was approximately $171 million. We have not generated any revenue from the sale of drug candidates to date. We expect that our annual operating losses will increase substantially over the next several years as we expand our research, development and commercialization efforts, including as we:

•	complete IND-enabling preclinical testing of ACH-1095 and begin clinical testing;

•	complete IND-enabling preclinical testing of ACH-1625 and begin clinical testing;

•	complete our assessment of ACH-702 data and prepare for clinical testing;

•	advance our carbapenem compounds to identify a clinical lead candidate;

•	complete the open-label extension phases of our phase II clinical trials for elvucitabine; and

•	progress additional drug candidates.

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

We believe that our existing cash and cash equivalents will be sufficient to support our current operating plan through at least the next twelve months. Our operating plan may change as a result of many factors, including:

•	the outcome of future clinical trials of ACH-1095, which will determine our ability to earn future milestone payments from our partner Gilead;

•	the costs involved in the preclinical and clinical development, manufacturing and formulation of ACH-1625;

•	the outcome of our assessment of ACH-702 and the costs of the final clinical development plan pursued;

•	the costs involved in the preclinical and clinical development of ACH-1095 and other NS4A antagonists, certain portions of which we share with Gilead;

•	our ability to enter into corporate collaborations and the terms and success of these collaborations;

•	the costs involved in obtaining regulatory approvals for our drug candidates;

•	the scope, prioritization and number of programs we pursue;

•	the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent and other intellectual property claims;

•	our ability to raise incremental debt or equity capital, including any changes in the credit market that may impact our ability to obtain capital in the future;

•	our acquisition and development of new technologies and drug candidates; and

•	competing technological and market developments currently unknown to us.

If our operating plan changes, we may need additional funds sooner than planned. Such additional financing may not be available when we need it or may not be available on terms that are favorable to us. Additionally, there can be no assurance that the investors in our August 2008 financing will exercise any of the warrants that they have been issued, which means that we may not receive the warrant exercise proceeds to help fund our operations. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. If adequate funds are not available to us on a timely basis, or at all, we may be required to:

•	terminate or delay preclinical studies, clinical trials or other development activities for one or more of our drug candidates; or

•	delay our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our drug candidates, if approved for sale.

We may seek additional financing through a combination of private and public equity offerings, debt financings and collaboration, strategic alliance and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include adverse liquidation or other preferences that adversely affect your rights as a stockholder. For example, in August 2008, we issued 10,714,655 shares of our common stock, plus common stock warrants to purchase a total of 2,678,644 additional shares of stock, resulting in gross proceeds to us of $31.1 million but which substantially diluted our existing stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration, strategic alliance and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or drug candidates, or grant licenses on terms that are not favorable to us.

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

We have invested a significant portion of our efforts and financial resources in the development of our HCV candidates, ACH-1095 and ACH-1625, for the treatment of chronic hepatitis C, and elvucitabine for the treatment of HIV infection. Our ability to generate revenues will depend heavily on the successful development and commercialization of these drug candidates. The development and commercial success of these drug candidates will depend on several factors, including the following:

•	our ability to enter into a corporate collaboration for the further development of elvucitabine and the terms and success of this collaboration;

•	our ability to provide acceptable evidence of the safety and efficacy of these drug candidates in current and future preclinical and clinical trials;

•	receipt of marketing approvals from the FDA and similar foreign regulatory authorities;

•	establishing commercial manufacturing arrangements with third-party manufacturers;

•	launching commercial sales of the drugs, whether alone or in collaboration with others; and

•	acceptance of the drug in the medical community and with third-party payors.

We are currently studying our HCV candidates, ACH-1095 and ACH-1625, in preclinical studies and plan to enter human clinical trials for each in 2009 pending the successful completion of currently ongoing preclinical studies. Positive results in preclinical studies of a drug candidate may not be predictive of similar results in human clinical trials, and promising results from early clinical trials of a drug candidate may not be replicated in later clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in early-stage development. Accordingly, the results from the completed preclinical studies for ACH-1095 and ACH-1625 may not be predictive of the results we may obtain in later stage trials. We do not expect any of our drug candidates to be commercially available for at least several years, if at all.

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

If we are not successful in forming an alliance for the commercialization of elvucitabine, or are significantly delayed in doing so, our business may be materially harmed.

We currently plan to enter into an alliance for the phase III development and commercialization of elvucitabine. Given the limited number of global pharmaceutical companies which currently develop and market drugs for the treatment of HIV, and the strategic need for elvucitabine to be suitable for co-formulation with drugs already marketed or under development by a potential partner, the number of potential partners is relatively small. To date, we have been unsuccessful in partnering with the major pharmaceutical companies with whom we have had on-going discussions. We are continuing partnering efforts with another group of companies, including those in Asia and elsewhere. If we are not successful in forming an alliance before the completion of the currently ongoing trial extensions, we do not plan to enter phase III clinical trials and would not independently pursue further development or commercialization of elvucitabine.

Our market is subject to intense competition. If we are unable to compete effectively, our drug candidates may be rendered noncompetitive or obsolete.

We are engaged in segments of the pharmaceutical industry that are highly competitive and rapidly changing. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations are pursuing the development of novel drugs that target infectious diseases. We face, and expect to continue to face, intense and increasing competition as new products enter the market and advanced technologies become available. In addition to currently approved drugs, there are a significant number of drugs that are currently under development and may become available in the future for the treatment of HIV infection, chronic hepatitis C and serious hospital-based bacterial infections. We would expect, ACH-1095, ACH-1625, ACH-702 and elvucitabine to compete with the following approved drugs and drug candidates currently under development:

•

ACH-1095 and ACH-1625. If approved, our NS4A antagonist, ACH-1095, and our protease inhibitor, ACH-1625, would compete with drugs currently approved for the treatment of hepatitis C, the interferon-alpha based products from Roche (Pegasys and Roferon-A) or Schering-Plough (Intron-A or Peg-Intron) and the ribavirin based products from Schering-Plough (Rebetrol), Roche (Copegus) or generic versions sold by various companies. In addition, our HCV compounds may compete with the interferon and ribavirin based drugs currently in development such as Valeant’s ribavirin analog (Viramidine) and Human Genome Sciences’ Albuferon. Other products are also under development for the treatment of hepatitis C by companies such as Abbott, Anadys, Boehringer Ingelheim, Bristol-Myers Squibb, Gilead, GlaxoSmithKline, Human Genome Sciences, Intermune, Johnson & Johnson, Medivir, Merck, Novartis, Pfizer, Pharmasset, Roche, Schering-Plough, Valeant and Vertex.

•

ACH-702. ACH-702, if approved, would compete with drugs currently marketed for the treatment of serious gram-positive nosocomial infections including: vancomycin (multiple generic forms), Cubicin (daptomycin) by Cubist Pharmaceuticals, Zyvox (linezolid) by Pfizer and Synercid (dalfopristin + quinupristin) by King Pharmaceuticals. In addition, ACH-702 may compete with other drugs currently under development for the treatment of nosocomial gram-positive infections including: dalbavancin in development by Pfizer, telavancin from Theravance, oritavancin by Intermune, doripenem by Johnson & Johnson, ceftobiprole by Basilea and Johnson & Johnson, iclaprim by Arpida and garenoxacin by Schering-Plough. In addition, ACH-702 may compete with other drugs currently marketed or under development for the treatment of topical skin infections including Altabax by GlaxoSmithKline and XOMA-629 by Xoma Therapeutics Ltd. We may also compete with the following companies that have a strategic interest in the discovery, development and marketing of drugs for the treatment of bacterial infections: Abbott, Aventis, Bristol-Myers Squibb, Cubist, GlaxoSmithKline, Merck, Novartis, Replidyne, Roche and Wyeth.

•

Elvucitabine. If approved, elvucitabine would compete with the NRTIs currently marketed for treatment of HIV infection, including: Epivir (lamivudine), Retrovir (AZT), Ziagen (abacavir), Combivir (lamivudine + AZT), Trizivir (lamivudine + AZT + abacavir) and Epzicom (lamivudine + abacavir) from GlaxoSmithKline, Hivid (ddC) from Hoffman-La Roche, Emtriva (FTC), Viread (tenofovir) and Truvada (FTC + tenofovir) from Gilead and Videx EC, Videx (ddI) and Zerit (d4T) from Bristol-Myers Squibb. In addition, elvucitabine may compete with other NRTIs currently under development for HIV by companies such as Avexa, Medivir, Pharmasset and Koronis. Other drugs in other classes recently approved for treatment of HIV infection include Selzentry (miraviroc, an entry inhibitor) from Pfizer and Isentress (raltegravir, an integrase inhibitor) from Merck. In addition, there are other classes of drugs under development for the treatment of HIV infection by companies such as Abbott, Boehringer Ingelheim, Johnson & Johnson, Panacos, Roche, Schering-Plough, and Trimeris.

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

If we are not able to attract and retain key management, scientific personnel and advisors, we may not successfully develop our drug candidates or achieve our other business objectives.

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

Our business exposes us to significant potential product liability risks that are inherent in the development, manufacturing and sales and marketing of human therapeutic products. Although we do not currently commercialize any products, claims could be made against us based on the use of our drug candidates in clinical trials. Product liability claims could delay or prevent completion of our clinical development programs. We currently have clinical trial insurance in an amount equal to up to $10.0 million in the aggregate and will seek to obtain product liability insurance prior to the sales and marketing of any of our drug candidates. However, our insurance may not provide adequate coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to maintain current amounts of insurance coverage or obtain additional or sufficient insurance at a reasonable cost to protect against losses that could have a material adverse effect on us. If a claim is brought against us, we might be required to pay legal and other expenses to defend the claim, as well as uncovered damages awards resulting from a successful claim. Furthermore, whether or not we are ultimately successful in defending any such claims, we might be required to direct significant financial and managerial resources to such defense, and adverse publicity is likely to result.

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

To date, we have not commercially marketed, distributed or sold any drug candidates. The success of our business depends primarily upon our ability to develop and commercialize our drug candidates successfully. Our most advanced drug candidate is elvucitabine, which is currently in phase II clinical trials. Our other drug candidates are in various stages of preclinical development. Our drug candidates must satisfy rigorous standards of safety and efficacy before they can be approved for sale. To satisfy these standards, we must engage in expensive and lengthy testing and obtain regulatory approval of our drug candidates. Despite our efforts, our drug candidates may not:

•	offer therapeutic or other improvement over existing, comparable drugs;

•	be proven safe and effective in clinical trials;

•	have the desired effects, or may include undesirable effects or may have other unexpected characteristics;

•	meet applicable regulatory standards;

•	be capable of being produced in commercial quantities at acceptable costs; or

•	be successfully commercialized.

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

•

our preclinical tests or clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional preclinical testing or clinical trials, or we may abandon projects that we expect to be promising;

•

enrollment in our clinical trials may be slower than we currently anticipate or participants may drop out of our clinical trials at a higher rate than we currently anticipate, resulting in significant delays;

•	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner;

•	we might have to suspend or terminate our clinical trials if the participants are exposed to unacceptable health risks;

•	IRBs or regulators, including the FDA, may require that we hold, suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements; and

•	the supply or quality of our drug candidates or other materials necessary to conduct our clinical trials may be insufficient or inadequate.

We, and a number of other companies in the pharmaceutical and biotechnology industries, have suffered significant setbacks in later stage clinical trials even after achieving promising results in early-stage development. For example, in February 2007, we announced that we discontinued further clinical development of ACH-806 (also known as GS-9132) which was determined to have positive antiviral effect in a proof-of-concept clinical trial in HCV infected patients, but also to elevate serum creatinine levels, a marker of kidney function. There can be no assurance that we have identified the source of the serum creatinine elevation and that we will not see a similar outcome in human clinical trials with that program’s successor compound, ACH-1095 (also known as GS-9525). Accordingly, there can be no assurance that this, or another type of toxicity, will not arise in future clinical trials. Additionally, the results from the completed preclinical studies and clinical trials and ongoing clinical trials for ACH-702, ACH-1625, elvucitabine and our other drug candidates may not be predictive of the results we may obtain in later stage trials. In addition, we have not yet made a final determination regarding the most appropriate therapeutic application or clinical development plan for ACH-702, and we may not be successful in developing a clinical development plan that is acceptable to the FDA or that ultimately demonstrates ACH-702 to be safe, tolerable and efficacious. We do not expect any of our drug candidates to be commercially available for at least several years.

If we are unable to obtain U.S. and/or foreign regulatory approval, we will be unable to commercialize our drug candidates.

Our drug candidates are subject to extensive governmental regulations relating to among other things, research, testing, development, manufacturing, safety, efficacy, record keeping, labeling, marketing and distribution of drugs. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process are required in the United States and in many foreign jurisdictions prior to the commercial sale of our drug candidates. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. It is possible that none of the drug candidates we are developing will obtain marketing approval. In connection with the clinical trials for ACH-1095, ACH-1625, ACH-702, elvucitabine and any other drug candidate we may seek to develop in the future, we face risks that:

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

Any delay in obtaining or failure to obtain required approvals could materially adversely affect our ability to progress the development of a drug candidate and to generate revenues from that drug candidate. In particular, we recently completed a pre-IND consultation with the FDA on the most appropriate clinical development program for ACH-702. Given the complexity of the mechanism of action of ACH-702, which operates via a three-part target including gyrase, topoisomerase IV and primase, the complexity of the preclinical results noted with ACH-702, and the evolving regulatory climate for antibacterials, we decided our development strategy for this compound should be further discussed with the FDA before initiating human clinical studies. While the FDA provided guidance on an appropriate path toward regulatory approval for topical administration for ACH-702, the Division of Anti-Infective and Ophthalmology Products referred our request for additional guidance on systemic administration of ACH-702 to the Division of Special Pathogen and Transplant Products (the “DSPTP”). We are currently assessing our strategic and development plans for ACH-702 for topical administration, and plan to consider resubmission to the DSPTP for systemic administration. Even after receiving guidance from the DSPTP, if any, there can be no assurance that the FDA will approve our IND application once filed. Furthermore, any regulatory approval to market a product may be subject to limitations on the indicated uses for which we may market the product and affect reimbursement by third-party payors. These limitations may limit the size of the market for the product. We are also subject to numerous foreign regulatory requirements governing the conduct of clinical trials, manufacturing and marketing authorization, pricing and third-party reimbursement. The foreign regulatory approval process includes all of the risks associated with FDA approval described above as well as risks attributable to the satisfaction of foreign regulations. Approval by the FDA does not ensure approval by regulatory authorities outside the United States. Foreign jurisdictions may have different approval procedures than those required by the FDA and may impose additional testing requirements for our drug candidates.

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

In addition, we, along with our collaborators or subcontractors, may not employ, in any capacity, persons who have been debarred under the FDA’s Application Integrity Policy. Employment of such a debarred person (even if inadvertently) may result in delays in the FDA’s review or approval of our products, or the rejection of data developed with the involvement of such persons.

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

Our research and development efforts involve the controlled use of hazardous materials, chemicals and various radioactive compounds. Although we believe that our safety procedures for the use, manufacture, storage, handling and disposing of these materials comply with the standards prescribed by federal, state and local laws and regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. If an accident occurs, we could be held liable for resulting damages, which could be substantial. We are also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens and the handling of biohazardous materials. Additional federal, state and local laws and regulations affecting our operations may be adopted in the future. Although we maintain workers’ compensation insurance to cover us for costs we may incur due to injuries to our employees resulting from the use of these materials, this insurance may not provide adequate coverage against potential liabilities. In addition, though we have environmental liability insurance, such coverage may not provide for all related losses. We may incur substantial costs to comply with, and substantial fines or penalties if we violate any of these laws or regulations.

Risks Related to Our Dependence on Third Parties

We may not be able to execute our business strategy if we are unable to enter into alliances with other companies that can provide capabilities and funds for the development and commercialization of our drug candidates. If we are unsuccessful in forming or maintaining these alliances on favorable terms, our business may not succeed.

We have entered into a collaboration arrangement with Gilead for the development and commercialization of certain of our HCV compounds involving NS4A antagonism, and we may enter into additional collaborative arrangements in the future. For example, we currently plan to enter into an alliance for the phase III development and commercialization of elvucitabine. Given the limited number of global pharmaceutical companies which currently develop and market drugs for the treatment of HIV, and the strategic need for elvucitabine to be suitable for co-formulation with drugs already marketed or under development by a potential partner, the number of potential partners is relatively small. To date we have been unsuccessful in partnering with the major pharmaceutical companies with whom we have had on-going discussions. We are continuing partnering efforts with another group of companies, including those in Asia and elsewhere. If we are not successful in forming an alliance before the completion of the currently ongoing trial extensions, we do not plan to enter phase III clinical trials and would not independently pursue further development or commercialization of elvucitabine. We also may enter into alliances with major biotechnology or pharmaceutical companies to jointly develop other specific drug candidates and to jointly commercialize them if they are approved. In such alliances, we would expect our biotechnology or pharmaceutical collaborators to provide substantial funding, as well as significant capabilities in clinical development, regulatory affairs, marketing and sales. We may not be successful in entering into any such alliances on favorable terms, if at all. Even if we do succeed in securing such alliances, we may not be able to maintain them if, for example, development or approval of a drug candidate is delayed or sales of an approved drug are disappointing. Furthermore, any delay in entering into collaboration agreements could delay the development and commercialization of our drug candidates and reduce their competitiveness even if they reach the market. Any such delay related to our collaborations could adversely affect our business.

If a collaborative partner terminates or fails to perform its obligations under agreements with us, the development and commercialization of our drug candidates could be delayed or terminated.

If Gilead or another, future collaborative partner does not devote sufficient time and resources to collaboration arrangements with us, we may not realize the potential commercial benefits of the arrangement, and our results of operations may be adversely affected. In addition, if any existing or future collaboration partner were to breach or terminate its arrangements with us, the development and commercialization of the affected drug candidate could be delayed, curtailed or terminated because we may not have sufficient financial resources or capabilities to continue development and commercialization of the drug candidate on our own. Under our collaboration agreement with Gilead, Gilead may terminate the collaboration for any reason at any time upon 120 days notice. If Gilead were to exercise this right, the development and commercialization of our HCV compounds would be adversely affected.

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

In addition, a collaborator may decide to pursue a competitive drug candidate developed outside of the collaboration. In particular, Gilead, our collaborator for our chronic hepatitis C program, currently is developing other products for the treatment of chronic hepatitis C, and the results of its development efforts could affect its commitment to our drug candidate. If a collaboration partner fails to develop or effectively commercialize drug candidates or drugs for any of these reasons, we may not be able to replace the collaboration partner with another partner to develop and commercialize a drug candidate or drugs under the terms of the collaboration. We may also be unable to obtain, on terms acceptable to us, a license from such collaboration partner to any of its intellectual property that may be necessary or useful for us to continue to develop and commercialize a drug candidate.

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

We currently rely on a single manufacturer for the preclinical and clinical supplies of each of our drug candidates and do not currently have relationships for redundant supply or a second source for any of our drug candidates. To date, our third-party manufacturers have met our manufacturing requirements, but we cannot be assured that they will continue to do so. Any performance failure on the part of our existing or future manufacturers could delay clinical development or regulatory approval of our drug candidates or commercialization of any approved products. If for some reason our current contract manufacturers cannot perform as agreed, we may be required to replace them. Although we believe that there are a number of potential replacements given our manufacturing processes are not manufacturer specific, we may incur added costs and delays in identifying and qualifying any such replacements. Furthermore, although we generally do not begin a clinical trial unless we believe we have a sufficient supply of a drug candidate to complete the trial, any significant delay in the supply of a drug candidate for an ongoing trial due to the need to replace a third-party manufacturer could delay completion of the trial.

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

We have no commercial products, and we do not currently have an organization for the sales and marketing of pharmaceutical products. In order to successfully commercialize any drugs that may be approved in the future by the FDA or comparable foreign regulatory authorities, we must build our sales and marketing capabilities or make arrangements with third parties to perform these services. For certain drug candidates in selected indications where we believe that an approved product could be commercialized by a specialty North American sales force that calls on a limited but focused group of physicians, we intend to commercialize these products ourselves. However, in therapeutic indications that require a large sales force selling to a large and diverse prescribing population and for markets outside of North America, we plan to enter into arrangements with other companies for commercialization. For example, we have entered into an agreement with Gilead for the development and commercialization of certain of our HCV candidates involving NS4A antagonism. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenue and may not become profitable.

If physicians and patients do not accept our future drugs, we may be unable to generate significant revenue, if any.

Even if ACH-1095, ACH-1625, ACH-702, elvucitabine or any other drug candidates we may develop or acquire in the future, obtain regulatory approval, they may not gain market acceptance among physicians, health care payors, patients and the medical community. Factors that we believe could materially affect market acceptance of our product candidates include:

•	the timing of market introduction of competitive drugs;

•	the demonstrated clinical safety and efficacy of our product candidates compared to other drugs;

•	the cost-effectiveness of our product candidates;

•	the availability of reimbursement from managed care plans, the government and other third-party payors;

•	the convenience and ease of administration of our product candidates;

•	the existence, prevalence and severity of adverse side effects;

•	other potential advantages of alternative treatment methods; and

•	the effectiveness of marketing and distribution support.

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

Obtaining reimbursement approval for a product from each third-party and government payor is a time-consuming and costly process that could require us to provide supporting scientific, clinical and cost-effectiveness data for the use of any approved drugs to each payor. We may not be able to provide data sufficient to gain acceptance with respect to reimbursement. There also exists substantial uncertainty concerning third-party reimbursement for the use of any drug candidate incorporating new technology, and even if determined eligible, coverage may be more limited than the purposes for which the drug is approved by the FDA. Moreover, eligibility for coverage does not imply that any drug will be reimbursed in all cases or at a rate that allows us to make a profit or even cover our costs. Interim payments for new products, if applicable, may also be insufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on payments allowed for lower-cost products that are already reimbursed, may be incorporated into existing payments for other products or services, and may reflect budgetary constraints and/or imperfections in Medicare or Medicaid data used to calculate these rates. Net prices for products may be reduced by mandatory discounts or rebates required by government health care programs or by any future relaxation of laws that restrict imports of certain medical products from countries where they may be sold at lower prices than in the United States.

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

As of September 30, 2008, our patent portfolio included a total of 245 patents and patent applications worldwide. We own or hold exclusive licenses to a total of 10 U.S. issued patents and 48 U.S. pending patent applications, as well as 187 pending PCT applications and foreign counterparts to many of these patents and patent applications. Our success depends in part on our ability to obtain patent protection both in the United States and in other countries for our drug candidates. Our ability to protect our drug candidates from unauthorized or infringing use by third parties depends in substantial part on our ability to obtain and maintain valid and enforceable patents. Due to evolving legal standards relating to the patentability, validity and enforceability of patents covering pharmaceutical inventions and the scope of claims made under these patents, our ability to maintain, obtain and enforce patents is uncertain and involves complex legal and factual questions. Accordingly, rights under any issued patents may not provide us with sufficient protection for our drug candidates or provide sufficient protection to afford us a commercial advantage against competitive products or processes. In addition, we cannot guarantee that any patents will issue from any pending or future patent applications owned by or licensed to us. Even if patents have issued or will issue, we cannot guarantee that the claims of these patents are or will be valid or enforceable or will provide us with any significant protection against competitive products or otherwise be commercially valuable to us. Patent applications in the United States are maintained in confidence for up to 18 months after their filing. In some cases, however, patent applications remain confidential in the U.S. Patent and Trademark Office, which we refer to as the U.S. Patent Office, for the entire time prior to issuance as a U.S. patent. Similarly, publication of discoveries in the scientific or patent literature often lag behind actual discoveries. Consequently, we cannot be certain that we or our licensors or co-owners were the first to invent, or the first to file patent applications on, our drug candidates or their use as anti-infective drugs. In the event that a third party has also filed a U.S. patent application relating to our drug candidates or a similar invention, we may have to participate in interference proceedings declared by the U.S. Patent Office to determine priority of invention in the United States. The costs of these proceedings could be substantial and it is possible that our efforts would be unsuccessful, resulting in a loss of our U.S. patent position. Furthermore, we may not have identified all U.S. and foreign patents or published applications that affect our business either by blocking our ability to commercialize our drugs or by covering similar technologies that affect our drug market.

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

Our success will depend in part on our ability to operate without infringing the proprietary rights of third parties. Although we are not currently aware of any litigation or other proceedings or third-party claims of intellectual property infringement related to our drug candidates, the pharmaceutical industry is characterized by extensive litigation regarding patents and other intellectual property rights. Other parties may obtain patents in the future and allege that the use of our technologies infringes these patent claims or that we are employing their proprietary technology without authorization. Likewise, third parties may challenge or infringe upon our existing or future patents. Under our license agreements with Vion Pharmaceuticals we have the right, but not an obligation, to bring actions against an infringing third party. If we do not bring an action within a specified number of days, the licensor may bring an action against the infringing party. Pursuant to our license agreement with Emory University and our research collaboration and license agreement with Gilead, Emory and Gilead have the primary right, but not an obligation, to bring actions against an infringing third party. However, if Gilead or Emory elects not to bring an action, we may bring an action against the infringing party.

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

Risks Relating to Our Common Stock

The number of shares of our common stock outstanding has increased substantially as a result of our private placement, and certain purchasers beneficially own significant blocks of our common stock. Upon registration under the Securities Act of 1933, as amended, or the Securities Act, these shares will be generally available for resale in the public market.

Upon the closing of our private placement on August 12, 2008, we issued to a group of institutional and other accredited investors a total of 10,714,655 shares of our common stock, plus common stock warrants to purchase a total of 2,678,664 additional shares of common stock. We also issued these investors additional unit warrants which represent the right to purchase 3,679,078 units, which consists of 3,679,078 shares of common stock and common stock warrants to purchase 919,770 shares of our common stock. The issuance of these shares and warrants resulted in substantial dilution to stockholders who held our common stock prior to the private placement.

Pursuant to our obligations under a registration rights agreement for the private placement, on October 6, 2008 we filed a registration statement with the SEC, covering the resale of the 10,714,655 shares of common stock issued in the private placement and the 2,678,664 shares of common stock issuable upon exercise of the warrants. Upon such registration of the shares issued in the private placement, these shares will become generally available for immediate resale in the public market. The market price of our common stock could fall due to an increase in the number of shares available for sale in the public market.

Our executive officers, directors and principal stockholders own a large percentage of our voting common stock and could limit our stockholders’ influence on corporate decisions or could delay or prevent a change in corporate control.

As of September 30, 2008, our directors, executive officers and current holders of more than 5% of our outstanding common stock, together with their affiliates and related persons, beneficially own, in the aggregate, approximately 77% of our outstanding common stock. As a result, these stockholders, if acting together, have the ability to determine the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets and other extraordinary transactions. The interests of this group of stockholders may not always coincide with our corporate interests or the interest of other stockholders, and they may act in a manner with which you may not agree or that may not be in the best interests of other stockholders. This concentration of ownership may have the effect of:

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

The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future. During the period from January 1, 2007 to September 30, 2008, our stock price has ranged from a low of $1.03 to a high of $19.61. Market prices for securities of early stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the results of ongoing preclinical studies and future clinical trials of our preclinical drug candidates, including ACH-1095, ACH-1625 and ACH-702;

•	the results of our currently on-going phase II trial extensions and any future clinical trials for elvucitabine;

•

the entry into, or termination of, key agreements, in particular our collaboration agreement with Gilead or our sublicense agreement with Vion Pharmaceuticals, or any new collaboration agreement we may enter for elvucitabine;

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

Prior to our initial public offering in 2006, as a private company with limited resources, we maintained a small finance and accounting staff. As a public company, the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, as well as the rules of the Nasdaq Global Market, have required us to implement additional corporate governance practices and adhere to a variety of reporting requirements and complex accounting rules. Compliance with these public company obligations places significant additional demands on our finance and accounting staff and on our financial, accounting and information systems.

In particular, as a public company, our management is required to conduct an annual evaluation of our internal controls over financial reporting and include a report of management on our internal controls in our annual reports on Form 10-K. If we are unable to continue to conclude that we have effective internal controls over financial reporting, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock.

We do not anticipate paying cash dividends, and accordingly stockholders must rely on stock appreciation for any return on their investment in us.

We anticipate that we will retain our earnings, if any, for future growth and therefore do not anticipate paying cash dividends in the future. As a result, only appreciation in the price of our common stock will provide a return to stockholders.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 12, 2008, we issued 10,714,655 units to ProQuest Investments, Clarus Ventures and Investor Growth Capital at a price of $2.9049 per unit, resulting in gross proceeds of $31.1 million. Each unit consists of one share of our common stock and a warrant to purchase 0.25 shares of common stock at an exercise price of $3.53 per share. Additionally, the investors may have the option to purchase an additional 3,679,078 units between February 2009 and August 2009, subject to certain contingencies. At our option, the number of units issuable upon exercise of the unit warrants may be proportionately reduced if we receive certain payments under certain new collaboration agreements. We have agreed to seek stockholder approval for the transaction in accordance with NASDAQ Marketplace Rules.

We received aggregate net proceeds of approximately $29.2 million, after deducting expenses of the offering of approximately $1.9 million. These expenses consisted of payments of:

i.	$1.6 million in fees and commissions; and

ii.	$289,000 in legal and accounting fees.

The net proceeds of approximately $29.2 million are invested in short-term investment grade securities and money market accounts. We currently plan to use the net proceeds for general corporate purposes and to fund our research operations including: (i) to complete the on-going IND-enabling preclinical testing of ACH-1095 and ACH-1625 and to begin clinical testing for both candidates, (ii) to complete our assessment of ACH-702 data and if appropriate, prepare for clinical testing, (iii) to advance our carbapenem compounds to identify a clinical lead candidate, (iiii) to complete the open-label extension phases of our phase II clinical trials for elvucitabine, and (v) to progress additional drug candidates.

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

ACHILLION PHARMACEUTICALS, INC.

Date: October 29, 2008	/s/ Michael D. Kishbauch
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 29, 2008	/s/ Mary Kay Fenton
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit
31.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.