Form 10-K
period 2008-12-31
ACHILLION PHARMACEUTICALS INC
filed 2009-03-27
CIK 1070336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant on June 30, 2008 was approximately $34,920,3591 based on the closing price of such stock as reported by the NASDAQ Global Market on June 30, 2008.

As of March 16, 2009, the registrant had 26,398,527 shares of Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III (except for information required with respect to our executive officers, which is set forth under “Part I, Item 1—Business—Executive Officers of the Registrant”) and the information required by Item 5 relating to our equity compensation plans have been omitted from this report, as we expect to file with the Securities and Exchange Commission, not later than 120 days after the close of our fiscal year ended December 31, 2008, a definitive proxy statement for our annual meeting of stockholders to be held on June 3, 2009. The information required by Items 10, 11, 12, 13 and 14 of Part III and the information required by Item 5 relating to our equity compensation plans, which will appear in our definitive proxy statement, are incorporated by reference into this report.

This document (excluding exhibits) contains 95 pages.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. All statements other than statements relating to historical matters (including statements to the effect that we “believe,” “expect,” “anticipate,” “plan,” “target,” “intend” and similar expressions) should be considered forward-looking statements. Our actual results could differ materially from those discussed in the forward-looking statements as a result of a number of important factors, including the factors discussed in this section and elsewhere in this Annual Report on Form 10-K, including those discussed in Item 1A of this report under the heading “Risk Factors,” and the risks discussed in our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect events or circumstances that arise after the date hereof.

PART I

ITEM 1.	BUSINESS

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of innovative treatments for infectious diseases. Within the anti-infective market, we are currently concentrating on the development of antivirals for the treatment of chronic hepatitis C and the development of antibacterials for the treatment of resistant bacterial infections. We are currently focusing our efforts on advancing two late-stage preclinical candidates: ACH-1095, an NS4A antagonist for the treatment of chronic hepatitis C, being developed in collaboration with Gilead Sciences, Inc. (“Gilead”), and ACH-1625, a protease inhibitor also for the treatment of chronic hepatitis C. In addition, we have a pipeline of other product candidates for which we are currently seeking appropriate collaborative partners or for which we are considering whether to seek appropriate collaborative partners but to which we are not devoting significant resources at this time. These product candidates include elvucitabine for the treatment of HIV infection and ACH-702 for the treatment of serious bacterial infections.

We believe that there are several business advantages to developing anti-infective drugs as compared to developing drugs in other therapeutic areas. The emergence of drug resistance seen with current antiviral and antibacterial therapy creates a continuing need for new drugs, which we believe provides us with a large and growing business opportunity.

We have established our current drug candidate pipeline primarily through our internal discovery capabilities except for elvucitabine, which we in-license. Through both these efforts we have identified and are developing the following drug candidates and programs:

•

ACH-1095, an NS4A Antagonist for Chronic Hepatitis C Infection. We are evaluating ACH-1095 (also known as GS-9525) for the treatment of chronic hepatitis C. In preclinical and clinical studies, NS4A antagonists studied demonstrate potent inhibition of the replication of HCV, the virus that causes hepatitis C, by targeting a non-structural, or NS, viral protein called 4A. We believe these NS4A antagonists may offer several potential advantages compared to currently available treatments, including greater potency, a novel mechanism of action, lack of cross resistance and the potential for oral administration. We believe these compounds could be used in combination with the current standard of care, or with other therapies in development, to significantly improve treatment outcomes. Since November 2004, we have collaborated with Gilead under an exclusive license agreement for the research, development and commercialization of compounds operating by this mechanism of action. Our first drug candidate under this program, ACH-806 (also known as GS-9132), demonstrated positive antiviral effect in a proof-of-concept clinical trial in HCV infected patients, but also elevated serum creatinine levels, a marker of kidney function. As a result, we discontinued further clinical development of ACH-806 in favor of a next-generation back-up compound, ACH-1095, which is currently in late-stage preclinical studies. We anticipate entering clinical trials for this compound in the second half of 2009.

•

ACH-1625, a Protease Inhibitor for Chronic Hepatitis C Infection. We are evaluating ACH-1625, a protease inhibitor for the treatment of chronic hepatitis C. ACH-1625 has demonstrated strong in vitro potency and a good safety profile in preclinical studies. We have completed preclinical studies with this compound and we anticipate entering clinical trials for this compound in the first half of 2009.

•

ACH-702 for Drug Resistant Bacterial Infections. ACH-702 is a preclinical candidate with potency against a broad spectrum of bacterial pathogens including methicillin-resistant staphylococcus aureus, or MRSA. We recently completed a pre-IND consultation with the FDA on the most appropriate clinical development program for ACH-702. While the FDA provided guidance on an appropriate path toward regulatory approval for topical administration for ACH-702, the Division of Anti-Infective and Ophthalmology Products referred our request for additional guidance on systemic administration of ACH-702 to the Division of Special Pathogen and Transplant Products, or the DSPTP. We continue to assess our strategic and development options for ACH-702 for topical administration and other potential applications including use in medical biofilms and for use against tuberculosis. At this time, we do not anticipate moving into clinical development of ACH-702 until we complete this strategic assessment, and even then, we may not invest significantly in the future development of this compound without a collaboration partner.

•

Elvucitabine for HIV Infection. Elvucitabine is an antiviral we are developing for the treatment of HIV infection. We have evaluated elvucitabine in phase II clinical trials to further explore its safety and efficacy in HIV-infected patients over 48 and 96-weeks of treatment, and the open-label extension of one of those trials remains on-going through 2010. We currently retain full development and marketing rights to elvucitabine. However, we are currently seeking to enter a collaboration arrangement for elvucitabine and do not plan to advance elvucitabine into Phase III clinical trials without a collaboration partner.

We intend to focus on the discovery of new drug candidates through our extensive expertise in virology, microbiology and synthetic chemistry.

In the aggregate, members of our drug discovery, preclinical and clinical development team have contributed to the selection and development of more than 85 clinical candidates and 50 marketed products throughout their careers. Although significant additional funding and research and development will be required following the discovery of any new drug candidate, we believe our drug discovery capabilities will allow us to further expand our product candidate portfolio, providing us with strong growth potential and reducing our reliance on the success of any single drug candidate.

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

Our Strategy

Our objective is to become a leading infectious disease-focused biopharmaceutical company. In order to achieve our objective, we intend to:

•

Advance the Development of Our Current HCV Drug Candidates. We are developing two compounds for the treatment of chronic hepatitis C: ACH-1095, our NS4A antagonist, developed under a collaboration and exclusive license arrangement with Gilead, and ACH-1625, our protease inhibitor. In particular, in the next twelve months, we expect to:

•	complete late-stage preclinical studies and initiate phase Ia and phase Ib clinical testing of ACH-1095, in collaboration with Gilead;

•	initiate and complete phase Ia and phase Ib clinical testing of ACH-1625; and

•	continue to develop back-up HCV candidates to both ACH-1095 and ACH-1625.

•

Accelerate Growth Through Selective Collaborations. We intend to establish strategic collaborations where we believe we can accelerate the development or maximize the value of our drug candidates by utilizing the financial, clinical development, manufacturing and/or commercialization strengths of a leading biotechnology or pharmaceutical company as well as regional institutions or companies. For example, we entered into a collaboration with Gilead in 2004 for the development and commercialization of certain of our HCV compounds demonstrating a mechanism of action we call

NS4A antagonism, pursuant to which we received a significant up-front payment. We are currently utilizing Gilead’s broad capabilities to accelerate the progress of our NS4A antagonists. In addition, we currently maintain all rights to two drug candidates for which we have made a strategic decision to advance under collaboration with a partner – elvucitabine for treatment of HIV and ACH-702 for treatment of resistant bacterial infections. In addition to seeking collaboration support for these programs, we may seek to accelerate program development through affiliations with governmental, educational or other not-for-profit funding sources. Also, if any of our drug candidates are approved for sale, we may agree to collaborate with other companies to co-promote our drug candidates in North America, and/or utilize strategic alliances with third parties outside North America. For example, we have granted Gilead worldwide commercialization rights for our NS4A antagonists for treatment of HCV infection, and we have the option to participate on a limited basis in marketing efforts in the United States.

•

Expand our Infectious Disease Portfolio. We intend to leverage our expertise in synthetic chemistry, virology and microbiology to quickly and efficiently discover and develop additional anti-infective compounds. As recent examples of our capabilities, our research team designated clinical lead candidates in our HCV NS4A program (both ACH-806, a discontinued drug candidate, and ACH-1095, its successor compound with a similar mechanism of action), our HCV protease program (ACH-1625), and antibacterial program (ACH-702) in fewer than 24 months from program inception.

We have spent substantial research and development funds to develop our product pipeline and expect to continue to do so in the future. We incurred approximately $21.2 million, $28.1 million and $22.7 million in research and development costs for the years ended December 31, 2008, 2007 and 2006, respectively.

Our Drug Candidates

The following table summarizes key information regarding our drug candidates:

Drug Candidate/ Indication	Target	Stage of Development	Current Status	Current Marketing Rights
ACH-1095 Chronic Hepatitis C Infection	HCV protein NS4A	Preclinical	• Late-stage preclinical studies	Gilead Sciences*

ACH-1625 Chronic Hepatitis C Infection	HCV protein NS3 protease	Preclinical	• Preparation for phase I initiation	Achillion

ACH-702 Resistant Bacterial Infections	Triple target of gyrase, topoisomerase IV, and DNA primase	Preclinical	• Assessing potential strategic and development options	Achillion

Elvucitabine HIV Infection	HIV reverse transcriptase	Phase II extension

•      Multiple Phase II studies completed, including comparative safety, antiviral efficacy and pharmacokinetics trials in HIV treatment-naïve and treatment-experienced patients—open label extension on-going

Achillion

*	Achillion has a one-time option to participate on a limited basis in marketing in the United States.

ACH-1095, an NS4A Antagonist for HCV Infection

Through our internal drug discovery efforts, we identified a series of novel inhibitors which share a unique mechanism of action from other HCV inhibitors currently in development. The current lead compound from this series is ACH-1095. All compounds in this series function by targeting the NS4A protein of the hepatitis C virus and preventing formation of replicase complex, a necessary step in viral replication. In November 2004, we entered into a strategic alliance with Gilead for the discovery, development and commercialization of these compounds to treat chronic hepatitis C.

A discontinued predecessor compound, ACH-806, our first clinical stage compound from this series, demonstrated positive antiviral activity in human patients infected with HCV, but also demonstrated early signs of elevated serum creatinine, a marker of kidney function.

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

Achillion Approach: NS4A Antagonist ACH-1095

Our next-generation NS4A antagonists, including ACH-1095, are novel small molecule potent inhibitors of HCV replication which we identified through our internal research program. We believe these compounds have the following benefits:

•

Novel Mechanism of Action. Based upon extensive virology and biochemistry studies, we believe that the mechanism of action of our compounds is novel and involves targeting the NS4A protein of HCV, preventing the formation of a functional replicase complex, a necessary step in viral replication that occurs before copying the viral RNA genome, the step that polymerase inhibitors affect, but after viral protein processing, the step that protease inhibitors affect. Accordingly, we believe this unique mechanism leads to the lack of cross resistance in vitro between our compounds and other HCV inhibitors.

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

In 2006, we initiated a multiple dose proof-of-concept clinical trial of ACH-806 in HCV-infected patients. A proof-of-concept trial is generally a late-stage phase I or early-stage phase II clinical trial, the objective of which is to demonstrate that the tested drug shows a beneficial effect (e.g., a reduction in viral RNA levels) in human subjects. From this trial we observed that ACH-806 demonstrated positive antiviral effect, but we also observed elevations in serum creatinine, a marker of kidney function, which we concluded limited further dose escalation. As a result, in February 2007, we discontinued further development of ACH-806.

Based on our experience in the HCV area, and as part of our collaboration with Gilead, we maintained an active back-up program. As a result of this backup program, we developed a series of HCV inhibitors, including ACH-1095, with the following characteristics:

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

We expect to initiate human clinical trials in the second half of 2009. As appropriate, based upon the clinical experience gained with ACH-806 and the outcome of phase I clinical trials with ACH-1095, our collaborative partner, Gilead, may conduct phase II and/or phase III clinical trials and would assume financial and operational responsibility for this phase II and phase III development if it chooses to conduct such trials.

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

In addition, this compound has demonstrated good oral bioavailability and a satisfactory safety profile in animals.

Collaboration Operations

Under the terms of the collaboration with Gilead, research activities are overseen by a joint research committee comprised of equal numbers of our representatives and representatives from Gilead. Under the terms of a jointly-agreed upon research plan for ACH-1095, we will perform certain early-stage preclinical activities and Gilead is responsible for performing later preclinical and clinical studies. We continue to be responsible for back-up activities until such time as proof-of-concept is achieved and Gilead will continue to be responsible for manufacturing, formulation and commercialization activities.

In connection with commercialization of any products under the collaboration, we have a one-time option to participate on a limited basis in the marketing effort in the United States.

ACH-1625, a Protease Inhibitor for Chronic Hepatitis C Infection

Our HCV protease inhibitor, ACH-1625, was discovered by our internal research team. The compound has demonstrated strong in vitro potency and a good safety profile in animals. We have completed preclinical studies with this compound and we anticipate initiating human clinical trials for this compound in the first half of 2009.

Achillion Approach: HCV Protease Inhibitor ACH-1625

We believe combination therapy for the treatment of chronic HCV infection will benefit from drugs that inhibit HCV replication through complementary mechanisms of action. For this reason, we have leveraged our experience in HCV drug discovery to identify protease inhibitors that are distinct from our NS4A antagonists in their mechanism of action. Furthermore, these protease inhibitors are not subject to our collaboration and exclusive license agreement with Gilead.

We believe ACH-1625 and its back-up compounds have the following benefits:

•

Potency and Specificity. Data obtained in the standard laboratory assays used to determine anti-HCV activity against the genotype 1 virus demonstrate that ACH-1625 has potency in vitro in a range similar to the published data on Boehringer Ingelheim’s protease inhibitor (BI-2064), and several times greater potency in vitro than either the Schering-Plough (SCH-503034) or Vertex (VX-950) HCV protease inhibitors under clinical development. In addition, ACH-1625 demonstrates no cross resistance with these other inhibitors in development.

•

Safety. In laboratory and animal studies, ACH-1625 has demonstrated high safety margins, meaning the amount of drug exposure in animals is many times higher than the concentrations required to inhibit the HCV virus, and has minimal dose-related side effects.

•

Pharmacokinetics. In laboratory and animal studies, ACH-1625 is rapidly and extensively partitioned to the liver, the organ of infection in HCV. Based upon these data, we believe ACH-1625 could be dosed orally once daily.

•

Potential for Combination Treatment. As a member of a known and extensively studied drug class, we believe our protease inhibitor, ACH-1625, is well positioned for evaluation as a treatment for chronic hepatitis C in combination with the current standard of care and/or in combination with other direct acting antivirals.

Preclinical Development History

In preclinical studies, we have demonstrated that ACH-1625 is efficacious in vitro against genotype 1 virus. A lower nM potency number represents greater inhibition and potency, indicating that a lower concentration of drug is needed for viral inhibition. The following table describes these results.

HCV Inhibitor	Potency (nM)
ACH-1625	1
VX-950	300
SCH-503034	200

Preclinical data indicate that ACH-1625 has high safety margins in animals in both single ascending dose and multiple dose preclinical trials. ACH-1625 is metabolically stable and is rapidly and extensively partitioned in the liver, the organ of infection in HCV patients. Therefore, we believe ACH-1625 has potential for once-daily dosing.

ACH-702 for Drug Resistant Bacterial Infections

ACH-702 is a preclinical candidate with potency against a broad spectrum of bacterial pathogens including MRSA, which we are developing for the treatment of serious hospital-based and other bacterial infections. We recently completed a pre-IND consultation with the FDA on the most appropriate clinical development program for ACH-702. While the FDA provided guidance on an appropriate path toward regulatory approval for topical administration for ACH-702, the Division of Anti-Infective and Ophthalmology Products referred our request for additional guidance on systemic administration of ACH-702 to the DSPTP. We continue to assess our strategic and development options for ACH-702 for topical administration and other potential applications including use in medical biofilms, and for use against tuberculosis. At this time, we do not anticipate moving into clinical development of ACH-702 until we complete this strategic assessment, and even then, we may not invest significantly in the future development of this compound without a collaboration partner.

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

•	Dosing. We believe the properties of ACH-702 support the potential for administration through a variety of formulations.

Preclinical Development History

In preclinical studies, ACH-702 has demonstrated potent antibacterial activity against a number of medically relevant bacteria, including drug-resistant strains such as MRSA and vancomycin-resistant enterococcus. The following table illustrates ACH-702 activity versus MRSA clinical strains, compared to other marketed antibacterial products. The standard measurement of antibacterial activity is minimum inhibitory concentration, or MIC, meaning the minimum amount of drug required to inhibit complete growth of bacteria (as measured in micrograms per ml, or µg/ml). The lower the MIC, the greater the potency of the compound. In this study, for example, ACH-702 demonstrated potent activity in vitro against three MRSA strains that are resistant to Vancomycin and Zyvox (linezolid), which are the current standards of care.

	MIC (µg/ml)
Compound	MRSA (F-2121)	MRSA (F-2128)	MRSA (F-2137)
ACH-702	0.12	0.25	0.25
Vancomycin	8.00	>32.00	2.00
Linezolid	2.00	2.00	>16.00

Potent antibacterial activity has been demonstrated against both sensitive and drug-resistant strains in well-established preclinical infection models. In addition, IND-enabling preclinical pharmacokinetic and safety studies have been completed.

After our preclinical studies, we completed a pre-IND consultation with the FDA on the most appropriate clinical development program for ACH-702. While the FDA provided guidance on an appropriate path toward regulatory approval for topical administration for ACH-702, the Division of Anti-Infective and Ophthalmology Products referred our request for additional guidance on systemic administration of ACH-702 to the DSPTP. We continue to assess our strategic and development options for ACH-702 for topical administration and other potential applications including use in medical biofilms and for use against tuberculosis. We may undertake incremental preclinical studies as the result of this strategic assessment.

Elvucitabine for HIV

We are currently testing Elvucitabine in phase II trials. Elvucitabine is a member of the nucleoside reverse transcriptase inhibitor, or NRTI, class of compounds, the predominant class of drugs used in the current standard of care for HIV therapy. Elvucitabine has demonstrated potent antiviral activity against HIV, including activity against HIV that contains mutations associated with resistance to other reverse transcriptase inhibitors such as Viread (tenofovir), Zerit (d4T) and Retrovir (AZT). Furthermore, elvucitabine has been demonstrated to have a significantly longer half-life than the other marketed drugs in its class. We believe that these attributes should allow elvucitabine to deliver consistent, potent antiviral activity to patients infected with HIV, particularly those patients with less than perfect compliance with their existing treatment regimens. We believe a treatment regimen containing elvucitabine may also delay the emergence of resistance and prolong the effectiveness of therapy. To date, results from phase II trials indicate that elvucitabine is safe, well-tolerated and similarly efficacious to Epivir (lamivudine).

We currently anticipate entering into an alliance for the phase III development and commercialization of elvucitabine, and have made a strategic decision not to independently pursue further development or commercialization of elvucitabine prior to entering such an alliance. Further, we currently do not plan to initiate any additional efforts in HIV research or development. Given the limited number of global pharmaceutical companies which currently develop and market drugs for the treatment of HIV, and the strategic need for elvucitabine to be suitable for co-formulation with drugs already marketed or under development by a potential partner, the number of potential partners is relatively small. To date, we have been unsuccessful in partnering with the major pharmaceutical companies with whom we have had on-going discussions. We are continuing partnering efforts with regional companies and institutions, including those in Asia, South America and elsewhere. If we are not successful in forming an alliance before the completion of the currently ongoing trial extensions, we do not plan to advance the elvucitabine HIV program.

Overview of HIV Market

HIV is a viral infection that, if left untreated, results in the development of the Acquired Immune Deficiency Syndrome, or AIDS. The goal of antiviral treatment is to provide long-term suppression of HIV replication, which decreases the likelihood of AIDS and/or death. Without treatment, HIV infection progresses to AIDS in 20-25% of infected individuals within six years and in 50% within ten years.

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

Achillion Approach: Elvucitabine

Elvucitabine is an L-cytosine NRTI, which represents the most frequently prescribed class of NRTIs based upon sales. We believe L-cytosine NRTIs are frequently prescribed given their established potency, favorable short and long-term safety profile and fewer and less adverse side effects.

We believe elvucitabine addresses the limitations of currently available NRTIs in the following ways:

•

Long Half-Life. Elvucitabine’s plasma and intracellular half-life has been demonstrated in clinical trials to be 5-20 times greater than that of leading NRTIs Epivir (lamivudine) and Emtriva (FTC). We believe this long half-life may mitigate the negative effects of less than perfect patient compliance, providing a more durable NRTI for use in highly active antiretroviral therapy, or HAART, regimens.

•

Potency Against Common Resistance Mutations. The laboratory antiviral profile of elvucitabine demonstrates superior potency against many of the most common resistance mutations associated with NRTIs. In addition, elvucitabine retains greater antiviral activity in laboratory tests against HIV with resistance to Epivir (lamivudine) and Emtriva (FTC). We believe this enhanced antiviral activity could provide an increased barrier to the emergence of drug resistance in patients and improve antiviral suppression.

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

•

Patient Compliance. We believe that a well-tolerated L-cytosine NRTI with convenient, flexible oral dosing will enhance patient compliance and will make elvucitabine attractive as a component of a fixed-dose or other combination HAART regimen.

Recently Completed and Ongoing Clinical Development

Our Phase II clinical development plan for elvucitabine included multiple trials to explore the safety and efficacy profile of elvucitabine in both naïve and treatment-experienced HIV-infected patients. One of these phase II trials remains on-going. To date in this on-going trial, we have completed three treatment segments of 12-, 24- and 48-weeks of a randomized, double-blind phase II trial of a 10 mg daily dose of elvucitabine in combination with two additional antiretrovirals, Sustiva (efavirenz) and Viread (tenofovir), as compared to 300 mg daily dose of Epivir (lamivudine) in combination with the same two additional antiretrovirals, in 78 treatment-naïve HIV patients. We evaluated the safety, antiviral efficacy and pharmacokinetics of 12-, 24- and 48- weeks of therapy with these two treatment regimens, and will evaluate the same parameters after all eligible patients complete 96 weeks of treatment, anticipated to occur in the first half of 2009.

In June 2008, we announced that results at 48 weeks of treatment demonstrated that elvucitabine had a potent anti-viral effect similar to lamivudine, with a mean decrease in viral load in the elvucitabine treatment group of more than 99%, or 3.0 log10, similar to a decrease of more than 99%, or 3.2 log10, in the lamivudine treatment group. In the elvucitabine-treated group, 96% of patients reached undetectable viral load at 48 weeks, defined as achieving fewer than 50 copies/ml after 48 weeks of therapy, compared to 97% in lamivudine group. In this trial, elvucitabine was demonstrated to be safe and well-tolerated, as indicated by the absence of any serious drug-related clinical adverse events. These results are based on a small number of patients in an early-stage clinical trial and are not necessarily predictive of results in later-stage clinical trials with larger and more diverse patient populations.

In a separate phase II trail in HIV-experienced patients, we completed a randomized, double-blind phase II trial in which we evaluated the viral kinetics, safety and pharmacokinetics of elvucitabine in 18 HIV-infected patients who had failed a HAART regimen which included Epivir (lamivudine). Treatment failure is defined as the presence of the M184V mutation, which signifies Epivir (lamivudine) drug resistance. Patients received either 10 mg of elvucitabine once daily in place of Epivir (lamivudine) or continued receiving 300 mg of Epivir (lamivudine) once daily for 14 days. The patients’ other two HAART regimen drugs remain unchanged. During the first 14 days of treatment, announced in January 2008, patients receiving elvucitabine had similar viral load reduction as those patients receiving Epivir (lamivudine). In addition, the trial results demonstrate significant improvement in response when measured during the extension phase in which 8 of 14 patients who received elvucitabine, or 57%, had achieved 0.5 log10 reduction or more in viral load, likely related to the fact that elvucitabine is believed to reach steady-state levels in patients after approximately 21 days of treatment. We observed no serious or clinically significant adverse events during this trial. These results are based on a small number of patients in an early-stage clinical trial and are not necessarily predictive of results in later-stage clinical trials with larger and more diverse patient populations. In November 2008, the last eligible patient completed the 48 week treatment extension of this trial. We are currently analyzing the data from this trial and expect to publish the final results at an upcoming medical meeting.

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

Competition

Our industry is highly competitive and subject to rapid and significant technological change. All of the drugs we are developing, if approved, would compete against existing therapies. In addition, we believe a significant number of drug candidates are currently under development and may become available for the treatment of HIV infection, chronic hepatitis C and bacterial infections. The key competitive factors affecting the commercial success of these drugs are likely to be efficacy, safety profile and reliability, convenience of dosing, price and reimbursement.

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

ACH-1095 and ACH-1625 for HCV

ACH-1095 and ACH-1625, if approved, our NS4A antagonist, ACH-1095, and our protease inhibitor, ACH-1625, would compete with drugs currently approved for the treatment of hepatitis C, the interferon-alpha based products from Roche (Pegasys and Roferon-A) or Schering-Plough (Intron-A or Peg-Intron) and the ribavirin based products from Schering-Plough (Rebetrol), Roche (Copegus) or generic versions sold by various companies. In addition, our HCV compounds may compete with the interferon and ribavirin based drugs currently in development such as Valeant’s ribavirin analog (Viramidine) and Human Genome Sciences’ Albuferon. Other direct-acting antiviral products are also under development for the treatment of hepatitis C by companies such as Abbott, Anadys, Boehringer Ingelheim, Bristol-Myers Squibb, Gilead Sciences, GlaxoSmithKline, Human Genome Sciences, Intermune, Johnson & Johnson, Medivir, Merck, Novartis, Pfizer, Pharmasset, Roche, Schering-Plough and Vertex.

ACH-702 for Drug Resistant Bacterial Infections

ACH-702, if approved, would compete with drugs currently marketed for the treatment of serious gram-positive nosocomial infections including: vancomycin (multiple generic forms), Cubicin (daptomycin) by Cubist Pharmaceuticals, Zyvox (linezolid) by Pfizer and Synercid (dalfopristin + quinupristin) by King Pharmaceuticals. In addition, ACH-702 may compete with other drugs currently under development for the treatment of nosocomial gram-positive infections including: dalbavancin in development by Pfizer, telavancin from Theravance, oritavancin by Intermune, doripenem by Johnson & Johnson, ceftobiprole by Basilea and Johnson &

Johnson, iclaprim by Arpida and garenoxacin by Schering-Plough. In addition, ACH-702 may compete with other drugs currently marketed or under development for the treatment of topical skin infections including Altabax by GlaxoSmithKline and XOMA-629 by Xoma Therapeutics Ltd. We may also compete with the following companies that have a strategic interest in the discovery, development and marketing of drugs for the treatment of bacterial infections: Abbott, Aventis, Bristol-Myers Squibb, Cubist, GlaxoSmithKline, Merck, Novartis, Roche and Wyeth.

Elvucitabine for HIV

Elvucitabine, if approved, would compete with the NRTIs currently marketed for treatment of HIV infection, including: Epivir (lamivudine), Retrovir (AZT), Ziagen (abacavir), Combivir (lamivudine + AZT), Trizivir (lamivudine + AZT + abacavir) and Epzicom (lamivudine + abacavir) from GlaxoSmithKline, Hivid (ddC) from Hoffman-La Roche, Emtriva (FTC), Viread (tenofovir) and Truvada (FTC + tenofovir) from Gilead Sciences and Videx EC, Videx (ddI) and Zerit (d4T) from Bristol-Myers Squibb. In addition, elvucitabine may compete with other NRTIs currently under development for HIV by companies such as Avexa, Medivir, Pharmasset and Koronis. Other drugs in other classes recently approved for treatment of HIV infection include Selzentry (miraviroc, an entry inhibitor) from Pfizer and Isentress (raltegravir, an integrase inhibitor) from Merck. In addition, there are other classes of drugs under development for the treatment of HIV infection by companies such as Abbott, Boehringer Ingelheim, Johnson & Johnson, Myriad, Roche and Schering-Plough.

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

Our hepatitis C patent portfolio currently includes five issued U.S. patent, four U.S. provisional patent applications, twelve pending U.S. non-provisional applications, two associated issued non-U.S. patents, seventy-five associated pending non-U.S. patent applications, and five pending PCT applications. These patent applications, if issued, will expire between 2023 and 2029. The patent applications contain claims directed to compounds, method of use, process for synthesis, mechanism of action, and research assays.

In connection with our November 2004 collaboration with Gilead, we granted a worldwide exclusive license to Gilead for past, present and future patents, patent applications and patent filings with claims directed to our first NS4A antagonists and chemically related compounds, any additional compounds which inhibit HCV via a mechanism similar to that of NS4A antagonism and intellectual property relating to the mechanism of action. Gilead has a right to present and discuss with us its capabilities to participate in the development and commercialization of new HCV compounds.

In addition, we have obtained non-exclusive licenses to HCV drug discovery patents and patent applications owned by Chiron, a Novartis business unit, Apath, L.L.C., and ReBlikon, GmbH.

Our antibacterial patent portfolio currently includes one issued US patent, seven pending U.S. patent applications, fifty-five associated pending non-U.S. applications and two pending PCT applications. These patent applications, if issued, will expire between 2024 and 2028. The patent applications contain claims directed to compounds, method of use, process for synthesis and mechanism of action.

Our elvucitabine patent portfolio currently includes seven issued U.S. patents, thirty-two associated issued non-U.S. patents, fifteen associated pending non-U.S. patent applications, three pending US patent applications and one pending PCT application. We either own or hold exclusive worldwide sublicenses from Vion Pharmaceuticals of patents owned by Yale University or exclusive worldwide licenses from Emory University to these patents and patent applications. The issued patents and patent applications, if issued, will expire between 2013 and 2027. The issued U.S. patents contain claims directed to elvucitabine chemical compound, method of use, synthesis, and formulation, which claims expire in 2013, 2013 to 2016 and 2023, respectively. The issued foreign patents contain claims directed to the elvucitabine compound and elvucitabine use and expire in 2014 and 2016.

Collaborations and Licenses

Gilead

In November 2004, we entered into a research collaboration and license agreement with Gilead, Inc. pursuant to which we agreed to collaborate exclusively with Gilead throughout the world to develop and commercialize compounds for the treatment of chronic hepatitis which inhibit HCV replication through a novel mechanism of action targeting the NS4A protein involving HCV, including ACH-806, our previous lead candidate (also known as GS-9132), and successor compounds, including ACH-1095 (also known as GS-9525). Research and development activities prior to proof-of-concept are overseen by a research committee comprised of equal numbers of our representatives and representatives from Gilead. The joint research committee assigns research and development tasks, agrees upon a budget for the research program, and shares equally in the related costs. In addition, the parties may agree at any time to increase or decrease the research budget. Prior to proof-of-concept, any disputes within the joint research committee that cannot be resolved between designated executives of each party will be resolved by Gilead.

According to a jointly-agreed upon research plan for ACH-1095, the joint research committee determined that we would perform certain early-stage preclinical activities while Gilead would perform later preclinical and clinical studies. We would continue to be responsible for back-up activities until such time as proof-of-concept is achieved, and Gilead would continue to be responsible for manufacturing, formulation and commercialization activities. In the most recently updated project plan, approved by the joint research committee in March 2009, our remaining obligations under the collaboration continue through the second half of 2010.

Gilead is otherwise responsible for all development and commercialization of compounds, including all regulatory filings and clinical trials after proof-of-concept. Gilead is responsible for the manufacturing of compounds throughout all stages of development and commercialization. Gilead has agreed under the agreement to use reasonably diligent efforts to develop and commercialize at least one compound in each of the United States, Japan, Germany, France, Italy, Spain and the United Kingdom. In connection with Gilead’s exclusive right to market and commercialize products, we have a one-time option to participate on a limited basis in the marketing effort in the United States. Pursuant to the terms of the collaboration agreement, Gilead must provide us with notice following commencement of a phase III clinical trial and prior to filing of an NDA. We must then notify Gilead whether we intend to designate field-based personnel to support their commercial activities within the United States. Following Gilead’s receipt of our notice, the parties must negotiate in good faith to determine the number of Achillion field-based personnel and the manner of their participation. These field-based personnel will operate under the supervision of Gilead and receive training at a similar level to equivalent Gilead field-based personnel. We will bear the costs associated with the commercial participation of our field-based personnel; provided, however, that Gilead shall bear the expense of training. Our participation does not change the amount of any royalty payments Gilead is obligated to pay us on net sales of any drugs pursuant to our collaboration agreement. Under the agreement, Gilead is required to make royalty payments, if any, to us until the end of the royalty term, which is the earlier of (i) ten years following the date of the first commercial sale of a compound or (ii) the expiration of the last Achillion patent or patent owned jointly with Gilead.

We received $10.0 million from Gilead upon the execution of the agreement, consisting of license fees and an equity investment, and could receive up to $157.5 million in development, regulatory and sales milestone payments, assuming the successful simultaneous development of a lead and back-up compound, and annual sales in excess of $600 million. We may also receive royalties on net sales of products if commercialization is achieved.

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

The agreement will expire on the last to expire royalty term. In addition, Gilead may terminate the agreement for any reason by providing us with 120 days notice. Either party has the right to terminate for material breach, though we may terminate for Gilead’s breach only on a market-by-market basis and, if applicable, a product-by-product basis.

FOB Synthesis, Inc.

In April 2008, we entered into a license and research agreement with FOB Synthesis, Inc., or FOB, granting us an exclusive worldwide license for the research, development and commercialization of certain FOB compounds for the treatment of serious bacterial infections.

Under the terms of the agreement, we paid to FOB a $500,000 upfront license payment. We provided FOB with funding at specified levels to collaborate with us on the further characterization and development of the compounds through April 4, 2009. We had the option to extend the research term for an additional one year period with 30 days written notice to FOB prior to the end of the first year of the research term. In accordance with the agreement, in February 2009, we terminated this agreement effective April 4, 2009.

Vion Pharmaceuticals/Yale University

In February 2000, we entered into a license agreement with Vion Pharmaceuticals, pursuant to which we obtained a worldwide exclusive sublicense from Vion on the composition of matter and use of elvucitabine. Vion’s license rights were granted to it by Yale, and Yale is a party with respect to certain provisions of this agreement. This license covers the use of elvucitabine alone, as a pharmaceutical composition containing elvucitabine alone, or its use as monotherapy to treat HIV. Yale has retained rights to utilize the intellectual property licensed by this agreement for its own noncommercial purposes. Pursuant to the agreement, we issued 6,250 shares of our common stock to each of Vion and Yale. In addition, pursuant to an amendment to the agreement entered into in January 2002, we granted options to purchase 7,500 shares of our common stock to each of Vion and Yale. Through December 31, 2008, we have made aggregate payments of $35,000 to Yale under this agreement, including a $10,000 initial license fee and a $25,000 development milestone payment. Under the terms of the agreement, we may also be required to make additional milestone payments to Yale of up to an aggregate of $850,000 for each licensed product based on the achievement of specified development and regulatory approval milestones. We are also required to pay Yale specified royalties on net product sales and a specified share of sublicensing fees that we receive under any sublicenses that we grant.

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

Emory University

In July 2002, we entered into a license agreement with Emory University, pursuant to which we obtained a worldwide exclusive license under specified licensed patents to use elvucitabine in combination with other antivirals. Under the license, Emory retains a right to use the intellectual property for educational and research purposes only and also retains the right to approve sublicenses under specified circumstances. Through December 31, 2008, we have made aggregate payments of $150,000 to Emory under this agreement, including an initial license fee of $100,000 and a development milestone payment of $50,000. We may also be required to make additional payments of up to an aggregate of $400,000 based on the achievement of specified development and regulatory approval milestones. Under this agreement, we are also required to pay Emory specified royalties on net product sales and a specified share of sublicensing fees that we receive under any sublicenses that we grant.

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

Sales and Marketing

We intend to establish our own sales and marketing capabilities if and when we obtain regulatory approval of our drug candidates. In North America and Western Europe, patients in the markets for our drug candidates are largely managed by medical specialists in the areas of infectious diseases, hepatology and gastroenterology. Historically, companies have experienced substantial commercial success through the deployment of these specialized sales forces which can address a majority of key prescribers, particularly within the infectious disease marketplace. Therefore, we expect to utilize a specialized sales force in North America for the sales and marketing of drug candidates that we may successfully develop. We currently have no marketing, sales or distribution capabilities. In order to participate in the commercialization of any of our drugs, we must develop these capabilities on our own or in collaboration with third parties. We may also choose to hire a third party to provide sales personnel instead of developing our own staff. Pursuant to our collaboration agreement with Gilead, we have granted Gilead worldwide commercialization rights for our HCV compounds that operate by the mechanism of NS4A antagonism. However, we have the option to participate on a limited basis in marketing efforts in the United States.

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

Phase I, phase II and phase III testing may not be completed successfully within any specified period, if at all. The FDA or an IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk.

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

The passage of the Medicare Prescription Drug and Modernization Act of 2003, or the MMA, imposed new requirements for the distribution and pricing of prescription drugs for Medicare beneficiaries, which may affect the marketing of our products. The MMA also introduced a new reimbursement methodology, part of which went into effect in 2004, and a new prescription drug plan, which went into effect on January 1, 2006. While the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from the MMA may result in a similar reduction in payments from non-governmental payors.

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

Segment Reporting

We are engaged solely in the discovery and development of innovative anti-infective drug therapies. Accordingly, we have determined that we operate in one operating segment.

Employees

As of March 1, 2009, we had 54 employees, 24 of whom hold doctoral degrees. Approximately 45 of our employees are engaged in research and development, with the remainder engaged in administration, finance and business development functions. We believe our relations with our employees are good.

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

Executive Officers of the Registrant

Name	Age	Position
Michael D. Kishbauch	59	President and Chief Executive Officer
Milind S. Deshpande, Ph.D.	52	Executive Vice President and Chief Scientific Officer
Gautam Shah, Ph.D.	52	Senior Vice President and Chief Compliance Officer
Mary Kay Fenton	45	Vice President and Chief Financial Officer
Elizabeth A. Olek, D.O.	44	Vice President and Chief Medical Officer
Joseph Truitt	44	Vice President and Chief Commercial Officer

Michael D. Kishbauch, President and Chief Executive Officer. Prior to joining Achillion in July 2004 as our President and Chief Executive Officer, Mr. Kishbauch founded and served as President and Chief Executive Officer from September 1996 to July 2004 of OraPharma, Inc., a publicly traded, commercial-stage pharmaceutical company focused on oral health care, which was acquired by Johnson & Johnson in 2003. Prior to OraPharma, Inc., Mr. Kishbauch held senior management positions with MedImmune, Inc. Mr. Kishbauch holds an M.B.A. from the Wharton School of the University of Pennsylvania and a B.A. in biology from Wesleyan University.

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

Gautam Shah, Ph.D., Senior Vice President and Chief Compliance Officer. Dr. Shah joined Achillion in May 2004 as Vice President of Regulatory Affairs and was named Senior Vice President and Chief Compliance Officer in September 2006. Prior to joining Achillion, he was Senior Director of Regulatory Affairs with Sepracor from February 2003 to May 2004. Prior to Sepracor, Dr. Shah was in the Regulatory Affairs Group of Bayer Health Care. Before Bayer, he held positions of increasing responsibilities at Pfizer Inc. in the area of Product and Process Development. Dr. Shah received his Ph.D. in Pharmaceutics from the University of Illinois, as well as a M.S. in Medicinal Chemistry from Wayne State University and a B.A. in Pharmacy from MSU University in India.

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

Joseph Truitt, Vice President and Chief Commercial Officer. Prior to joining Achillion in January 2009, Mr. Truitt was Vice President of Business Development and Product Strategy for Lev Pharmaceuticals, Inc. from October 2007 to December 2008. From July 2006 through September 2007, he served as Lev’s Vice President of Sales and Marketing and led the build out of the commercial team and infrastructure in preparation for product launch. From February 2002 to July 2006, Mr. Truitt was Vice President of Sales and Operations at Johnson & Johnson where he directed commercial operations at the company’s OraPharma subsidiary. From 2000 to 2002, Mr. Truitt was Vice President of Sales and Operations of OraPharma, Inc. prior to its acquisition by Johnson & Johnson. Mr. Truitt holds an M.B.A. from St. Joseph’s University, Philadelphia and a B.S. in Marketing from LaSalle University, Philadelphia.

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

We have incurred significant losses since our inception in August 1998. As of December 31, 2008, our accumulated deficit was approximately $180 million. We have not generated any revenue from the sale of drug candidates to date. We expect that our annual operating losses will increase substantially over the next several years as we expand our research, development and commercialization efforts, including as we:

•	complete late-stage preclinical studies and initiate clinical testing of ACH-1095;

•	initiate clinical testing of ACH-1625;

•	complete the open-label extension phases of our phase II clinical trials for elvucitabine; and

•	progress additional drug candidates.

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

We believe that our existing cash and cash equivalents will be sufficient to support our current operating plan through at least the next twelve months. Our operating plan may change as a result of many factors, including:

•	the outcome of future clinical trials of ACH-1095, which will determine our ability to earn future milestone payments from our partner Gilead;

•	the costs involved in the clinical development, manufacturing and formulation of ACH-1625;

•	the outcome of our strategic and development assessment of ACH-702;

•	the costs involved in the preclinical and clinical development of ACH-1095 and other NS4A antagonists, certain portions of which we share with Gilead;

•	our ability to enter into corporate collaborations and the terms and success of these collaborations;

•	the costs involved in obtaining regulatory approvals for our drug candidates;

•	the scope, prioritization and number of programs we pursue;

•	the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent and other intellectual property claims;

•	our ability to raise incremental debt or equity capital, including any changes in the credit market that may impact our ability to obtain capital in the future;

•	our acquisition and development of new technologies and drug candidates; and

•	competing technological and market developments currently unknown to us.

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

We may seek additional financing through a combination of private and public equity offerings, debt financings and collaboration, strategic alliance and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include adverse liquidation or other preferences that adversely affect your rights as a stockholder. For example, in August 2008, we issued in a private placement 10,714,655 shares of our common stock, plus common stock warrants to purchase a total of 2,678,644 additional shares of stock, resulting in gross proceeds to us of $31.1 million but which substantially diluted our existing stockholders. We also issued warrants in the private placement, which if exercised in full would generate approximately $10.4 million in additional proceeds. However, there can be no assurance that the investors will exercise their warrants. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration, strategic alliance and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or drug candidates, or grant licenses on terms that are not favorable to us.

We depend on the success of our HCV drug candidates, ACH-1095 and ACH-1625, which are still under development.

We have invested a significant portion of our efforts and financial resources in the development of our HCV candidates, ACH-1095 and ACH-1625, for the treatment of chronic hepatitis C. Our ability to generate revenues will depend heavily on the successful development and commercialization of these drug candidates. The development and commercial success of these drug candidates will depend on several factors, including the following:

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

We plan to enter human clinical trials for our HCV candidates, ACH-1095 and ACH-1625 in 2009. Positive results in preclinical studies of a drug candidate may not be predictive of similar results in human clinical trials, and promising results from early clinical trials of a drug candidate may not be replicated in later clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in early-stage development. Accordingly, the results from the completed preclinical studies for ACH-1095 and ACH-1625 may not be predictive of the results we may obtain in later stage trials. We do not expect any of our drug candidates to be commercially available for at least several years, if at all.

If we are not successful in forming an alliance for the commercialization of elvucitabine, or are significantly delayed in doing so, our business may be harmed.

We currently plan to enter into an alliance for the phase III development and commercialization of elvucitabine. Given the limited number of global pharmaceutical companies which currently develop and market drugs for the treatment of HIV, and the strategic need for elvucitabine to be suitable for co-formulation with drugs already marketed or under development by a potential partner, the number of potential partners is relatively small. To date, we have been unsuccessful in partnering with the major pharmaceutical companies with whom we have had on-going discussions. We are continuing partnering efforts with regional companies and institutions, including those in Asia, South America and elsewhere. If we are not successful in forming an alliance before the completion of the currently ongoing trial extensions, we do not plan to enter phase III clinical trials and would not independently pursue further development or commercialization of elvucitabine.

If we are not able to determine the most appropriate therapeutic use for ACH-702, or determine and execute a successful business strategy pursuant to that use, our business may be harmed.

Following preclinical studies, we completed a pre-IND consultation with the FDA on the most appropriate clinical development program for ACH-702. While the FDA provided guidance on an appropriate path toward regulatory approval for topical administration for ACH-702, the Division of Anti-Infective and Ophthalmology Products referred our request for additional guidance on systemic administration of ACH-702 to the DSTPP. We continue to assess our strategic and development options for ACH-702 for topical administration and other potential applications including use in biofilms and for use against tuberculosis. At this time, we do not anticipate moving into clinical development of ACH-702 until we complete our strategic assessment, and even then, we may not invest significantly in the future development of this compound without a collaboration partner. Even if we elect to seek a collaboration partner, we may be unable to find an appropriate collaboration partner to advance the program.

Our market is subject to intense competition. If we are unable to compete effectively, our drug candidates may be rendered noncompetitive or obsolete.

We are engaged in segments of the pharmaceutical industry that are highly competitive and rapidly changing. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations are pursuing the development of novel drugs that target infectious diseases. We face, and expect to continue to face, intense and increasing competition as new products enter the market and advanced technologies become available. In addition to currently approved drugs, there are a significant number of drugs that are currently under development and may become available in the future for the treatment of chronic hepatitis C, serious hospital-based bacterial infections and HIV infection. We would expect ACH-1095, ACH-1625, ACH-702 and elvucitabine to compete with the following approved drugs and drug candidates currently under development:

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

•

ACH-702. ACH-702, if approved, would compete with drugs currently marketed for the treatment of serious gram-positive nosocomial infections including: vancomycin (multiple generic forms), Cubicin (daptomycin) by Cubist Pharmaceuticals, Zyvox (linezolid) by Pfizer and Synercid (dalfopristin + quinupristin) by King Pharmaceuticals. In addition, ACH-702 may compete with other drugs currently under development for the treatment of nosocomial gram-positive infections including: dalbavancin in development by Pfizer, telavancin from Theravance, oritavancin by Intermune, doripenem by Johnson & Johnson, ceftobiprole by Basilea and Johnson & Johnson, iclaprim by Arpida and garenoxacin by Schering-Plough. In addition, ACH-702 may compete with other drugs currently marketed or under development for the treatment of topical skin infections including Altabax by GlaxoSmithKline and XOMA-629 by Xoma Therapeutics Ltd. We may also compete with the following companies that have a strategic interest in the discovery, development and marketing of drugs for the treatment of bacterial infections: Abbott, Aventis, Bristol-Myers Squibb, Cubist, GlaxoSmithKline, Merck, Novartis, Roche and Wyeth.

•

Elvucitabine. If approved, elvucitabine would compete with the NRTIs currently marketed for treatment of HIV infection, including: Epivir (lamivudine), Retrovir (AZT), Ziagen (abacavir), Combivir (lamivudine + AZT), Trizivir (lamivudine + AZT + abacavir) and Epzicom (lamivudine + abacavir) from GlaxoSmithKline, Hivid (ddC) from Hoffman-La Roche, Emtriva (FTC), Viread (tenofovir) and Truvada (FTC + tenofovir) from Gilead and Videx EC, Videx (ddI) and Zerit (d4T) from Bristol-Myers Squibb. In addition, elvucitabine may compete with other NRTIs currently under development for HIV by companies such as Avexa, Medivir, Pharmasset and Koronis. Other drugs in other classes recently approved for treatment of HIV infection include Selzentry (miraviroc, an entry inhibitor) from Pfizer and Isentress (raltegravir, an integrase inhibitor) from Merck. In addition, there are other classes of drugs under development for the treatment of HIV infection by companies such as Abbott, Boehringer Ingelheim, Johnson & Johnson, Myriad, Roche, Schering-Plough and.

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

We have entered into a collaboration arrangement with Gilead for the development and commercialization of certain of our HCV compounds involving NS4A antagonism, and we may enter into additional collaborative arrangements in the future. For example, we currently plan to enter into an alliance for the phase III development and commercialization of elvucitabine. Given the limited number of global pharmaceutical companies which currently develop and market drugs for the treatment of HIV, and the strategic need for elvucitabine to be suitable for co-formulation with drugs already marketed or under development by a potential partner, the number of potential partners is relatively small. To date we have been unsuccessful in partnering with the major pharmaceutical companies with whom we have had on-going discussions. We are continuing partnering efforts with regional companies and institutions, including those in Asia, South America and elsewhere. If we are not successful in forming an alliance before the completion of the currently ongoing trial extensions, we do not plan to enter phase III clinical trials and would not independently pursue further development or commercialization of elvucitabine. In addition, as we continue to assess our strategic and development options for ACH-702, at this time, we do not anticipate moving into clinical development of ACH-702 until we complete this strategic assessment, and even then, we may not significantly invest in the future development of this compound without a collaboration partner. We also may enter into alliances with major biotechnology or pharmaceutical companies to jointly develop other specific drug candidates and to jointly commercialize them if they are approved. In such alliances, we would expect our biotechnology or pharmaceutical collaborators to provide substantial funding, as well as significant capabilities in clinical development, regulatory affairs, marketing and sales. We may not be successful in entering into any such alliances on favorable terms, if at all. Even if we do succeed in securing such alliances, we may not be able to maintain them if, for example, development or approval of a drug candidate is delayed or sales of an approved drug are disappointing. Furthermore, any delay in entering into collaboration agreements could delay the development and commercialization of our drug candidates and reduce their competitiveness even if they reach the market. Any such delay related to our collaborations could adversely affect our business.

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

In addition, research and development activities under our Gilead collaboration arrangement prior to proof-of-concept are overseen by a research committee comprised of equal numbers of our representatives and representatives from Gilead. The joint research committee assigns research and development tasks, agrees upon a budget for the research program, and shares equally in the related costs. The parties may agree at any time to increase or decrease the research budget. Prior to proof-of-concept, any disputes within the joint research committee that cannot be resolved between designated executives of each party will be resolved by Gilead.

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

We, and a number of other companies in the pharmaceutical and biotechnology industries, have suffered significant setbacks in later stage clinical trials even after achieving promising results in early-stage development. For example, in February 2007, we announced that we discontinued further clinical development of ACH-806 (also known as GS-9132) which was determined to have positive antiviral effect in a proof-of-concept clinical trial in HCV infected patients, but also to elevate serum creatinine levels, a marker of kidney function. There can be no assurance that we have identified the source of the serum creatinine elevation and that we will not see a similar outcome in human clinical trials with that program’s successor compound, ACH-1095 (also known as GS-9525). Accordingly, there can be no assurance that this, or another type of toxicity, will not arise in future clinical trials. Additionally, the results from the completed preclinical studies and clinical trials and ongoing clinical trials for elvucitabine, ACH-702, ACH-1625 and our other drug candidates may not be predictive of the results we may obtain in later stage trials. In addition, we have not yet made a final determination regarding the most appropriate therapeutic application or clinical development plan for ACH-702. We continue to assess our strategic and development options for ACH-702 for topical administration and other potential applications including use in medical biofilms and for use against tuberculosis. At this time, we do not anticipate moving into clinical development of ACH-702 until we complete this strategic assessment, and even then, we may not invest significantly in the future development of this compound without a collaboration partner. We do not expect any of our drug candidates to be commercially available for at least several years.

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

Any delay in obtaining or failure to obtain required approvals could materially adversely affect our ability to progress the development of a drug candidate and to generate revenues from that drug candidate. In particular, we recently completed a pre-IND consultation with the FDA on the most appropriate clinical development program for ACH-702. Given the complexity of the mechanism of action of ACH-702, which operates via a three-part target including gyrase, topoisomerase IV and primase, the complexity of the preclinical results noted with ACH-702, and the evolving regulatory climate for antibacterials, we decided our development strategy for this compound should be further discussed with the FDA before initiating human clinical studies. While the FDA provided guidance on an appropriate path toward regulatory approval for topical administration for ACH-702, the Division of Anti-Infective and Ophthalmology Products referred our request for additional guidance on systemic administration of ACH-702 to the Division of Special Pathogen and Transplant Products (the “DSPTP”). We are currently assessing our strategic and development plans for ACH-702 for topical administration and other potential applications including use in medical biofilms and for use against tuberculosis. Even after receiving guidance from the DSPTP, if any, there can be no assurance that the FDA will approve our IND application once filed. Furthermore, any regulatory approval to market a product may be subject to limitations on the indicated uses for which we may market the product and affect reimbursement by third-party payors. These limitations may limit the size of the market for the product. We are also subject to numerous foreign regulatory requirements governing the conduct of clinical trials, manufacturing and marketing authorization, pricing and third-party reimbursement. The foreign regulatory approval process includes all of the risks associated with FDA approval described above as well as risks attributable to the satisfaction of foreign regulations. Approval by the FDA does not ensure approval by regulatory authorities outside the United States. Foreign jurisdictions may have different approval procedures than those required by the FDA and may impose additional testing requirements for our drug candidates.

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

As of December 31, 2008, our patent portfolio included a total of at least 210 patents and patent applications worldwide. We own or hold exclusive licenses to a total of 13 U.S. issued patents and 28 U.S. pending provisional and non-provisional patent applications, as well as at least 170 pending PCT applications and associated non-US patents and patent applications. Our success depends in part on our ability to obtain patent protection both in the United States and in other countries for our drug candidates. Our ability to protect our drug candidates from unauthorized or infringing use by third parties depends in substantial part on our ability to obtain and maintain valid and enforceable patents. Due to evolving legal standards relating to the patentability, validity and enforceability of patents covering pharmaceutical inventions and the scope of claims made under these patents, our ability to maintain, obtain and enforce patents is uncertain and involves complex legal and factual questions. Accordingly, rights under any issued patents may not provide us with sufficient protection for our drug candidates or provide sufficient protection to afford us a commercial advantage against competitive products or processes. In addition, we cannot guarantee that any patents will issue from any pending or future patent applications owned by or licensed to us. Even if patents have issued or will issue, we cannot guarantee that the claims of these patents are or will be valid or enforceable or will provide us with any significant protection against competitive products or otherwise be commercially valuable to us. Patent applications in the United States are maintained in confidence for up to 18 months after their filing. In some cases, however, patent applications remain confidential in the U.S. Patent and Trademark Office, which we refer to as the U.S. Patent Office, for the entire time prior to issuance as a U.S. patent. Similarly, publication of discoveries in the scientific or patent literature often lag behind actual discoveries. Consequently, we cannot be certain that we or our licensors or co-owners were the first to invent, or the first to file patent applications on, our drug candidates or their use as anti-infective drugs. In the event that a third party has also filed a U.S. patent application relating to our drug candidates or a similar invention, we may have to participate in interference proceedings declared by the U.S. Patent Office to determine priority of invention in the United States.

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

Risks Relating to Our Common Stock

We may be required to dilute our existing stockholders further in connection with capital raising activities and certain purchasers may beneficially own significant blocks of our common stock. Additionally, the market price of our common stock may fall due to the increased number of shares available in the public market.

In connection with capital raising activities, we may be required to dilute our existing stockholders substantially. For example, upon the closing of our private placement on August 12, 2008, we issued to a group of institutional investors a total of 10,714,655 shares of our common stock, plus common stock warrants to purchase a total of 2,678,664 additional shares of common stock. We also issued these investors additional unit warrants which represent the right to purchase 3,679,078 units, consisting of 3,679,078 shares of common stock and common stock warrants to purchase 919,770 shares of our common stock. The issuance of these shares and warrants resulted in substantial dilution to stockholders who held our common stock prior to the private placement.

Pursuant to our obligations under a registration rights agreement for the private placement, on October 6, 2008 we filed a registration statement with the SEC, covering the resale of the 10,714,655 shares of common stock issued in the private placement and the 2,678,664 shares of common stock issuable upon exercise of the warrants which was declared effective on October 30, 2008, making such shares available for immediate resale in the public market. The market price of our common stock could fall due to an increase in the number of shares available for sale in the public market.

Our executive officers, directors and principal stockholders own a large percentage of our voting common stock and could limit our stockholders’ influence on corporate decisions or could delay or prevent a change in corporate control.

As of March 1, 2009, our directors, executive officers and current holders of more than 5% of our outstanding common stock, together with their affiliates and related persons, beneficially own, in the aggregate, approximately

86% of our outstanding common stock. As a result, these stockholders, if acting together, have the ability to determine the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets and other extraordinary transactions. The interests of this group of stockholders may not always coincide with our corporate interests or the interest of other stockholders, and they may act in a manner with which you may not agree or that may not be in the best interests of other stockholders. This concentration of ownership may have the effect of:

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

The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future. During the period from January 1, 2007 to December 31, 2008, our closing stock price has ranged from a low of $0.68 to a high of $19.61. Market prices for securities of early stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the results of preclinical studies and planned clinical trials of our drug candidates, including ACH-1095 and ACH-1625;

•	the results of our currently on-going phase II trial extensions for elvucitabine;

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

Unstable market and economic conditions may have serious adverse consequences on our business.

Our general business strategy may be adversely affected by the recent economic downturn and volatile business environment and continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate further, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive these difficult economic times, which would directly affect our ability to attain our operating goals on schedule and on budget.

At December 31, 2008, we had $8.5 million in cash and $26.5 million of cash equivalents and marketable securities consisting of U.S. government and agency securities and FDIC guaranteed commercial paper held by a major banking institution.

There is a possibility that our stock price may decline, due in part to the volatility of the stock market and the general economic downturn.

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

We anticipate that we will retain our earnings, if any, for future growth and therefore do not anticipate paying cash dividends in the future. As a result, only appreciation in the price of our common stock will provide a return to stockholders

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

No matters were submitted to a vote of our security holders during the fourth quarter of 2008.

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

Market Information

Our common stock began trading on the NASDAQ Global Market on October 26, 2006 under the symbol “ACHN”. Prior to that time, there was no established public trading market for our common stock. The following table sets forth the high and low sale prices per share for our common stock on the NASDAQ Global Market for the period indicated:

Year and Quarter:
	High	Low
2008
First Quarter	$6.75	$3.26
Second Quarter	$4.50	$1.96
Third Quarter	$3.02	$0.85
Fourth Quarter	$1.84	$0.68

2007
First Quarter	$20.00	$5.71
Second Quarter	$7.41	$4.91
Third Quarter	$8.00	$5.61
Fourth Quarter	$6.50	$3.68

2006
Fourth Quarter (beginning October 26, 2006)	$17.94	$11.57

Information regarding our equity compensation plans and the securities authorized for issuance thereunder is set forth in Item 12 below.

Holders of record

As of March 13, 2009, there were approximately 81 holders of record of our common stock.

Dividends

We have never paid or declared any cash dividends on our common stock. We currently intend to retain any earnings for future growth and, therefore, do not expect to pay cash dividends in the foreseeable future.

Sales of Unregistered Equity Securities and Use of Proceeds

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

We received aggregate net proceeds of approximately $29.2 million, after deducting expenses of the offering of approximately $2.0 million. These expenses consisted of payments of:

i.	$1.7 million in fees and commissions; and

ii.	$289,000 in legal and accounting fees.

The net proceeds of approximately $29.2 million are invested in short-term investment grade securities and money market accounts. We currently plan to use the net proceeds for general corporate purposes and to fund our research operations including: (i) to initiate clinical testing of ACH-1095 and ACH-1625 and to begin clinical testing for both candidates, (ii) to complete our strategic and development assessment of ACH-702 data and if appropriate, prepare for clinical testing, (iii) to complete the open-label extension phases of our phase II clinical trials for elvucitabine, and (iv) to progress additional drug candidates.

Pursuant to our obligations under a registration rights agreement for the private placement, on October 6, 2008 we filed a registration statement with the SEC, covering the resale of the 10,714,655 shares of common stock issued in the private placement and the 2,678,664 shares of common stock issuable upon exercise of the warrants. This registration statement was declared effective on October 30, 2008.

Issuer Purchases of Equity Securities

Neither we nor any affiliated purchaser or anyone acting on behalf of us or an affiliated purchaser made any purchases of shares of our common stock in the fourth quarter of 2008.

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

The following graph compares the cumulative total stockholder return on our common stock from October 26, 2006 (the first trading date following our initial public offering) to December 31, 2008 with the cumulative total return of (i) the NASDAQ Market Index and (ii) the NASDAQ Biotechnology Index. This graph assumes the investment of $100.00 on October 26, 2006 in our common stock, the NASDAQ Market Index and the NASDAQ Biotechnology Index, and assumes any dividends are reinvested.

	10/26/06	12/31/06	12/31/07	12/31/08
ACHILLION PHARMACEUTICALS, INC.	100.00	130.02	40.27	5.49
NASDAQ BIOTECHNOLOGY INDEX	100.00	96.92	98.29	91.72
NASDAQ MARKET INDEX	100.00	102.03	112.16	66.19

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read together with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the notes to those financial statements included elsewhere in this Annual Report on Form 10-K. The selected statements of operations data for the years ended December 31, 2008, 2007 and 2006 and balance sheet data as of December 31, 2008 and 2007 set forth below have been derived from our audited financial statements included elsewhere in this Annual Report. The selected statement of operations data for the years ended December 31, 2005 and 2004 and balance sheet data as of December 31, 2006, 2005 and 2004 set forth below have been derived from the audited financial statements for such years not included in this Annual Report. The historical results presented here are not necessarily indicative of future results.

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share amounts)
Statement of Operations Data:
Total operating revenue	$(234)	$4,038	$3,292	$8,526	$807
Research and development	21,150	28,120	22,741	18,112	14,841
General and administrative	6,546	6,476	4,865	3,101	3,181
Total operating expenses	27,696	34,596	27,606	21,213	18,022
Loss from operations	(27,930)	(30,558)	(24,314)	(12,687)	(17,215)
Interest income (expense)	(353)	1,496	179	(976)	(509)
Tax benefit	132	960	49	88	264
Net loss	(28,151)	(28,102)	(24,086)	(13,575)	(17,460)
Net loss applicable to common shareholders	$(28,151)	$(28,102)	$(28,249)	$(16,514)	$(20,048)
Net loss per share—basic and diluted	$(1.42)	$(1.80)	$(9.35)	$(32.96)	$(43.77)
Weighted average number of shares outstanding—basic and diluted	19,812	15,583	3,022	501	458

	2008	2007	2006	2005	2004
Balance Sheet Data:
Cash and cash equivalents	$11,060	$8,971	$22,662	$9,583	$9,481
Marketable Securities	24,297	22,138	39,904	—	4,897
Working capital	24,359	20,224	53,190	654	6,264
Total assets	38,561	35,632	67,146	13,750	19,291
Long-term liabilities	1,361	1,402	8,102	5,021	14,811
Total liabilities	13,540	14,094	19,776	15,418	24,230
Convertible preferred stock	—	—	—	94,354	74,740
Total stockholders’ (deficit) equity	25,021	21,538	47,370	(96,022)	(79,679)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of innovative treatments for infectious diseases. Within the anti-infective market, we are currently concentrating on the development of antivirals for the treatment of chronic hepatitis C and the development of antibacterials for the treatment of resistant bacterial infections. We are currently focusing our efforts on advancing two late-stage preclinical candidates: ACH-1095, an NS4A antagonist for the treatment of chronic hepatitis C, being developed in collaboration with Gilead Sciences, Inc., or Gilead, and ACH-1625, a protease inhibitor also for the treatment of chronic hepatitis C. In addition, we have established a pipeline of certain other product candidates for which we are currently seeking appropriate collaborative partners or for which we are considering to seek appropriate collaborative partners but to which we are not devoting significant resources at this time. These product candidates include elvucitabine for the treatment of HIV infection, and ACH-702 for the treatment of serious bacterial infections.

We have devoted and are continuing to devote substantially all of our efforts toward product research and development. We have incurred losses of $166 million from inception through December 31, 2008 and had an accumulated deficit of $180 million through December 31, 2008. Our net losses were $28.2 million, $28.1 million and $24.1 million for the years ended December 31, 2008, 2007 and 2006, respectively. We have funded our operations primarily through:

•	proceeds of $192.4 million from the sale of equity securities, including our initial public offering in October 2006 and a private placement of our common stock in August 20008;

•	borrowings of $22.1 million from debt facilities; and

•	receipts of $10.0 million from up-front and milestone payments, as well as $9.1 million in cost-sharing receipts, from our collaboration partner, Gilead.

We expect to incur substantial and increasing losses for at least the next several years as we seek to:

•	complete late-stage preclinical studies and initiate clinical testing of ACH-1095;

•	initiate clinical testing of ACH-1625;

•	complete the open-label extension phases of our phase II clinical trials for elvucitabine; and

•	progress additional drug candidates.

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

On August 12, 2008, in a private placement we issued to certain institutional investors 10,714,655 units at a price of $2.9049 per unit, resulting in gross proceeds of $31.1 million, or $29.2 million net of offering expenses. Each unit consists of one share of our common stock and a warrant to purchase 0.25 shares of common stock at an exercise price of $3.53 per share. Additionally, the investors may have the option to purchase an additional 3,679,078 units between February 2009 and August 2009, potentially resulting in additional proceeds and subject to certain contingencies. We have agreed to seek stockholder approval for the transaction in accordance with NASDAQ Marketplace Rules.

Financial Operations Overview

Revenue

To date, we have not generated revenue from the sale of any drugs. The majority of our revenue recognized to date has been derived from our collaboration with Gilead to develop compounds for use in treating chronic hepatitis C. During the years ended December 31, 2008, 2007 and 2006 we recognized $(234,000), $4.0 million and $3.0 million, respectively, under this collaboration agreement.

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

Effective April 1, 2007, each party provides for the costs of their own full-time equivalents. External research costs continue to be shared equally by both parties. Through March 31, 2007 research and development expenses under our collaboration with Gilead, including internal full-time equivalent costs and external research costs, incurred by both companies prior to proof-of-concept, were borne equally by both parties. As we were providing the majority of those services and were incurring the majority of those expenses, we were the net recipient of funds under this cost-sharing portion of the arrangement and therefore recognized the reimbursed costs as revenue rather than research expense. For the quarter ended December 31, 2008, Gilead incurred a greater amount of external costs, therefore we were a net payor of funds to Gilead under this portion of the arrangement.

We recognize revenue related to our Gilead arrangement using the proportionate performance method. Under the proportionate performance method, periodic revenue related to up-front license payments is recognized as the percentage of actual effort expended in that period to total effort expected for all of our performance obligations under the arrangement. Actual effort is generally determined based upon actual direct labor hours or full-time equivalents incurred and include research and development activities performed by internal scientists. Total expected effort is generally based upon the total direct labor hours of full-time equivalents incorporated into the detailed budget and project plan that is agreed to by both parties to the collaboration. Significant management judgment is required in determining the level of effort required under an arrangement and the period over which we expect to complete the related performance obligations. Under our arrangement with Gilead Sciences, the joint research committee periodically reviews and updates the project plan. In the event that a change in estimate occurs, the change will be accounted for using the cumulative catch-up method which provides for an adjustment to revenue in the current period. Estimates of our level of effort may change in the future, resulting in a material change in the amount of revenue recognized in future periods. For example, the most recent project plan agreed upon by the joint research committee resulted in an increase to our total efforts under the collaboration and extended our estimated obligation period under the collaboration to the second half of 2010, resulting in an adjustment to our proportion of completed performance. This change in estimate caused a non-cash reduction in amounts previously recognized as revenue under the collaboration resulting in negative revenue for the fourth quarter of 2008.

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

We expect a slight reduction in research and development expenses over the next twelve months as a result of the reduction of expenses related to the near completion of the phase II clinical program for elvucitabine, the reduction of expenses relating to ACH-702 and the termination of our collaboration agreement with FOB Synthesis, offset by increased expenses related to the initiation of human clinical trials for ACH-1095 and ACH-1625.

All costs associated with internal research and development, and research and development services for which we have externally contracted, are expensed as incurred. The costs of obtaining and maintaining patents for our candidates are expensed as incurred as indirect costs. Our research and development expenses are outlined in the table below.

	For the Years Ended
	2008	2007	2006
	(in thousands)
Direct external costs:
NS4A Antagonists (including ACH-806 and ACH-1095)	$1,106	$1,793	$3,001
ACH-1625	3,470	—	—
ACH-702	262	3,055	3,141
Elvucitabine	3,416	10,728	5,204

	8,254	15,576	11,346
Direct internal personnel costs	7,037	7,206	6,337

Sub-total direct costs	15,291	22,782	17,683
Indirect costs and overhead	5,859	5,338	5,058

Total research and development	$21,150	$28,120	$22,741

Currently, we are initiating clinical studies for ACH-1095 and ACH-1625 and completing the open-label extension phases of two phase II clinical trials for elvucitabine. From inception through December 31, 2008, we incurred approximately $29.3 million in total costs for our NS4A antagonist program, including both ACH-1095 and ACH-806, approximately $10.7 million for ACH-1625, approximately $19.2 million in total costs for ACH-702 and approximately $49.4 million in total costs for elvucitabine. These figures include our internal research and development personnel costs and related facilities overhead.

We anticipate that the future expense associated with early clinical development through proof-of-concept of ACH-1095, our next generation NS4A antagonist, will total approximately $4.0 million, exclusive of internal personnel costs. Our portion of this expense is anticipated to be $2.0 million, which represents one-half of the external costs associated with those activities, as we share such external costs with Gilead. We estimate that the costs associated with early clinical development of ACH-1625, our HCV protease inhibitor, will be approximately $3.0 million, exclusive of internal personnel costs. We are currently assessing our strategic and development plans for ACH-702 and considering whether to undertake such development independently or with a collaborative partner. We currently estimate that the clinical trial costs for two phase III clinical trials of elvucitabine in different HIV populations will be approximately $50.0 million, exclusive of the internal personnel costs associated with conducting these trials; however, we currently do not plan to undertake these two Phase III trials for elvucitabine unless or until we enter into a collaboration agreement.

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

•

in the case of our HCV inhibitors involving NS4A antagonism, the rate at which our collaboration partner, Gilead, is able to complete preclinical and clinical trials, and the degree to which Gilead prioritizes those trials over its other development efforts;

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

When we determine that an arrangement should be accounted for as a single unit of accounting, we must determine the period over which the performance obligations will be performed and revenue related to upfront license payments will be recognized. Revenue will be recognized using either a proportionate performance or straight-line method. We recognize revenue using the proportionate performance method provided that we can reasonably estimate the level of effort required to complete our performance obligations under an arrangement and such performance obligations are provided on a best-efforts basis. Under the proportionate performance method, periodic revenue related to up-front license payments is recognized as the percentage of actual effort expended in that period to total effort expected for all of our performance obligations under the arrangement. Actual effort is generally determined based upon actual direct labor hours or full-time equivalents incurred and include research and development activities performed by internal scientists. Total expected effort is generally based upon the total direct labor hours of full-time equivalents incorporated into the detailed budget and project plan that is agreed to by both parties to the collaboration. Significant management judgment is required in determining the level of effort required under an arrangement and the period over which we expect to complete the related performance obligations. For example, under our arrangement with Gilead Sciences, the joint research committee periodically reviews and updates the project plan. In the event that a change in estimate occurs, the change will be accounted for using the cumulative catch-up method which provides for an adjustment to revenue in the current period. Estimates of our level of effort may change in the future, resulting in a material change in the amount of revenue recognized in future periods, including negative revenue in some periods. We revised our joint research program with Gilead in the first quarter of 2007 to focus on next-generation NS4A antagonists. At that time, we extended the period over which our remaining obligations under the arrangement would be completed. We and Gilead also agreed to continue to equally share external costs, but effective April 1, 2007, internal full-time equivalents would no longer be subject to a cost sharing arrangement. Instead, each party bears the costs of their respective full-time equivalents. In addition, we also revised our joint research program with Gilead in the first quarter of 2009 to include a more complete series of preclinical studies, thereby increasing our total estimated efforts under the collaboration and extending the estimated period over which our remaining obligations under the arrangement would be completed to the second half of 2010. This change in estimate caused a non-cash reduction in amounts previously recognized as revenue under the collaboration resulting in negative revenue for the fourth quarter of 2008.

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

Stock-Based Compensation—Employee Stock-Based Awards

We apply the Statement of Financial Accounting Standards No. 123 as revised in 2004, Share-Based Payment, or SFAS No. 123R, which requires measurement and recognition of compensation expense for all stock-based awards made to employees and directors, including employee stock options and employee stock purchases under our 2006 ESPP Plan based on estimated fair values. In December 2007, the SEC issued Staff Accounting Bulletin No. 110, or SAB No. 110, which extends the use of the simplified method in developing an estimate of the expected term of “plain vanilla” share options beyond December 31, 2007. Due to our limited exercise history and period of time that our shares have been publicly traded, we utilize the provisions of SAB 110 in our application of SFAS 123R.

We primarily grant qualified stock options for a fixed number of shares to employees with an exercise price equal to the market value of the shares at the date of grant. To the extent that the amount of the aggregate fair market value of qualified stock options that become exercisable for an individual exceeds $100,000 during any tax year, those stock options are treated as non qualified stock options. Under the fair value recognition provisions of SFAS No. 123R, stock-based compensation cost is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized during the years ended December 31, 2008 and 2007 includes compensation expense for stock-based awards granted prior to, but not yet vested as of December 31, 2005, based on the fair value on the grant date estimated in accordance with the pro forma provisions of SFAS No. 123. Compensation expense also includes amounts related to the stock-based awards granted subsequent to December 31, 2005, based on the fair value on the grant date, estimated in accordance with the provisions of SFAS No. 123R.

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

Total compensation expense recorded in the accompanying statements of operations associated with option grants made to employees for the years ended December 31, 2008, 2007 and 2006 was $2.1 million, $1.7 million and $968,000, respectively. We recorded no tax benefit related to these options since we currently maintain a full valuation allowance.

As of December 31, 2008, the total compensation cost related to nonvested options not yet recognized in the financial statements is approximately $3.7 million, net of estimated forfeitures, and the weighted average period over which it is expected to be recognized is 1.34 years.

As of December 31, 2008, the intrinsic value of the options outstanding was $0.

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

We do not have any unrecognized tax benefits as of the date of adoption or December 31, 2008. We review all tax positions to ensure the tax treatment selected is sustainable based on its technical merits and that the position would be sustained if challenged.

Results of Operations

Results of operations may vary from period to period depending on numerous factors, including the timing of payments received under existing or future strategic alliances, joint ventures or financings, if any, the progress of our research and development projects, technological advances and determinations as to the commercial potential of proposed products.

Revenues:

Our sources of revenue during the years ended December 31, 2008, 2007 and 2006 consist primarily of Gilead collaboration revenue. During the years ended December 31, 2007 and 2006 we also recognized revenue under a Small Business Innovation Research, or SBIR, grant. No additional grant revenue is currently anticipated. Revenue consisted of the following:

	For the Years Ended			Change
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
	(in thousands)
Gilead collaboration revenue	$(234)	$4,003	$2,979	$(4,237)	$1,024
Grant revenue	—	35	313	(35)	(278)

Total revenue	$(234)	$4,038	$3,292	$(4,272)	$746

Through the completion of our performance obligations in 2010, we expect to recognize additional collaboration revenue of approximately $2.5 million, offset by any payments we are obligated to make to Gilead in satisfaction of external costs paid by Gilead under our external cost-sharing agreement. It is possible that we will recognize negative revenue in future quarters based upon the timing of our performance under the collaboration, and on the timing and magnitude of external costs borne by Gilead.

Comparison of the Years Ended December 31, 2008 and 2007

The decrease in revenue in 2008 is primarily due to a change in estimate of our remaining performance obligations under our collaboration with Gilead. Under the proportionate performance method, periodic revenue related to up-front license and milestone payments is recognized as the percentage of actual effort expended in that period to total effort expected for all of our performance obligations under the arrangement. The most recent project plan agreed upon by the joint research committee resulted in an increase to our total efforts under the collaboration and extended our estimated obligation period under the collaboration to the second half of 2010, resulting in an adjustment to our proportion of completed performance.

Accordingly, in the fourth quarter of 2008, we recorded a decrease to revenue under the cumulative catch up method to reflect the Company’s proportionate performance through December 31, 2008. This adjustment reflected our increased remaining performance obligations, which effectively reduced the proportion of our performance obligations that have been completed to date. This change in estimate caused a non-cash reduction in amounts previously recognized as revenue under the collaboration resulting in negative revenue for the fourth quarter of 2008.

Comparison of the Years Ended December 31, 2007 and 2006

The increase in revenue in 2007 is primarily due to lower revenue recognized in 2006 resulting from a significant change in estimate of our remaining performance obligations as of December 31, 2006, under our collaboration with Gilead. In February 2007, we discontinued further development of ACH-806. We also revised our research program with Gilead to focus on next-generation NS4A antagonists. Additionally, our efforts under the collaboration, which were previously estimated to be complete in March 2007, were extended through mid 2009. In March 2007, we and Gilead agreed to continue to equally share external costs, but effective April 1, 2007, internal full-time equivalents would no longer be subject to this cost sharing arrangement. Instead, each party would bear the costs of their respective full-time equivalents. Accordingly, in the fourth quarter of 2006, we recorded a reduction of revenue under the cumulative catch-up method to reflect our proportionate performance through December 31, 2006. This adjustment reflected our increased remaining performance obligations, which effectively reduced the proportion of our performance obligations that had been completed to date.

Research and Development Expenses:

Our research and development expenses reflect costs incurred for our proprietary research and development projects as well as costs for research and development projects conducted as part of collaborative arrangements we establish. These costs consist primarily of salaries and benefits for our research and development personnel, costs of services by clinical research organizations, other outsourced research, materials used during research and development activities, facility-related costs such as rent and utilities associated with our laboratory and clinical development space, operating supplies and other costs associated with our research and development activities. Research and development expenses consisted of the following:

	For the Years Ended			Change
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
	(in thousands)
Personnel costs	$6,135	$6,565	$6,031	(430)	$534
Stock based compensation	912	676	330	236	346
Outsourced research and supplies	9,404	16,266	11,758	(6,862)	4,508
Professional and consulting fees	1,691	1,646	1,525	45	121
Facilities costs	2,738	2,657	2,808	81	(151)
Travel and other costs	270	310	289	(40)	21

Total	$21,150	$28,120	$22,741	$(6,970)	$5,379

Comparison of the Years Ended December 31, 2008 and 2007

The decrease in research and development expenses from 2007 to 2008 was primarily due to lower outsourced research costs related to phase II trials for elvucitabine and the completion of preclinical testing of ACH-702 in 2007, partially offset by increased costs associated with ACH-1625 preclinical studies and an upfront license fee under our collaboration with FOB Synthesis. We expect a slight reduction in research and development expenses over the next twelve months as a result of the reduction of expenses related to the near completion of the phase II clinical program for elvucitabine, the reduction of expenses relating to ACH-702 and the termination of our collaboration agreement with FOB Synthesis, offset by increased expenses related to the initiation of human clinical trials for ACH-1095 and ACH-1625.

Comparison of the Years Ended December 31, 2007 and 2006

The increase in research and development expenses from 2006 to 2007 was the result of: (i) increased personnel costs for our research and development staff, including an increase in headcount as well as increased wages, combined with increased non-cash stock based compensation (ii) the costs associated with three clinical trials using elvucitabine during 2007, two of which had longer durations and greater number of patients than those conducted during 2006, and (iii) the costs associated with additional preclinical testing of ACH-702.

General and Administrative Expenses:

General and administrative expenses consist primarily of salaries and benefits for management and administrative personnel, professional fees for legal, accounting and other services, travel costs and facility-related costs such as rent, utilities and other general office expenses. General and administrative expenses consisted of the following:

	For the Years Ended			Change
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
	(in thousands)
Personnel costs	$1,857	$1,968	$1,785	$(111)	$183
Stock based compensation	1,269	1,076	695	193	381
Professional and consulting fees	1,625	1,744	1,206	(119)	538
Facilities costs	1,191	1,179	811	12	368
Travel and other costs	604	509	368	95	141

Total	$6,546	$6,476	$4,865	$70	$1,611

Comparison of the Years Ended December 31, 2008 and 2007

The slight increase in general and administrative expenses from 2007 to 2008 was primarily due to increased non-cash stock compensation, offset by a decrease in professional costs associated with certain market studies performed during 2007 that were not repeated in 2008. We expect that general and administrative expenses will remain substantially unchanged over the next twelve months.

Comparison of the Years Ended December 31, 2007 and 2006

The increase in general and administrative expenses from 2006 to 2007 was primarily due to increased professional fees related to certain market studies and increased insurance premiums, combined with increased recognition of non-cash stock based compensation.

Other Income and Expense:

Comparison of the Years Ended December 31, 2008 and 2007

Interest income (expense). Interest income was $707,000 and $2.5 million for the years ended December 31, 2008 and 2007, respectively. The $1.8 million decrease from 2007 to 2008 was primarily due to decreased average cash balances combined with lower interest rates paid on those balances. Interest expense was $1.1 million and $964,000 for the years ended December 31, 2008 and 2007, respectively.

Tax benefit. The State of Connecticut provides companies with the opportunity to forego certain research and development tax credit carryforwards in exchange for cash. The program provides for such exchange of the research and development credits at a rate of 65% of the annual incremental and non-incremental research and development credits, as defined. The amount of tax benefit we recognized in connection with this exchange program was $132,000 and $960,000 for the years ended December 31, 2008 and 2007, respectively. The $828,000 decrease from 2007 to 2008 is due to the decrease in the incremental portion of the credit resulting from comparable eligible research and development expenditures in 2008 and 2007.

Comparison of the Years Ended December 31, 2007 and 2006

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

Tax benefit. The State of Connecticut provides companies with the opportunity to forego certain research and development tax credit carryforwards in exchange for cash. The program provides for such exchange of the research and development credits at a rate of 65% of the annual incremental and non-incremental research and development credits, as defined. The amount of tax benefit we recognized in connection with this exchange program was $960,000 and $49,000 for the years ended December 31, 2007 and 2006, respectively. The $911,000 increase from 2006 to 2007 is due to an overall increase in eligible research and development costs for the year, resulting primarily from the lack of reimbursement for internal full-time equivalent costs from Gilead, under our amended agreement which became effective April 1, 2007, combined with an increase in clinical trial costs. The reimbursement previously received by Gilead reduced the amount of research and development expense eligible for the tax credit.

Accretion of preferred stock dividends. Accretion of preferred stock dividends was $0 and $4.2 million for the years ended December 31, 2007 and 2006, respectively. Since the conversion of our preferred stock in connection with our initial public offering, there is no further accretion of dividends.

Liquidity and Capital Resources

Since our inception in August 1998, we have financed our operations primarily through the issuance of stock, borrowings under debt facilities, as well as through receipts from our collaboration with Gilead. Through December 31, 2008, we had received approximately $192.4 million in aggregate net proceeds from stock issuances, including convertible preferred stock, our initial public offering and our private placement, $19.1 million from Gilead under our collaboration agreement with them and approximately $22.1 million under debt facilities. As of December 31, 2008, the following debt facilities remain outstanding:

Lender	Date	Interest Rate (per annum)	Principal Amount	Maturity Date
Connecticut Innovations, Inc.	November 2000	7.5%	$1,400,000	September 2010
Webster Bank	May 2003	6.72%-9.27	972,185	June 2006-Dec 2009
Oxford Finance Corporation	May 2006	11.56	2,500,000	April 2009
General Electric Capital Corporation	May 2006	11.56	2,500,000	April 2009
Oxford Finance Corporation	June 2007	11.58	400,000	June 2010
General Electric Capital Corporation	June 2007	11.58	400,000	June 2010
Webster Bank	December 2007	7.46	414,623	December 2010
Oxford Finance Corporation	February 2008	9.97	2,500,000	March 2011
General Electric Capital Corporation	February 2008	9.97%	$2,500,000	March 2011

The amounts reflected above represent original maturities under our debt agreements. As of December 31, 2008, our debt balance due to borrowings is $6.2 million with a weighted average interest rate of 10.0%.

We had $35.4 million, $31.1 million and $62.6 million in cash, cash equivalents and marketable securities as of December 31, 2008, 2007 and 2006, respectively.

On August 12, 2008, in a private placement we issued to certain institutional investors 10,714,655 units at a price of $2.9049 per unit, resulting in gross proceeds of $31.1 million, or $29.2 million net of offering expenses. Each unit consists of one share of our common stock and a warrant to purchase 0.25 shares of common stock at an exercise price of $3.53 per share. Additionally, the investors may have the option to purchase an additional 3,679,078 units between February 2009 and August 2009, subject to certain contingencies. We have agreed to seek stockholder approval for the transaction in accordance with NASDAQ Marketplace Rules.

In February 2008, we entered into a credit facility with GE Capital Corporation and Oxford Finance Corporation. The new facility has substantially the same terms as the 2005 Credit Facility. At the same time, we combined the amounts outstanding under the 2005 Credit Facility with the newly issued notes (collectively the “2008 Credit Facility”). The 2008 Credit Facility provides an incremental $5.0 million to fund our working capital needs, and is secured by substantially all of our tangible assets. In connection with the 2008 Credit Facility, we issued warrants to purchase 43,000 shares of common stock at an exercise price of $4.68 per share.

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

Cash used in operating activities was $24.9 million for the year ended December 31, 2008 and was primarily attributable to our $28.2 million net loss, offset primarily by $3.2 million in non cash charges related to depreciation, amortization and non-cash interest and stock based compensation. Cash used in operating activities was $29.9 million for the year ended December 31, 2007 and was primarily attributable to our $28.1 million net loss and $2.7 million amortization of deferred revenue, offset primarily by $2.5 million in non cash charges related to depreciation, amortization and non-cash stock based compensation. Cash used in operating activities was $21.1 million for the year ended December 31, 2006 and was primarily attributable to our $24.1 million net loss, offset by our $1.7 million increase in accounts payable and $1.8 million in non-cash charges related to depreciation, amortization and non-cash stock based compensation.

Cash used in investing activities was $1.8 million for the year ended December 31, 2008 and was primarily attributable to purchases of marketable securities offset by maturities of marketable securities. Cash provided by investing activities was $18.3 million for the year ended December 31, 2007 and was primarily attributable to maturities of marketable securities offset by purchases of marketable securities and $1.2 million in property and equipment purchases. Cash used in investing activities was $40.1 million for the year ended December 31, 2006 and was primarily attributable to the purchase of marketable securities.

Cash provided by financing activities was $28.8 million for the year ended December 31, 2008 and was primarily attributable to $29.2 million in net proceeds from the sale of $10,714,655 units and an incremental $5.0 million in borrowings under our 2008 credit facility, offset by $5.3 million used for repayments of debt. Cash used in financing activities was $2.1 million for the year ended December 31, 2007 and was attributable to $3.7 million used for repayments of debt, offset primarily by $1.2 million in receipt of proceeds under a debt facility. Cash provided by financing activities was $74.2 million for the year ended December 31, 2006 and was primarily attributable to $18.2 million in proceeds from the sale of 12,270,815 shares of our Series C-2 Preferred Stock, $53.4 million in net proceeds from our initial public offering of 5,175,000 shares of common stock and $5.4 million in proceeds from the issuance of debt, offset by $3 million used for repayments of debt.

We expect to incur continuing and increasing losses from operations for at least the next several years as we seek to:

•	complete late-stage preclinical studies and initiate clinical testing of ACH-1095;

•	initiate clinical testing of ACH-1625;

•	complete the open-label extension phases of our phase II clinical trials for elvucitabine; and

•	progress additional drug candidates.

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

We believe that our existing cash and cash equivalents will be sufficient to meet our projected operating requirements for at least the next twelve months. However, our funding resources and requirements may change and will depend upon numerous factors, including but not limited to:

•	the outcome of future clinical trials of ACH-1095, which will determine our ability to earn future milestone payments from our partner Gilead Sciences;

•	the costs involved in the preclinical and clinical development, manufacturing and formulation of ACH-1625;

•	the costs involved in the preclinical and clinical development of ACH-1095 and other NS4A antagonists, certain portions of which we share with Gilead Sciences;

•	the outcome of our strategic and development assessment of ACH-702;

•	our ability to enter into corporate collaborations and the terms and success of these collaborations;

•	the costs involved in obtaining regulatory approvals for our drug candidates;

•	the scope, prioritization and number of programs we pursue;

•	the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent and other intellectual property claims;

•	our ability to raise incremental debt or equity capital;

•	our acquisition and development of new technologies and drug candidates; and

•	competing technological and market developments currently unknown to us.

We intend to augment our cash balance in 2009 through financing transactions, including the issuance of debt or equity securities, and/or further corporate alliances. No arrangements have been entered into for any future financing and there can be no assurance that we will be able to obtain adequate levels of additional funding or favorable terms, if at all. If adequate funds are not available during 2009, we will be required to:

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

We have developed a contingency plan which provides for changes in our operations in the event that we are unable to secure additional funding within the next twelve months. We believe that this plan would reduce its operating expenses and believe that implementation of this contingency plan, if necessary, would permit us to conduct our operations for at least the next twelve months.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Contractual Obligations and Commitments

The following table sets forth a summary of our commitments as of December 31, 2008:

	Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Long-term debt, including interest	$6,247	$6,247	$—	$—	$—
Operating lease obligations	1,650	991	659	—	—
Clinical research obligations	1,287	1,287	—	—	—
Other research obligations and licenses	3,885	3,411	371	103	—

Total	$13,069	$11,936	$1,030	$103	$—

The above amounts exclude potential payments that are based on the progress of our drug candidates in development, to be made under our license agreements, as these payments are not yet determinable.

Each of the Company’s debt agreements contains certain subjective acceleration clauses, which upon the occurrence of a material adverse change in the financial condition, business or operations of Achillion in the view of the respective lenders, may cause amounts due under the agreements to become immediately due and payable. As stated previously, we will need additional financing to fund operations which we will seek to raise through public or private equity or debt financings, collaborative or other arrangements with third parties or through other sources of financing. There can be no assurance that such funding will be available on terms favorable us, if at all. As such funding cannot be assured, our debt balances have been classified as short term at December 31, 2008. We are not in default with respect to any debt agreements and none of our lenders have accelerated scheduled loan payments.

Related Party Transactions

Our board of directors is committed to upholding the highest legal and ethical conduct in fulfilling its responsibilities and recognizes that related party transactions can present a heightened risk of potential or actual conflicts of interest. Accordingly, as a general matter, it is our preference to avoid related party transactions.

In accordance with our audit committee charter, members of the audit committee, all of whom are independent directors, review and approve all related party transactions for which approval is required under applicable laws or regulations, including SEC and the NASDAQ Stock Market rules. Current SEC rules define a related party transaction to include any transaction, arrangement or relationship in which we are a participant and the amount involved exceeds $120,000, and in which any of the following persons has or will have a direct or indirect interest:

•	our executive officers, directors or director nominees;

•	any person who is known to be the beneficial owner of more than 5% of our common stock;

•

any person who is an immediate family member, as defined under Item 404 of Regulation S-K, of any of our executive officers, directors or director nominees or beneficial owner of more than 5% of our common stock; or

•

any firm, corporation or other entity in which any of the foregoing persons is employed or is a partner or principal or in a similar position or in which such person, together with any other of the foregoing persons, has a 5% or greater beneficial ownership interest.

In addition, the audit committee reviews and investigates any matters pertaining to the integrity of management, including conflicts of interest and adherence to our Code of Business Conduct and Ethics. Under our Code of Business Conduct and Ethics, our directors, officers and employees are expected to avoid any relationship, influence or activity that would cause or even appear to cause a conflict of interest. Under our Code of Business Conduct and Ethics, a director is required to promptly disclose to our board of directors any potential or actual conflict of interest involving him or her. In accordance with our Code of Business Conduct and Ethics, the board of directors will determine an appropriate resolution on a case-by-case basis. All directors must recuse themselves from any discussion or decision affecting their personal, business or professional interests.

We have entered into or engaged in the following transactions with the following directors, officers and stockholders who beneficially owned more than 5% of our outstanding common stock at the time of these transactions, as well as affiliates or immediate family members of those directors, officers stockholders. We believe that the terms of the transactions described below were no less favorable than those that we could have obtained from unaffiliated third parties.

Gilead

In November 2004, we entered into the Gilead Arrangement with Gilead to jointly develop and commercialize compounds for use in treating hepatitis C infection which inhibit viral replication through a specified novel mechanism of action. Commercialization efforts will commence only if such compounds are found to be commercially viable and all appropriate regulatory approvals have been obtained. In addition to being a collaboration partner, Gilead Inc. is also a shareholder of Achillion. As of December 31, 2008, Gilead holds 1,116 shares, representing 4.2% of total shares outstanding.

Nicholas Simon

On August 19, 2008, the Board of Directors of the Company elected Nicholas Simon as a Class I member of the Board of Directors to serve until the Company’s 2010 Annual Meeting of Stockholders or until his successor is duly elected and qualified. Mr. Simon is a managing director of Clarus Ventures LLC (“Clarus”). In connection with Clarus’ agreement to invest in the Company, the Company agreed that Mr. Simon would be appointed to the Company’s Board of Directors upon a vacancy, which occurred on August 19, 2008. On August 12, 2008, Clarus purchased units consisting of 5,163,689 shares of common stock and common stock warrants to purchase 1,290,922 shares of common stock for an aggregate purchase price of $15 million. In addition, pursuant to warrants issued to Clarus, Clarus may have the right to purchase an additional 1,773,050 units between February 2009 and August 2009. Clarus is currently the beneficial owner of approximately 19.6% of the Company’s total issued and outstanding shares, excluding the shares that may be acquired upon exercise of the warrants held by Clarus.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2008, the Company’s chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this assessment, management concluded that, as of December 31, 2008, our internal control over financial reporting is effective based on the criteria set forth in Internal Control—Integrated Framework issued by the COSO. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We intend to file with the Securities and Exchange Commission a definitive Proxy Statement, which we refer to herein as the Proxy Statement, not later than 120 days after the close of the fiscal year ended December 31, 2008. The information required by this item is incorporated herein by reference to the information contained under the sections captioned “Election of Class II Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” of the Proxy Statement. The information required by this item relating to executive officers is included in “Part I, Item 1—Business—Executive Officers of the Registrant” of this Annual Report on Form 10-K on page 18 and is incorporated by reference.

We have adopted a written code of business conduct and ethics, which applies to our principal executive officer, principal financial or accounting officer or person serving similar functions and all of our other employees and members of our board of directors. The text of our amended code of ethics is available on our website at www.achillion.com. We did not waive any provisions of the code of business ethics during the year ended December 31, 2008. If we amend, or grant a waiver under, our code of business ethics that applies to our principal executive officer, principal financial or accounting officer, or persons performing similar functions, we intend to post information about such amendment or waiver on our website at www.achillion.com.

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

(a)(1) Financial Statements

The following documents are included on pages F-1 through F-26 attached hereto and are filed as part of this annual report on Form 10-K.

(a)(2) Financial Statement Schedules

Not applicable

(a)(3) List of Exhibits

The exhibits which are filed with this report or which are incorporated herein by reference are set forth in the Exhibit Index hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2009.

ACHILLION PHARMACEUTICALS, INC.

By:	/s/ MICHAEL D. KISHBAUCH
Michael D. Kishbauch
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 27, 2009.

Signature	Title	Date
/s/ MICHAEL D. KISHBAUCH Michael D. Kishbauch	President and Chief Executive Officer and Director (Principal executive officer)	March 27, 2009

/s/ MARY KAY FENTON Mary Kay Fenton	Vice President and Chief Financial Officer (Principal financial and accounting officer)	March 27, 2009

/s/ JASON FISHERMAN, M.D. Jason Fisherman, M.D.	Director	March 27, 2009

/s/ GARY E. FRASHIER Gary E. Frashier	Director	March 27, 2009

/s/ MICHAEL GREY Michael Grey	Director	March 27, 2009

/s/ DENNIS LIOTTA Dennis Liotta	Director	March 27, 2009

/s/ DAVID SCHEER David Scheer	Director	March 27, 2009

/s/ NICHOLAS SIMON Nicholas Simon	Director	March 27, 2009

/s/ ROBERT VAN NOSTRAND Robert Van Nostrand	Director	March 27, 2009

/s/ DAVID WRIGHT David Wright	Director	March 27, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Achillion Pharmaceuticals, Inc.

In our opinion, the accompanying balance sheets and the related statements of operations, of stockholders’ equity (deficit) and comprehensive loss and of cash flows present fairly, in all material respects, the financial position of Achillion Pharmaceuticals, Inc. at December 31, 2008 and December 31, 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 15 to the financial statements, the Company changed the manner in which it accounts for uncertain tax positions, effective January 1, 2007.

/s/ PricewaterhouseCoopers LLP

March 27, 2009

Hartford, CT

Achillion Pharmaceuticals, Inc.

Balance Sheets

(in thousands, except per share amounts)

	As of December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$11,060	$8,971
Marketable securities	24,297	22,138
Accounts receivable	—	136
Prepaid expenses and other current assets	1,181	1,671

Total current assets	36,538	32,916
Fixed assets, net	1,770	2,475
Deferred financing costs	100	36
Restricted cash	153	205

Total assets	$38,561	$35,632

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,544	$2,083
Accrued expenses	2,260	2,748
Deferred revenue	1,128	1,298
Current portion of long-term debt	6,247	6,563

Total current liabilities	12,179	12,692
Accrued expenses, net of current portion	—	130
Deferred revenue	1,361	1,272

Total liabilities	13,540	14,094

Commitments (Notes 10, 13 and 14)
Stockholders’ Equity:
Preferred Stock, undesignated, $.01 par value; 5,000 shares authorized at December 31, 2008 and 2007; no shares issued or outstanding	—	—
Common Stock, $.001 par value; 100,000 shares authorized at December 31, 2008 and 2007; 26,399 and 15,637 shares issued and outstanding at December 31, 2008 and 2007, respectively	26	16
Additional paid-in capital	204,861	173,301
Accumulated deficit	(179,981)	(151,830)
Accumulated other comprehensive income	115	51

Total stockholders’ equity	25,021	21,538

Total liabilities and stockholders’ equity	$38,561	$35,632

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Operations

(in thousands, except per share amounts)

	Years Ended December 31,
	2008	2007	2006
Revenue	$(234)	$4,038	$3,292

Operating expenses
Research and development	21,150	28,120	22,741
General and administrative	6,546	6,476	4,865

Total operating expenses	27,696	34,596	27,606

Loss from operations	(27,930)	(30,558)	(24,314)
Other income (expense)
Interest income	707	2,460	1,144
Interest expense	(1,060)	(964)	(965)

Net loss before tax benefits	(28,283)	(29,062)	(24,135)
Tax benefit	132	960	49

Net loss	(28,151)	(28,102)	(24,086)
Accretion of preferred stock dividends	—	—	(4,163)

Loss attributable to common stockholders	$(28,151)	$(28,102)	$(28,249)

Basic and diluted net loss per share attributable to common stockholders (Note 4)	$(1.42)	$(1.80)	$(9.35)

Weighted average shares used in computing basic and diluted net loss per share attributable to common stockholders	19,812	15,583	3,022

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Stockholders’ Equity (Deficit) and Comprehensive Loss for the Years Ended December 31, 2006, 2007 and 2008

(in thousands)

	Common Stock		Additional Paid-In Capital	Stock Subscription Receivable	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances at December 31, 2005	513	$4	$341	$(181)	$(96,186)	$—	$(96,022)
Net loss	—	—	—	—	(24,086)	—	(24,086)
Unrealized gain on marketable securities	—	—	—	—		18	18

Comprehensive loss	—	—	—	—	—	—	(24,068)
Stock compensation	—	—	1,025	—	—	—	1,025
Exercise of stock options	13	1	21	—	—	—	22
Conversion of preferred warrants to common warrants	—	—	303	—	—	—	303
Repayment of stock subscriptions receivable	—	—	—	131	—	—	131
Issuance of common stock in initial public offering, net of issuance costs of	5,175	5	53,395	—	—	—	53,400
Conversion of preferred stock into common stock	9,834	6	116,736	—	—	—	116,742
Convertible preferred stock dividends	—	—	(527)	—	(3,636)	—	(4,163)

Balances at December 31, 2006	15,535	16	171,294	(50)	(123,908)	18	47,370
Net loss	—	—	—	—	(28,102)	—	(28,102)
Unrealized gain on marketable securities	—	—	—	—	—	33	33

Comprehensive loss	—	—	—	—	—	—	(28,069)
Adoption of FASB Interpretation No. 48	—	—	—	—	180	—	180
Stock compensation	—	—	1,752	—	—	—	1,752
Issuance of common stock upon exercise stock options	59	—	101	—	—	—	101
Issuance of common stock upon exercise of warrants	9	—	—	—	—	—	—
Issuance of common stock under ESPP Plan	34	—	154	—	—	—	154
Repayment of stock subscriptions receivable	—	—	—	50	—	—	50

Balances at December 31, 2007	15,637	16	173,301	—	(151,830)	51	21,538
Net loss	—	—	—	—	(28,151)	—	(28,151)
Unrealized gain on marketable securities	—	—	—	—	—	64	64

Comprehensive loss	—	—	—	—	—	—	(28,087)
Stock compensation	—	—	2,182	—	—	—	2,182
Issuance of common stock and warrants in connection with the private placement, net of issuance costs	10,715	10	29,143	—	—	—	29,153
Issuance of common stock upon exercise stock options	13	—	21	—	—	—	21
Issuance of common stock under ESPP Plan	34	—	59	—	—	—	59
Warrants issued in connection with debt financing	—	—	155	—	—	—	155

Balances at December 31, 2008	26,399	$26	$204,861	$—	$(179,981)	$115	$25,021

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities
Net loss	$(28,151)	$(28,102)	$(24,086)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	828	773	785
Noncash stock-based compensation	2,182	1,752	1,025
Noncash interest expense	159	116	92
Noncash interest income on debt warrant adjustment	—	—	24
Loss(gain) on disposal of equipment	4	(19)	3
Amortization of discount on securities	(320)	(1,782)	(173)
Changes in operating assets and liabilities:
Accounts receivable	136	660	(35)
Prepaid expenses and other current assets	490	(169)	(783)
Accounts payable	461	(550)	1,737
Accrued expenses	(618)	79	317
Deferred revenue	(81)	(2,695)	63

Net cash (used in) operating activities	(24,910)	(29,937)	(21,031)

Cash flows from investing activities
Purchase of property and equipment	(77)	(1,240)	(436)
Release of restriction on cash	52	52	53
Purchase of available for sale marketable securities	(40,239)	(59,479)	(40,713)
Maturities of marketable securities	38,464	79,060	1,000

Net cash provided by (used in) investing activities	(1,800)	18,393	(40,096)

Cash flows from financing activities
Proceeds from issuance of Series C-2 Preferred Stock, net of issuance costs of $182	—	—	18,224
Proceeds from issuance of Common Stock in initial public offering, net of issuance costs of $1,900	—	—	53,400
Proceeds from issuance of Common Stock and warrants in connection with the private placement offering, net of issuance costs of $1,972	29,153	—	—
Proceeds from exercise of stock options	21	101	23
Proceeds from sale of stock under the Employee Stock Purchase Plan	59	154	—
Proceeds from repayment of stock subscription receivable	—	50	131
Borrowings under notes payable	5,000	1,215	5,381
Repayments of notes payable	(5,320)	(3,667)	(2,953)
Payment of deferred financing costs	(114)	—	—

Net cash provided by (used in) financing activities	28,799	(2,147)	74,206

Net increase (decrease) in cash and cash equivalents	2,089	(13,691)	13,079
Cash and cash equivalents, beginning of period	8,971	22,662	9,583

Cash and cash equivalents, end of period	$11,060	$8,971	$22,662

Supplemental disclosure of cash flow information
Cash paid for interest	$854	$848	$847
Cash received from tax credits	$1,008	$—	$336
Supplemental disclosure of noncash financing activities
Issuance of warrants in connection with debt financing	$155	$—	$174
Conversion of Preferred stock into Common stock in connection with initial public offering	$—	$—	$116,742
Conversion of preferred warrants to common warrants	$—	$—	$303
Cashless exercise of warrants	$—	$288	$—

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

The Company incurred losses of $166,118 from inception through December 31, 2008 and had an accumulated deficit of $179,981 through December 31, 2008. The Company has funded its operations primarily through the sale of equity securities, borrowings from debt facilities, and the receipt of milestone and cost-sharing receipts from its collaboration partner, Gilead Sciences, Inc. (“Gilead”).

The Company believes that its existing cash and cash equivalents will be sufficient to support its current operating plan through at least the next twelve months. However, its operating plan may change as a result of many factors, including:

•	the outcome of future clinical trials of ACH-1095, which will determine the Company’s ability to earn future milestone payments from its collaboration partner Gilead;

•	the costs involved in the clinical development, manufacturing and formulation of ACH-1625;

•	the outcome of the Company’s strategic and development assessment of ACH-702;

•	the costs involved in the preclinical and clinical development of ACH-1095 and other NS4A antagonists, certain portions of which are shared with Gilead;

•	the Company’s ability to enter into corporate collaborations and the terms and success of these collaborations; and

•	the Company’s ability to raise incremental debt or equity capital, including any changes in the credit market that may impact its ability to obtain capital in the future.

In the event that the Company is unable to secure additional funding within the next twelve months, the Company has developed a contingency plan which provides for changes in its operations. The Company believes that this plan would reduce its operating expenses and believes that implementation of this contingency plan, if necessary, would permit it to conduct its operations for at least the next twelve months.

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

2. Private Placement Financing

On August 12, 2008, the Company issued 10,715 units, with each unit consisting of one share of the Company’s common stock plus a common stock warrant to purchase 0.25 shares of common stock (the

“Common Stock Warrants”), at a price of $2.9049 per unit (the “Units”). The Common Stock Warrants, which represent the right to acquire 2,679 shares of common stock, have a seven-year term from the date of issuance, are exercisable at a price of $3.53 per share and are exercisable for cash or by net share settlement.

Additionally, the Company issued certain unit warrants in connection with the Purchase Agreement, pursuant to which the investors may have the option to purchase an additional 3,679 Units at an exercise price of $2.82 between February 2009 and August 2009 (the “Unit Warrants”). The Unit Warrants are exercisable for Units consisting of up to an additional 3,679 shares of the Company’s common stock and Common Stock Warrants to purchase up to 920 shares of the Company’s common stock at an exercise price of $2.82. The Unit Warrants are exercisable beginning February 12, 2009 for a minimum of $1,000 worth of Units per exercise. The Unit Warrants expire on August 12, 2009.

No investor is permitted to exercise a Common Stock Warrant or Unit Warrant, or part thereof, if, upon such exercise, the number of shares of common stock beneficially owned by the investor would exceed 19.99% of the number of shares of the Company’s common stock then issued and outstanding unless and until such limitation is no longer required by applicable NASDAQ Marketplace Rules.

The Company agreed to seek stockholder approval for the transaction. Additionally, pursuant to the Company’s obligations under a registration rights agreement, on October 6, 2008 the Company filed a registration statement with the Securities and Exchange Commission covering the resale of the 10,715 shares of common stock issued in the private placement and the 2,679 shares of common stock issuable upon the exercise of the warrants.

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

When the Company determines that an arrangement should be accounted for as a single unit of accounting, it must determine the period over which the performance obligations will be performed and revenue related to upfront license payments will be recognized. Revenue will be recognized using either a proportionate performance or straight-line method. The Company recognizes revenue using the proportionate performance method provided that it can reasonably estimate the level of effort required to complete its performance obligations under an arrangement and such performance obligations are provided on a best-efforts basis. Under the proportionate performance method, periodic revenue related to up-front license payments is recognized as the percentage of actual effort expended in that period to total effort expected for all of the Company’s performance obligations under the arrangement. Actual effort is generally determined based upon actual direct labor hours or full-time equivalents incurred and include research and development activities performed by internal scientists. Total expected effort is generally based upon the total direct labor hours of full-time equivalents incorporated into the detailed budget and project plan that is agreed to by both parties to the collaboration. Generally under collaboration arrangements, payments received during the period of performance may include up-front payments, time- or performance-based milestones and reimbursement of internal and external costs. The proportion of actual performance to total expected performance is applied to these payments in determining periodic revenue, but will be limited by the aggregate cash received or receivable to date by the Company. Significant management judgment is required in determining the level of effort required under an arrangement and the period over which the Company expects to complete the related performance obligations. For example, under the Company’s arrangement with Gilead, the joint research committee periodically reviews and updates the project plan. In the event that a change in estimate occurs, the change will be accounted for using the cumulative catch-up method which provides for an adjustment to revenue in the current period. Estimates of the Company’s level of effort may change in the future, resulting in a material change in the amount of revenue recognized in future periods.

The Company revised its joint research program with Gilead in the first quarter of 2007 to focus on next-generation NS4A antagonists. At that time, the Company extended the period over which its remaining obligations under the arrangement would be completed. The Company and Gilead also agreed to continue to equally share external costs, but effective April 1, 2007, internal full-time equivalents would no longer be subject to a cost sharing arrangement. Instead, each party bears the costs of their respective full-time equivalents. In addition, the Company revised its joint research plan with Gilead in the first quarter of 2009. Under this revised plan, the Company’s total level of effort is estimated to increase and the estimated period over which the Company’s remaining obligations under the arrangement would be completed was extended through 2010. As a result, the Company’s proportion of actual effort expended through December 31, 2008 to total effort expected for all periods decreased, which resulted in the quarter ended December 31, 2008 in a non-cash reduction to amounts previously recognized as revenue earned under the arrangement.

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

Stock-Based Compensation—Employee Stock-Based Awards

The Company applies the Statement of Financial Accounting Standards No. 123 as revised in 2004, Share-Based Payment, or SFAS No. 123R, which requires measurement and recognition of compensation expense for all stock-based awards made to employees and directors, including employee stock options and employee stock purchases under the Company’s 2006 ESPP Plan based on estimated fair values. In December 2007, the SEC issued Staff Accounting Bulletin No. 110, or SAB No. 110, which extends the use of the simplified method in developing an estimate of the expected term of “plain vanilla” share options beyond December 31, 2007. Due to the Company’s limited exercise history and period of time that its shares have been publicly traded, the Company utilizes the provisions of SAB 110 in its application of SFAS No. 123R.

The Company primarily grants qualified stock options for a fixed number of shares to employees with an exercise price equal to the market value of the shares at the date of grant. To the extent that the amount of the aggregate fair market value of qualified stock options that become exercisable for an individual exceeds $100 during any tax year, those stock options are treated as non qualified stock options. Under the fair value recognition provisions of SFAS No. 123R, stock-based compensation cost is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized during the years ended December 31, 2008, 2007 and 2006 includes compensation expense for stock-based awards granted prior to, but not yet vested as of December 31, 2005, based on the fair value on the grant date estimated in accordance with the pro forma provisions of SFAS No. 123. Compensation expense also includes amounts related to the stock-based awards granted subsequent to December 31, 2005, based on the fair value on the grant date, estimated in accordance with the provisions of SFAS No. 123R.

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

The Company uses the straight-line attribution method for allocating compensation cost under SFAS No. 123R which allocates expense on a straight-line basis over the requisite service period of the last separately vesting portion of an award.

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

If factors change and the Company employs different assumptions in the application of SFAS No. 123R in future periods, the compensation expense that is recorded under SFAS No. 123R may differ significantly from what the Company has recorded in the current period. Therefore, the Company believes it is important for investors to be aware of the degree of subjectivity involved when using option pricing models to estimate share-based compensation under SFAS No. 123R. There is risk that the Company’s estimates of the fair values of its share-based compensation awards on the grant dates may differ from the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Certain share-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in the Company’s financial statements. Alternatively, value may be realized from these instruments that is significantly in excess of the fair values originally estimated on the grant date and reported in the financial statements. Although the fair value of employee share-based awards is determined in accordance with SFAS No. 123R and SAB No. 110 using an option pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Accrued Expenses

As part of the process of preparing financial statements, the Company is required to estimate accrued expenses. This process involves identifying services which have been performed on its behalf and estimating the level of service performed and the associated cost incurred for such service as of each balance sheet date in its financial statements.

In accruing service fees, the Company estimates the time period over which services will be provided and the level of effort in each period. If the actual timing of the provision of services or the level of effort varies from the estimate, the Company will adjust the accrual accordingly. The majority of service providers invoice the Company monthly in arrears for services performed. Some service providers require upfront or milestone payments. If the estimate of services performed is less than the upfront or milestone payments, the difference is accounted for as a prepaid expense. In the event that the Company does not identify costs that have begun to be incurred or the Company underestimates or overestimates the level of services performed or the costs of such services, actual expenses could differ from such estimates. The date on which some services commence, the level of services performed on or before a given date and the cost of such services are often subjective determinations. The Company makes judgments based upon facts and circumstances known to it in accordance with GAAP.

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

Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; or

Level 3: Unobservable inputs.

The fair value of the Company’s securities as of December 31, 2008 is valued based on level 2 inputs as defined in SFAS No. 157. The Company classifies its entire investment portfolio as available for sale as defined in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. As of December 31, 2008, the Company’s investment portfolio consisted of U.S. government and agency securities and short term FDIC guaranteed commercial paper held by a major banking institution. The maturities of all marketable securities held at December 31, 2008 are less than one year. Securities are carried at fair value with the unrealized gains (losses) reported as a separate component of stockholders’ equity.

As of December 31, 2008, none of the Company’s investments were determined to be other than temporarily impaired.

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

For the years ended December 31, 2008, 2007 and 2006, 100%, 99% and 90% of the Company’s revenue was generated from an agreement with one collaboration partner (see Note 5). At December 31, 2007, 100% of accounts receivable was due from the same collaboration partner.

Fixed Assets

Property and equipment are recorded at cost and are depreciated and amortized over the shorter of their remaining lease term or their estimated useful lives on a straight-line basis as follows:

Laboratory equipment	4-7 years
Office equipment	3-5 years
Leasehold improvements	Earlier of life of improvement or lease

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

Patent Costs

The Company expenses the costs of obtaining and maintaining patents.

Convertible Preferred Stock

The carrying value of convertible preferred stock was increased by periodic accretion to account for accrued but unpaid dividends (see Note 11). These increases were effected through charges against additional paid-in-capital, if any, and then accumulated deficit.

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

Comprehensive Loss

The Company reports and presents comprehensive loss in accordance with SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive loss and its components in a full set of general purpose financial statements. The objective of the statement is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners (comprehensive loss). The Company’s other comprehensive income arises from net unrealized gains on marketable securities.

Income Taxes

The Company uses an asset and liability approach for financial accounting and reporting of income taxes. Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax basis of assets and liabilities and are measured by applying enacted rates and laws to taxable years in which differences are expected to be recovered or settled. Further, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that the rate change is enacted. A valuation allowance is required when it is “more likely than not” that all or a portion of deferred tax assets will not be realized.

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, or FIN 48. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not file a return in a particular jurisdiction). Under FIN 48, the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts.

As a result of implementation of FIN 48, the Company recognized a decrease of $180 in its liability for unrecognized tax benefits, which was accounted for as a decrease to the January 1, 2007 retained deficit. The Company does not have any unrecognized tax benefits as of the date of adoption or December 31, 2008. The Company reviews all tax positions to ensure the tax treatment selected is sustainable based on its technical merits and that the position would be sustained if challenged.

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

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, or SFAS No. 141R, which changes the accounting for business acquisitions. SFAS No. 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination, including contingent consideration; exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. SFAS No. 141R is effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances occurring after December 31, 2008. Adoption of SFAS No. 141R may have a material impact on the Company’s financial position and results of operations in the event that the Company enters into a business combination that falls within the scope of this pronouncement.

4. Earnings (Loss) Per Share (“EPS”)

Basic EPS is calculated in accordance with SFAS No. 128, Earnings per Share, by dividing net income or loss attributable to common stockholders by the weighted average common stock outstanding. Diluted EPS is calculated in accordance with SFAS No. 128 by adjusting weighted average common shares outstanding for the dilutive effect of common stock options, warrants, convertible preferred stock and accrued but unpaid convertible preferred stock dividends. In periods where a net loss is recorded, no effect is given to potentially dilutive securities, since the effect would be antidilutive. Total securities that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive (prior to consideration of the treasury stock method) were as follows:

	Years Ended December 31,
	2008	2007	2006
Options	2,596	1,857	1,208
Warrants	6,711	311	336

Total potentially dilutive securities outstanding	9,307	2,168	1,544

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

Under the Gilead Arrangement, through March 31, 2007, agreed upon research or development expenses, including internal full-time equivalent (“FTE”) costs and external costs, incurred by both companies during the period up to proof-of-concept were borne equally by both parties. Prior to March 31, 2007, the Company was incurring the majority of those expenses and, therefore, was the net receiver of funds under this cost-sharing portion of the arrangement. Effective April 1, 2007, internal FTE costs are no longer subject to this cost-sharing arrangement. Instead, each party bears its own internal costs, including FTE costs. External costs continue to be shared equally by both parties. In March 2007, the Company and Gilead also revised their joint research program to focus on next-generation NS4A antagonists, after discontinuing clinical trials for ACH-806, an NS4A antagonist the Company was previously evaluating. The Company also revised its joint research plan with Gilead in the first quarter of 2009, thereby extending the period over which the Company’s remaining obligations under the arrangement would be completed to the second half of 2010. As a result, the Company’s percentage of actual effort expended through December 31, 2008 to total effort expected for all periods decreased, which resulted in the quarter ended December 31, 2008 in a non-cash reduction to amounts previously recognized as revenue earned under the arrangement. Generally under collaboration arrangements, payments received during the period of performance may include up-front payments, time-or performance-based milestones and reimbursement of internal and external costs. The proportion of actual performance to total expected performance is applied to these payments in determining periodic revenue, but will be limited by the aggregate cash received or receivable to date by the Company.

Gilead has the right to terminate the agreement without cause upon 120 days written notice to the Company. Upon termination of the Gilead Arrangement for any reason, all cost share amounts due and payable through the date of termination shall be paid by the appropriate party and no previously paid amounts will be refundable.

During the years ended December 31, 2008, 2007 and 2006, the Company recognized revenue of $(234), $4,003 and $2,978, respectively, under the Gilead Arrangement, respectively, of which $51, $2,091 and $1,511, respectively, related to the recognition of the non-refundable upfront fee and a pre-proof-of-concept milestone under the proportionate performance model. The remaining $(285), $1,912 and $1,468 recognized during the years ended December 31, 2008, 2007 and 2006, relate to FTE reimbursements recognized under the proportionate performance model and external costs billed under the Gilead Arrangement, net of Gilead billings to the Company of $1,126, $462 and $1,646 for the years ended December 31, 2008, 2007 and 2006, respectively. Payments to Gilead under this collaboration are recognized as a reduction in revenue.

Included in the accompanying 2008 and 2007 balance sheets as of December 31, 2008 and 2007 are $0 and $136 respectively, of accounts receivable resulting from this collaboration agreement, $260 and $0, respectively, of accrued expenses, and $2,489 and $2,570, respectively, of deferred revenue resulting from the up-front fee, a milestone payment, and FTE costs. In addition to Gilead’s rights to unilaterally terminate this agreement, each party has the right to terminate for material breach; however, the Company may terminate for Gilead’s breach only on a market-by-market basis, and, if applicable, a product-by-product basis.

FOB Synthesis, Inc.

In April 2008, the Company entered into a license and research agreement with FOB Synthesis, Inc. (“FOB”) granting the Company an exclusive worldwide license for the research, development and commercialization of certain FOB compounds for the treatment of serious bacterial infections.

Under the terms of the agreement, the Company paid to FOB a $500 upfront license payment. The Company also provided FOB with funding at specified levels to collaborate with the Company on the further characterization and development of the compounds for a period of at least one year. The Company had the option to extend the research term for an additional one year period with 30 days written notice to FOB prior to the end of the first year of the research term. In accordance with the terms of the agreement, in February 2009, the company terminated this agreement effective April 4, 2009.

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

Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; or

Level 3: Unobservable inputs.

The fair value of the Company’s securities of $24,297 as of December 31, 2008 is valued based on level 2 inputs as defined in SFAS No. 157. The Company classifies its entire investment portfolio as available for sale as defined in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. As of December 31, 2008 and 2007, the Company’s investment portfolio consisted of U.S. government and agency securities and short term FDIC guaranteed commercial paper held by a major banking institution. The maturities of all marketable securities held at December 31, 2008 and 2007 are less than one year. Securities are carried at fair value with the unrealized gains (losses) reported as a separate component of stockholders’ equity.

The unrealized gain from marketable securities was $115 and $51 at December 31, 2008 and 2007, respectively.

As of December 31, 2008 and 2007, none of the Company’s investments were determined to be other than temporarily impaired.

The following table summarizes our investments:

	As of December 31,
	2008			2007
	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value
Commercial Paper	$3,484	$16	$3,500	$18,330	$53	$18,383
Corporate bonds	—	—	—	3,757	(2)	3,755
U.S. Government and Agency securities	20,698	99	20,797	—	—	—

Total	$24,182	$115	$24,297	$22,087	$51	$22,138

7. Other Current Assets

A summary of other current assets is as follows:

	As of December 31,
	2008	2007
Prepaid research and development costs	$304	$160
Tax credit receivable	160	1,036
Maintenance agreements	265	289
Interest receivable	152	89
Prepaid insurance	175	29
Prepaid other	125	68

Total	$1,181	$1,671

8. Fixed Assets

A summary of property and equipment is as follows:

	As of December 31,
	2008	2007
Laboratory equipment	$3,490	$3,695
Office equipment	570	601
Leasehold improvements	3,495	3,495

	7,555	7,791
Less—accumulated depreciation and amortization	(5,785)	(5,316)

Total	$1,770	$2,475

Depreciation expense was $778, $750 and $762 for the years ended December 31, 2008, 2007 and 2005, respectively.

9. Accrued Expenses

Current and long-term accrued expenses consist of the following:

	As of December 31,
	2008	2007
Accrued compensation	$472	$720
Accrued research and development expenses	1,233	1,618
Accrued professional	355	294
Other accrued expenses	200	246

Total	$2,260	$2,878

Accrued clinical trial and preclinical trial expenses are comprised of amounts owed to third-party contract research organizations or “CROs”, clinical investigators, laboratories and data managers for research and development work performed on behalf of the Company.

10. Debt

Debt consists of the following:

	As of December 31,
	2008	2007
CII Term Loan, payable in monthly installments of $13 through September 2010 with a final balloon payment of $686, with interest at 7.5% per annum	$844	$933
2003 Credit Facility, payable in monthly installments as the individual notes mature through December 2010, with interest ranging from 7.75% to 9.06% per annum	394	675
2005 Credit Facility, payable in monthly installments as notes mature through December 2009, with interest of 10.92% to 11.58% per annum	—	4,955
2008 Credit Facility, payable in monthly installments as notes mature through March 2011, with interest of 9.97% to 11.58% per annum	5,009	—

Total long-term debt	6,247	6,563
Less: current portion	(6,247)	(6,563)

Total long-term debt, net of current portion	$—	$—

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

In February 2008, the Company entered into a credit facility with GE Capital Corporation and Oxford Finance Corporation. The new facility has substantially the same terms as the 2005 Credit Facility. At the same time, the Company combined the amounts outstanding under the 2005 Credit Facility with the newly issued notes (collectively the “2008 Credit Facility”). The 2008 Credit Facility provides an incremental $5,000 to fund the Company’s working capital needs, and is secured by substantially all of the Company’s tangible assets. In connection with the 2008 Credit Facility, the Company issued warrants to purchase 43 shares of common stock at an exercise price of $4.68 per share. The fair value of the warrants at the date of issuance was estimated to be $155, utilizing the Black Scholes method and was recorded as a debt discount. This amount will be amortized as interest expense over the term of the loan.

Each of the Company’s debt agreements contains certain subjective acceleration clauses, such that upon the occurrence of a material adverse change in the financial condition, business or operations of the Company in the view of the lenders (“Material Adverse Change”), amounts outstanding under the agreement may become immediately due and payable. As stated in Note 1, the Company will need additional financing to fund operations which the Company will seek to raise through public or private equity or debt financings, collaborative or other arrangements with third parties or through other sources of financing. There can be no assurance that such funding will be available on terms favorable to the Company, if at all. As such funding cannot be assured, the Company’s debt balances have been classified as short term at December 31, 2008. The Company has no indication that it is in default of any such clauses and none of the Company’s lenders have accelerated scheduled loan payments as a result of these provisions.

11. Capital Structure

Preferred Stock

At December 31, 2008, the Company had 5,000 authorized shares of undesignated Preferred Stock of which no shares were issued and outstanding. Immediately prior to the Company’s initial public offering, the Company had 80,620 authorized shares of Convertible Preferred Stock, of which 250, 15,817, 22,436, 2,300 and 24,000 were designated as Series A, Series B, Series C, Series C-1 and Series C-2 shares, respectively, and 250, 15,817, 22,418, 2,300 and 23,425, respectively, were issued and outstanding.

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

During 2004, the Company issued 2,300 shares of Series C-1 Preferred Stock in connection with the collaboration agreement with Gilead. The Company determined, after considering an unrelated third party valuation, that the fair value of these newly issued shares of the Company’s Series C-1 Convertible Preferred Stock was $0.88 per share, or $2,000 in aggregate. The stated terms of the agreement with Gilead provided that accrued dividends, liquidation rights, and conversion rights related to these shares be based upon a $2.17 per share price, as discussed in the significant terms section below.

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

Each share of Series B, Series C and Series C-1 earned cumulative dividends at 4% per annum. Each share of Series C-2 earned cumulative dividends at 8% per annum. No dividends or other distributions were made with respect to the Series A or the common stock. The following reflects dividends accrued prior to the Company’s initial public offering:

Year ended December 31, 2006
Series B	$792
Series C	1,349
Series C-1	166
Series C-2	1,856

Total	$4,163

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

Common Stock

At December 31, 2008 and 2007, the Company had 100,000 authorized shares of $0.001 par value common stock. As of December 31, 2008 there are 10,415 shares reserved for future exercise of outstanding stock options, warrants and shares available for issuance under the Company’s 2006 Stock Incentive Plan and 2006 Employee Stock Purchase Plan.

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

	Prior	After
Series A	1 : 1	1 : 0.1250
Series B	1 : 1	1 : 0.1250
Series C	1 : 1.196	1 : 0.1495
Series C-1	1 : 1.196	1 : 0.1495
Series C-2	1 : 1	1 : 0.1250

Warrants

A summary of the Company’s warrants outstanding as of December 31, 2008, is presented in converted amounts below:

	Warrants Outstanding	Common Shares Attributable to Warrants	Weighted Average Exercise price
Common stock warrants	3,032	3,032	$3.76
Unit warrants	3,679	4,599	2.82

Total	6,711	7,631	$3.25

In May 2006, the Company expanded the 2005 Credit Facility and issued warrants to purchase an additional 167 shares of Series C-2 at an exercise price of $1.50 per share. Following the Company’s initial public offering, these automatically converted to a warrant to purchase 21 shares of Common Stock at an exercise price of $12.00 per share. The relative fair value of such warrants at the date of issuance was estimated to be $174, utilizing the Black-Scholes method. Such value was recorded as a debt discount which is being amortized as interest expense over the life of the related obligation.

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

On August 12, 2008, in a private placement the Company issued to certain institutional investors 10,715 units, with each unit consisting of one share of the Company’s common stock plus a common stock warrant to purchase 0.25 shares of common stock (the “Common Stock Warrants”), at a price of $2.9049 per unit (the “Units”). The Common Stock Warrants, which represent the right to acquire 2,679 shares of common stock, have a seven-year term from the date of issuance, are exercisable at a price of $3.53 per share and are exercisable for cash or by net share settlement.

Additionally, the Company issued certain unit warrants in connection with the Purchase Agreement, pursuant to which the investors may have the option to purchase an additional 3,679 Units at an exercise price of $2.82 between February 2009 and August 2009 (the “Unit Warrants”). The Unit Warrants are exercisable for

Units consisting of up to an additional 3,679 shares of the Company’s common stock and Common Stock Warrants to purchase up to 920 shares of the Company’s common stock at an exercise price of $2.82. The Unit Warrants are exercisable beginning February 12, 2009 for a minimum of $1 million worth of Units per exercise. The Unit Warrants expire on August 12, 2009. No investor is permitted to exercise a Common Stock Warrant or Unit Warrant, or part thereof, if, upon such exercise, the number of shares of common stock beneficially owned by the Investor would exceed 19.99% of the number of shares of the Company’s common stock then issued and outstanding unless and until such limitation is no longer required by applicable NASDAQ Marketplace Rules.

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

Under the evergreen provision, the Company registered an additional 735 and 438 share of common stock to be issued under the Company’s 2006 plan in March 2008 and 2007, respectively.

There were 7 shares available to be granted under the Plans as of December 31, 2008.

A summary of the status of the Company’s stock option activity for the year ended December 31, 2008 is presented in the table and narrative below:

	2008
	Options	Weighted Average Exercise Price
Outstanding at January 1, 2008	1,857	$5.97
Granted	849	1.26
Exercised	(13)	1.72
Forfeited/Cancelled	(97)	5.90

Outstanding at December 31, 2008	2,596	$4.45

Options exercisable at December 31, 2008	1,163	$4.93

Options vested and expected to vest at December 31, 2008	2,442	$4.50

The following table summarizes information about stock options outstanding at December 31, 2008:

	Options Outstanding			Options Vested
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Vested	Weighted Average Exercise Price
$ 0.00 – $2.00	1,233	8.0	$1.26	502	$1.56
$ 2.01 – $4.00	280	7.7	3.63	227	3.55
$ 4.01 – $6.00	695	8.8	5.00	210	5.04
$ 6.01 – $8.00	30	8.7	7.37	30	7.37
$ 12.01 – $14.00	2	7.8	14.00	1	14.00
$ 14.01 – $16.00	351	8.0	14.75	191	14.75
$ 18.01 – $20.00	5	8.1	19.00	2	19.00

	2,596	8.3	$4.45	1,163	$4.93

As of December 31, 2008, the intrinsic value of the options outstanding was $0. The intrinsic value for stock options is calculated based on the difference between the exercise prices of the underlying awards and the quoted stock price of the Company’s common stock as of the reporting date.

The total intrinsic value, the amount by which the stock price exceeds the exercise of the option on the date of exercise, of stock options exercised for the years ended December 31, 2008, 2007 and 2006 was $15, $254 and $172, respectively.

The weighted-average grant-date fair value of options granted during the years ended December 31, 2008 and 2007 was $0.84 and $3.03, respectively. The weighted-average grant-date fair value of options vested at December 31, 2008 and 2007 was $4.09 and $3.97, respectively.

The weighted average remaining contractual life is 6.9 years for options exercisable and 8.2 years for options vested and expected to vest.

Stock Based Compensation

The Company applies the provisions of SFAS 123R, “Share-Based Payment”, which requires measurement and recognition of compensation expense for all stock-based awards made to employees and directors, including employee stock options and employee stock purchases under our 2006 ESPP Plan based on estimated fair values. In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”) which extends the use of the simplified method in developing an estimate of expected term of “plain vanilla” share options beyond December 31, 2007. Due to the Company’s limited exercise history and period of time that its shares have been publicly traded, the Company utilizes the provisions of SAB 110 in its application of SFAS 123R.

Under the fair value recognition provisions of SFAS No. 123R, stock-based compensation cost is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized during the years ended December 31, 2008, 2007 and 2006 includes compensation expense for stock-based awards granted prior to, but not yet vested as of December 31, 2005, based on the fair value on the grant date estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the stock-based awards granted subsequent to December 31, 2005, based on the fair value on the grant date, estimated in accordance with the provisions of SFAS 123R.

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

	For the Years Ended December 31,
	2008	2007	2006
Expected term of option	6.1 years	6.1 years	6.1 years
Expected volatility	64% - 79%	64% - 70%	70%
Risk free interest rate	1.71 - 3.48%	3.58 - 4.94%	4.69 - 4.83%
Expected dividend yield	0%	0%	0%

Total compensation expense recorded in the accompanying statements of operations associated with option grants made to employees for the years ended December 31, 2008, 2007 and 2006 was $2,129, $1,662 and $968, respectively. The Company recorded no tax benefit related to these options since the Company currently maintains a full valuation allowance.

As of December 31, 2008, the total compensation cost related to options not yet recognized in the financial statements is approximately $3,713, net of estimated forfeitures, and the weighted average period over which it is expected to be recognized is 1.34 years.

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

The Company measures the fair value of issuances under the employee stock purchase plan using the Black-Scholes option pricing model at the end of each reporting period. The compensation cost for the Plan consists of the 15% of the grant date stock price discount and the fair value of the option features. The assumptions used to value issuances under the Plan are as follows:

	For the Years Ended December 31,
	2008	2007	2006
Expected term of option	6 months	6 months	6 months
Expected volatility	99% - 135%	46% - 56%	70%
Risk free interest rate	1.71 - 3.48%	4.69 - 4.83%	5.05%
Expected dividend yield	0%	0%	0%

The Company recorded compensation cost of $42, $54 and $12 for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, 181 shares remained available for future issuance under the 2006 ESPP Plan.

13. Other License and Research and Development Agreements

The Company has entered into certain license and collaborative research agreements with third parties relating to the Company’s drug discovery and development initiatives. Under these agreements, the Company has been granted certain worldwide exclusive licenses to use the licensed compounds or technologies. Included in the accompanying 2008, 2007 and 2006 statements of operations is $145, $95 and $27, respectively, of research and development expense resulting from these arrangements, respectively. In order to maintain its rights under these agreements, and provided that the Company does not terminate such agreements, the Company may also be required to pay an additional $475 of aggregate minimum payments over the next five years. The Company may also be required to make future payments to these licensors upon achievement of certain product development milestones for anti-viral products utilizing the third party’s intellectual property, as well as pay royalties on future net sales, if any.

14. Commitments

401(k) Retirement Plan

The Company has a 401(k) defined contribution retirement plan covering substantially all full-time employees. The Company currently matches employee contributions at a rate of $0.50 cents for each dollar contribution, up to 6% of salary deferrals. However, the decision to match any employee contributions is at the sole discretion of the Company. The Company made matching contributions of $167, $180 and $0 for the years ended December 31, 2008, 2007 and 2006.

Operating Leases

The Company leases its operating facility located in New Haven, Connecticut. The lease agreements require monthly lease payments through March 2011. The Company is recording the expense associated with the lease on a straight-line basis over the expected ten-year minimum term of the lease and, as a result, has accrued $95 and $130 at December 31, 2008 and 2007, respectively.

The future minimum annual lease payments under these operating leases at December 31, 2008 are as follows:

Years Ended December 31,
2009	$991
2010	637
2011	21

Rent expense under operating leases was approximately $982, $978 and $991 for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, or FIN 48. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not file a return in a particular jurisdiction). Under FIN 48, the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts.

The Company does not have any interest or penalties accrued related to uncertain tax positions as it does not have any unrecognized tax benefits. In the event the Company determines that accrual of interest or penalties is necessary in the future, the amount will be presented as a component of income taxes.

The income tax provision (benefit) consists of the following:

	As of December 31,
	2008	2007	2006
Current:
Federal	$—	$—	$—
State	(132)	(960)	(49)

Total Current	$(132)	$(960)	$(49)

Deferred:
Federal and state	$(12,762)	$(12,974)	$(10,882)
Valuation allowance	12,762	12,974	10,882

Total deferred	$—	$—	$—

Total provision	$(132)	$(960)	$(49)

A reconciliation of the provision for income taxes at statutory rates to the provision in the financial statements is as follows:

	Years Ended December 31,
	2008	2007	2006
Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State tax, net of federal benefit	(5.0)	(5.0)	(5.0)
Other	0.1	0.1	0.1
Share-based compensation	1.9	2.4	2.3
Valuation allowance	37.0	36.5	36.6
Research & development credit saleback	(.5)	(3.4)	(0.2)

	(.5)%	(3.4)%	(0.2)%

Future tax benefits (deferred tax assets) related to temporary differences are as follows:

	As of December 31,
	2008	2007
Gross deferred tax assets:
Net operating losses	$64,668	$54,076
Tax credits (Federal and State)	6,692	5,564
Deferred revenue	1,033	1,067
Other	2,413	1,337

	$74,806	$62,044
Less—valuation allowance	(74,806)	(62,044)

Net deferred tax asset	$—	$—

At December 31, 2008 and 2007, the Company had gross deferred income tax assets of approximately $74,806 and $62,044, respectively, which result primarily from net operating loss and tax credit carryforwards. Statement of Financial Standards No. 109 “Accounting for Income Taxes” (SFAS 109) requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all positive and negative evidence is required when measuring the need for a valuation allowance. The Company’s cumulative loss from inception represents sufficient negative evidence to require a valuation allowance. The Company concluded that it is appropriate to maintain a full valuation allowance for its net deferred tax assets. Additionally, the Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

At December 31, 2008 and 2007, the Company had available the following net operating loss and credit carryforwards:

	As of December 31,
	2008	2007
Federal net operating loss carryforwards	$155,423	$130,186
State net operating loss carryforwards	157,622	131,774
Federal research and development carryforwards	4,347	3,672
State research and development carryforwards	2,345	1,892

The Company’s federal net operating loss carryforwards expire commencing in fiscal 2018 through 2028 and state net operating loss carryforwards which expire commencing in fiscal 2020 through 2028.

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

The State of Connecticut provides companies with the opportunity to exchange certain research and development credit carryforwards for cash in exchange for foregoing the carryforward of the research and development credit. The program provides for such exchange of the research and development credits at a rate of 65% of the annual research and development credit, as defined. During the years ended December 31, 2008, 2007 and 2006, the Company had recorded a benefit of approximately $132, $960 and $49, respectively, for the estimated proceeds from this exchange.

The Company believes that it is entitled to a larger cash refund for tax credit carryovers from the State of Connecticut for certain prior years. The Company filed complaints with the Superior Court for the tax year 2003 seeking cash refunds of certain unused research and development tax credits that the Company alleges were wrongfully disallowed by the State of Connecticut. The Company and the State have filed cross-motions for partial judgment. Additionally, the Company has filed appeals for this matter to keep the statute of limitations open for subsequent periods. The Company has not recorded a receivable related to this pending judgment.

The federal and state tax authorities could challenge tax positions taken by the Company for the periods for which there are open tax years. Years subject to audit are years in which unused net operating losses were generated that remain open by the statute of limitations. The Company is open to challenge for the periods of 1998 through 2008 in federal and the State of Connecticut jurisdictions.

As a result of implementation of FIN 48, the Company recognized a decrease of $180 in its liability for uncertain tax positions, which was accounted for as a decrease to the January 1, 2007 accumulated deficit. The Company did not have any unrecognized tax benefits as of the date of adoption or December 31, 2008.

16. Related Party

Gilead

In November 2004, the Company entered into the Gilead Arrangement with Gilead to jointly develop and commercialize compounds for use in treating hepatitis C infection which inhibit viral replication through a specified novel mechanism of action. Commercialization efforts will commence only if such compounds are found to be commercially viable and all appropriate regulatory approvals have been obtained. In addition to being a collaboration partner, Gilead Inc. is also a shareholder of Achillion. As of December 31, 2008, Gilead holds 1,116 shares, representing 4.2% of total shares outstanding.

Nicholas Simon

On August 19, 2008, the Board of Directors of the Company elected Nicholas Simon as a Class I member of the Board of Directors to serve until the Company’s 2010 Annual Meeting of Stockholders or until his successor is duly elected and qualified. Mr. Simon is a managing director of Clarus Ventures LLC (“Clarus”). In connection with Clarus’ agreement to invest in the Company, the Company agreed that Mr. Simon would be appointed to the Company’s Board of Directors upon a vacancy, which occurred on August 19, 2008. On August 12, 2008, Clarus purchased units consisting of 5,164 shares of common stock and common stock warrants to purchase 1,291 shares of common stock for an aggregate purchase price of $15,000. In addition, pursuant to warrants issued to Clarus, Clarus may have the right to purchase an additional 1,773 units between February 2009 and August 2009. Clarus is currently the beneficial owner of approximately 19.6% of the Company’s total issued and outstanding shares, excluding the shares that may be acquired upon exercise of the warrants held by Clarus.

17. Unaudited Quarterly Results

The following tables summarize unaudited quarterly financial data for the years ended December 31, 2008 and 2007. This data has been derived from unaudited financial statements that, in the Company’s opinion, include all adjustments necessary for a fair presentation of such information. The operating results for any quarter are not necessarily indicative of results for any future period.

	2008 Quarters
	First	Second	Third	Fourth
Total operating revenue	$627	$398	$25	$(1,284)
Total operating expenses	6,687	7,091	6,630	7,288
Net loss	(5,998)	(6,789)	(6,665)	(8,699)
Net loss per share—basic and diluted	$(.38)	$(.43)	$(.31)	$(.33)
Weighted average number of shares outstanding—basic and diluted	15,638	15,646	21,485	26,386

	2007 Quarters
	First	Second	Third	Fourth
Total operating revenue	$1,550	$1,195	$900	$393
Total operating expenses	9,915	9,442	7,461	7,778
Net loss	(7,670)	(7,653)	(5,894)	(6,885)
Net loss per share—basic and diluted	$(.49)	$(.49)	$(.38)	$(.44)
Weighted average number of shares outstanding—basic and diluted	15,540	15,556	15,607	15,628

EXHIBIT INDEX

Exhibit No.	Exhibit
3.1(2)	Amended and Restated Certificate of Incorporation of the Registrant, as amended.

3.2(2)	Amended and Restated Bylaws.

4.1(3)	Specimen Certificate evidencing shares of common stock.

10.1(5)	License and Research Agreement, dated April 4, 2008, by and between Registrant and FOB Synthesis, Inc.

10.2(3)†	Research Collaboration and License Agreement, dated November 24, 2004, by and between the Registrant and Gilead, Inc.

10.3(2)†	Amendment Number 1 to Research Collaboration and License Agreement, dated November 24, 2004 by and between the Registrant and Gilead, Inc., dated March 26, 2007.

10.4(3)†	License Agreement, dated February 3, 2000, by and between Vion Pharmaceuticals, Inc. and the Registrant, as amended on January 28, 2002.

10.5(3)	Letter Agreement, dated September 22, 2006, by and between the Registrant and Yale University.

10.6(3)†	License Agreement, dated July 19, 2002 by and between the Registrant and Emory University.

10.7*(3)	Employment Agreement between the Registrant and Michael Kishbauch, dated as of July 19, 2004.

10.8*(3)	Employment Agreement between the Registrant and Milind Desphande, dated as of September 10, 2003, as amended January 1, 2006.

10.9*(3)	Employment Agreement between the Registrant and Elizabeth Olek, dated as of November 6, 2007.

10.10*(2)	Employment Agreement between the Registrant and Mary Kay Fenton, dated as of September 10, 2003, as amended January 1, 2006.

10.11*(3)	Employment Agreement between the Registrant and Gautam Shah, dated as of May 26, 2004, as amended January 1, 2006.

10.12(3)	Second Amended and Restated Investor Rights Agreement, dated as of November 17, 2005, by and among the Registrant and the Holders named therein.

10.13(4)	Third Amended and Restated Investor Rights Agreement, dated as of August 11, 2008, by and among the Registrant and the Holders named therein.

10.14(3)	Third Amended and Restated Stockholders’ Agreement, dated as of November 17, 2005, by and among the Registrant and the Stockholders named therein.

10.15(4)	Securities Purchase Agreement, dated as of August 5, 2008, by and among the Registrant and the Purchasers named therein.

10.16(4)	Form of Common Warrant pursuant to the Securities Purchase Agreement.

10.17(4)	Form of Unit Warrant pursuant to the Securities Purchase Agreement.

10.18(4)	Registration Rights Agreement, dated as of August 11, 2008, by and among the Registrant and the Purchasers named therein.

10.19(1)	Master Security Agreement and Promissory Notes by and between the Registrant and GE Capital Corporation and Oxford Finance Corporation, dated as of February 26, 2008.

10.20(1)	Form of Common Stock Warrant under Loan and Security Agreement of GE Capital Corporation and Oxford Finance Corporation

Exhibit No.	Exhibit
10.21(3)	Lease Agreement by and between the Registrant and WE George Street LLC for Suite 202, dated as of March 6, 2002.

10.22(3)	Lease Agreement by and between the Registrant and WE George Street LLC, dated as of May, 2000.

10.23(3)	Lease Agreements and subsequent Assignment and Assumption of Lease Agreements by and between the Registrant, Yale University and WE George Street LLC for Suites 802, 803, 804.

10.24*(3)	1998 Stock Option Plan, as amended, dated March 30, 2001.

10.25*(3)	2006 Stock Incentive Plan as amended.

10.26*(3)	Form of Incentive Stock Option Agreement under the 1998 Stock Option Plan.

10.27*(3)	Form of Incentive Stock Option Agreement for Non-Executives under the 1998 Stock Option Plan.

10.28*(3)	Form of Nonstatutory Stock Option Agreement under the 1998 Stock Option Plan.

10.29*(3)	Form of Incentive Stock Option Agreement under the 2006 Stock Incentive Plan.

10.30*(3)	Form of Nonstatutory Stock Option Agreement under the 2006 Stock Incentive Plan.

10.31*(3)	2006 Employee Stock Purchase Plan as amended.

10.32(3)	Form of Common Stock Warrant.

10.33(3)	Form of Series C-2 Convertible Preferred Stock Warrant.

10.34(1)

Promissory Notes and Master Security Agreement by and between the Registrant and Webster

Bank, dated as of May 15, 2003, as amended by the First, Second, Third, Fourth and Fifth Amendments to Master Security Agreement, dated May 15, 2003, October 29, 2004, March 24, 2005, August 7, 2006 and December 7, 2007, respectively.

10.35(3)	Loan Agreement by and between the Registrant and Connecticut Innovations, Incorporated, dated March 30, 2001.

10.36(3)	Common Stock Warrants issued to Connecticut Innovations, Inc. on March 29, 2001 and November 7, 2000.

23.1#	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

23.2#	Consent of Fletcher Spaght, Inc.

31.1#	Certification of Chief Executive Officer pursuant to Rule 13a- 14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2#	Certification of Chief Financial Officer pursuant to Rule 13a- 14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contracts or compensatory plans or arrangement
†	Indicates confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request.

#	Filed herewith
(1)	Incorporated herein by reference to our annual report on Form 10-K filed on March 5, 2008.
(2)	Incorporated herein by reference to our annual report on Form 10-K filed on March 29, 2007.
(3)	Incorporated herein by reference to our Registration Statement on Form S-1 filed on March 31, 2006, as amended (File No. 333-132921).
(4)	Incorporated herein by reference to our Registration Statement on Form S-3 filed on October 6, 2008 (File No. 333-153870).
(5)	Incorporated herein by reference to our Quarterly Report on Form 10-Q filed on May 7, 2007.