Form 10-Q
period 2009-03-31
ACHILLION PHARMACEUTICALS INC
filed 2009-05-15
CIK 1070336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2009, the registrant had 26,398,527 shares of Common Stock, $0.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Achillion Pharmaceuticals, Inc.

Balance Sheets

(in thousands, except per share amounts)

(Unaudited)

	March 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$8,972	$11,060
Marketable securities	18,099	24,297
Prepaid expenses and other current assets	991	1,181

Total current assets	28,062	36,538
Fixed assets, net	1,612	1,770
Deferred financing costs	87	100
Restricted cash	153	153

Total assets	$29,914	$38,561

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,403	$2,544
Accrued expenses	2,052	2,260
Deferred revenue	—	1,128
Current portion of long-term debt	5,255	6,247

Total current liabilities	8,710	12,179
Deferred revenue	2,489	1,361

Total liabilities	11,199	13,540

Commitments and contingencies

Stockholders’ Equity:		—
Common Stock, $.001 par value; 100,000 shares authorized: 26,399 shares issued and outstanding	26	26
Additional paid-in capital	205,346	204,861
Accumulated deficit	(186,705)	(179,981)
Accumulated other comprehensive income	48	115

Total stockholders’ equity	18,715	25,021

Total liabilities and stockholders’ equity	$29,914	$38,561

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2009	2008
Revenue	$(293)	$627

Operating expenses
Research and development	4,777	4,998
General and administrative	1,603	1,689

Total operating expenses	6,380	6,687

Loss from operations	(6,673)	(6,060)
Other income (expense)
Interest income	92	291
Interest expense	(183)	(251)

Net loss before tax benefit	(6,764)	(6,020)
Tax benefit	40	22

Net loss	(6,724)	(5,998)

Basic and diluted net loss per share (Note 3)	$(0.25)	$(0.38)

Weighted average shares used in computing basic and diluted net loss per share	26,399	15,638

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities
Net loss	$(6,724)	$(5,998)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	206	208
Noncash stock-based compensation	485	566
Noncash interest expense	27	32
Amortization of premium (discount) on marketable securities	63	(173)
Changes in operating assets and liabilities:
Accounts receivable	—	(38)
Prepaid expenses and other current assets	190	258
Accounts payable	(1,141)	142
Accrued expenses	(208)	(635)
Deferred revenue	—	(453)

Net cash used in operating activities	(7,102)	(6,091)

Cash flows from investing activities
Purchase of property and equipment	(34)	(6)
Purchase of available for sale marketable securities	(1,432)	(11,118)
Maturities of marketable securities	7,500	15,764

Net cash provided by investing activities	6,034	4,640

Cash flows from financing activities
Proceeds from exercise of stock options	—	6
Borrowings under notes payable	—	5,000
Repayments of notes payable	(1,020)	(1,018)
Payment of deferred financing costs	—	(100)

Net cash provided by (used in) financing activities	(1,020)	3,888

Net increase (decrease) in cash and cash equivalents	(2,088)	2,437
Cash and cash equivalents, beginning of period	11,060	8,971

Cash and cash equivalents, end of period	$8,972	$11,408

Supplemental disclosure of cash flow information
Cash paid for interest	$152	$178
Cash received from tax credits	$—	$176
Supplemental disclosure of noncash financing activities
Issuance of warrants in connection with debt financing	$—	$155

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Notes to Financial Statements

(in thousands, except per share amounts)

(Unaudited)

1. Nature of the Business

Achillion Pharmaceuticals, Inc. (the “Company”) was incorporated on August 17, 1998 in Delaware. The Company was established to discover, develop and commercialize innovative anti-infective drug therapies. The Company is devoting substantially all of its efforts towards product research and development.

The Company incurred losses of $172,843 from inception through March 31, 2009 and had an accumulated deficit of $186,705 through March 31, 2009. The Company has funded its operations primarily through the sale of equity securities, borrowings from debt facilities and the receipt of milestone and cost-sharing receipts from its collaboration partner, Gilead Sciences, Inc. (“Gilead”).

The Company believes that its existing cash and cash equivalents will be sufficient to support its current operating plan through at least the twelve months following March 31, 2009. However, its operating plan may change as a result of many factors, including:

•	the costs involved in the clinical development, manufacturing and formulation of ACH-1625;

•	the outcome of the Company’s discussions with Gilead regarding revisions to the license and collaboration agreement and the costs associated with the appropriate clinical path for ACH-1095;

•	the outcome of the Company’s strategic and development assessment of ACH-702;

•	the Company’s ability to enter into corporate collaborations and the terms and success of these collaborations; and

•	the Company’s ability to raise incremental debt or equity capital, including any changes in the credit market that may impact its ability to obtain capital in the future.

In the event that the Company is unable to secure additional funding within the twelve months following March 31, 2009, the Company has developed a contingency plan which provides for changes in its operations. The Company believes that this plan would reduce its operating expenses and believes that implementation of this contingency plan, if necessary, would permit it to conduct its operations for at least the next twelve months.

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

2. Basis of Presentation

The accompanying unaudited condensed financial statements of the Company should be read in conjunction with the audited financial statements and notes as of and for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2009. The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information, in accordance with the instructions to Form 10-Q and the guidance in Article 10 of Regulation S-X. Accordingly, since they are interim financial statements, the accompanying financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. The accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

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

3. Earnings (Loss) Per Share (“EPS”)

Basic EPS is calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, or SFAS No. 128, by dividing net income or loss attributable to common stockholders by the weighted average common stock outstanding. Diluted EPS is calculated in accordance with SFAS No. 128 by adjusting weighted average common shares outstanding for the dilutive effect of common stock options and warrants. In periods in which a net loss is recorded, no effect is given to potentially dilutive securities, since the effect would be antidilutive. Securities that could potentially dilute basic EPS in the future were not included in the computation of diluted EPS because to do so would have been antidilutive. Potentially dilutive securities were as follows for the three months ended March 31, 2009 and 2008 (prior to consideration of the treasury stock method):

	Three Months Ended March 31,
	2009	2008
Options	2,713	1,847
Warrants	6,711	354

Total potentially dilutive securities outstanding	9,424	2,201

4. Collaboration Arrangements

Gilead Sciences, Inc.

In November 2004, the Company entered into a collaboration arrangement with Gilead (the “Gilead Arrangement”) to jointly develop and commercialize compounds for use in treating hepatitis C infection which inhibit viral replication through a specified novel mechanism of action. Commercialization efforts will commence only if such compounds are found to be commercially viable and all appropriate regulatory approvals have been obtained. In connection with this arrangement, Gilead paid the Company $10,000 as payment for both a non-refundable upfront license fee and 2,300 shares of the Company’s Series C-1 Convertible Preferred Stock (“Series C-1”).

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

The up-front payment of $10,000, received in 2004, was first allocated to the fair value of the Series C-1, in which each share of the Series C-1 was determined to be worth $0.88 per share, or approximately $2,000 in aggregate. The remaining $8,000 balance of the $10,000 is being accounted for as a non-refundable up-front license fee. Due to certain provisions contained within the Gilead Arrangement relating to services to be performed on both the primary and backup compounds, as defined in the Gilead Arrangement, the non-refundable up-front license fee of $8,000, as well as a $2,000 milestone achieved during the Research Period, is being accounted for under the proportionate performance model. Future milestones, if any, will occur after the Research Period and are not accounted for under the proportionate performance model. Revenue recognized under the proportionate performance model is limited by the aggregate cash received or receivable to date by the Company. Milestones achieved, if any, after the termination of the Research Period, will be recognized when the milestone is achieved as the Company has no further research or development obligations after the Research Period.

Under the Gilead Arrangement, through March 31, 2007, agreed upon research or development expenses, including internal full-time equivalent (“FTE”) costs and external costs, incurred by both companies during the period up to proof-of-concept were borne equally by both parties. Prior to March 31, 2007, the Company was incurring the majority of those expenses and, therefore, was the net receiver of funds under this cost-sharing portion of the arrangement. Effective April 1, 2007, internal FTE costs are no longer subject to this cost-sharing arrangement. Instead, each party bears its own internal costs, including FTE costs. External costs continue to be shared equally by both parties. In March 2007, the Company and Gilead also revised their joint research program to focus on next-generation NS4A antagonists, after discontinuing clinical trials for ACH-806, an NS4A antagonist the Company was previously evaluating. In addition, the Company also revised its joint research program with Gilead in the first quarter of 2009 to include a more complete series of preclinical studies, thereby increasing its total estimated efforts under the collaboration and extending the estimated period over which the Company’s remaining obligations under the arrangement would be completed to the second half of 2010. Generally under collaboration arrangements, payments received during the period of performance may include up-front payments, time-or performance-based milestones and reimbursement of internal and external costs. The proportion of actual performance to total expected performance is applied to these payments in determining periodic revenue, but will be limited by the aggregate cash received or receivable to date by the Company.

At a meeting of the joint research committee in May 2009, the Company and Gilead arrived at different opinions on the appropriate further progression of GS 9525, also known as ACH-1095, based on their respective scientific assessments of the therapeutic index for GS 9525 from various preclinical studies. Gilead indicated that it does not intend to initiate clinical development of GS 9525, while Achillion believes that the compound should be advanced. Gilead and Achillion are in discussions regarding a proposal for a restructuring of the existing license and collaboration agreement. Achillion has proposed that it continue to develop ACH-1095, while the parties would jointly continue to advance additional compounds also operating by the NS4A mechanism of action. It has been proposed that future costs related to clinical development of ACH-1095 would be borne by Achillion, while costs associated with any additional compounds would be borne by the parties jointly. There can be no assurance, however, that the parties will reach a definitive agreement regarding this revision to the license and collaboration agreement.

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

During the three months ended March 31, 2009 and 2008, the Company recognized revenue of $(293) and $627, respectively, under the Gilead Arrangement, of which $0 and $453, respectively, related to the recognition of the non-refundable upfront fee, a pre-proof-of-concept milestone and FTE reimbursements recognized under the proportionate performance model. As result of the May 2009 announcement, for the three months ended March 31, 2009, the Company recognized no amortization of this deferred revenue as it currently is unable to accurately estimate its total performance obligations under the collaboration. The Company will determine if it is able to estimate its remaining total performance obligations in the future following the outcome of discussions with Gilead regarding compounds to be developed. The remaining $(293) and $174 recognized during the three months ended March 31, 2009 and 2008, related to external costs billed by the Company to Gilead, net of Gilead billings to the Company of $362 and $26 for the three months ended March 31, 2009 and 2008, respectively. Payments to Gilead under this collaboration are recognized as a reduction in revenue. Recognition of external costs incurred by Gilead exceeded amounts recognized under the proportionate performance model, resulting in negative revenue for the current quarter.

Included in the accompanying balance sheets as of March 31, 2009 and December 31, 2008 are $293 and $260, respectively, of accrued expenses resulting from this collaboration agreement, and $2,489 and $2,489, respectively, of deferred revenue resulting from the up-front fee, a milestone payment, and FTE costs.

5. Marketable Securities

The Company applies the provisions of SFAS No. 157, Fair Value Measurements, or SFAS No. 157, for financial assets and liabilities measured on a recurring basis. SFAS No. 157 requires disclosure that establishes a framework for measuring fair value and expands disclosures in the financial statements. The statement requires that fair value measurements be classified and disclosed in one of the three categories:

Level 1: Quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date;

Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; or

Level 3: Unobservable inputs.

The fair value of the Company’s securities of $18,099 as of March 31, 2009 is valued based on level 2 inputs as defined in SFAS No. 157. The Company classifies its entire investment portfolio as available for sale as defined in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. As of March 31, 2009 and December 31, 2008, the Company’s investment portfolio consisted of U.S. government and agency securities and government sponsored bond obligations and corporate debt securities held by a major banking institution. The maturities of all marketable securities held at March 31, 2009 and December 31, 2008 are less than one year. Securities are carried at fair value with the unrealized gains (losses) reported as a separate component of stockholders’ equity.

The unrealized gain from marketable securities was $48 and $115 at March 31, 2009 and December 31, 2008, respectively.

As of March 31, 2009 and December 31, 2008, none of the Company’s investments were determined to be other than temporarily impaired.

6. Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2009	December 31, 2008
Accrued compensation	$627	$472
Accrued research and development expenses	972	1,233
Accrued professional fees	251	355
Other accrued expenses	202	200

Total	$2,052	$2,260

Accrued research and development expenses are comprised of amounts owed to third-party contract research organizations or “CROs”, clinical investigators, laboratories and data managers for research and development work performed on behalf of the Company.

7. Debt

Debt consists of the following:

	March 31, 2009	December 31, 2008
CII Term Loan, payable in monthly installments of $13 through September 2010 with a final balloon payment of $686, with interest at 7.5% per annum	$821	$844
2003 Credit Facility, payable in monthly installments as the individual notes mature through December 2010, with interest ranging from 7.75% to 9.06% per annum	326	394
2008 Credit Facility, payable in monthly installments as notes mature through March 2011, with interest of 9.97% to 11.58% per annum	4,108	5,009

Total long-term debt	5,255	6,247
Less: current portion	(5,255)	(6,247)

Total long-term debt, net of current portion	$—	$—

Each of the Company’s debt agreements contains certain subjective acceleration clauses, such that upon the occurrence of a material adverse change in the financial condition, business or operations of the Company in the view of the lenders (“Material Adverse Change”), amounts outstanding under the agreement may become immediately due and payable. As stated in Note 1, the Company will need additional financing to fund operations which the Company will seek to raise through public or private equity or debt financings, collaborative or other arrangements with third parties or through other sources of financing. There can be no assurance that such funding will be available on terms favorable to the Company, if at all. As such funding cannot be assured, the Company’s debt balances have been classified as short term at March 31, 2009. The Company has no indication that it is in default of any such clauses and none of the Company’s lenders have accelerated scheduled loan payments as a result of these provisions.

8. Stock-Based Compensation

The Company’s 2006 Stock Incentive Plan, or the 2006 Plan, is administered by the Company’s Board of Directors and provides for the grant of incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights and other stock-based awards. The Company’s officers, employees, consultants, advisors and directors are eligible to receive awards under the 2006 Plan; however, incentive stock options may only be granted to employees. Options granted are exercisable for a period determined by the Company, but in no event longer than ten years from the date of the grant. Options generally vest ratably over four years. There were 637 shares available to be granted under the 2006 Plan as of March 31, 2009.

A summary of the status of the Company’s stock option activity for the three months ended March 31, 2009 is presented in the table and narrative below:

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2009	2,596	$4.45
Granted	125	0.92
Exercised	—	—
Cancelled/Forfeited	(8)	4.85

Outstanding at March 31, 2009	2,713	$4.29

Options exercisable at March 31, 2009	1,230	$5.09

Weighted-average fair value of options granted during the period		$0.63

The Company utilizes the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of assumptions which determine the fair value of the stock-based awards. The assumptions used to value options granted are as follows:

	For the Three Months Ended
	March 31, 2009	March 31, 2008
Expected term of option	6.1 years	6.1 years
Expected volatility	79%	64%
Risk free interest rate	1.97%	2.67%
Expected dividend yield	0%	0%

Total compensation expense recorded in the accompanying statements of operations associated with option grants made to employees for the three months ended March 31, 2009 and 2008 was $473 and $533, respectively. The Company recorded no tax benefit related to these options since the Company currently maintains a full valuation allowance on its deferred tax assets.

As of March 31, 2009, the intrinsic value of the options outstanding was $479, of which $19 related to vested options and $460 related to unvested options. The intrinsic value of stock options is calculated based on the difference between the exercise prices of the underlying awards and the quoted stock price of the Company’s common stock as of the reporting date.

As of March 31, 2009, the total compensation cost related to unvested options not yet recognized in the financial statements is approximately $3,382, net of estimated forfeitures, and the weighted average period over which this amount is expected to be recognized is 1.24 years.

9. Comprehensive Income (Loss)

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

Details relating to unrealized gains and losses and other comprehensive loss are as follows:

	For the Three Months Ended March 31,
	2009	2008
Net loss	$(6,724)	$(5,998)
Change in unrealized gain (loss) on marketable securities	(67)	26

Total comprehensive loss	$(6,791)	$(5,972)

10. Recently Issued Accounting Pronouncements

In December 2007, the EITF reached a consensus on EITF Issue No. 07-01, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property, or EITF No. 07-01. EITF No. 07-01 prescribes the accounting for collaborations. It requires certain transactions between collaborators to be recorded in the income statement on either a gross or net basis within expenses when certain characteristics exist in the collaboration relationship. EITF No. 07-01 is effective for the Company’s collaborations existing after January 1, 2009. There was no impact to the Company’s financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, or SFAS No. 141R, which changes the accounting for business acquisitions. SFAS No. 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination, including contingent consideration; exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. SFAS No. 141R is effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances occurring after December 31, 2008. The Company’s adoption of SFAS No. 141R did not have an impact on its financial statements but will have a material impact on the Company’s financial position and results of operations in the event that the Company enters into a business combination that falls within the scope of this pronouncement.

11. Subsequent Event

The State of Connecticut provides companies with the opportunity to exchange certain research and development credit carryforwards for cash in exchange for foregoing the carryforward of the research and development credit. The program provides for such exchange of the research and development credits at a rate of 65% of the annual research and development credit, as defined.

As disclosed within the Company’s Form 10-K, the Company believed that it was entitled to a larger cash refund for tax credit carryovers from the State of Connecticut for certain prior years. The Company filed complaints with the Superior Court for the tax year 2003 seeking cash refunds of certain unused research and development tax credits that the Company alleged were wrongfully disallowed by the State of Connecticut. Additionally, the Company filed appeals for this matter to keep the statute of limitations open for subsequent periods. In May 2009, the Superior Court affirmed the judgment of the trial court and concluded that the Company may only exchange research and development tax credits for a credit refund during the year in which the Company qualified and earned the credit. Accordingly, the Company is not eligible to receive additional money from the state as part of this exchange program for the years in question. The Company had not recorded a receivable related to this pending judgment, therefore no adjustment to the amounts disclosed within the financial statements is necessary.

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

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of innovative treatments for infectious diseases. Within the anti-infective market, we are currently concentrating on the development of antivirals for the treatment of chronic hepatitis C and the development of antibacterials for the treatment of resistant bacterial infections. We are currently focusing our efforts on advancing two late-stage preclinical candidates: ACH-1095, a NS4A antagonist for the treatment of chronic hepatitis C, which has been developed in collaboration with Gilead Sciences, Inc., or Gilead, and ACH-1625, a protease inhibitor also for the treatment of chronic hepatitis C. We are currently in discussions with Gilead to restructure our existing license and collaboration agreement to allow us to continue the development of ACH-1095. In addition, we have established a pipeline of certain other product candidates for which we are currently seeking appropriate collaborative partners or for which we are considering whether to seek appropriate collaborative partners, but to which we are not devoting significant resources at this time. These product candidates include elvucitabine for the treatment of HIV infection, and ACH-702 for the treatment of serious bacterial infections.

We have devoted and are continuing to devote substantially all of our efforts toward product research and development. We have incurred losses of $173 million from inception through March 31, 2009 and had an accumulated deficit of $187 million through March 31, 2009. Our net losses were $6.7 million and $6.0 million for the three months ended March 31, 2009 and 2008, respectively. We have funded our operations primarily through:

•	proceeds of $192.4 million from the sale of equity securities, including our initial public offering in October 2006 and a private placement of our common stock in August 20008;

•	borrowings of $22.1 million from debt facilities; and

•	receipts of $10.0 million from up-front and milestone payments, as well as $9.1 million in cost-sharing receipts, from our collaboration partner, Gilead.

We expect to incur substantial and increasing losses for at least the next several years as we seek to:

•	initiate clinical testing of ACH-1625;

•	determine the appropriate clinical path for ACH-1095 and continue clinical development of this compound;

•	complete the open-label extension phases of our phase II clinical trials for elvucitabine; and

•	progress additional drug candidates.

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

Financial Operations Overview

Revenue

To date, we have not generated revenue from the sale of any drugs. The majority of our revenue recognized to date has been derived from our collaboration with Gilead to develop compounds for use in treating chronic hepatitis C. During the three months ended March 31, 2009 and 2008 we recognized $(293,000) and $627,000, respectively, under this collaboration agreement.

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

Effective April 1, 2007, each party provides for the costs of their own full-time equivalents. External research costs continue to be shared equally by both parties. Through March 31, 2007 research and development expenses under our collaboration with Gilead, including internal full-time equivalent costs and external research costs, incurred by both companies prior to proof-of-concept, were borne equally by both parties. As we were providing the majority of those services and were incurring the majority of those expenses, we were the net recipient of funds under this cost-sharing portion of the arrangement and therefore recognized the reimbursed costs as revenue rather than research expense. For the quarter ended March 31, 2009, Gilead incurred a greater amount of external costs, therefore we were the net payor of funds to Gilead under this portion of the arrangement.

Research and Development

Our research and development expenses reflect costs incurred for our proprietary research and development projects as well as costs for research and development projects conducted as part of collaborative arrangements. These costs consist primarily of salaries and benefits for our research and development personnel, costs of services by clinical research organizations, other outsourced research, materials used during research and development activities, facility-related costs such as rent and utilities associated with our laboratory and clinical development space and operating supplies. We expect that our research and development expenses will remain substantially unchanged from the first quarter for the remainder of the year.

We have established our current drug candidate pipeline primarily through our internal discovery capabilities except for elvucitabine, which we in-license. Through both these efforts we have identified and are developing the following drug candidates and programs:

•

ACH-1095, a NS4A Antagonist for Chronic Hepatitis C Infection. We are evaluating ACH-1095 (also known as GS 9525) for the treatment of chronic hepatitis C. In preclinical and clinical studies, NS4A antagonists studied demonstrate potent inhibition of the replication of HCV, the virus that causes hepatitis C, by targeting a non-structural, or NS, viral protein called 4A. We believe these NS4A antagonists may offer several potential advantages compared to currently available treatments, including greater potency, a novel mechanism of action, lack of cross resistance and the potential for oral administration. We believe these compounds could be used in combination with the current standard of care, or with other therapies in development, to significantly improve treatment outcomes. Since November 2004, we have collaborated with Gilead under an exclusive license and collaboration agreement for the research, development and commercialization of compounds operating by this mechanism of action. Our first drug candidate under this program, ACH-806 (also known as GS 9132), demonstrated positive antiviral effect in a proof-of-concept clinical trial in HCV infected patients, but also elevated serum creatinine levels, a marker of kidney function. As a result, we discontinued further clinical development of ACH-806 in favor of a next-generation back-up compound, ACH-1095, which is currently in late-stage preclinical studies. At a meeting of the joint research committee in May 2009, Gilead and Achillion arrived at different opinions on the appropriate further progression of GS 9525, also known as ACH-1095, based on their respective scientific assessments of the therapeutic index for GS 9525 from various preclinical studies. Gilead indicated that it does not intend to initiate clinical development of GS 9525, while we believe that the compound should be advanced. We are in discussions with Gilead regarding a proposal for a restructuring of the existing license and collaboration agreement. We have proposed that we continue to develop ACH-1095, while the parties jointly continue to advance additional compounds also operating by the NS4A mechanism of action. If Gilead agrees that we can advance ACH-1095 on our own, we anticipate requesting a pre-IND consultation with the FDA to discuss the most appropriate clinical development path for the compound.

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

•

Elvucitabine for HIV Infection. Elvucitabine is an antiviral we are developing for the treatment of HIV infection. We have evaluated elvucitabine in phase II clinical trials to further explore its safety and efficacy in HIV-infected patients over 48 and 96-weeks of treatment, and the open-label extension of one trial remains on-going through 2010. We currently retain full development and marketing rights to elvucitabine. However, we are currently seeking to enter a collaboration arrangement for elvucitabine and do not plan to advance elvucitabine into Phase III clinical trials without a collaboration partner.

All costs associated with internal research and development, and research and development services for which we have externally contracted, are expensed as incurred. The costs of obtaining patents for our candidates are expensed as incurred as indirect costs.

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Clinical candidate direct external costs:
NS4A antagonists (including ACH-1095 and ACH-806)	$96	$157
ACH-1625	1,161	362
ACH-702	13	92
Elvucitabine	327	1,022

	1,597	1,633
Direct internal personnel costs	1,754	2,038

Sub-total direct costs	3,351	3,671
Indirect costs and overhead	1,426	1,327

Total research and development	$4,777	$4,998

Currently, we are initiating clinical studies for ACH-1625 and completing the open-label extension phases of two phase II clinical trials for elvucitabine. We are in discussions with Gilead regarding the future of our collaboration and the appropriate clinical path for ACH-1095. From inception through March 31, 2009, we incurred approximately $29.7 million in total costs for our NS4A antagonist program, including both ACH-1095 and ACH-806, approximately $13.7 million for ACH-1625, approximately $19.8 million in total costs for ACH-702 and approximately $49.9 million in total costs for elvucitabine. These figures include our internal research and development personnel costs and related facilities overhead.

We estimate that the expense associated with early clinical development through proof-of-concept of ACH-1095, our next generation NS4A antagonist, will total approximately $3.0 million, exclusive of internal personnel costs. Following the May 2009 meeting of the joint research committee, we have proposed a revision to the license and collaboration agreement which would allow future costs related to clinical development of ACH-1095 to be borne by Achillion, while costs associated with any additional compounds would be borne by the parties jointly. There can be no assurance, however, that the parties will reach a definitive agreement regarding this revision to the license and collaboration agreement.

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

When we determine that an arrangement should be accounted for as a single unit of accounting, we must determine the period over which the performance obligations will be performed and revenue related to upfront license payments will be recognized. Revenue will be recognized using either a proportionate performance or straight-line method. We recognize revenue using the proportionate performance method provided that we can reasonably estimate the level of effort required to complete our performance obligations under an arrangement and such performance obligations are provided on a best-efforts basis. Under the proportionate performance method, periodic revenue related to up-front license payments is recognized as the percentage of actual effort expended in that period to total effort expected for all of our performance obligations under the arrangement. Actual effort is generally determined based upon actual direct labor hours or full-time equivalents incurred and include research and development activities performed by internal scientists. Total expected effort is generally based upon the total direct labor hours of full-time equivalents incorporated into the detailed budget and project plan that is agreed to by both parties to the collaboration. Significant management judgment is required in determining the level of effort required under an arrangement and the period over which we expect to complete the related performance obligations. For example, under our arrangement with Gilead Sciences, the joint research committee periodically reviews and updates the project plan. In the event that a change in estimate occurs, the change will be accounted for using the cumulative catch-up method which provides for an adjustment to revenue in the current period. Estimates of our level of effort may change in the future, resulting in a material change in the amount of revenue recognized in future periods, including negative revenue in some periods. We revised our joint research program with Gilead in the first quarter of 2007 to focus on next-generation NS4A antagonists. At that time, we extended the period over which our remaining obligations under the arrangement would be completed. We and Gilead also agreed to continue to equally share external costs, but effective April 1, 2007, internal full-time equivalents are no longer subject to a cost sharing arrangement. Instead, each party bears the costs of their respective full-time equivalents. In addition, we also revised our joint research program with Gilead in the first quarter of 2009 to include a more complete series of preclinical studies, thereby increasing our total estimated efforts under the collaboration and extending the estimated period over which our remaining obligations under the arrangement would be completed to the second half of 2010.

At a meeting of the joint research committee in May 2009, we and Gilead arrived at different opinions on the appropriate further progression of GS 9525, also known as ACH-1095, based on their respective scientific assessments of the therapeutic index for GS 9525 from various preclinical studies. Gilead indicated that it does not intend to initiate clinical development of GS 9525, while Achillion believes that the compound should be advanced. Gilead and Achillion are in discussions regarding a proposal for a restructuring of the existing license and collaboration agreement. Achillion has proposed that it continue to develop ACH-1095, while the parties would jointly continue to advance additional compounds also operating by the NS4A mechanism of action. It has been proposed that future costs related to clinical development of ACH-1095 would be borne by Achillion, while costs associated with any additional compounds would be borne by the parties jointly. There can be no assurance, however, that the parties will reach a definitive agreement regarding this revision to the license and collaboration agreement. As a result of the ongoing discussions regarding a revision to the license and collaboration agreement, for the three months ended March 31, 2009, we did not recognize any revenue related to the amortization of the upfront, milestone and FTE fees previously received under the collaboration as we are currently unable to estimate our remaining performance obligations under the collaboration. We will determine if we are able to estimate our remaining total performance obligations in the future following the outcome of discussions with Gilead regarding compounds to be developed.

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

Stock-Based Compensation – Employee Stock-Based Awards

We apply the Statement of Financial Accounting Standards No. 123 as revised in 2004, Share-Based Payment, or SFAS No. 123R, which requires measurement and recognition of compensation expense for all stock-based awards made to employees and directors, including employee stock options and employee stock purchases under our 2006 ESPP Plan based on estimated fair values. In December 2007, the SEC issued Staff Accounting Bulletin No. 110, or SAB No. 110, which extended the use of the simplified method in developing an estimate of the expected term of “plain vanilla” share options beyond December 31, 2007. We utilize the provisions of SAB No. 110 in our application of SFAS No. 123R.

We primarily grant qualified stock options for a fixed number of shares to employees with an exercise price equal to the market value of the shares at the date of grant. To the extent that the amount of the aggregate fair market value of qualified stock options that become exercisable for an individual exceeds $100,000 during any tax year, those stock options are treated as non qualified stock options. Under the fair value recognition provisions of SFAS No. 123R, stock-based compensation cost is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized during the three months ended March 31, 2009 and 2008 includes compensation expense for stock-based awards granted prior to, but not yet vested as of December 31, 2005, based on the fair value on the grant date estimated in accordance with the pro forma provisions of SFAS No. 123. Compensation expense also includes amounts related to the stock-based awards granted subsequent to December 31, 2005, based on the fair value on the grant date, estimated in accordance with the provisions of SFAS No. 123R.

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

We apply the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, or FIN 48. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return, including a decision whether to file or not file a return in a particular jurisdiction. Under FIN 48, the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts.

We do not have any unrecognized tax benefits as of March 31, 2009. We review all tax positions to ensure the tax treatment selected is sustainable based on its technical merits and that the position would be sustained if challenged.

Results of Operations

Results of operations may vary from period to period depending on numerous factors, including the timing of payments received under existing or future strategic alliances, joint ventures or financings, if any, the progress of our research and development projects, technological advances and determinations as to the commercial potential of proposed products.

Comparison of Three Months Ended March 31, 2009 and 2008

Revenue. Revenue was $(293,000) and $627,000 for the three months ended March 31, 2009 and 2008, respectively. The decrease in revenue in 2009 is substantially due to the fact that there was no recognition of revenue in the current quarter related to the non-refundable upfront fee, pre proof-of-concept milestone and FTE reimbursement under the collaboration arrangement with Gilead coupled with net payments to Gilead of $293,000 for shared external costs. At a meeting of the joint research committee in May 2009, we and Gilead arrived at different opinions on the appropriate further progression of GS 9525, also known as ACH-1095, based on their respective scientific assessments of the therapeutic index for GS 9525 from various preclinical studies. Gilead indicated that it does not intend to initiate clinical development of GS 9525, while Achillion believes that the compound should be advanced. Gilead and Achillion are in discussions regarding a proposal for a restructuring of the existing license and collaboration agreement. Achillion has proposed that it continue to develop ACH-1095, while the parties would jointly continue to advance additional compounds also operating by the NS4A mechanism of action. There can be no assurance, however, that the parties will reach a definitive agreement regarding a revision to the license and collaboration agreement.

As such, we have ceased recognizing revenue related to upfront, milestone and FTE payments previously received until we can reasonably estimate our total future performance obligations. We will determine if we are able to estimate the collaboration’s remaining total performance obligations in the future following the outcome of discussions with Gilead regarding compounds to be developed. Under the proportionate performance method, periodic revenue related to upfront license and milestone payments is recognized as the percentage of actual effort expended in that period to total effort expected for all of our performance obligations under the arrangement. Additionally, under the collaboration arrangement, external costs are shared equally by both parties and payments made by us to Gilead in connection with this collaboration are recognized as a reduction of revenue. External costs incurred by Gilead exceeded external costs incurred by us, resulting in a net payable of $293,000 from us to Gilead during the quarter. Recognition of external costs incurred by Gilead exceeded amounts recognized under the proportionate performance model, resulting in negative revenue for the current quarter.

	Three Months Ended March 31,
	2009	2008	Change
	(in thousands)
Gilead collaboration revenue	$(293)	$627	(920)

Total revenue	$(293)	$627	(920)

Through the completion of our performance obligations under the collaboration with Gilead, we expect to recognize additional revenue of approximately $2.5 million, offset by any payments we are obligated to make to Gilead in satisfaction of external costs paid by Gilead under our external cost-sharing arrangement. It is possible that we will recognize negative revenue in future quarters based upon the timing of our performance under the collaboration and on the timing and magnitude of external costs borne by Gilead.

Research and Development Expenses. Research and development expenses were $4.8 million and $5.0 million for the three months ended March 31, 2009 and 2008, respectively. The decrease for the three months ended March 31, 2009 was primarily due to lower personnel and stock based compensation costs, offset by increased costs associated with ACH-1625 preclinical studies. We expect that research and development expenses during the remainder of 2009 will remain substantially unchanged. Research and development expenses for the three months ended March 31, 2009 and 2008 are comprised as follows:

	Three Months Ended March 31,
	2009	2008	Change
	(in thousands)
Personnel costs	$1,566	$1,749	$(183)
Stock based compensation	189	298	(109)
Outsourced research and supplies	1,812	1,633	179
Professional and consulting fees	474	542	(68)
Facilities costs	698	723	(25)
Travel and other costs	38	53	(15)

Total	$4,777	$4,998	$(221)

General and Administrative Expenses. General and administrative expenses were $1.6 million and $1.7 million for the three months ended March 31, 2009 and 2008, respectively. The slight decrease for the three months ended March 31, 2009 was primarily due to a decrease in accounting and audit related fees. We expect that general and administrative expenses will remain substantially unchanged for the remainder of the year. General and administrative expenses for the three months ended March 31, 2009 and 2008 are comprised as follows:

	Three Months Ended March 31,
	2009	2008	Change
	(in thousands)
Personnel costs	$552	$537	$15
Stock based compensation	297	268	29
Professional and consulting fees	333	431	(98)
Facilities costs	278	294	(16)
Travel and other costs	143	159	(16)

Total	$1,603	$1,689	$(86)

Other Income (Expense). Interest income was $92,000 and $291,000 for three months ended March 31, 2009 and 2008, respectively. The decrease was primarily due to decreased average cash balances combined with lower interest rates. Interest expense was $183,000 and $251,000 for the three months ended March 31, 2009 and 2008, respectively. The decrease was primarily due to lower debt balances in 2009.

Tax Benefit. The State of Connecticut provides companies with the opportunity to forego certain research and development tax credit carryforwards in exchange for cash. The program provides for such exchange of the research and development credits at a rate of 65% of the annual incremental and non-incremental research and development credits, as defined. The amount of tax benefit we recognized in connection with this exchange program was $40,000 and $22,000 for the three months ended March 31, 2009 and 2008, respectively. The increase from 2008 to 2009 was primarily due to a reduction to the final 2007 tax return amount during the three months ending March 31, 2008.

Liquidity and Capital Resources

Since our inception in August 1998, we have financed our operations primarily through the issuance of stock and borrowings under debt facilities, as well as through receipts from our collaboration with Gilead. Through March 31, 2009, we had received approximately $192.4 million in aggregate net proceeds from stock issuances, including convertible preferred stock, our initial public offering and our private placement, $19.1 million from Gilead under our collaboration agreement with them and approximately $22.1 million under debt facilities. As of March 31, 2009, the following debt facilities remain outstanding:

Lender	Date	Interest Rate (per annum)	Principal Amount	Maturity Date
Connecticut Innovations, Inc.	November 2000	7.50%	$1,400,000	September 2010
Webster Bank	May 2003	6.72 - 9.27	972,185	June 2006-Dec 2009
Oxford Finance Corporation	May 2006	11.56	2,500,000	April 2009
General Electric Capital Corporation	May 2006	11.56	2,500,000	April 2009
Oxford Finance Corporation	June 2007	11.58	400,000	June 2010
General Electric Capital Corporation	June 2007	11.58	400,000	June 2010
Webster Bank	December 2007	7.46	414,623	December 2010
Oxford Finance Corporation	February 2008	9.97	2,500,000	March 2011
General Electric Capital Corporation	February 2008	9.97%	$2,500,000	March 2011

The amounts reflected above represent original maturities under our debt agreements. As of March 31, 2009, our debt balance due to borrowings was $5.3 million with a weighted average interest rate of 9.87%.

We had $27.1 million and $35.4 million in cash, cash equivalents and marketable securities as of March 31, 2009 and December 31, 2008, respectively. We regularly review our investments and monitor the financial markets. The recent distress in the financial markets has not had a significant impact on our financial position. As of March 31, 2009, our cash, cash equivalents and marketable securities included high-quality financial instruments, primarily money market funds, government sponsored bond obligations and corporate debt securities which we believe are subject to limited credit risk.

Cash used in operating activities was $7.1 million for the three months ended March 31, 2009 and was primarily attributable to our $6.7 million net loss and a decrease in accounts payable primarily offset by non-cash charges related to depreciation, amortization and non-cash stock based compensation. Cash used in operating activities was $6.1 million for the three months ended March 31, 2008 and was primarily attributable to our $6.0 million net loss and decreases in deferred revenue and accrued expenses, offset by others decreases in working capital and non-cash charges related to depreciation, amortization and non-cash stock based compensation.

Cash provided by investing activities was $6.0 million for the three months ended March 31, 2009 and was primarily attributable to the maturities of marketable securities partially offset by purchases of marketable securities. Cash provided by investing activities was $4.6 million for the three months ended March 31, 2008 and was primarily attributable to the maturities of marketable securities offset by purchases of marketable securities.

Cash used in financing activities was $1.0 million for the three months ended March 31, 2009 and was primarily attributable to repayments of debt. Cash provided by financing activities was $3.9 million for the three months ended March 31, 2008 and was primarily attributable to $5.0 million in borrowing under our 2008 credit facility, offset by repayments of debt.

We expect to incur continuing and increasing losses from operations for at least the next several years as we seek to:

•	initiate clinical testing of ACH-1625;

•	determine the appropriate clinical path for ACH-1095 and continue clinical development of this compound;

•	complete the open-label extension phases of our phase II clinical trials for elvucitabine; and

•	progress additional drug candidates.

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

We believe that our existing cash and cash equivalents will be sufficient to meet our projected operating requirements for at least the twelve months following March 31, 2009. However, our funding resources and requirements may change and will depend upon numerous factors, including but not limited to:

•	the costs involved in the clinical development, manufacturing and formulation of ACH-1625;

•	the outcome of our discussions with Gilead regarding revisions to the license and collaboration agreement and the costs associated with the appropriate clinical path for ACH-1095;

•	the outcome of our strategic and development assessment of ACH-702;

•	our ability to enter into corporate collaborations and the terms and success of these collaborations;

•	the costs involved in obtaining regulatory approvals for our drug candidates;

•	the scope, prioritization and number of programs we pursue;

•	the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent and other intellectual property claims;

•	our ability to raise incremental debt or equity capital;

•	our acquisition and development of new technologies and drug candidates; and

•	competing technological and market developments currently unknown to us.

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

We have developed a contingency plan which provides for changes in our operations in the event that we are unable to secure additional funding within the next twelve months. We believe that this plan would reduce its operating expenses and believe that implementation of this contingency plan, if necessary, would permit us to conduct our operations for at least the twelve months following March 31, 2009.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Recently Issued Accounting Pronouncements

In December 2007, the EITF reached a consensus on EITF Issue No. 07-01, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property, or EITF No. 07-01. EITF No. 07-01 prescribes the accounting for collaborations. It requires certain transactions between collaborators to be recorded in the income statement on either a gross or net basis within expenses when certain characteristics exist in the collaboration relationship. EITF No. 07-01 is effective for our collaborations existing after January 1, 2009. There was no material impact to our financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which changes the accounting for business acquisitions. SFAS No. 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination, including contingent consideration; exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. SFAS No. 141R is effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances occurring after December 31, 2008. Our adoption of SFAS No. 141R did not have an impact on our financial statements but will likely have a material impact on our financial position and results of operations in the event that we enter into a business combination that falls within the scope of this pronouncement.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a–15(d) and 15d–15(d) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant losses since our inception in August 1998. As of March 31, 2009, our accumulated deficit was approximately $187 million. We have not generated any revenue from the sale of drug candidates to date. We expect that our annual operating losses will increase substantially over the next several years as we expand our research, development and commercialization efforts, including as we:

•	initiate clinical testing of ACH-1625;

•	complete discussions with Gilead regarding revisions to our license and collaboration agreement and determine the appropriate clinical path for ACH-1095;

•	complete the open-label extension phases of our phase II clinical trials for elvucitabine; and

•	progress additional drug candidates.

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

We believe that our existing cash and cash equivalents will be sufficient to support our current operating plan through at least the twelve months following March 31, 2009. Our operating plan may change as a result of many factors, including:

•	the costs involved in the clinical development, manufacturing and formulation of ACH-1625;

•	the outcome of our discussions with Gilead regarding revisions to our license and collaboration agreement and the costs associated with the appropriate clinical path for ACH-1095;

•	the outcome of our strategic and development assessment of ACH-702;

•	our ability to enter into corporate collaborations and the terms and success of these collaborations;

•	the costs involved in obtaining regulatory approvals for our drug candidates;

•	the scope, prioritization and number of programs we pursue;

•	the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent and other intellectual property claims;

•	our ability to raise incremental debt or equity capital, including any changes in the credit market that may impact our ability to obtain capital in the future;

•	our acquisition and development of new technologies and drug candidates; and

•	competing technological and market developments currently unknown to us.

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

If Gilead allows us to advance ACH-1095 on our own, we anticipate requesting a pre-IND consultation with the FDA to discuss the most appropriate clinical development path for the compound. There can be no assurance that we will gain the agency’s approval for the future clinical advancement of ACH-1095, and if we are not able to advance ACH-1095 our business may be significantly harmed. Even if successful in gaining FDA approval to advance to human clinical trials, the clinical development timelines and costs may be greater than anticipated.

We plan to enter human clinical trials for our HCV candidate ACH-1625 in 2009. Positive results in preclinical studies of a drug candidate may not be predictive of similar results in human clinical trials, and promising results from early clinical trials of a drug candidate may not be replicated in later clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in early-stage development. Accordingly, the results from the completed preclinical studies for ACH-1625 may not be predictive of the results we may obtain in later stage trials. We do not expect any of our drug candidates to be commercially available for at least several years, if at all.

We may not be successful in our currently on-going negotiations with our collaboration partner, Gilead Sciences, to advance ACH-1095. If unsuccessful, we will not be able to advance ACH-1095 into human clinical development, and the program may be terminated.

At a meeting of the joint research committee in May 2009, Gilead and Achillion arrived at different opinions on the appropriate further progression of GS 9525, also known as ACH-1095, based on their respective scientific assessments of the therapeutic index for GS 9525 from various preclinical studies. Gilead indicated that it does not intend to initiate clinical development of GS 9525, while Achillion believes that the compound should be advanced. Gilead and Achillion are in discussions regarding a proposal for a restructuring of the existing license and collaboration agreement. Achillion has proposed that it continue to develop ACH-1095, while the parties would jointly continue to advance additional compounds also operating by the NS4A mechanism of action. It has been proposed that future costs related to clinical development of ACH-1095 would be borne by Achillion, while costs associated with any additional compounds would be borne by the parties jointly. There can be no assurance that the parties will reach a definitive agreement regarding this revision to the license and collaboration agreement. Even if successful in entering a definitive revision to the agreement, the terms may not be favorable to us and there can be no assurance that ACH-1095 will demonstrate efficacy, safety and tolerability in human clinical trials. In addition, there can be no assurance that we will be able to identify or progress additional candidates that operate by the NS4A mechanism of action.

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

Following preclinical studies, we completed a pre-IND consultation with the FDA on the most appropriate clinical development program for ACH-702. While the FDA provided guidance on an appropriate path toward regulatory approval for topical administration for ACH-702, the Division of Anti-Infective and Ophthalmology Products referred our request for additional guidance on systemic administration of ACH-702 to the DSTPP. We continue to assess our strategic and development options for ACH-702 for topical administration and other potential applications including use in medical biofilms, use in opthalmic infections and for use against tuberculosis. At this time, we do not anticipate moving into clinical development of ACH-702 until we complete our strategic assessment, and even then, we may not invest significantly in the future development of this compound without a collaboration partner. Even if we elect to seek a collaboration partner, we may be unable to find an appropriate collaboration partner to advance the program.

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

We are engaged in segments of the pharmaceutical industry that are highly competitive and rapidly changing. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations are pursuing the development of novel drugs that target infectious diseases. We face, and expect to continue to face, intense and increasing competition as new products enter the market and advanced technologies become available. In addition to currently approved drugs, there are a significant number of drugs that are currently under development and may become available in the future for the treatment of chronic hepatitis C, serious hospital-based bacterial infections and HIV infection. We would expect ACH-1095, ACH-1625, ACH-702 and elvucitabine to compete with the following approved drugs and drug candidates currently under development:

•

ACH-1095 and ACH-1625. If approved, our NS4A antagonist, ACH-1095, and our protease inhibitor, ACH-1625, would compete with drugs currently approved for the treatment of hepatitis C, the interferon-alpha based products from Roche (Pegasys and Roferon-A) or Schering-Plough (Intron-A or Peg-Intron) and the ribavirin based products from Schering- Plough (Rebetrol), Roche (Copegus) or generic versions sold by various companies. In addition, our HCV compounds may compete with the interferon and ribavirin based drugs currently in development such as Valeant’s ribavirin analog (Viramidine) and Human Genome Sciences’ Albuferon. Other products are also under development for the treatment of hepatitis C by companies such as Abbott, Anadys, Boehringer Ingelheim, Bristol-Myers Squibb, Gilead, GlaxoSmithKline, Human Genome Sciences, Intermune, Johnson & Johnson, Medivir, Merck, Novartis, Pfizer, Pharmasset, Roche, Schering-Plough, Valeant and Vertex.

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

As of April 1, 2009, our directors, executive officers and current holders of more than 5% of our outstanding common stock, together with their affiliates and related persons, beneficially own, in the aggregate, approximately 86% of our outstanding common stock. As a result, these stockholders, if acting together, have the ability to determine the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets and other extraordinary transactions. The interests of this group of stockholders may not always coincide with our corporate interests or the interest of other stockholders, and they may act in a manner with which you may not agree or that may not be in the best interests of other stockholders. This concentration of ownership may have the effect of:

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

The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future. During the period from January 1, 2007 to March 31, 2009, our closing stock price has ranged from a low of $0.68 to a high of $19.61. Market prices for securities of early stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the results of preclinical studies and planned clinical trials of ACH-1625;

•	the outcome of the Company’s discussions with Gilead regarding the future of its collaboration and the determination of the appropriate clinical path for ACH-1095;

•	the results of our currently on-going phase II trial extensions for elvucitabine;

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

At March 31, 2009, we had $9.0 million in cash and cash equivalents and $18.1 million in marketable securities consisting of U.S. government and agency securities and FDIC guaranteed commercial paper held by a major banking institution.

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

If Gilead or another, future collaborative partner does not devote sufficient time and resources to collaboration arrangements with us, we may not realize the potential commercial benefits of the arrangement, and our results of operations may be adversely affected. For example, in May 2009, Gilead notified us that they do not intend to initiate clinical development of GS-9525 and if we are unable to pursue the development of ACH-1095 on our own, our business may be significantly harmed. In addition, if any existing or future collaboration partner were to breach or terminate its arrangements with us, the development and commercialization of the affected drug candidate could be delayed, curtailed or terminated because we may not have sufficient financial resources or capabilities to continue development and commercialization of the drug candidate on our own. Under our collaboration agreement with Gilead, Gilead may terminate the collaboration for any reason at any time upon 120 days notice. If Gilead were to exercise this right, the development and commercialization of our HCV compounds would be adversely affected.

In addition, under our current collaboration arrangement research and development activities prior to proof-of-concept are overseen by a research committee comprised of equal numbers of our representatives and representatives from Gilead. The joint research committee assigns research and development tasks, agrees upon a budget for the research program, and shares equally in the related costs. The parties may agree at any time to increase or decrease the research budget. Prior to proof-of-concept, any disputes within the joint research committee that cannot be resolved between designated executives of each party will be resolved by Gilead. Future collaboration arrangements may be differently structured.

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

In addition, a collaborator may decide to pursue a competitive drug candidate developed outside of the collaboration. In particular, Gilead, our collaborator for our chronic hepatitis C program, currently is developing other products for the treatment of chronic hepatitis C, and the results of its development efforts could affect its commitment to our drug candidate. For example, Gilead has informed us that they do not intend to develop GS 9525 and we are currently in discussions with Gilead for a revision to the license and collaboration agreement. Achillion has proposed that it continue to develop ACH-1095, while the parties would jointly continue to advance additional compounds also operating by the NS4A mechanism of action. It has been proposed that future costs related to clinical development of ACH-1095 would be borne by Achillion, while costs associated with any additional compounds would be borne by the parties jointly. If Gilead pursues the development of a backup compound or another product for chronic hepatitis C, its development efforts could affect our ability to pursue ACH-1095. If a collaboration partner fails to develop or effectively commercialize drug candidates or drugs for any of these reasons, we may not be able to replace the collaboration partner with another partner to develop and commercialize a drug candidate or drugs under the terms of the collaboration. We may also be unable to obtain, on terms acceptable to us, a license from such collaboration partner to any of its intellectual property that may be necessary or useful for us to continue to develop and commercialize a drug candidate.

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

We, and a number of other companies in the pharmaceutical and biotechnology industries, have suffered significant setbacks in later stage clinical trials even after achieving promising results in early-stage development. For example, in February 2007, we announced that we discontinued further clinical development of ACH-806 (also known as GS 9132) which was determined to have positive antiviral effect in a proof-of-concept clinical trial in HCV infected patients, but also to elevate serum creatinine levels, a marker of kidney function. There can be no assurance that we have identified the source of the serum creatinine elevation and that we will not see a similar outcome in human clinical trials with that program’s successor compound, ACH-1095 (also known as GS 9525) or that observations in preclinical studies of ACH-1095 in one species may not limit or even preclude its clinical use. Accordingly, there can be no assurance that this, or another type of toxicity, will not arise in future clinical trials.

Additionally, the results from the completed preclinical studies and clinical trials and ongoing clinical trials for elvucitabine, ACH-702, ACH-1625 and our other drug candidates may not be predictive of the results we may obtain in later stage trials. In addition, we have not yet made a final determination regarding the most appropriate therapeutic application or clinical development plan for ACH-702. We continue to assess our strategic and development options for ACH-702 for topical administration and other potential applications including use in medical biofilms, use in ophthalmic infections and for use against tuberculosis. At this time, we do not anticipate moving into clinical development of ACH-702 until we complete this strategic assessment, and even then, we may not invest significantly in the future development of this compound without a collaboration partner. We do not expect any of our drug candidates to be commercially available for several years.

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

As of March 31, 2009, our patent portfolio included a total of 230 patents and patent applications worldwide. We own or hold exclusive licenses to a total of 13 U.S. issued patents and 27 U.S. pending provisional and non-provisional patent applications, as well as 190 pending PCT applications and associated non-US patents and patent applications. Our success depends in part on our ability to obtain patent protection both in the United States and in other countries for our drug candidates. Our ability to protect our drug candidates from unauthorized or infringing use by third parties depends in substantial part on our ability to obtain and maintain valid and enforceable patents. Due to evolving legal standards relating to the patentability, validity and enforceability of patents covering pharmaceutical inventions and the scope of claims made under these patents, our ability to maintain, obtain and enforce patents is uncertain and involves complex legal and factual questions. Accordingly, rights under any issued patents may not provide us with sufficient protection for our drug candidates or provide sufficient protection to afford us a commercial advantage against competitive products or processes. In addition, we cannot guarantee that any patents will issue from any pending or future patent applications owned by or licensed to us. Even if patents have issued or will issue, we cannot guarantee that the claims of these patents are or will be valid or enforceable or will provide us with any significant protection against competitive products or otherwise be commercially valuable to us. Patent applications in the United States are maintained in confidence for up to 18 months after their filing. In some cases, however, patent applications remain confidential in the U.S. Patent and Trademark Office, which we refer to as the U.S. Patent Office, for the entire time prior to issuance as a U.S. patent. Similarly, publication of discoveries in the scientific or patent literature often lag behind actual discoveries. Consequently, we cannot be certain that we or our licensors or co-owners were the first to invent, or the first to file patent applications on, our drug candidates or their use as anti-infective drugs. In the event that a third party has also filed a U.S. patent application relating to our drug candidates or a similar invention, we may have to participate in interference proceedings declared by the U.S. Patent Office to determine priority of invention in the United States. The costs of these proceedings could be substantial and it is possible that our efforts would be unsuccessful, resulting in a loss of our U.S. patent position. Furthermore, we may not have identified all U.S. and foreign patents or published applications that affect our business either by blocking our ability to commercialize our drugs or by covering similar technologies that affect our drug market.

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

ACHILLION PHARMACEUTICALS, INC.

Date: May 15, 2009	/s/ Michael D. Kishbauch
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2009	/s/ Mary Kay Fenton
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit
31.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.