Form 10-Q
period 2009-06-30
ACHILLION PHARMACEUTICALS INC
filed 2009-08-03
CIK 1070336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of July 29, 2009, the registrant had 26,653,445 shares of Common Stock, $0.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Achillion Pharmaceuticals, Inc.

Balance Sheets

(in thousands, except per share amounts)

(Unaudited)

	June 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$9,386	$11,060
Marketable securities	11,184	24,297
Prepaid expenses and other current assets	1,097	1,181

Total current assets	21,667	36,538
Fixed assets, net	1,429	1,770
Deferred financing costs	75	100
Restricted cash	153	153

Total assets	$23,324	$38,561

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,307	$2,544
Accrued expenses	2,005	2,260
Deferred revenue	—	1,128
Current portion of long-term debt	4,389	6,247

Total current liabilities	7,701	12,179
Deferred revenue	2,489	1,361

Total liabilities	10,190	13,540

Commitments and contingencies
Stockholders’ Equity:
Common Stock, $.001 par value; 100,000 shares authorized: 26,462 and 26,399 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	26	26
Additional paid-in capital	205,892	204,861
Accumulated deficit	(192,796)	(179,981)
Accumulated other comprehensive income	12	115

Total stockholders’ equity	13,134	25,021

Total liabilities and stockholders’ equity	$23,324	$38,561

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Revenue	$(7)	$398	$(300)	$1,025

Operating expenses
Research and development	4,429	5,483	9,206	10,481
General and administrative	1,598	1,608	3,201	3,296

Total operating expenses	6,027	7,091	12,407	13,777

Loss from operations	(6,034)	(6,693)	(12,707)	(12,752)
Other income (expense)
Interest income	57	162	149	453
Interest expense	(144)	(308)	(327)	(559)

Net loss before tax benefits	(6,121)	(6,839)	(12,885)	(12,858)
Tax benefit	30	50	70	72

Net loss	(6,091)	(6,789)	(12,815)	(12,786)

Basic and diluted net loss per share (Note 3)	$(0.23)	$(0.43)	$(0.48)	$(0.82)

Weighted average shares used in computing basic and diluted net loss per share	26,419	15,646	26,409	15,642

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities
Net loss	$(12,815)	$(12,786)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	410	419
Noncash stock-based compensation	976	1,092
Noncash interest expense	45	75
Amortization of premium (discount) on marketable securities	100	(284)
Changes in operating assets and liabilities:
Accounts receivable	—	(233)
Prepaid expenses and other current assets	84	1,105
Accounts payable	(1,237)	(418)
Accrued expenses	(255)	2
Deferred revenue	—	(856)

Net cash used in operating activities	(12,692)	(11,884)

Cash flows from investing activities
Purchase of property and equipment	(42)	(12)
Purchase of available for sale marketable securities	(5,680)	(11,613)
Maturities of marketable securities	18,590	22,764

Net cash provided by investing activities	12,868	11,139

Cash flows from financing activities
Proceeds from exercise of stock options	—	13
Proceeds from sale of common stock under the Employee Stock Purchase Plan	55	40
Borrowings under notes payable	—	5,000
Repayments of notes payable	(1,905)	(2,421)
Payment of deferred financing costs	—	(100)

Net cash provided by (used in) financing activities	(1,850)	2,532

Net increase (decrease) in cash and cash equivalents	(1,674)	1,787
Cash and cash equivalents, beginning of period	11,060	8,971

Cash and cash equivalents, end of period	$9,386	$10,758

Supplemental disclosure of cash flow information
Cash paid for interest	$274	$442
Cash received from tax credits	$—	$1,008
Supplemental disclosure of noncash financing activities
Issuance of warrants in connection with debt financing	$—	$155

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

The Company incurred losses of $178,934 from inception through June 30, 2009 and had an accumulated deficit of $192,796 through June 30, 2009. The Company has funded its operations primarily through the sale of equity securities, borrowings from debt facilities and the receipt of milestone and cost-sharing receipts from its collaboration partner, Gilead Sciences, Inc. (“Gilead”).

On July 1, 2009, the Company entered into a Standby Equity Distribution Agreement (the “SEDA”) with YA Global Master SPV Ltd. (“YA Global”) pursuant to which the Company may, at its sole and exclusive option, periodically sell to YA Global shares of its common stock, $0.001 par value per share for total proceeds of up to $15,000. Each advance under the SEDA shall not be more than $300. Advance notices may be given to YA Global once every five trading days. For each share of common stock purchased pursuant to an advance under the SEDA, YA Global will pay to the Company ninety-five percent of the lowest volume weighted average price of the common stock on the NASDAQ Global Market during the five consecutive trading days following delivery by the Company of an advance notice. Under the SEDA, the Company cannot begin to take advances until such time as it files with the Securities and Exchange Commission (“SEC”) a registration statement which registers the resale of the shares of common stock to be issued to YA Global, and such registration statement is declared effective by the SEC. Additionally, any advance under the SEDA which causes YA Global to own more than 9.99% of the Company’s common stock will be automatically withdrawn. The Company is not obligated to utilize any of the $15,000 available under the SEDA and there are no minimum commitments or minimum use penalties.

On July 29, 2009, the Company implemented a restructuring plan that reduced employee headcount by approximately 25% to approximately 40. The restructuring plan was implemented following a recently performed strategic assessment of the Company’s portfolio of therapeutic compounds. During the assessment, the Company’s management and board of directors determined that the Company would focus its discovery and development efforts on its HCV therapeutics. Based on this strategic assessment, the Company prioritized certain projects and assessed the staffing levels required to accomplish its revised goals, resulting in a reduction of staff.

The Company believes that its existing cash and cash equivalents, as potentially augmented by the SEDA, will be sufficient to support its current operating plan through June 30, 2010. However, the Company’s operating plan may change as a result of many factors, including:

•	the costs involved in the clinical development, manufacturing and formulation of ACH-1625;

•

the outcome of the Company’s discussions with Gilead regarding revisions to the license and collaboration agreement between the parties and the costs associated with the appropriate clinical path for ACH-1095;

•	the potential therapeutic uses for ACH-702 that the Company may pursue as it completes its strategic and development assessment of this compound;

•	the Company’s ability to enter into corporate collaborations and the terms and success of these collaborations;

•	the Company’s ability to have declared effective by the SEC a registration statement which registers the resale of the shares of common stock to be issued under the SEDA; and

•	the Company’s ability to raise incremental debt or equity capital, including any changes in the credit market that may impact its ability to obtain capital in the future.

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

2. Basis of Presentation

The accompanying unaudited financial statements of the Company should be read in conjunction with the audited financial statements and notes as of and for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2009. The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information, in accordance with the instructions to Form 10-Q and the guidance in Article 10 of Regulation S-X. Accordingly, since they are interim financial statements, the accompanying financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. The accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year. In accordance with the recently issued Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events, or SFAS No. 165, the Company evaluated subsequent events after the balance sheet date of June 30, 2009 through August 3, 2009.

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

3. Earnings (Loss) Per Share (“EPS”)

Basic EPS is calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, or SFAS No. 128, by dividing net income or loss attributable to common stockholders by the weighted average common stock outstanding. Diluted EPS is calculated in accordance with SFAS No. 128 by adjusting weighted average common shares outstanding for the dilutive effect of common stock options and warrants. In periods in which a net loss is recorded, no effect is given to potentially dilutive securities, since the effect would be antidilutive. Securities that could potentially dilute basic EPS in the future were not included in the computation of diluted EPS because to do so would have been antidilutive. Potentially dilutive securities were as follows for the three and six months ended June 30, 2009 and 2008 (prior to consideration of the treasury stock method):

	Three and Six Months Ended June 30,
	2009	2008
Options	2,713	1,834
Warrants	6,711	354

Total potentially dilutive securities outstanding	9,424	2,188

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

At a meeting of the joint research committee in May 2009, the Company and Gilead arrived at different opinions on the appropriate further progression of ACH-1095, also known as GS 9525, based on respective scientific assessments of the therapeutic index for ACH-1095 from various preclinical studies. Gilead indicated that it does not intend to initiate clinical development of ACH-1095, while the Company believes that the compound should be advanced. Gilead and the Company are currently in discussions regarding a proposal for a restructuring of the Gilead Arrangement which may allow the Company to develop ACH-1095, while the parties would jointly continue to advance additional compounds also operating by the NS4A mechanism of action. It has been proposed that future costs related to clinical development of ACH-1095 would be borne by the Company, while costs associated with any additional compounds would be borne by the parties jointly. There can be no assurance, however, that the parties will reach a definitive agreement regarding this revision to the license and collaboration agreement. If the Company is unable to reach agreement with Gilead, it will not have the right to advance ACH-1095 independently.

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

During the three months ended June 30, 2009 and 2008, the Company recognized revenue of $(7) and $398, respectively, under the Gilead Arrangement, of which $0 and $404, respectively, related to the recognition of the non-refundable upfront fee, a pre-proof-of-concept milestone and FTE reimbursements recognized under the proportionate performance model. As result of the May 2009 announcement, the Company did not recognize any amortization of this deferred revenue during the three months ended June 30, 2009, as it currently is unable to accurately estimate its total performance obligations under the collaboration. The Company will determine if it is able to estimate its remaining total performance obligations in the future following the outcome of discussions with Gilead regarding compounds to be developed. The remaining $(7) and $(6) recognized during the three months ended June 30, 2009 and 2008 related to external costs billed by the Company to Gilead, net of Gilead billings to the Company of $66 and $298 for the three months ended June 30, 2009 and 2008, respectively. Payments to Gilead under this collaboration are recognized as a reduction in revenue. Recognition of external costs incurred by Gilead exceeded amounts recognized under the proportionate performance model, resulting in negative revenue for the three months ended June 30, 2009.

During the six months ended June 30, 2009 and 2008, the Company recognized revenue of $(300) and $1,025, respectively, under the Gilead Arrangement, of which $0 and $856, respectively, related to the recognition of the non-refundable upfront fee, a pre-proof-of-concept milestone and FTE reimbursements recognized under the proportionate performance model. As result of the May 2009 announcement, the Company did not recognize any amortization of this deferred revenue during the six months ended June 30, 2009, as it currently is unable to accurately estimate its total performance obligations under the collaboration. The Company will determine if it is able to estimate its remaining total performance obligations in the future following the outcome of discussions with Gilead regarding compounds to be developed. The remaining $(300) and $169 recognized during the six months ended June 30, 2009 and 2008, related to external costs billed by the Company to Gilead, net of Gilead billings to the Company of $428 and $324 for the six months ended June 30, 2009 and 2008, respectively. Payments to Gilead under this collaboration are recognized as a reduction in revenue. Recognition of external costs incurred by Gilead exceeded amounts recognized under the proportionate performance model, resulting in negative revenue for the six months ended June 30, 2009.

Included in the accompanying balance sheets as of June 30, 2009 and December 31, 2008 are $7 and $260, respectively, of accrued net payments to Gilead resulting from this collaboration agreement, and $2,489 and $2,489, respectively, of deferred revenue resulting from the up-front fee, a milestone payment and FTE costs.

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

Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; or

Level 3: Unobservable inputs.

The fair value of the Company’s securities of $11,184 as of June 30, 2009 is valued based on level 2 inputs as defined in SFAS No. 157. The Company classifies its entire investment portfolio as available for sale as defined in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. As of June 30, 2009 and December 31, 2008, the Company’s investment portfolio consisted of U.S. government and agency securities and government sponsored bond obligations and corporate debt securities held by a major banking institution. The maturities of all marketable securities held at June 30, 2009 and December 31, 2008 are less than one year. Securities are carried at fair value with the unrealized gains (losses) reported as a separate component of stockholders’ equity.

The unrealized gain from marketable securities was $12 and $115 at June 30, 2009 and December 31, 2008, respectively.

As of June 30, 2009 and December 31, 2008, none of the Company’s investments were determined to be other than temporarily impaired.

6. Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2009	December 31, 2008
Accrued compensation	$870	$472
Accrued research and development expenses	618	1,233
Accrued professional fees	324	355
Other accrued expenses	193	200

Total	$2,005	$2,260

Accrued research and development expenses are comprised of amounts owed to third-party contract research organizations or “CROs”, clinical investigators, laboratories and data managers for research and development work performed on behalf of the Company.

7. Debt

Debt consists of the following:

	June 30, 2009	December 31, 2008
CII Term Loan, payable in monthly installments of $13 through September 2010 with a final balloon payment of $686, with interest at 7.5% per annum	$798	$844
2003 Credit Facility, payable in monthly installments as the individual notes mature through December 2010, with interest ranging from 7.75% to 9.06% per annum	257	394
2008 Credit Facility, payable in monthly installments as notes mature through March 2011, with interest of 9.97% to 11.58% per annum	3,334	5,009

Total long-term debt	4,389	6,247
Less: current portion	(4,389)	(6,247)

Total long-term debt, net of current portion	$—	$—

Each of the Company’s debt agreements contains certain subjective acceleration clauses, such that upon the occurrence of a material adverse change in the financial condition, business or operations of the Company in the view of the lenders (“Material Adverse Change”), amounts outstanding under the agreement may become immediately due and payable. As stated in Note 1, the Company will need additional financing to fund operations which the Company will seek to raise through public or private equity or debt financings, collaborative or other arrangements with third parties or through other sources of financing. There can be no assurance that such funding will be available on terms favorable to the Company, if at all. As such funding cannot be assured, the Company’s debt balances have been classified as short term at June 30, 2009. The Company has no indication that it is in default of any such clauses, and none of the Company’s lenders have accelerated scheduled loan payments as a result of these provisions.

8. Stock-Based Compensation

The Company’s 2006 Stock Incentive Plan, or the 2006 Plan, is administered by the Company’s Board of Directors and provides for the grant of incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights and other stock-based awards. The Company’s officers, employees, consultants, advisors and directors are eligible to receive awards under the 2006 Plan; however, incentive stock options may only be granted to employees. Options granted are exercisable for a period determined by the Company, but in no event longer than ten years from the date of the grant. Options generally vest ratably over four years. There were 637 shares available to be granted under the 2006 Plan as of June 30, 2009.

A summary of the status of the Company’s stock option activity for the six months ended June 30, 2009 is presented in the table and narrative below:

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2009	2,596	$4.45
Granted	125	0.92
Exercised	—	—
Cancelled/Forfeited	(8)	4.85

Outstanding at June 30, 2009	2,713	$4.29

	Options	Weighted Average Exercise Price
Options exercisable at June 30, 2009	1,305	$5.23

Weighted-average fair value of options granted during the period		$0.63

The Company utilizes the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of assumptions which determine the fair value of the stock-based awards. The assumptions used to value options granted are as follows:

	For the Six Months Ended
	June 30, 2009	June 30, 2008
Expected term of option	6.1 years	6.1 years
Expected volatility	79%	64%
Risk free interest rate	1.97%	2.67 – 3.48%
Expected dividend yield	0%	0%

Total compensation expense recorded in the accompanying statements of operations associated with option grants made to employees for the three months ended June 30, 2009 and 2008 was $477 and $525, respectively. Total compensation expense recorded in the accompanying statements of operations associated with option grants made to employees for the six months ended June 30, 2009 and 2008 was $950 and $1,058, respectively. The Company recorded no tax benefit related to these options since the Company currently maintains a full valuation allowance on its deferred tax assets.

As of June 30, 2009, the intrinsic value of the options outstanding was $506, of which $20 related to vested options and $486 related to unvested options. The intrinsic value of stock options is calculated based on the difference between the exercise prices of the underlying awards and the quoted stock price of the Company’s common stock as of the reporting date.

As of June 30, 2009, the total compensation cost related to unvested options not yet recognized in the financial statements is approximately $2,909 net of estimated forfeitures, and the weighted average period over which this amount is expected to be recognized is 1.15 years.

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

Details relating to unrealized gains and losses and other comprehensive loss are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Net loss	$(6,091)	$(6,789)	$(12,815)	$(12,786)
Change in unrealized gain (loss) on marketable securities	(36)	(73)	(103)	(47)

Total comprehensive loss	$(6,127)	$(6,862)	$(12,918)	$(12,833)

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

11. Subsequent Events

On July 1, 2009, the Company entered into a SEDA with YA Global Master SPV Ltd. pursuant to which the Company may, at its sole and exclusive option, periodically sell to YA Global shares of its common stock, $0.001 par value per share for total proceeds of up to $15,000. Each advance under the SEDA shall not be more than $300. Advance notices may be given to YA Global once every five trading days. For each share of common stock purchased pursuant to an advance under the SEDA, YA Global will pay to the Company ninety-five percent of the lowest volume weighted average price of the common stock on the NASDAQ Global Market during the five consecutive trading days following delivery by the Company of an advance notice. Under the SEDA, the Company cannot begin to take advances until such time as it files with the SEC a registration statement which registers the resale of the shares of common stock to be issued to YA Global, and such registration statement is declared effective by the SEC. Additionally, any advance under the SEDA which causes YA Global to own more than 9.99% of the Company’s common stock will be automatically withdrawn. The Company is not obligated to utilize any of the $15,000 available under the SEDA and there are no minimum commitments or minimum use penalties. The Company issued YA Global 191,302 shares of its common stock as a commitment fee in connection with the transaction. The Company also paid a due diligence and structuring fee of $25.

On July 29, 2009, the Company implemented a restructuring plan that reduced employee headcount by approximately 25% to approximately 40. The restructuring plan was implemented following a recently performed strategic assessment of the Company’s portfolio of therapeutic compounds. During the assessment, the Company’s management and board of directors determined that the Company would focus its discovery and development efforts on its HCV therapeutics. Based on this strategic assessment, the Company prioritized certain projects and assessed the staffing levels required to accomplish its revised goals, resulting in a reduction of staff. In connection with this reduction, the Company offered individuals whose employment was terminated a severance package that includes severance pay, continuation of benefits and outplacement services. The Company estimates that severance costs will be approximately $310.

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

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of innovative treatments for infectious diseases. Within the anti-infective market, we are currently concentrating on the development of antivirals for the treatment of chronic hepatitis C and the development of antibacterials for the treatment of resistant bacterial infections. We are currently focusing our efforts on ACH-1625, a protease inhibitor for the treatment of chronic hepatitis C currently in phase I clinical testing, and ACH-1095, a NS4A antagonist also for the treatment of chronic hepatitis C, which has been developed in collaboration with Gilead Sciences, Inc., or Gilead, and is currently in late stage preclinical testing. We are currently in discussions with Gilead to restructure our existing license and collaboration agreement so that we might continue to develop ACH-1095. In addition, we have established a pipeline of certain other product candidates for which we are currently seeking appropriate collaborative partners, but to which we are not devoting significant resources at this time. These product candidates include ACH-702 for the treatment of serious bacterial infections and elvucitabine for the treatment of HIV infection.

We have devoted and are continuing to devote substantially all of our efforts toward product research and development. We have incurred losses of $179 million from inception through June 30, 2009 and had an accumulated deficit of $193 million through June 30, 2009. Our net losses were $12.8 million and $12.8 million for the six months ended June 30, 2009 and 2008, respectively. We have funded our operations primarily through:

•	proceeds of $192.4 million from the sale of equity securities, including our initial public offering in October 2006 and a private placement of our common stock in August 2008;

•	borrowings of $22.1 million from debt facilities; and

•	receipts of $10.0 million from up-front and milestone payments, as well as $9.1 million in cost-sharing receipts, from our collaboration partner, Gilead.

We expect to incur substantial and increasing losses for at least the next several years as we seek to:

•	continue clinical testing of ACH-1625;

•	determine the appropriate clinical path for ACH-1095 and continue clinical development of this compound; and

•	progress additional HCV drug candidates.

In July 2009, we entered into a Standby Equity Distribution Agreement (the “SEDA”) with YA Global Master SPV Ltd. (“YA Global”) pursuant to which we may, at our option, periodically sell YA Global shares of our common stock for a total purchase price of up to $15.0 million. For each share of common stock purchased under the SEDA, YA Global will pay us ninety-five percent of the lowest volume weighted average price of the common stock on the NASDAQ Global Market during the five consecutive trading days following our advance notice.

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

Financial Operations Overview

Revenue

To date, we have not generated revenue from the sale of any drugs. The majority of our revenue recognized to date has been derived from our collaboration with Gilead to develop compounds for use in treating chronic hepatitis C. During the six months ended June 30, 2009 and 2008 we recognized $(300,000) and $1.0 million, respectively, under this collaboration agreement.

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

We did not recognize any amortization of deferred revenue during the six months ended June 30, 2009, as we are currently unable to accurately estimate our total performance obligations under the collaboration. We will determine if we are able to estimate our remaining future performance obligations following the outcome of discussions with Gilead.

Effective April 1, 2007, each party provides for the costs of their own full-time equivalents. External research costs continue to be shared equally by both parties. Through March 31, 2007, research and development expenses under our collaboration with Gilead, including internal full-time equivalent costs and external research costs, incurred by both companies prior to proof-of-concept, were borne equally by both parties. As we were providing the majority of those services and were incurring the majority of those expenses, we were the net recipient of funds under this cost-sharing portion of the arrangement and therefore recognized the reimbursed costs as revenue rather than research expense. For the quarter ended June 30, 2009, Gilead incurred a greater amount of external costs; therefore, we were the net payor of funds to Gilead under this portion of the arrangement.

Research and Development

Our research and development expenses reflect costs incurred for our proprietary research and development projects as well as costs for research and development projects conducted as part of collaborative arrangements. These costs consist primarily of salaries and benefits for our research and development personnel, costs of services by clinical research organizations, other outsourced research, materials used during research and development activities, facility-related costs such as rent and utilities associated with our laboratory and clinical development space and operating supplies. We expect that research and development expenses will decrease somewhat during the remainder of the year, as a result of our strategic prioritization of our pipeline.

We have established our current drug candidate pipeline primarily through our internal discovery capabilities except for elvucitabine, which we in-license. Through both these efforts we have identified and are developing the following drug candidates and programs:

•

ACH-1625, a Protease Inhibitor for Chronic Hepatitis C Infection. We are evaluating ACH-1625, a protease inhibitor for the treatment of chronic hepatitis C, in a phase I/Ib clinical trial to assess the compound’s safety, tolerability, pharmacokinetic properties and efficacy in healthy volunteers and HCV-infected subjects. ACH-1625 has demonstrated strong potency and a good safety profile in preclinical studies.

•

ACH-1095, a NS4A Antagonist for Chronic Hepatitis C Infection. We are evaluating ACH-1095 for the treatment of chronic hepatitis C. In preclinical and clinical studies, NS4A antagonists studied demonstrate potent inhibition of the replication of HCV, the virus that causes hepatitis C, by targeting a non-structural, or NS, viral protein called 4A. We believe these NS4A antagonists may offer several potential advantages compared to currently available treatments, including greater potency, a novel mechanism of action, lack of cross resistance and the potential for oral administration. We believe these compounds could be used in combination with the current standard of care, or with other therapies in development, to significantly improve treatment outcomes. Since November 2004, we have collaborated with Gilead under an exclusive license and collaboration agreement for the research, development and commercialization of compounds operating by this mechanism of action. Our first drug candidate under this program, ACH-806 (also known as GS 9132), demonstrated positive antiviral effect in a proof-of-concept clinical trial in HCV infected patients, but also elevated serum creatinine levels, a marker of kidney function. As a result, we discontinued further clinical development of ACH-806 in favor of a next-generation back-up compound, ACH-1095, also known as GS 9525, which is currently in late-stage preclinical studies. At a meeting of the joint research committee in May 2009, we and Gilead arrived at different opinions on the appropriate further progression of this compound based on our respective scientific assessments of the compound’s therapeutic index from various preclinical studies. Gilead indicated that it does not intend to initiate clinical development of GS 9525, while we believe that the compound should be advanced. We are in discussions with Gilead regarding a proposal for a restructuring of the existing license and collaboration agreement. We have proposed that we continue to develop ACH-1095, while the parties jointly continue to advance additional compounds also operating by the NS4A mechanism of action. If Gilead agrees that we may advance ACH-1095 independently, we anticipate requesting a pre-IND consultation with the FDA to discuss the most appropriate clinical development path for the compound.

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

	Six Months Ended June 30,
	2009	2008
	(in thousands)
Clinical candidate direct external costs:
ACH-1625	$2,388	$740
NS4A antagonists (including ACH-1095 and ACH-806)	162	539
ACH-702	15	138
Elvucitabine	758	1,966

	3,323	3,383
Direct internal personnel costs	3,383	3,891

Sub-total direct costs	6,706	7,274
Indirect costs and overhead	2,500	3,207

Total research and development	$9,206	$10,481

We are currently completing a phase I/Ib clinical trial of ACH-1625 and are completing the open-label extension phases of two phase II clinical trials for elvucitabine. We are in discussions with Gilead regarding the future of our collaboration and the appropriate clinical path for ACH-1095. From inception through June 30, 2009, we incurred approximately $16.8 million for ACH-1625, approximately $30.0 million in total costs for our NS4A antagonist program, including both ACH-1095 and ACH-806, approximately $20.2 million in total costs for ACH-702 and approximately $50.4 million in total costs for elvucitabine. These figures include our internal research and development personnel costs and related facilities overhead.

We estimate that the future expenses associated with early clinical development through proof of concept of ACH-1625, our HCV protease inhibitor, will be approximately $3.0 million, exclusive of internal personnel costs. We estimate that the future expense associated with early clinical development through proof-of-concept of ACH-1095 will be approximately $3.0 million, exclusive of internal personnel costs. Following the May 2009 meeting of the joint research committee, we have proposed a revision to our license and collaboration agreement with Gilead which may allow us to bear all future costs related to clinical development of ACH-1095, while costs associated with any additional compounds would be jointly borne by the both parties. There can be no assurance, however, that the parties will reach a definitive agreement regarding this revision to the agreement. If we are unsuccessful in coming to an agreement with Gilead, we will not have the right to advance ACH-1095 independently.

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

At a meeting of the joint research committee in May 2009, we and Gilead arrived at different opinions on the appropriate further progression of ACH-1095, also known as GS 9525, based on respective scientific assessments of the therapeutic index from various preclinical studies. Gilead indicated that it does not intend to initiate clinical development of GS 9525, while we believe that the compound should be advanced. We and Gilead are in discussions regarding a proposal for a restructuring of the existing license and collaboration agreement which may allow us to develop ACH-1095, while the parties would jointly continue to advance additional compounds also operating by the NS4A mechanism of action. It has been proposed that future costs related to clinical development of ACH-1095 would be borne by us, while costs associated with any additional compounds would be borne by the parties jointly. There can be no assurance, however, that we will reach a definitive agreement regarding this revision to the license and collaboration agreement. As a result of the ongoing discussions regarding a revision to the license and collaboration agreement, for the six months ended June 30, 2009, we did not recognize any revenue related to the amortization of the upfront, milestone and FTE fees previously received under the collaboration as we are currently unable to estimate our remaining performance obligations under the collaboration. We will determine if we are able to estimate our remaining total performance obligations in the future following the outcome of discussions with Gilead regarding compounds to be developed.

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

Reimbursement of costs is recognized as revenue provided the provisions of EITF Issue No. 99-19, Reporting Revenue Gross as Principal Versus Net as an Agent, are met, the amounts are determinable and collection of the related receivable is reasonably assured. Amounts owed to Gilead for external costs are treated as contra revenue in accordance with EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).

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

We primarily grant qualified stock options for a fixed number of shares to employees with an exercise price equal to the market value of the shares at the date of grant. To the extent that the amount of the aggregate fair market value of qualified stock options that become exercisable for an individual exceeds $100,000 during any tax year, those stock options are treated as non qualified stock options. Under the fair value recognition provisions of SFAS No. 123R, stock-based compensation cost is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized during the six months ended June 30, 2009 and 2008 includes compensation expense for stock-based awards granted prior to, but not yet vested as of December 31, 2005, based on the fair value on the grant date estimated in accordance with the pro forma provisions of SFAS No. 123. Compensation expense also includes amounts related to the stock-based awards granted subsequent to December 31, 2005, based on the fair value on the grant date, estimated in accordance with the provisions of SFAS No. 123R.

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

We do not have any unrecognized tax benefits as of June 30, 2009. We review all tax positions to ensure the tax treatment selected is sustainable based on its technical merits and that the position would be sustained if challenged.

Results of Operations

Results of operations may vary from period to period depending on numerous factors, including the timing of payments received under existing or future strategic alliances, joint ventures or financings, if any, the progress of our research and development projects, technological advances and determinations as to the commercial potential of proposed products.

Comparison of Three and Six Months Ended June 30, 2009 and 2008

Revenue. Revenue was $(7,000) and $398,000 for the three months ended June 30, 2009 and 2008, respectively and $(300,000) and $1.0 million for the six months ended June 30, 2009 and 2008, respectively. The decrease in revenue in 2009 is substantially due to the fact that there was no recognition of revenue related to the non-refundable upfront fee, pre proof-of-concept milestone and FTE reimbursement under our collaboration with Gilead.

In the three months ended June 30, 2009, external costs incurred by Gilead exceeded external costs incurred by us, resulting in a net payable of $7,000 from us to Gilead. Recognition of external costs incurred by Gilead exceeded amounts recognized under the proportionate performance model, resulting in negative revenue for the current quarter.

Because we are currently negotiating a restructuring of our collaboration with Gilead, we have ceased recognizing revenue related to upfront, milestone and FTE payments previously received until we can reasonably estimate our total future performance obligations under the collaboration. We will determine if we are able to estimate our remaining future performance obligations under the collaboration following the outcome of discussions with Gilead regarding compounds to be developed. Under the proportionate performance method, periodic revenue related to upfront license and milestone payments is recognized as the percentage of actual effort expended in that period to total effort expected for all of our performance obligations under the arrangement. Additionally, under the collaboration arrangement, external costs are shared equally by both parties and payments we make to Gilead are recognized as a reduction of revenue. Revenue for the three and six months ended June 30, 2009 and 2008 is comprised as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Change	2009	2008	Change
	(in thousands)			(in thousands)
Gilead collaboration revenue	$(7)	$398	(405)	$(300)	$1,025	$(1,325)

Total revenue	$(7)	$398	(405)	$(300)	$1,025	$(1,325)

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

Research and Development Expenses. Research and development expenses were $4.4 million and $5.5 million for the three months ended June 30, 2009 and 2008, respectively, and $9.2 million and $10.5 million for the six months ended June 30, 2009 and 2008, respectively. The decrease for the three and six months ended June 30, 2009 was primarily due an upfront license fee under our collaboration with FOB Synthesis in 2008 that was not continued in 2009, combined with lower personnel, scientific consulting and intellectual property costs, offset by increased costs associated with ACH-1625 preclinical studies. We expect that research and development expenses will decrease somewhat during the remainder of 2009 as a result of our strategic prioritization of our pipeline. Research and development expenses for the three and six months ended June 30, 2009 and 2008 are comprised as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Change	2009	2008	Change
Personnel costs	$1,440	$1,637	$(197)	$3,005	$3,387	$(382)
Stock based compensation	190	220	(30)	378	518	(140)
Outsourced research and supplies	1,764	2,437	(673)	3,577	4,070	(493)
Professional and consulting fees	327	462	(135)	801	1,004	(203)
Facilities costs	663	664	(1)	1,361	1,387	(26)
Travel and other costs	45	63	(18)	84	115	(31)

Total	$4,429	$5,483	$(1,054)	$9,206	$10,481	$(1,275)

General and Administrative Expenses. General and administrative expenses were $1.6 million and $1.6 million for the three months ended June 30, 2009 and 2008, respectively and $3.2 million and $3.3 million for the six months ended June 30, 2009 and 2008, respectively. The decrease for the six months ended June 30, 2009 was primarily due to decreased business development consulting fees, offset by increased personnel costs. We expect that general and administrative expenses will remain substantially unchanged for the remainder of the year. General and administrative expenses for the three and six months ended June 30, 2009 and 2008 are comprised as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Change	2009	2008	Change
Personnel costs	$538	$440	$98	$1,090	$976	$114
Stock based compensation	300	307	(7)	598	575	23
Professional and consulting fees	359	401	(42)	693	832	(139)
Facilities costs	295	312	(17)	573	606	(33)
Travel and other costs	106	148	(42)	247	307	(60)

Total	$1,598	$1,608	$(10)	$3,201	$3,296	$(95)

Other Income (Expense). Interest income was $57,000 and $162,000 for three months ended June 30, 2009 and 2008, respectively. The decrease was primarily due to decreased average cash balances combined with lower interest rates. Interest expense was $144,000 and $308,000 for the three months ended June 30, 2009 and 2008, respectively. The decrease was primarily due to lower average debt facility balances outstanding in 2009.

Interest income was $149,000 and $453,000 for six months ended June 30, 2009 and 2008, respectively. The decrease was primarily due to decreased average cash balances combined with lower interest rates. Interest expense was $327,000 and $559,000 for the six months ended June 30, 2009 and 2009, respectively. The decrease was primarily due to lower average debt facility balances outstanding in 2009.

Tax Benefit. The State of Connecticut provides companies with the opportunity to forego certain research and development tax credit carryforwards in exchange for cash. The program provides for such exchange of the research and development credits at a rate of 65% of the annual incremental and non-incremental research and development credits, as defined. The amount of tax benefit we recognized in connection with this exchange program was $30,000 and $50,000 for the three months ended June 30, 2009 and 2008, respectively. The amount of tax benefit we recognized in connection with this exchange program was $70,000 and $72,000 for the six months ended June 30, 2009 and 2008, respectively. The decreases from 2008 to 2009 were due to the decrease in eligible research and development costs, resulting primarily from near completion of elvucitabine phase II trials and reduced preclinical costs associated with ACH-702, offset by increased costs associated with ACH-1625 preclinical studies.

Liquidity and Capital Resources

Since our inception in August 1998, we have financed our operations primarily through the issuance of stock and borrowings under debt facilities, as well as through receipts from our collaboration with Gilead. Through June 30, 2009, we had received approximately $192.4 million in aggregate net proceeds from stock issuances, including convertible preferred stock, our initial public offering and our 2008 private placement, $19.1 million from Gilead under our collaboration agreement with them and approximately $22.1 million under debt facilities. As of June 30, 2009, amounts remain outstanding under the following debt facilities:

Lender	Date	Interest Rate (per annum)	Principal Amount	Maturity Date
Connecticut Innovations, Inc.	November 2000	7.50%	$1,400,000	September 2010
Webster Bank	May 2003	6.72 - 9.27	1,386,883	June 2006 - Dec 2010
Oxford Finance Corporation	June 2007	11.58	400,000	June 2010
General Electric Capital Corporation	June 2007	11.58	400,000	June 2010
Oxford Finance Corporation	February 2008	9.97	2,500,000	March 2011
General Electric Capital Corporation	February 2008	9.97	2,500,000	March 2011

The amounts reflected above represent original maturities under our debt agreements. As of June 30, 2009, our debt balance was $4.4 million with a weighted average interest rate of 9.70%.

We had $20.6 million and $35.4 million in cash, cash equivalents and marketable securities as of June 30, 2009 and December 31, 2008, respectively. We regularly review our investments and monitor the financial markets. The recent distress in the financial markets has not had a significant impact on our financial position. As of June 30, 2009, our cash, cash equivalents and marketable securities included high-quality financial instruments, primarily money market funds, government sponsored bond obligations and corporate debt securities which we believe are subject to limited credit risk.

Cash used in operating activities was $12.7 million for the six months ended June 30, 2009 and was primarily attributable to our $12.8 million net loss and a decrease in accounts payable and accrued expenses, offset primarily by non-cash charges related to depreciation, amortization and non-cash stock based compensation. Cash used in operating activities was $11.9 million for the six months ended June 30, 2008 and was primarily attributable to our $12.8 million net loss and a decrease in deferred revenue, primarily offset by non-cash charges related to depreciation, amortization and non-cash stock based compensation.

Cash provided by investing activities was $12.9 million for the six months ended June 30, 2009 and was primarily attributable to the maturities of marketable securities partially offset by purchases of marketable securities. Cash provided by investing activities was $11.1 million for the six months ended June 30, 2008 and was primarily attributable to the maturities of marketable securities, offset by purchases of marketable securities.

Cash used in financing activities was $1.9 million for the six months ended June 30, 2009 and was primarily attributable to repayments of debt. Cash provided by financing activities was $2.5 million for the six months ended June 30, 2008 and was primarily attributable to $5.0 million in borrowing under our 2008 credit facility, offset by repayments of debt.

We expect to incur continuing and increasing losses from operations for at least the next several years as we seek to:

•	continue clinical testing of ACH-1625;

•	determine the appropriate clinical path for ACH-1095 and continue clinical development of this compound; and

•	progress additional HCV drug candidates.

We do not expect our existing capital resources, together with the milestone payments and research and development funding we expect to receive, to be sufficient to fund the completion of the development of any of our drug candidates. As a result, we will need to raise additional funds prior to among other things, being able to market any drug candidates, to obtain regulatory approvals, fund operating losses, and, if deemed appropriate, establish manufacturing and sales and marketing capabilities. We will seek to raise such additional financing through (i) public or private equity or debt financings, (ii) collaborative or other arrangements with third parties or (iii) other sources of financing.

We believe that our existing cash and cash equivalents, as potentially augmented by the SEDA, will be sufficient to meet our projected operating requirements through at least June 30, 2010. However, our funding resources and requirements may change and will depend upon numerous factors, including but not limited to:

•	the costs involved in the clinical development, manufacturing and formulation of ACH-1625;

•	the outcome of our discussions with Gilead regarding revisions to the license and collaboration agreement and any costs associated with the appropriate clinical path for ACH-1095;

•	the potential therapeutic uses for ACH-702 that we may pursue as we complete our strategic and development assessment of this compound;

•	our ability to enter into corporate collaborations and the terms and success of these collaborations;

•	the costs involved in obtaining regulatory approvals for our drug candidates;

•	the scope, prioritization and number of programs we pursue;

•	the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent and other intellectual property claims;

•	our ability to have declared effective by the SEC a registration statement which registers the resale of the shares of common stock to be issued under the SEDA;

•	our ability to raise incremental debt or equity capital;

•	our acquisition and development of new technologies and drug candidates; and

•	competing technological and market developments currently unknown to us.

We intend to augment our cash balance through financing transactions, including the issuance of debt or equity securities, and/or further corporate alliances. No arrangements have been entered into for any future financing and there can be no assurance that we will be able to obtain adequate levels of additional funding or favorable terms, if at all. If adequate funds are not available, we will be required to:

•	delay, reduce the scope of or eliminate additional research and development programs;

•

obtain funds through arrangements with collaborators or others on terms unfavorable to us or that may require us to relinquish rights to certain drug candidates that we might otherwise seek to develop or commercialize independently; and/or

•	pursue merger or acquisition strategies.

Any future equity funding may dilute the ownership of our equity investors.

Additionally, each of our debt agreements contains certain subjective acceleration clauses, such that upon the occurrence of a material adverse change in our financial condition, business or operations in the view of the lenders (“Material Adverse Change”), amounts outstanding under the agreement may become immediately due and payable. We have no indication that it we are in default of any such clauses, and none of our lenders have accelerated scheduled loan payments as a result of these provisions.

On July 29, 2009, we implemented a restructuring plan that reduced employee headcount by approximately 25% to approximately 40. The restructuring plan was implemented following a recently performed strategic assessment of our portfolio of therapeutic compounds. During the assessment, our management and board of directors determined that we would focus our discovery and development efforts on our HCV therapeutics. Based on this strategic assessment, we prioritized certain projects and assessed the staffing levels required to accomplish its revised goals, resulting in a reduction of staff.

We expect that our restructuring will reduce personnel and other operating costs by approximately 20-30% over the next year as we focus on development of ACH-1625, ACH-1095 and the related back-up efforts. We may not be successful in developing these compounds through preclinical and clinical trials, or in discovering or developing new compounds as a result of these lower staffing levels.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

No change in our internal control over financial reporting (as defined in Rules 13a–15(d) and 15d–15(d) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant losses since our inception in August 1998. As of June 30, 2009, our accumulated deficit was approximately $193 million. We have not generated any revenue from the sale of drug candidates to date. We expect that our annual operating losses will increase substantially over the next several years as we expand our research, development and commercialization efforts, including as we:

•	continue clinical testing of ACH-1625;

•	complete discussions with Gilead regarding revisions to our license and collaboration agreement and determine the appropriate clinical path for ACH-1095; and

•	progress additional HCV drug candidates.

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

We believe that our existing cash and cash equivalents, as potentially augmented by the SEDA, will be sufficient to support our current operating plan through at least the twelve months following June 30, 2009. Our operating plan may change as a result of many factors, including:

•	the costs involved in the clinical development, manufacturing and formulation of ACH-1625;

•	the outcome of our discussions with Gilead regarding revisions to our license and collaboration agreement and the costs associated with the appropriate clinical path for ACH-1095;

•	the potential therapeutic uses for ACH-702 we may pursue as we complete our strategic and development assessment of this compound;

•	our ability to enter into corporate collaborations and the terms and success of these collaborations;

•	the costs involved in obtaining regulatory approvals for our drug candidates;

•	the scope, prioritization and number of programs we pursue;

•	the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent and other intellectual property claims;

•	our ability to have declared effective by the SEC a registration statement which registers the resale of the shares of common stock to be issued under the SEDA;

•	our ability to raise incremental debt or equity capital, including any changes in the credit market that may impact our ability to obtain capital in the future;

•	our acquisition and development of new technologies and drug candidates; and

•	competing technological and market developments currently unknown to us.

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

We may seek additional financing through a combination of private and public equity offerings, debt financings and collaboration, strategic alliance and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities or through SEDA advances, your ownership interest will be diluted, and the terms may include adverse liquidation or other preferences that adversely affect your rights as a stockholder. For example, in August 2008, we issued in a private placement 10,714,655 shares of our common stock, plus common stock warrants to purchase a total of 2,678,644 additional shares of stock, resulting in gross proceeds to us of $31.1 million but which substantially diluted our existing stockholders. However, there can be no assurance that the investors will exercise their warrants. Debt financing, if available, may involve covenants that limit or restrict our ability to take specific actions such as incurring additional debt, making capital expenditures or declaring dividends, or may involve immediate repayment of the debt under certain circumstances. For example, each of our debt agreements contains certain subjective acceleration clauses, such that upon the occurrence of a material adverse change in our financial condition, business or operations in the view of the lenders, amounts outstanding under the agreement may become immediately due and payable. If we raise additional funds through collaboration, strategic alliance and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or drug candidates, or grant licenses on terms that are not favorable to us.

We depend on the success of our HCV drug candidates, ACH-1625 and ACH-1095, which are still under development.

We have invested a significant portion of our efforts and financial resources in the development of our HCV candidates, ACH-1625 and ACH-1095, for the treatment of chronic hepatitis C infection. Our ability to generate revenues will depend heavily on the successful development and commercialization of these drug candidates. The development and commercial success of these drug candidates will depend on several factors, including the following:

•	our ability to provide acceptable evidence of the safety and efficacy of these drug candidates in current and future clinical trials;

•	our ability to develop a drug formulation that will deliver the appropriate drug exposures in longer term clinical trials;

•	receipt of marketing approvals from the FDA and similar foreign regulatory authorities;

•	establishing commercial manufacturing arrangements with third-party manufacturers;

•	launching commercial sales of the drugs, whether alone or in collaboration with others; and

•	acceptance of the drug in the medical community and with third-party payors.

If Gilead allows us to advance ACH-1095 on our own, we anticipate requesting a pre-IND consultation with the FDA to discuss the most appropriate clinical development path for the compound. There can be no assurance that we will gain the agency’s approval for the future clinical advancement of ACH-1095, and if we are not able to advance ACH-1095, our business may be significantly harmed. Even if successful in gaining FDA approval to advance to human clinical trials, the clinical development timelines and costs may be greater than anticipated. Further, there can be no assurance that planned long term toxicology studies in animals will indicate a safety and tolerability profile appropriate for continued dosing in human subjects.

We initiated a phase I/Ib human clinical trial for our HCV candidate, ACH-1625, in June 2009. Positive results in preclinical studies of a drug candidate may not be predictive of similar results in human clinical trials, and promising results from early clinical trials of a drug candidate may not be replicated in later clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in early-stage development. Accordingly, the results from the completed preclinical studies for ACH-1625 may not be predictive of the results we may obtain in the currently on-going phase I/Ib clinical trial or in later stage trials. We do not expect any of our drug candidates to be commercially available for at least several years, if at all.

We have recently reduced our staff level and eliminated certain personnel and other costs, which could significantly adversely affect our ability to continue to discover and develop compounds in our pipeline.

Our management team and board of directors recently performed a strategic assessment of our portfolio of therapeutic compounds, and determined that we would focus our discovery and development efforts in certain key areas, primarily focused on our HCV therapeutics. Based on that strategic assessment, we prioritized certain projects and assessed the staffing levels required to accomplish our goals in those key areas. As a result, in July 2009 we implemented a restructuring plan that reduced employee headcount to approximately 40.

We expect that our restructuring will reduce personnel and other operating costs by approximately 20-30% over the next year as we focus on development of ACH-1625, ACH-1095 and the related back-up efforts. We may not be successful in developing these compounds through preclinical and clinical trials, or in discovering or developing new compounds as a result of these lower staffing levels. In addition, there can be no guarantee that we will achieve the expected levels of savings.

We may not be able to advance ACH-1095 into human clinical development, and the program may be terminated.

We are in discussions with Gilead to restructure our license and collaboration agreement. We have proposed that we continue to develop ACH-1095 independently and at our expense, while the parties would jointly continue to advance additional compounds also operating by the NS4A mechanism of action. There can be no assurance that we will reach a definitive agreement regarding this revision to the license and collaboration agreement. If we are unsuccessful in coming to an agreement with Gilead, we will not have the right to advance ACH-1095 independently. Even if we obtain the desired revision, the terms may not be favorable to us. In addition, there can be no assurance that ACH-1095 will demonstrate efficacy, safety and tolerability in human clinical trials or that we will be able to identify or progress additional candidates that operate by the NS4A mechanism of action.

If we are not able to determine the most appropriate therapeutic use for ACH-702, or determine and execute a successful business strategy pursuant to that use, our business may be harmed.

Following preclinical studies, we completed a pre-IND consultation with the FDA on the most appropriate clinical development program for ACH-702. While the FDA provided guidance on an appropriate path toward regulatory approval for topical administration for ACH-702, the Division of Anti-Infective and Ophthalmology Products referred our request for additional guidance on systemic administration of ACH-702 to the DSTPP. We continue to assess our strategic and development options for ACH-702 for topical administration and other potential applications including use in medical biofilms, use in opthalmic infections and for use against tuberculosis. At this time, we do not anticipate moving into clinical development of ACH-702 until we complete our strategic assessment, and even then, we may not invest significantly in the future development of this compound without a collaboration partner. Even if we elect to seek a collaboration partner, we may be unable to find an appropriate collaboration partner to advance the program and our business may be harmed.

Our market is subject to intense competition. If we are unable to compete effectively, our drug candidates may be rendered noncompetitive or obsolete.

We are engaged in segments of the pharmaceutical industry that are highly competitive and rapidly changing. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations are pursuing the development of novel drugs that target infectious diseases. We face, and expect to continue to face, intense and increasing competition as new products enter the market and advanced technologies become available. In addition to currently approved drugs, there are a significant number of drugs that are currently under development and may become available in the future for the treatment of chronic hepatitis C, serious hospital-based bacterial infections and HIV infection. We would expect ACH-1625, ACH-1095, ACH-702 and elvucitabine to compete with the following approved drugs and drug candidates currently under development:

•

ACH-1625 and ACH-1095. If approved, our protease inhibitor, ACH-1625 and our NS4A antagonist, ACH-1095, would compete with drugs currently approved for the treatment of hepatitis C, the interferon-alpha based products from Roche (Pegasys and Roferon-A) or Schering-Plough (Intron-A or Peg-Intron) and the ribavirin based products from Schering-Plough (Rebetrol), Roche (Copegus) or generic versions sold by various companies. In addition, our HCV compounds may compete with the interferon and ribavirin based drugs currently in development such as Valeant’s ribavirin analog (Viramidine) and Human Genome Sciences’ Albuferon. Other products are also under development for the treatment of hepatitis C by companies such as Abbott, Anadys, Boehringer Ingelheim, Bristol-

Myers Squibb, Gilead, GlaxoSmithKline, Human Genome Sciences, Intermune, Johnson & Johnson, Medivir, Merck, Novartis, Pfizer, Pharmasset, Roche, Schering-Plough, Valeant and Vertex.

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

We currently plan to enter into an alliance for the phase III development and commercialization of elvucitabine. Given the limited number of global pharmaceutical companies which currently develop and market drugs for the treatment of HIV, and the strategic need for elvucitabine to be suitable for co-formulation with drugs already marketed or under development by a potential partner, the number of potential partners is relatively small. To date, we have been unsuccessful in partnering with the major pharmaceutical companies with whom we have had on-going discussions. We are continuing partnering efforts with regional companies and institutions, including those in Asia, South America and South Africa. If we are not successful in forming an alliance before the completion of the currently ongoing trial extensions, we do not plan to enter phase III clinical trials and would not independently pursue further development or commercialization of elvucitabine.

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

Pursuant to our obligations under a registration rights agreement for the private placement, on October 6, 2008, we filed a registration statement with the SEC covering the resale of the 10,714,655 shares of common stock issued in the private placement and the 2,678,664 shares of common stock issuable upon exercise of the warrants which was declared effective on October 30, 2008, making such shares available for immediate resale in the public market. The market price of our common stock could fall due to an increase in the number of shares available for sale in the public market.

There are substantial risks associated with the Standby Equity Distribution Agreement with YA Global Investments, L.P. which could contribute to the decline of our stock price and have a dilutive impact on our existing stockholders.

We entered into a Standby Equity Distribution Agreement with YA Global Master SPV Ltd. on July 1, 2009 whereby we have the option, at our sole discretion, to sell up to $15.0 million of common stock to YA Global. The sale of shares of our common stock pursuant to the SEDA will have a dilutive impact on our stockholders. YA Global may re-sell some, if not all, of the shares we issue to them under the SEDA and that such sales could cause the market price of our common stock to decline significantly with advances under the SEDA. To the extent of any such decline, any subsequent advances would require us to issue a greater number of shares of common stock to YA Global Investments, L.P. in exchange for each dollar of the advance. Under these circumstances, our existing stockholders would experience greater dilution. Although YA Global is precluded from short sales, the sale of our common stock under the SEDA could encourage short sales by third parties, which could contribute to the further decline of our stock price.

Our executive officers, directors and principal stockholders own a large percentage of our voting common stock and could limit our stockholders’ influence on corporate decisions or could delay or prevent a change in corporate control.

As of July 29, 2009, our directors, executive officers and current holders of more than 5% of our outstanding common stock, together with their affiliates and related persons, beneficially own, in the aggregate, approximately 86% of our outstanding common stock. As a result, these stockholders, if acting together, have the ability to determine the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets and other extraordinary transactions. The interests of this group of stockholders may not always coincide with our corporate interests or the interest of other stockholders, and they may act in a manner with which you may not agree or that may not be in the best interests of other stockholders. This concentration of ownership may have the effect of:

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

The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future. During the period from January 1, 2007 to June 30, 2009, our closing stock price has ranged from a low of $0.68 to a high of $19.61. Market prices for securities of early stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the results of our on-going and planned clinical trials of ACH-1625;

•	the outcome of our discussions with Gilead regarding the future of its collaboration and the determination of the appropriate clinical path for ACH-1095;

•	the results of our currently on-going phase II trial extensions for elvucitabine;

•

the entry into, modification of, or termination of, key agreements, in particular our collaboration agreement with Gilead or our sublicense agreement with Vion Pharmaceuticals, or any new collaboration agreement we may enter for elvucitabine;

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

If we are unable to maintain compliance with Nasdaq’s listing requirements, our common stock could be delisted from the Nasdaq Global Market, which would negatively impact our liquidity, our stockholders’ ability to sell shares and our ability to raise capital.

Our listing on the Nasdaq Global Market is conditioned upon our continued compliance with the Nasdaq Marketplace Rules, including a rule that requires that we continue to meet the minimum bid price requirement as well as certain equity or market standards including maintenance of a minimum stockholders’ equity level, having a minimum number of publicly held shares, and a minimum number of registered and active market makers. If we fail to comply with Nasdaq’s continued listing requirements, our common stock could be delisted from the Nasdaq Global Market. The delisting of our common stock would significantly affect the ability of investors to trade our securities and would significantly negatively affect the value and liquidity of our common stock. In addition, the delisting of our common stock could materially adversely affect our ability to raise capital on terms acceptable to us or at all. Delisting from the NASDAQ Global Market could also have other negative results, including the potential loss of confidence by suppliers and employees, the loss of institutional investor interest and fewer business development opportunities.

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

At June 30, 2009, we had $9.4 million in cash and cash equivalents and $11.2 million in marketable securities consisting of U.S. government and agency securities and FDIC guaranteed commercial paper held by a major banking institution.

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

We have entered into a collaboration arrangement with Gilead for the development and commercialization of certain of our HCV compounds involving NS4A antagonism, and we may enter into additional collaborative arrangements in the future. For example, we currently plan to enter into an alliance for the phase III development and commercialization of elvucitabine. Given the limited number of global pharmaceutical companies which currently develop and market drugs for the treatment of HIV, and the strategic need for elvucitabine to be suitable for co-formulation with drugs already marketed or under development by a potential partner, the number of potential partners is relatively small. To date we have been unsuccessful in partnering with the major pharmaceutical companies with whom we have had on-going discussions. We are continuing partnering efforts with regional companies and institutions, including those in Asia, South America, South Africa and elsewhere. If we are not successful in forming an alliance before the completion of the currently ongoing trial extensions, we do not plan to enter phase III clinical trials and would not independently pursue further development or commercialization of elvucitabine. In addition, as we continue to assess our strategic and development options for ACH-702, at this time, we do not anticipate moving into clinical development of ACH-702 until we complete this strategic assessment, and even then, we may not significantly invest in the future development of this compound without a collaboration partner. We also may enter into alliances with major biotechnology or pharmaceutical companies to jointly develop other specific drug candidates and to jointly commercialize them if they are approved. In such alliances, we would expect our biotechnology or pharmaceutical collaborators to provide substantial funding, as well as significant capabilities in clinical development, regulatory affairs, marketing and sales. We may not be successful in entering into any such alliances on favorable terms, if at all. Even if we do succeed in securing such alliances, we may not be able to maintain them if, for example, development or approval of a drug candidate is delayed or sales of an approved drug are disappointing. Furthermore, any delay in entering into collaboration agreements could delay the development and commercialization of our drug candidates and reduce their competitiveness even if they reach the market. Any such delay related to our collaborations could adversely affect our business.

If a collaborative partner terminates or fails to perform its obligations under agreements with us, the development and commercialization of our drug candidates could be delayed or terminated.

If Gilead or another, future collaborative partner does not devote sufficient time and resources to collaboration arrangements with us, we may not realize the potential commercial benefits of the arrangement, and our results of operations may be adversely affected. For example, in May 2009, Gilead notified us that they do not intend to initiate clinical development of GS 9525, also known as ACH-1095, and if we are unable to pursue the development of ACH-1095 on our own, our business may be significantly harmed. In addition, if any existing or future collaboration partner were to breach or terminate its arrangements with us, the development and commercialization of the affected drug candidate could be delayed, curtailed or terminated because we may not have sufficient financial resources or capabilities to continue development and commercialization of the drug candidate on our own. Under our collaboration agreement with Gilead, Gilead may terminate the collaboration for any reason at any time upon 120 days notice. If Gilead were to exercise this right, the development and commercialization of our HCV compounds would be adversely affected.

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

In addition, a collaborator may decide to pursue a competitive drug candidate developed outside of the collaboration. In particular, Gilead, our collaborator for our chronic hepatitis C program, currently is developing other products for the treatment of chronic hepatitis C, and the results of its development efforts could affect its commitment to our drug candidate. For example, if Gilead pursues the development of a backup compound or another product for chronic hepatitis C, its development efforts could affect their desire to grant us the ability to pursue ACH-1095. If a collaboration partner fails to develop or effectively commercialize drug candidates or drugs for any of these reasons, we may not be able to replace the collaboration partner with another partner to develop and commercialize a drug candidate or drugs under the terms of the collaboration. We may also be unable to obtain, on terms acceptable to us, a license from such collaboration partner to any of its intellectual property that may be necessary or useful for us to continue to develop and commercialize a drug candidate.

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

Additionally, the results from the completed preclinical studies and clinical trials and ongoing clinical trials for ACH-1625, elvucitabine, ACH-702 and our other drug candidates may not be predictive of the results we may obtain in later stage trials. In addition, we have not yet made a final determination regarding the most appropriate therapeutic application or clinical development plan for ACH-702. We continue to assess our strategic and development options for ACH-702 for topical administration and other potential applications including use in medical biofilms, use in ophthalmic infections and for use against tuberculosis. At this time, we do not anticipate moving into clinical development of ACH-702 until we complete this strategic assessment, and even then, we may not invest significantly in the future development of this compound without a collaboration partner. We do not expect any of our drug candidates to be commercially available for several years.

If we are unable to obtain U.S. and/or foreign regulatory approval, we will be unable to commercialize our drug candidates.

Our drug candidates are subject to extensive governmental regulations relating to among other things, research, testing, development, manufacturing, safety, efficacy, record keeping, labeling, marketing and distribution of drugs. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process are required in the United States and in many foreign jurisdictions prior to the commercial sale of our drug candidates. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. It is possible that none of the drug candidates we are developing will obtain marketing approval. In connection with the clinical trials for ACH-1625, ACH-1095, ACH-702, elvucitabine and any other drug candidate we may seek to develop in the future, we face risks that:

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

Any delay in obtaining or failure to obtain required approvals could materially adversely affect our ability to progress the development of a drug candidate and to generate revenues from that drug candidate. In particular, we completed a pre-IND consultation with the FDA on the most appropriate clinical development program for ACH-702. Given the complexity of the mechanism of action of ACH-702, which operates via a three-part target including gyrase, topoisomerase IV and primase, the complexity of the preclinical results noted with ACH-702, and the evolving regulatory climate for antibacterials, we decided our development strategy for this compound should be further discussed with the FDA before initiating human clinical studies. While the FDA provided guidance on an appropriate path toward regulatory approval for topical administration for ACH-702, the Division of Anti-Infective and Ophthalmology Products referred our request for additional guidance on systemic administration of ACH-702 to the Division of Special Pathogen and Transplant Products (the “DSPTP”). We are currently assessing our strategic and development plans for ACH-702 for topical administration and other potential applications including use in medical biofilms, use in ophthalmic infections and for use against tuberculosis. Even after receiving guidance from the DSPTP, if any, there can be no assurance that the FDA will approve our IND application once filed. Additionally, if Gilead agrees that we can advance ACH-1095 on our own, we anticipate requesting a pre-IND consultation with the FDA to discuss the most appropriate clinical path for the compound. Based on the outcome of the consultation, there can be no assurance that we will ultimately file an IND, or that if an IND is filed, that it will be approved by the FDA. Furthermore, any regulatory approval to market a product may be subject to limitations on the indicated uses for which we may market the product and affect reimbursement by third-party payors. These limitations may limit the size of the market for the product. We are also subject to numerous foreign regulatory requirements governing the conduct of clinical trials, manufacturing and marketing authorization, pricing and third-party reimbursement. The foreign regulatory approval process includes all of the risks associated with FDA approval described above as well as risks attributable to the satisfaction of foreign regulations. Approval by the FDA does not ensure approval by regulatory authorities outside the United States. Foreign jurisdictions may have different approval procedures than those required by the FDA and may impose additional testing requirements for our drug candidates.

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

Our ability to enroll patients in our clinical trials in sufficient numbers and on a timely basis will be subject to a number of factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease and the eligibility criteria for the clinical trial. Delays in patient enrollment may result in increased costs and longer development times. For example, we experienced delays in patient enrollment in connection with our phase II trial of elvucitabine in HIV infected patients who have failed a HAART regimen which included Epivir (lamivudine) due to the strict entry criteria for this trial. As a result, we expanded the number of sites at which the trial was conducted and changed the protocol of the trial to include additional treatment with elvucitabine after the initial 14 days of treatment. We may also face competition for subjects to enroll in our ACH-1625 clinical trials and may have to expand the number of sites at which the trials are conducted. As a result, we may incur increased costs and longer development times for these trials. In addition, subjects may drop out of our clinical trials, and thereby impair the validity or statistical significance of the trials.

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

Even if ACH-1625, ACH-1095, ACH-702, elvucitabine or any other drug candidates we may develop or acquire in the future, obtain regulatory approval, they may not gain market acceptance among physicians, health care payors, patients and the medical community. Factors that we believe could materially affect market acceptance of our product candidates include:

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

As of June 30, 2009, our patent portfolio included a total of 230 patents and patent applications worldwide. We own or hold exclusive licenses to a total of 13 U.S. issued patents and 27 U.S. pending provisional and non-provisional patent applications, as well as 190 pending PCT applications and associated non-US patents and patent applications. Our success depends in part on our ability to obtain patent protection both in the United States and in other countries for our drug candidates. Our ability to protect our drug candidates from unauthorized or infringing use by third parties depends in substantial part on our ability to obtain and maintain valid and enforceable patents. Due to evolving legal standards relating to the patentability, validity and enforceability of patents covering pharmaceutical inventions and the scope of claims made under these patents, our ability to maintain, obtain and enforce patents is uncertain and involves complex legal and factual questions. Accordingly, rights under any issued patents may not provide us with sufficient protection for our drug candidates or provide sufficient protection to afford us a commercial advantage against competitive products or processes. In addition, we cannot guarantee that any patents will issue from any pending or future patent applications owned by or licensed to us. Even if patents have issued or will issue, we cannot guarantee that the claims of these patents are or will be valid or enforceable or will provide us with any significant protection against competitive products or otherwise be commercially valuable to us. Patent applications in the United States are maintained in confidence for up to 18 months after their filing. In some cases, however, patent applications remain confidential in the U.S. Patent and Trademark Office, which we refer to as the U.S. Patent Office, for the entire time prior to issuance as a U.S. patent. Similarly, publication of discoveries in the scientific or patent literature often lag behind actual discoveries. Consequently, we cannot be certain that we or our licensors or co-owners were the first to invent, or the first to file patent applications on, our drug candidates or their use as anti-infective drugs. In the event that a third party has also filed a U.S. patent application relating to our drug candidates or a similar invention, we may have to participate in interference proceedings declared by the U.S. Patent Office to determine priority of invention in the United States. The costs of these proceedings could be substantial and it is possible that our efforts would be unsuccessful, resulting in a loss of our U.S. patent position. Furthermore, we may not have identified all U.S. and foreign patents or published applications that affect our business either by blocking our ability to commercialize our drugs or by covering similar technologies that affect our drug market.

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

We held our annual meeting of stockholders on June 3, 2009. At the meeting, each of Jason Fisherman, Gary Frashier and David Wright was re-elected as a class III director for a three-year term to expire in 2012. As of April 6, 2009, the record date for the meeting, 26,398,527 shares of common stock were outstanding. A quorum consisting of 22,752,094 shares of common stock were present or represented at the meeting. The additional directors whose term of office continued after the meeting are Michael Grey, Michael Kishbauch, Dennis Liotta, David Scheer, Nicholas Simon and Robert Van Nostrand. In addition, the stockholders ratified the selection of PricewaterhouseCoopers, LLP to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2009. The number of votes cast for and against or withheld with respect to each matter voted upon at the meeting and the number of abstentions are as follows:

Nominee	Votes in Favor	Votes Withheld	Votes Against	Votes Abstained	Broker Non-Votes
Election of Directors:
Jason Fisherman	22,721,254	30,840	—	—	—
Gary Frashier	22,724,969	27,125	—	—	—
David Wright	22,728,500	23,594	—	—	—
Ratification of PricewaterhouseCoopers LLP	22,737,492	—	14,386	216	—

ITEM 5.	OTHER INFORMATION

On July 29, 2009, we implemented a restructuring plan that reduced employee headcount by approximately 25% to approximately 40. The restructuring plan was implemented following a recently performed strategic assessment of our portfolio of therapeutic compounds. During the assessment, our management and board of directors determined that we would focus our discovery and development efforts on our HCV therapeutics. Based on this strategic assessment, we prioritized certain projects and assessed the staffing levels required to accomplish its revised goals, resulting in a reduction of staff. In connection with this reduction, we offered individuals whose employment was terminated a severance package that includes severance pay, continuation of benefits and outplacement services. We estimate that severance costs will be approximately $310,000.

ITEM 6.	EXHIBITS

10.1†	Amendment Number 2 to Research Collaboration and License Agreement, dated November 24, 2004 by and between the Registrant and Gilead, Inc., dated January 15, 2009.

31.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

†	Confidential treatment requested as to certain portions which portions have been filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACHILLION PHARMACEUTICALS, INC.

Date: August 3, 2009	/s/ Michael D. Kishbauch
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2009	/s/ Mary Kay Fenton
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1†	Amendment Number 2 to Research Collaboration and License Agreement, dated November 24, 2004 by and between the Registrant and Gilead, Inc., dated January 15, 2009.

31.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.