Form 10-Q
period 2009-09-30
ACHILLION PHARMACEUTICALS INC
filed 2009-11-06
CIK 1070336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 2, 2009, the registrant had 26,656,445 shares of Common Stock, $0.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Achillion Pharmaceuticals, Inc.

Balance Sheets

(in thousands, except per share amounts)

(Unaudited)

	September 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$9,387	$11,060
Marketable securities	5,905	24,297
Prepaid expenses and other current assets	678	1,181

Total current assets	15,970	36,538
Fixed assets, net	1,240	1,770
Deferred financing costs	63	100
Restricted cash	100	153

Total assets	$17,373	$38,561

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,911	$2,544
Accrued expenses	1,932	2,260
Deferred revenue	—	1,128
Current portion of long-term debt	3,827	6,247

Total current liabilities	7,670	12,179
Deferred revenue	2,489	1,361

Total liabilities	10,159	13,540

Commitments and contingencies

Stockholders’ Equity:
Common Stock, $.001 par value; 100,000 shares authorized: 26,655 and 26,399 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	27	26
Additional paid-in capital	206,373	204,861
Accumulated deficit	(199,187)	(179,981)
Accumulated other comprehensive income	1	115

Total stockholders’ equity	7,214	25,021

Total liabilities and stockholders’ equity	$17,373	$38,561

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue	$(54)	$25	$(355)	$1,050

Operating expenses
Research and development	4,479	5,016	13,684	15,496
General and administrative	1,459	1,614	4,660	4,911
Restructuring charges (Note 4)	332	—	332	—

Total operating expenses	6,270	6,630	18,676	20,407

Loss from operations	(6,324)	(6,605)	(19,031)	(19,357)
Other income (expense)
Interest income	21	159	170	612
Interest expense	(124)	(269)	(451)	(828)

Net loss before tax benefits	(6,427)	(6,715)	(19,312)	(19,573)
Tax benefit	36	50	106	122

Net loss	(6,391)	(6,665)	(19,206)	(19,451)

Basic and diluted net loss per share (Note 5)	$(0.24)	$(0.31)	$(0.73)	$(1.11)

Weighted average shares used in computing basic and diluted net loss per share	26,655	21,432	26,492	17,586

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities
Net loss	$(19,206)	$(19,451)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	611	627
Noncash stock-based compensation	1,455	1,698
Noncash interest expense	58	117
Amortization of premium (discount) on marketable securities	121	(333)
Changes in operating assets and liabilities:
Accounts receivable	—	136
Prepaid expenses and other current assets	614	1,106
Accounts payable	(633)	(627)
Accrued expenses	(328)	393
Deferred revenue	—	(1,105)

Net cash used in operating activities	(17,308)	(17,439)

Cash flows from investing activities
Purchase of property and equipment	(42)	(20)
Purchase of available for sale marketable securities	(7,339)	(16,024)
Maturities of marketable securities	25,496	34,014
Release of restriction on cash	53	52

Net cash provided by investing activities	18,168	18,022

Cash flows from financing activities
Proceeds from exercise of stock options	3	22
Proceeds from sale of common stock under the Employee Stock Purchase Plan	55	40
Proceeds from sale of common stock, net of issuance costs	—	29,175
Borrowings under notes payable	—	5,000
Repayments of notes payable	(2,480)	(3,851)
Payment of equity issuance costs	(111)	—
Payment of deferred financing costs	—	(111)

Net cash (used in) provided by financing activities	(2,533)	30,275

Net (decrease) increase in cash and cash equivalents	(1,673)	30,858
Cash and cash equivalents, beginning of period	11,060	8,971

Cash and cash equivalents, end of period	$9,387	$39,829

Supplemental disclosure of cash flow information
Cash paid for interest	$378	$665
Cash received from tax credits	$161	$1,008
Supplemental disclosure of noncash financing activities
Issuance of common stock for Standby Equity Distribution Agreement commitment fee	$300	$—
Issuance of warrants in connection with debt financing	$—	$155

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

The Company incurred losses of $185,325 from inception through September 30, 2009 and had an accumulated deficit of $199,187 through September 30, 2009. The Company has funded its operations primarily through the sale of equity securities, borrowings from debt facilities and the receipt of milestone and cost-sharing receipts from its collaboration partner, Gilead Sciences, Inc. (“Gilead”).

The Company believes that its existing cash, cash equivalents and marketable securities, as augmented by its Standy Equity Distribution Agreement (“SEDA”), with YA Global Master SPV Ltd. (“YA Global”) (see Note 3) or additional financing activities, will be sufficient to support its current operating plan through at least September 30, 2010. However, the Company’s operating plan may change as a result of many factors, including:

•	the costs involved in the clinical development, manufacturing and formulation of ACH-1625;

•	the costs associated with development of ACH-1095, to be determined after a planned FDA consultation;

•	the potential therapeutic uses and resulting partnership opportunities for ACH-702 that the Company may pursue;

•	the Company’s ability to enter into corporate collaborations and the terms and success of these collaborations; and

•	the Company’s ability to raise incremental debt or equity capital, including any changes in the credit market that may impact its ability to obtain capital in the future.

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

2. Basis of Presentation

The accompanying unaudited financial statements of the Company should be read in conjunction with the audited financial statements and notes as of and for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2009. The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information, in accordance with the instructions to Form 10-Q and the guidance in Article 10 of Regulation S-X. Accordingly, since they are interim financial statements, the accompanying financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. The accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year. In accordance with Accounting Standards Codification (“ASC”) 855, Subsequent Events, the Company evaluated subsequent events after the balance sheet date of September 30, 2009 through November 6, 2009.

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

Achillion Pharmaceuticals, Inc.

Notes to Financial Statements—(Continued)

(in thousands, except per share amounts)

(Unaudited)

3. Standby Equity Distribution Agreement

On July 1, 2009, the Company entered into a SEDA with YA Global pursuant to which the Company may, at its sole and exclusive option, periodically sell to YA Global shares of its common stock, $0.001 par value per share for total proceeds of up to $15,000. Each advance under the SEDA shall not be more than $300. Advance notices may be given to YA Global once every five trading days. For each share of common stock purchased pursuant to an advance under the SEDA, YA Global will pay to the Company ninety-five percent of the lowest volume weighted average price of the common stock on the NASDAQ Global Market during the five consecutive trading days following delivery by the Company of an advance notice. Additionally, any advance under the SEDA which causes YA Global to own more than 9.99% of the Company’s common stock will be automatically withdrawn. The Company is not obligated to utilize any of the $15,000 available under the SEDA and there are no minimum commitments or minimum use penalties. The Company issued YA Global 191,302 shares of its common stock as a commitment fee in connection with the transaction and also paid a due diligence and structuring fee of $25. These shares of common stock, as well as any additional shares of common stock we may issue pursuant to the SEDA in the future, have been registered on a registration statement that was declared effective on September 21, 2009. The SEDA has two year term and may be terminated by the Company at any time. As of September 30, 2009, there were no advances under the SEDA.

4. Restructuring Plan

On July 29, 2009, the Company implemented a restructuring plan that reduced employee headcount by approximately 25% to approximately 40. The restructuring plan was implemented following a strategic assessment of the Company’s portfolio of therapeutic compounds. During the assessment, the Company’s management and board of directors determined that the Company would focus its discovery and development efforts on its HCV candidates and therefore prioritized certain projects. The Company assessed the staffing levels required to accomplish its revised goals, resulting in a reduction of staff across all functional areas. In connection with this reduction, the Company offered individuals whose employment was terminated a severance package that included severance pay, continuation of benefits and outplacement services. As of September 30, 2009, $278 of severance benefits has been paid, and estimated remaining costs of $54 are included in accrued expenses. No further costs related to the restructuring are anticipated.

5. Earnings (Loss) Per Share (“EPS”)

Basic EPS is calculated in accordance with ASC 260, Earnings Per Share, by dividing net income or loss attributable to common stockholders by the weighted average common stock outstanding. Diluted EPS is calculated by adjusting weighted average common shares outstanding for the dilutive effect of common stock options and warrants. In periods in which a net loss is recorded, no effect is given to potentially dilutive securities, since the effect would be antidilutive. Securities that could potentially dilute basic EPS in the future were not included in the computation of diluted EPS because to do so would have been antidilutive. Potentially dilutive securities were as follows for the three and nine months ended September 30, 2009 and 2008 (prior to consideration of the treasury stock method):

	Three and Nine Months Ended September 30,
	2009	2008
Options	2,667	1,867
Warrants	2,933	6,711

Total potentially dilutive securities outstanding	5,600	8,578

6. Collaboration Arrangement

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

Achillion Pharmaceuticals, Inc.

Notes to Financial Statements—(Continued)

(in thousands, except per share amounts)

(Unaudited)

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

The up-front payment of $10,000, received in 2004, was first allocated to the fair value of the Series C-1, in which each share of the Series C-1 was determined to be worth $0.88 per share, or approximately $2,000 in aggregate. The remaining $8,000 balance of the $10,000 is being accounted for as a non-refundable up-front license fee. Due to certain provisions contained within the Gilead Arrangement relating to services to be performed on both the primary and backup compounds, as defined in the Gilead Arrangement, the non-refundable up-front license fee of $8,000, as well as a $2,000 milestone achieved during the Research Period, is being accounted for under the proportionate performance model. Future milestones, if any, will occur after the Research Period, are not accounted for under the proportionate performance model and will be recognized when the milestone is achieved as the Company has no further research or development obligations after the Research Period.

Generally under collaboration arrangements, payments received during the period of performance may include up-front payments, time-or performance-based milestones and reimbursement of internal and external costs. The proportion of actual performance to total expected performance is applied to these payments in determining periodic revenue. Revenue recognized will be limited by the aggregate cash received or receivable to date by the Company.

Under the Gilead Arrangement, through March 31, 2007, agreed upon research or development expenses, including internal full-time equivalent (“FTE”) costs and external costs, incurred by both companies during the period up to proof-of-concept were borne equally by both parties. Effective April 1, 2007, internal FTE costs were no longer subject to this cost-sharing arrangement. Instead, each party bore its own internal costs, including FTE costs. External costs continued to be shared equally by both parties. In both the first quarter of 2007 and 2009, the Company and Gilead revised their joint research program to increase total estimated efforts under the collaboration and extended the estimated period over which the Company’s remaining obligations under the arrangement would be completed.

In September 2009, the Company and Gilead amended the collaboration arrangement so that Achillion may continue to develop ACH-1095 independently during an “Interim Period,” while Gilead may rejoin Achillion in developing ACH-1095 at certain future points through clinical proof-of-concept, as defined. Achillion will bear all costs associated with ACH-1095 development during this Interim Period. If Gilead elects to regain rights to ACH-1095, Gilead will reimburse Achillion for all ACH-1095 development costs incurred during the Interim Period, and all original milestone and royalty payments described in the License Agreement will again apply to ACH-1095. Gilead is under no obligation to exercise any rights with respect to ACH-1095. If Gilead elects not to exercise its rights to ACH-1095 within forty-five (45) days after proof-of-concept, Achillion shall gain all rights to ACH-1095, and Gilead will then have the right to designate a new lead compound.

Regardless of Gilead’s election to exercise its rights with respect to ACH-1095, during the Interim Period the parties retain their rights to compounds which were identified under the collaboration prior to the effective date of the Amendment. The terms of the original License Agreement, including milestone, royalty and cost-sharing provisions, shall apply to the development of such other compounds. New lead compounds under the collaboration can be identified by mutual agreement of the parties.

Gilead has the right to terminate the agreement without cause upon 30 days written notice to the Company. Upon termination of the Gilead Arrangement for any reason, all cost share amounts due and payable through the date of termination shall be paid by the appropriate party and no previously paid amounts will be refundable. In addition to Gilead’s rights to unilaterally terminate this agreement, each party has the right to terminate for material breach; however, the Company may terminate for Gilead’s breach only on a market-by-market basis, and, if applicable, a product-by-product basis.

Achillion Pharmaceuticals, Inc.

Notes to Financial Statements—(Continued)

(in thousands, except per share amounts)

(Unaudited)

During the three months ended September 30, 2009 and 2008, the Company recognized revenue of $(54) and $25, respectively, under the Gilead Arrangement, of which $0 and $249, respectively, related to the recognition of the non-refundable upfront fee, a pre-proof-of-concept milestone and FTE reimbursements recognized under the proportionate performance model. The remaining $(54) and $(224) recognized during the three months ended September 30, 2009 and 2008 related to external costs billed by the Company to Gilead, net of Gilead billings to the Company of $95 and $426 for the three months ended September 30, 2009 and 2008, respectively. Payments to Gilead under this collaboration are recognized as a reduction in revenue. Recognition of external costs incurred by Gilead exceeded amounts recognized under the proportionate performance model, resulting in negative revenue for the three months ended September 30, 2009.

During the nine months ended September 30, 2009 and 2008, the Company recognized revenue of $(355) and $1,050, respectively, under the Gilead Arrangement, of which $0 and $1,105, respectively, related to the recognition of the non-refundable upfront fee, a pre-proof-of-concept milestone and FTE reimbursements recognized under the proportionate performance model. The remaining $(355) and $(55) recognized during the nine months ended September 30, 2009 and 2008, related to external costs billed by the Company to Gilead, net of Gilead billings to the Company of $523 and $749 for the nine months ended September 30, 2009 and 2008, respectively.

The Company did not recognize any amortization of this deferred revenue during the three and nine months ended September 30, 2009. Following Gilead’s notification to the Company that they do not intend to further participate in the clinical development of ACH-1095, the Company is currently unable to accurately estimate its total performance obligations under the collaboration. The Company will determine if it is able to estimate its remaining total performance obligations when and if a new lead compound under the collaboration is identified. Payments to Gilead under this collaboration are recognized as a reduction in revenue. Recognition of external costs incurred by Gilead exceeded amounts recognized under the proportionate performance model, resulting in negative revenue for the nine months ended September 30, 2009.

Included in the accompanying balance sheets as of September 30, 2009 and December 31, 2008 are $54 and $260, respectively, of accrued net payments to Gilead resulting from this collaboration agreement, and $2,489 and $2,489, respectively, of deferred revenue resulting from the up-front fee, a milestone payment and FTE costs.

7. Marketable Securities

The Company applies the provisions of ASC 820, Fair Value Measurements and Disclosures, for financial assets and liabilities measured on a recurring basis which requires disclosure that establishes a framework for measuring fair value and expands disclosures in the financial statements. The statement requires that fair value measurements be classified and disclosed in one of the three categories:

Level 1: Quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date;

Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; or

Level 3: Unobservable inputs.

The fair value of the Company’s securities of $5,905 as of September 30, 2009 is valued based on level 2 inputs. The Company classifies its entire investment portfolio as available for sale as defined in ASC 320, Debt and Equity Securities. As of September 30, 2009 and December 31, 2008, the Company’s investment portfolio consisted of U.S. government and agency securities and government sponsored bond obligations and government backed corporate debt securities held by a major banking institution. The maturities of all marketable securities held at September 30, 2009 and December 31, 2008 are less than one year. Securities are carried at fair value with the unrealized gains (losses) reported as a separate component of stockholders’ equity.

The unrealized gain from marketable securities was $1 and $115 at September 30, 2009 and December 31, 2008, respectively.

As of September 30, 2009 and December 31, 2008, none of the Company’s investments were determined to be other than temporarily impaired.

Achillion Pharmaceuticals, Inc.

Notes to Financial Statements—(Continued)

(in thousands, except per share amounts)

(Unaudited)

8. Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2009	December 31, 2008
Accrued compensation	$745	$472
Accrued research and development expenses	717	1,233
Accrued professional fees	231	355
Accrued restructuring expenses	54	—
Other accrued expenses	185	200

Total	$1,932	$2,260

Accrued research and development expenses are comprised of amounts owed to third-party contract research organizations or “CROs”, clinical investigators, laboratories and data managers for research and development work performed on behalf of the Company.

9. Debt

Debt consists of the following:

	September 30, 2009	December 31, 2008
CII Term Loan, payable in monthly installments of $13 through September 2010 with a final balloon payment of $686, with interest at 7.5% per annum	$774	$844
2003 Credit Facility, payable in monthly installments as the individual notes mature through December 2010, with interest ranging from 7.75% to 9.06% per annum	186	394
2008 Credit Facility, payable in monthly installments as notes mature through March 2011, with interest of 9.97% to 11.58% per annum	2,867	5,009

Total debt	3,827	6,247
Less: current portion	(3,827)	(6,247)

Total long-term debt, net of current portion	$—	$—

Each of the Company’s debt agreements contains certain subjective acceleration clauses, such that upon the occurrence of a material adverse change in the financial condition, business or operations of the Company in the view of the lenders (“Material Adverse Change”), amounts outstanding under the agreement may become immediately due and payable. As stated in Note 1, the Company will need additional financing to fund operations which the Company will seek to raise through public or private equity or debt financings, collaborative or other arrangements with third parties or through other sources of financing. There can be no assurance that such funding will be available on terms favorable to the Company, if at all. As such funding cannot be assured, the Company’s debt balances have been classified as short term at September 30, 2009. The Company has no indication that it is in default of any such clauses, and none of the Company’s lenders have accelerated scheduled loan payments as a result of these provisions.

10. Stock-Based Compensation

The Company’s 2006 Stock Incentive Plan, or the 2006 Plan, is administered by the Company’s Board of Directors and provides for the grant of incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights and other stock-based awards. The Company’s officers, employees, consultants, advisors and directors are eligible to receive awards under the 2006 Plan; however, incentive stock options may only be granted to employees. Options granted are exercisable for a period determined by the Company, but in no event longer than ten years from the date of the grant. Options generally vest ratably over four years. There were 662 shares available to be granted under the 2006 Plan as of September 30, 2009.

Achillion Pharmaceuticals, Inc.

Notes to Financial Statements—(Continued)

(in thousands, except per share amounts)

(Unaudited)

A summary of the status of the Company’s stock option activity for the nine months ended September 30, 2009 is presented in the table and narrative below:

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2009	2,596	$4.45
Granted	125	0.92
Exercised	(2)	1.60
Cancelled/Forfeited	(52)	2.96
Outstanding at September 30, 2009	2,667	$4.32

Options exercisable at September 30, 2009	1,359	$5.40

Weighted-average fair value of options granted during the period		$0.63

The Company utilizes the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of assumptions which determine the fair value of the stock-based awards. The assumptions used to value options granted are as follows:

	For the Nine Months Ended
	September 30, 2009	September 30, 2008
Expected term of option	6.1 years	6.1 years
Expected volatility	79%	64%
Risk free interest rate	1.97%	2.67 – 3.48%
Expected dividend yield	0%	0%

Total compensation expense recorded in the accompanying statements of operations associated with option grants made to employees for the three months ended September 30, 2009 and 2008 was $468 and $588, respectively. Total compensation expense recorded in the accompanying statements of operations associated with option grants made to employees for the nine months ended September 30, 2009 and 2008 was $1,418 and $1,646, respectively. The Company recorded no tax benefit related to these options since the Company currently maintains a full valuation allowance on its deferred tax assets.

As of September 30, 2009, the intrinsic value of the options outstanding was $497, of which $21 related to vested options and $476 related to unvested options. The intrinsic value of stock options is calculated based on the difference between the exercise prices of the underlying awards and the quoted stock price of the Company’s common stock as of the reporting date.

As of September 30, 2009, the total compensation cost related to unvested options not yet recognized in the financial statements is approximately $2,419 net of estimated forfeitures, and the weighted average period over which this amount is expected to be recognized is 1.08 years.

11. Comprehensive Income (Loss)

The Company reports and presents comprehensive loss in accordance with ASC 220, Comprehensive Income, which establishes standards for reporting and display of comprehensive loss and its components in a full set of general purpose financial statements. The objective of the statement is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners (comprehensive loss). The Company’s other comprehensive loss arises from net unrealized gains (losses) on marketable securities.

Achillion Pharmaceuticals, Inc.

Notes to Financial Statements—(Continued)

(in thousands, except per share amounts)

(Unaudited)

Details relating to unrealized gains and losses and other comprehensive loss are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Net loss	$(6,391)	$(6,665)	$(19,206)	$(19,451)
Change in unrealized gain (loss) on marketable securities	(11)	7	(114)	(40)

Total comprehensive loss	$(6,402)	$(6,658)	$(19,320)	$(19,491)

12. Accounting Standards Updates

In December 2007, an update was made to ASC 808, Collaborative Arrangements, which prescribes the accounting for collaborations. It requires certain transactions between collaborators to be recorded in the income statement on either a gross or net basis within expenses when certain characteristics exist in the collaboration relationship. This update is effective for the Company’s collaborations existing after January 1, 2009. There was no impact to the Company’s financial statements upon adoption.

In December 2007, an update was made to ASC 805, Business Combinations which changes the accounting for business acquisitions and requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination, including contingent consideration; exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. This update is effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances occurring after December 31, 2008. The Company’s adoption did not have an impact on its financial statements but will have a material impact on the Company’s financial position and results of operations in the event that the Company enters into a business combination that falls within the scope of this pronouncement.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2009-01, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accounting Principles – a replacement of FASB Statement No. 162.” The FASB Accounting Standards Codification is intended to be the source of authoritative U.S. generally accepted accounting principles (GAAP) and reporting standards as issued by the FASB. Its primary purpose is to improve clarity and use of existing standards by grouping authoritative literature under common topics. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification does not change or alter existing GAAP and there was no impact on the Company’s financial position or results of operations as a result of adoption.

In October 2009, an update was made to ASC 605, Revenue Recognition, which provides accounting principles and application guidance on how revenue arrangements with multiple deliverables should be separated and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services for separate revenue recognition. Allocation of consideration is now based on management’s estimate of the selling price for an undelivered item where there is no other means to determine the fair value of that undelivered item. This update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the potential impact of this standard on its financial position and results of operations.

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

We have devoted and are continuing to devote substantially all of our efforts toward product research and development. We have incurred losses of $185 million from inception through September 30, 2009 and had an accumulated deficit of $199 million through September 30, 2009. Our net losses were $19.2 million and $19.5 million for the nine months ended September 30, 2009 and 2008, respectively. We have funded our operations primarily through:

•	proceeds from the sale of equity securities, including our initial public offering in October 2006 and a private placement of our common stock in August 2008;

•	borrowings from debt facilities; and

•	receipts from up-front and milestone payments, as well as cost-sharing receipts, from our collaboration partner, Gilead.

In July 2009, we entered into a Standby Equity Distribution Agreement (or SEDA) with YA Global Master SPV Ltd. pursuant to which we may, at our option, periodically sell YA Global shares of our common stock for a total purchase price of up to $15.0 million. For each share of common stock purchased under the SEDA, YA Global will pay us ninety-five percent of the lowest volume weighted average price of the common stock on the NASDAQ Global Market during the five consecutive trading days following our advance notice.

We expect to incur substantial and increasing losses for at least the next several years as we seek to:

•	continue clinical testing of ACH-1625;

•	determine the development plan for ACH-1095 and, if appropriate, initiate clinical trials with this compound; and

•	progress additional HCV drug candidates.

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

Financial Operations Overview

Revenue

To date, we have not generated revenue from the sale of any drugs. The majority of our revenue recognized to date has been derived from our collaboration with Gilead to develop compounds for use in treating chronic hepatitis C. During the nine months ended September 30, 2009 and 2008 we recognized $(355,000) and $1.1 million, respectively, under this collaboration agreement.

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

In May 2009, Gilead notified us that they do not intend to participate in the clinical development of ACH-1095 and therefore, we did not recognize any amortization of deferred revenue during the nine months ended September 30, 2009, as we are currently unable to accurately estimate our total performance obligations under the collaboration. We will determine if we are able to estimate our remaining total performance obligations when and if a new lead compound under the collaboration is identified.

Effective April 1, 2007, each party provides for the costs of their own full-time equivalents. External research costs continue to be shared equally by both parties. Through March 31, 2007, research and development expenses under our collaboration with Gilead, including internal full-time equivalent costs and external research costs, incurred by both companies prior to proof-of-concept, were borne equally by both parties. As we were providing the majority of those services and were incurring the majority of those expenses, we were the net recipient of funds under this cost-sharing portion of the arrangement and therefore recognized the reimbursed costs as revenue rather than research expense. For the quarter ended September 30, 2009, Gilead incurred a greater amount of external costs; therefore, we were the net payor of funds to Gilead under this portion of the arrangement.

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

We have established our current drug candidate pipeline primarily through our internal discovery capabilities except for elvucitabine, which we in-license. Through both these efforts we have identified and are developing the following drug candidates and programs:

•

ACH-1625, a Protease Inhibitor for Chronic Hepatitis C Infection. We are evaluating ACH-1625, a protease inhibitor for the treatment of chronic hepatitis C, in a phase I/Ib clinical trial to assess the compound’s safety, tolerability, pharmacokinetic properties and efficacy in healthy volunteers and HCV-infected subjects. ACH-1625 has demonstrated strong potency, unique pharmacokinetics and a good safety profile in preclinical studies, even at high doses. In the phase I/a segments of this clinical trial, ACH-1625 was demonstrated to be safe and well-tolerated at daily doses ranging from 50mg to 2000mg. We anticipate completing this phase I/Ib clinical trial in the first quarter of 2010 and plan to initiate a phase II/a clinical trial in 2010.

•

ACH-1095, a NS4A Antagonist for Chronic Hepatitis C Infection. We are evaluating ACH-1095 for the treatment of chronic hepatitis C. In preclinical and clinical studies, NS4A antagonists studied demonstrate potent inhibition of the replication of HCV, the virus that causes hepatitis C, by targeting a non-structural, or NS, viral protein called 4A. We believe these NS4A antagonists may offer several potential advantages compared to currently available treatments, including greater potency, a novel mechanism of action, lack of cross resistance and the potential for oral administration. We believe these compounds could be used in combination with the current standard of care, or with other therapies in development, to significantly improve treatment outcomes. Since November 2004, we have collaborated with Gilead under an exclusive license and collaboration agreement for the research, development and commercialization of compounds operating by this mechanism of action. In May 2009, Gilead indicated that it did not intend to initiate clinical development of ACH-1095. We believe that the compound should be advanced. Therefore, in September 2009, we entered into an amendment to our license and collaboration agreement with Gilead which allows us to continue to develop ACH-1095 independently, while the parties would jointly continue to advance additional compounds also operating by the NS4A mechanism of action. We anticipate requesting a pre-IND consultation with the FDA in the fourth quarter of 2009 to discuss the most appropriate clinical development path for the compound.

•

ACH-702 for Drug Resistant Bacterial Infections. ACH-702 is a preclinical candidate with potency against a broad spectrum of bacterial pathogens including methicillin-resistant staphylococcus aureus, or MRSA. We completed a pre-IND consultation with the FDA on the most appropriate clinical development program for ACH-702. While the FDA provided guidance on an appropriate path toward regulatory approval for topical administration for ACH-702, the Division of Anti-Infective and Ophthalmology Products referred our request for additional guidance on systemic administration of ACH-702 to the Division of Special Pathogen and Transplant Products, or the DSPTP. We have assessed our strategic and development options for ACH-702 and are considering pursuing other applications, including dermatologic and ophthalmic use, use in medical biofilms and use against drug resistant tuberculosis. At this time, we do not anticipate moving into clinical development of ACH-702 and we do not expect to invest significantly in the future development of this compound without a collaboration partner or other external funding source.

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

	Nine Months Ended September 30,
	2009	2008
	(in thousands)
Clinical candidate direct external costs:
ACH-1625 (and related compounds)	$4,261	$1,507
NS4A antagonists	283	972
ACH-702	95	214
Elvucitabine	885	2,794

	5,524	5,487
Direct internal personnel costs	4,868	5,547

Sub-total direct costs	10,393	11,034
Indirect costs and overhead	3,291	4,462

Total research and development	$13,684	$15,496

We are currently completing a phase I/Ib clinical trial of ACH-1625 and are completing the open-label extension of one phase II clinical trial for elvucitabine. From inception through September 30, 2009, we incurred approximately $20.4 million for ACH-1625, approximately $30.5 million in total costs for our NS4A antagonist program, approximately $20.6 million in total costs for ACH-702 and approximately $50.6 million in total costs for elvucitabine. These figures include our internal research and development personnel costs and related facilities overhead.

We estimate that the future expenses associated with early clinical development through proof of concept of ACH-1625, our HCV protease inhibitor, will be approximately $3.0 million, exclusive of internal personnel costs. We estimate that the future expense associated with early clinical development through proof-of-concept of ACH-1095 will be approximately $3.5 million, exclusive of internal personnel costs.

At this time, we do not anticipate moving into clinical development of ACH-702 and we do not expect to invest significantly in the future development of this compound without a collaboration partner or other external funding source. We currently estimate that the clinical trial costs for two phase III clinical trials of elvucitabine in different HIV populations will be approximately $50.0 million, exclusive of the internal personnel costs associated with conducting these trials; however, we currently do not plan to undertake these two Phase III trials for elvucitabine unless or until we enter into a collaboration agreement.

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

Critical Accounting Standards and Estimates

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

We believe the following critical accounting policies affect management’s more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition

We recognize revenue from contract research and development and research progress payments in accordance with ASC 605, Revenue Recognition. Revenue-generating research and development collaborations are often multiple element arrangements, providing for a license as well as research and development services. Such arrangements are analyzed to determine whether the deliverables, including research and development services, can be separated or whether they must be accounted for as a single unit of accounting. We recognize upfront license payments as revenue upon delivery of the license only if the license has standalone value and the fair value of the undelivered performance obligations can be determined. If the fair value of the undelivered performance obligations can be determined, such obligations would then be accounted for separately as performed. If the license is considered to either (i) not have standalone value or (ii) have standalone value but the fair value of any of the undelivered performance obligations cannot be determined, the arrangement would then be accounted for as a single unit of accounting and the upfront license payments are recognized as revenue over the estimated period of when our performance obligations are performed.

When we determine that an arrangement should be accounted for as a single unit of accounting, we must determine the period over which the performance obligations will be performed and revenue related to upfront license payments will be recognized. Revenue will be recognized using either a proportionate performance or straight-line method. We recognize revenue using the proportionate performance method provided that we can reasonably estimate the level of effort required to complete our performance obligations under an arrangement and such performance obligations are provided on a best-efforts basis. Under the proportionate performance method, periodic revenue related to up-front license payments is recognized as the percentage of actual effort expended in that period to total effort expected for all of our performance obligations under the arrangement. Actual effort is generally determined based upon actual direct labor hours or full-time equivalents incurred and include research and development activities performed by internal scientists. Total expected effort is generally based upon the total direct labor hours of full-time equivalents incorporated into the detailed budget and project plan that is agreed to by both parties to the collaboration. Significant management judgment is required in determining the level of effort required under an arrangement and the period over which we expect to complete the related performance obligations. In the event that a change in estimate occurs, the change will be accounted for using the cumulative catch-up method which provides for an adjustment to revenue in the current period. Estimates of our level of effort may change in the future, resulting in a material change in the amount of revenue recognized in future periods, including negative revenue in some periods. We revised our joint research program with Gilead in the first quarter of 2007 to focus on next-generation NS4A antagonists. At that time, we extended the period over which our remaining obligations under the arrangement would be completed. We and Gilead also agreed to continue to equally share external costs, but effective April 1, 2007, internal full-time equivalents are no longer subject to a cost sharing arrangement. Instead, each party bears the costs of their respective full-time equivalents. In addition, we also revised our joint research program with Gilead in the first quarter of 2009 to include a more complete series of preclinical studies, thereby increasing our total estimated efforts under the collaboration and extending the estimated period over which our remaining obligations under the arrangement would be completed. At this time, we cannot accurately estimate our future obligations under the collaboration and therefore, we are not recognizing revenue from upfront, milestone and FTE fees.

In September 2009, we and Gilead amended our collaboration arrangement so that we may continue to develop ACH-1095 independently during an “Interim Period,” while Gilead may join us in developing ACH-1095 at certain future points through clinical proof-of-concept, as defined. We will bear all costs associated with ACH-1095 development during the Interim Period. If Gilead elects to regain rights to ACH-1095, Gilead will reimburse us for all ACH-1095 development costs incurred during the Interim Period, and all original milestone and royalty payments described in the License Agreement will again apply to ACH-1095. Gilead is under no obligation to exercise any rights with respect to ACH-1095. If Gilead elects not to exercise its rights to ACH-1095 within forty-five (45) days after proof-of-concept, we shall gain all rights to ACH-1095 and Gilead will then have the right to designate a new lead compound.

As we are currently unable to accurately estimate our total performance obligations under the collaboration, we did not recognize any revenue related to the amortization of the upfront, milestone and FTE fees previously received under the collaboration during the nine months ended September 30, 2009. We will determine if we are able to estimate our remaining total performance obligations when and if a new lead compound under the collaboration is identified.

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

Reimbursement of costs is recognized as revenue provided the amounts are determinable and collection of the related receivable is reasonably assured. Amounts owed to Gilead for external costs are treated as contra revenue.

Stock-Based Compensation – Employee Stock-Based Awards

We apply ASC 718, Stock Compensation, which requires measurement and recognition of compensation expense for all stock-based awards made to employees and directors, including employee stock options and employee stock purchases under our 2006 ESPP Plan based on estimated fair values. We utilize the simplified method in developing an estimate of the expected term of “plain vanilla” share options.

We primarily grant qualified stock options for a fixed number of shares to employees with an exercise price equal to the market value of the shares at the date of grant. To the extent that the amount of the aggregate fair market value of qualified stock options that become exercisable for an individual exceeds $100,000 during any tax year, those stock options are treated as non qualified stock options. Under the fair value recognition provisions, stock-based compensation cost is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized during the nine months ended September 30, 2009 and 2008 includes compensation expense for stock-based awards granted prior to, but not yet vested as of December 31, 2005, as well as amounts related to the stock-based awards granted subsequent to December 31, 2005, based on the fair value on the grant date.

We utilize the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of assumptions which determine the fair value of the stock-based awards. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected term of stock options, the expected volatility of our stock and expected dividends. In addition, we are required to estimate forfeitures at the grant date and recognize compensation costs for only those awards that are expected to vest. Judgment is required in estimating the amount of stock-based awards that are expected to be forfeited.

If factors change and we employ different assumptions in future periods, the compensation expense that we record may differ significantly from what we have recorded in the current period. Therefore, we believe it is important for investors to be aware of the degree of subjectivity involved when using option pricing models to estimate share-based compensation. There is risk that our estimates of the fair values of our share-based compensation awards on the grant dates may differ from the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Certain share-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that is significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. Although the fair value of employee share-based awards is determined using an option pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

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

We apply the provisions of ASC 740, Income Taxes, which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return, including a decision whether to file or not file a return in a particular jurisdiction. Our financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts.

We do not have any unrecognized tax benefits as of September 30, 2009. We review all tax positions to ensure the tax treatment selected is sustainable based on its technical merits and that the position would be sustained if challenged.

Results of Operations

Results of operations may vary from period to period depending on numerous factors, including the timing of payments received under existing or future strategic alliances, joint ventures or financings, if any, the progress of our research and development projects, technological advances and determinations as to the commercial potential of proposed products.

Comparison of Three and Nine Months Ended September 30, 2009 and 2008

Revenue. Revenue was $(54,000) and $25,000 for the three months ended September 30, 2009 and 2008, respectively, and $(355,000) and $1.1 million for the nine months ended September 30, 2009 and 2008, respectively. The decrease in revenue in 2009 is due to the fact that there was no recognition of revenue related to the non-refundable upfront fee, pre-proof-of-concept milestone and FTE reimbursement under our collaboration with Gilead.

In the three months ended September 30, 2009, external costs incurred by Gilead exceeded external costs incurred by us, resulting in a net payable of $54,000 from us to Gilead.

Because we are currently unable to estimate our future performance obligations under our collaboration with Gilead, we have ceased recognizing revenue related to upfront, milestone and FTE payments previously received until we can reasonably estimate our total future performance obligations under the collaboration. We will determine if we are able to estimate our remaining future performance obligations when and if a new lead candidate under the collaboration is identified. Under the proportionate performance method, periodic revenue related to upfront license and milestone payments is recognized as the percentage of actual effort expended in that period to total effort expected for all of our performance obligations under the arrangement. Additionally, under the collaboration arrangement, external costs are shared equally by both parties and payments we make to Gilead are recognized as a reduction of revenue. Revenue for the three and nine months ended September 30, 2009 and 2008 is comprised as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Change	2009	2008	Change
	(in thousands)			(in thousands)
Gilead collaboration revenue	$(54)	$25	(79)	$(355)	$1,050	$(1,405)

Total revenue	$(54)	$25	(79)	$(355)	$1,050	$(1,405)

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

Research and Development Expenses. Research and development expenses were $4.5 million and $5.0 million for the three months ended September 30, 2009 and 2008, respectively, and $13.7 million and $15.5 million for the nine months ended September 30, 2009 and 2008, respectively. The decrease for the three and nine months ended September 30, 2009 was primarily due to lower outsourced research and consulting fees related to elvucitabine, ACH-1095 and ACH-702, combined with lower intellectual property costs and lower personnel costs resulting from our reduction in workforce. These decreases were offset by increased costs related to clinical testing of ACH-1625. In addition, during the nine months ended September 30, 2008, we paid an upfront license fee under our collaboration with FOB Synthesis that was not continued in 2009. We expect that research and development expenses will decrease somewhat during the remainder of 2009 as a result of our strategic prioritization of our pipeline. Research and development expenses for the three and nine months ended September 30, 2009 and 2008 are comprised as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Change	2009	2008	Change
Personnel costs	$1,302	$1,460	$(158)	$4,307	$4,847	$(540)
Stock based compensation	184	193	(9)	562	711	(149)
Outsourced research and supplies	2,148	2,349	(201)	5,724	6,420	(696)
Professional and consulting fees	198	259	(61)	999	1,262	(263)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Change	2009	2008	Change
Facilities costs	616	689	(73)	1,977	2,075	(98)
Travel and other costs	31	66	(35)	115	181	(66)

Total	$4,479	$5,016	$(537)	$13,684	$15,496	$(1,813)

General and Administrative Expenses. General and administrative expenses were $1.5 million and $1.6 million for the three months ended September 30, 2009 and 2008, respectively, and $4.7 million and $4.9 million for the nine months ended September 30, 2009 and 2008, respectively. The decrease for the nine months ended September 30, 2009 was primarily due to decreased business development consulting fees, and professional fees for legal and accounting services. We also incurred a decrease in stock compensation resulting from non-recurring, immediately vesting option grants in the third quarter of 2008. We expect that general and administrative expenses will remain substantially unchanged for the remainder of the year. General and administrative expenses for the three and nine months ended September 30, 2009 and 2008 are comprised as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Change	2009	2008	Change
Personnel costs	$513	$467	$46	$1,603	$1,443	$160
Stock based compensation	295	412	(117)	893	987	(94)
Professional and consulting fees	240	326	(86)	933	1,158	(225)
Facilities costs	299	319	(20)	872	926	(54)
Travel and other costs	112	90	22	359	397	(38)

Total	$1,459	$1,614	$(155)	$4,660	$4,911	$(251)

Restructuring Charges. Restructuring charges were $332,000 and $0 for the three and nine months ended September 30, 2009 and 2008, respectively. These charges consist primarily of employee severance payments and outplacement services resulting from the implementation of our restructuring plan in July 2009 which reduced employee headcount by approximately 25%.

Other Income (Expense). Interest income was $21,000 and $159,000 for three months ended September 30, 2009 and 2008, respectively. The decrease was primarily due to decreased average cash balances combined with lower interest rates. Interest expense was $124,000 and $269,000 for the three months ended September 30, 2009 and 2008, respectively. The decrease was primarily due to lower average debt facility balances outstanding in 2009.

Interest income was $170,000 and $612,000 for nine months ended September 30, 2009 and 2008, respectively. The decrease was primarily due to decreased average cash balances combined with lower interest rates. Interest expense was $451,000 and $828,000 for the nine months ended September 30, 2009 and 2008, respectively. The decrease was primarily due to lower average debt facility balances outstanding in 2009.

Tax Benefit. The State of Connecticut provides companies with the opportunity to forego certain research and development tax credit carryforwards in exchange for cash. The program provides for such exchange of the research and development credits at a rate of 65% of the annual incremental and non-incremental research and development credits, as defined. The amount of tax benefit we recognized in connection with this exchange program was $36,000 and $50,000 for the three months ended September 30, 2009 and 2008, respectively. The amount of tax benefit we recognized in connection with this exchange program was $106,000 and $122,000 for the nine months ended September 30, 2009 and 2008, respectively. The decreases from 2008 to 2009 were due to the decrease in eligible research and development costs, resulting primarily from near completion of elvucitabine phase II trials and reduced preclinical costs associated with ACH-702, offset by increased costs associated with ACH-1625 preclinical studies.

Liquidity and Capital Resources

Since our inception in August 1998, we have financed our operations primarily through the issuance of stock and borrowings under debt facilities, as well as through receipts from our collaboration with Gilead. Through September 30, 2009, we had received approximately $192.4 million in aggregate net proceeds from stock issuances, including convertible preferred stock, our initial public offering and our 2008 private placement, $19.1 million from Gilead under our collaboration agreement with them and approximately $22.1 million under debt facilities. As of September 30, 2009, amounts remain outstanding under the following debt facilities:

Lender	Date	Interest Rate (per annum)	Principal Amount	Maturity Date
Connecticut Innovations, Inc.	November 2000	7.50%	$1,400,000	September 2010
Webster Bank	May 2003	6.72 - 9.27	1,386,883	June 2006-Dec 2010
Oxford Finance Corporation	June 2007	11.58	400,000	June 2010
General Electric Capital Corporation	June 2007	11.58	400,000	June 2010
Oxford Finance Corporation	February 2008	9.97	2,500,000	March 2011
General Electric Capital Corporation	February 2008	9.97	2,500,000	March 2011

The amounts reflected above represent original maturities under our debt agreements. As of September 30, 2009, our debt balance was $3.8 million with a weighted average interest rate of 9.65%.

We had $15.3 million and $35.4 million in cash, cash equivalents and marketable securities as of September 30, 2009 and December 31, 2008, respectively. We regularly review our investments and monitor the financial markets. The recent distress in the financial markets has not had a significant impact on our financial position. As of September 30, 2009, our cash, cash equivalents and marketable securities included high-quality financial instruments, primarily money market funds, government sponsored bond obligations and government backed corporate debt securities which we believe are subject to limited credit risk.

Cash used in operating activities was $17.3 million for the nine months ended September 30, 2009 and was primarily attributable to our $19.2 million net loss and a decrease in accounts payable and accrued expenses, offset primarily by non-cash charges related to depreciation, amortization and non-cash stock based compensation and a decrease in prepaid expenses. Cash used in operating activities was $17.4 million for the nine months ended September 30, 2008 and was primarily attributable to our $19.5 million net loss and a decrease in deferred revenue primarily offset by non-cash charges related to depreciation, amortization and non-cash stock based compensation.

Cash provided by investing activities was $18.2 million for the nine months ended September 30, 2009 and was primarily attributable to the maturities of marketable securities partially offset by purchases of marketable securities. Cash provided by investing activities was $18.0 million for the nine months ended September 30, 2008 and was primarily attributable to the maturities of marketable securities partially offset by purchases of marketable securities.

Cash used in financing activities was $2.5 million for the nine months ended September 30, 2009 and was primarily attributable to repayments of debt. Cash provided by financing activities was $30.3 million for the nine months ended September 30, 2008 and was primarily attributable to $29.2 million in net proceeds from the sale of 10,714,655 units and $5.0 million in borrowing under our 2008 credit facility, offset by repayments of debt.

We expect to incur continuing and increasing losses from operations for at least the next several years as we seek to:

•	continue clinical testing of ACH-1625;

•	determine the development plan for ACH-1095 and, if appropriate, initiate clinical trials with this compound; and

•	progress additional HCV drug candidates.

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

We believe that our existing cash and cash equivalents, as augmented by the SEDA or additional financing activities, will be sufficient to meet our projected operating requirements through at least September 30, 2010. However, our funding resources and requirements may change and will depend upon numerous factors, including but not limited to:

•	the costs involved in the clinical development, manufacturing and formulation of ACH-1625;

•	the costs associated with executing the appropriate development path for ACH-1095;

•	the potential therapeutic uses and resulting partnership opportunities for ACH-702 that we may pursue;

•	our ability to enter into corporate collaborations and the terms and success of these collaborations;

•	the costs involved in obtaining regulatory approvals for our drug candidates;

•	the scope, prioritization and number of programs we pursue;

•	the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent and other intellectual property claims;

•	our ability to raise incremental debt or equity capital;

•	our acquisition and development of new technologies and drug candidates; and

•	competing technological and market developments currently unknown to us.

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

On July 29, 2009, we implemented a restructuring plan that reduced employee headcount by approximately 25% to approximately 40. The restructuring plan was implemented following a strategic assessment of our portfolio of therapeutic compounds. During the assessment, our management and board of directors determined that we would focus our discovery and development efforts on our HCV therapeutics. Based on this strategic assessment, we prioritized certain projects and assessed the staffing levels required to accomplish our revised goals, resulting in a reduction of staff.

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

Recently Issued Accounting Standards

In December 2007, an update was made to ASC 808, Collaborative Arrangements, which prescribes the accounting for collaborations. It requires certain transactions between collaborators to be recorded in the income statement on either a gross or net basis within expenses when certain characteristics exist in the collaboration relationship. This update is effective for our collaborations existing after January 1, 2009. There was no material impact to our financial statements upon adoption.

In December 2007, an update was made to ASC 805, Business Combinations, which changes the accounting for business acquisitions. This update requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination, including contingent consideration; exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. This update is effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances occurring after December 31, 2008. Our adoption did not have an impact on our financial statements but will likely have a material impact on our financial position and results of operations in the event that we enter into a business combination that falls within the scope of this pronouncement.

In June 2009, the Financial Accounting Standards Board, (“FASB”) issued Accounting Standards Update 2009-01, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accounting Principles – a replacement of FASB Statement No. 162.” The FASB Accounting Standards Codification is intended to be the source of authoritative U.S. generally accepted accounting principles (GAAP) and reporting standards as issued by the FASB. Its primary purpose is to improve clarity and use of existing standards by grouping authoritative literature under common topics. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification does not change or alter existing GAAP and there was no impact on our financial position or results of operations as a result of adoption.

In October 2009, an update was made to ASC 605, Revenue Recognition, which provides accounting principles and application guidance on how revenue arrangements with multiple deliverables should be separated and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services for separate revenue recognition. Allocation of consideration is now based on management’s estimate of the selling price for an undelivered item where there is no other means to determine the fair value of that undelivered item. This update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are currently evaluating the potential impact of this standard on our financial position and results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. Our exposure to market risk is confined to our cash, cash equivalents and marketable securities. We regularly review our investments and monitor the financial markets. We do not believe the recent distress in the financial markets has had a significant impact on our financial position. We invest in high-quality financial instruments, primarily money market funds, government sponsored bond obligations and government backed corporate debt securities, with the effective duration of the portfolio less than six months and no security with an effective duration in excess of 12 months, which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. Due to the short-term nature of our investments, we do not believe that we have any material exposure to interest rate risk or changes in credit ratings arising from our investments.

Capital Market Risk. We currently have no product revenues and depend on funds raised through other sources. One source of funding is through future equity offerings. Our ability to raise funds in this manner depends upon capital market forces affecting our stock price.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

No change in our internal control over financial reporting (as defined in Rules 13a–15(d) and 15d–15(d) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant losses since our inception in August 1998. As of September 30, 2009, our accumulated deficit was approximately $199 million. We have not generated any revenue from the sale of drug candidates to date. We expect that our annual operating losses will increase substantially over the next several years as we expand our research, development and commercialization efforts, including as we:

•	continue clinical testing of ACH-1625;

•	determine the development plan for ACH-1095 and, if appropriate, initiate clinical trials with this compound; and

•	progress additional HCV drug candidates.

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

We believe that our existing cash and cash equivalents, as augmented by the SEDA or other financing activities, will be sufficient to support our current operating plan through at least September 30, 2010. Our operating plan may change as a result of many factors, including:

•	the costs involved in the clinical development, manufacturing and formulation of ACH-1625;

•	the costs associated with development of ACH-1095, to be determined after a planned FDA consultation;

•	the potential therapeutic uses and resulting partnership opportunities for ACH-702 we may pursue;

•	our ability to enter into corporate collaborations and the terms and success of these collaborations;

•	the costs involved in obtaining regulatory approvals for our drug candidates;

•	the scope, prioritization and number of programs we pursue;

•	the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent and other intellectual property claims;

•	our ability to raise incremental debt or equity capital, including any changes in the credit market that may impact our ability to obtain capital in the future;

•	our acquisition and development of new technologies and drug candidates; and

•	competing technological and market developments currently unknown to us.

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

We may seek additional financing through a combination of private and public equity offerings, debt financings and collaboration, strategic alliance and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities or through SEDA advances, your ownership interest will be diluted, and the terms may include adverse liquidation or other preferences that adversely affect your rights as a stockholder. For example, in August 2008, we issued in a private placement 10,714,655 shares of our common stock, plus common stock warrants to purchase a total of 2,678,644 additional shares of stock, resulting in gross proceeds to us of $31.1 million but which substantially diluted our existing stockholders. Stockholders will be further diluted if, and to the extent, any investors exercise their warrants. Debt financing, if available, may involve covenants that limit or restrict our ability to take specific actions such as incurring additional debt, making capital expenditures or declaring dividends, or may involve immediate repayment of the debt under certain circumstances. For example, each of our debt agreements contains certain subjective acceleration clauses, such that upon the occurrence of a material adverse change in our financial condition, business or operations in the view of the lenders, amounts outstanding under the agreement may become immediately due and payable. If we raise additional funds through collaboration, strategic alliance and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or drug candidates, or grant licenses on terms that are not favorable to us.

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

We have invested a significant portion of our efforts and financial resources in the development of our HCV candidates, ACH-1625 and ACH-1095, for the treatment of chronic hepatitis C infection. Our ability to generate revenues will depend heavily on the successful development and commercialization of these drug candidates. The development and commercial success of these drug candidates will depend on several factors, including the following:

•	our ability to provide acceptable evidence of the safety and efficacy of these drug candidates in current and future clinical trials;

•	our ability to develop a drug formulation that will deliver the appropriate drug exposures in longer term clinical trials;

•	receipt of marketing approvals from the FDA and similar foreign regulatory authorities;

•	establishing commercial manufacturing arrangements with third-party manufacturers;

•	launching commercial sales of the drugs, whether alone or in collaboration with others;

•	acceptance of the drug in the medical community and with third-party payors; and

•	our ability to identify, enter into and maintain collaboration agreements with appropriate strategic partners for our compounds.

We plan to request a pre-IND consultation with the FDA in the fourth quarter of 2009 to discuss the most appropriate development path for ACH-1095. There can be no assurance that we will gain the agency’s approval for the future clinical advancement of ACH-1095, and if we are not able to advance ACH-1095, our business may be significantly harmed. Even if successful in gaining FDA approval to advance to human clinical trials, the clinical development timelines and costs may be greater than anticipated. Further, there can be no assurance that planned long term toxicology studies in animals will indicate a safety and tolerability profile appropriate for continued dosing in human subjects.

We initiated a phase Ia/Ib human clinical trial for our HCV candidate, ACH-1625, in June 2009 and announced phase I data in September 2009. Positive results from this clinical trial or in preclinical studies of a drug candidate may not be predictive of similar results in human clinical trials, and promising results from early clinical trials of a drug candidate may not be replicated in later clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in early-stage development. Accordingly, the results from the completed preclinical studies or the completed phase Ia segments of the clinical trial for ACH-1625 may not be predictive of the results we may obtain in the currently on-going phase I/Ib clinical trial or in later stage trials. We do not expect any of our drug candidates to be commercially available for at least several years, if at all.

We have recently reduced our staff level and eliminated certain personnel and other costs, which could significantly adversely affect our ability to continue to discover and develop compounds in our pipeline.

In July 2009, our management team and board of directors concluded that we would focus our discovery and development efforts in certain key areas, primarily focused on our HCV therapeutics. Based on that strategic assessment, we prioritized certain projects and assessed the staffing levels required to accomplish our goals in those key areas. As a result, in July 2009 we implemented a restructuring plan that reduced employee headcount to approximately 40.

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

We may not able to determine the most appropriate therapeutic use for ACH-702, or determine and execute a successful business strategy pursuant to that use.

Following preclinical studies, we completed a pre-IND consultation with the FDA on the most appropriate clinical development program for ACH-702. While the FDA provided guidance on an appropriate path toward regulatory approval for topical administration for ACH-702, the Division of Anti-Infective and Ophthalmology Products referred our request for additional guidance on systemic administration of ACH-702 to the DSTPP. We have assessed our strategic and development options for ACH-702 and are considering pursuing other applications including dermatologic and ophthalmic use, use in biofilms and use against drug resistant tuberculosis. At this time, we do not anticipate moving into clinical development of ACH-702 and we do not expect to invest significantly in the future development of this compound without a collaboration partner or other external funding source. However, we may be unable to find an appropriate collaboration partner or other funding source for this program.

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

Risks Relating to Our Securities

We may be required to dilute our existing stockholders further in connection with capital raising activities. Additionally, the market price of our common stock may fall due to the increased number of shares available in the public market.

In connection with capital raising activities, we may be required to dilute our existing stockholders substantially. For example, upon the closing of our private placement on August 12, 2008, we issued to a group of institutional investors a total of 10,714,655 shares of our common stock, plus common stock warrants to purchase a total of 2,678,664 additional shares of common stock. The issuance of these shares and warrants resulted in substantial dilution to stockholders who held our common stock prior to the private placement. All of the shares of common stock we issued, as well as those shares issuable upon exercise of the warrants, are freely tradable pursuant to a registration statement filed with the SEC that was declared effective by the SEC on October 30, 2008, making such shares available for immediate resale in the public market.

In addition, in October 2009, we filed a shelf registration statement on Form S-3 covering common stock, preferred stock and/or warrants that we may issue from time to time. If we issue securities pursuant to this shelf registration statement, these securities would be available for immediate resale in the public market.

The market price of our common stock could fall due to an increase in the number of shares available for sale in the public market.

There are substantial risks associated with the Standby Equity Distribution Agreement with YA Global Investments, L.P. which could contribute to the decline of our stock price and have a dilutive impact on our existing stockholders.

We entered into a Standby Equity Distribution Agreement with YA Global Master SPV Ltd. on July 1, 2009 whereby we have the option, at our sole discretion, to sell up to $15.0 million of common stock to YA Global. The sale of shares of our common stock pursuant to the SEDA will have a dilutive impact on our stockholders. Any shares we issue pursuant to the SEDA are registered securities, and YA Global may re-sell some, if not all, of the shares we issue to them under the SEDA and such sales could cause the market price of our common stock to decline significantly with advances under the SEDA. To the extent of any such decline, any subsequent advances would require us to issue a greater number of shares of common stock to YA Global Investments, L.P. in exchange for each dollar of the advance. Under these circumstances, our existing stockholders would experience greater dilution. Although YA Global is precluded from short sales, the sale of our common stock under the SEDA could encourage short sales by third parties, which could contribute to the further decline of our stock price.

Our executive officers, directors and principal stockholders own a large percentage of our voting common stock and could limit our stockholders’ influence on corporate decisions or could delay or prevent a change in corporate control.

As of November 2, 2009, our directors, executive officers and current holders of more than 5% of our outstanding common stock, together with their affiliates and related persons, beneficially own, in the aggregate, approximately 84% of our outstanding common stock. As a result, these stockholders, if acting together, have the ability to determine the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets and other extraordinary transactions. The interests of this group of stockholders may not always coincide with our corporate interests or the interest of other stockholders, and they may act in a manner with which you may not agree or that may not be in the best interests of other stockholders. This concentration of ownership may have the effect of:

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

The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future. During the period from January 1, 2007 to September 30, 2009, our closing stock price has ranged from a low of $0.68 to a high of $19.61. Market prices for securities of early stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the results of our on-going and planned clinical trials of ACH-1625;

•	the outcome of our pre-IND consultation with the FDA and the determination of the appropriate development path for ACH-1095;

•	the entry into, modification of, or termination of key agreements, or any new collaboration agreement we may enter;

•	the results of regulatory reviews relating to the approval of our drug candidates;

•	the initiation of, material developments in, or conclusion of litigation to enforce or defend any of our intellectual property rights;

•	failure of any of our drug candidates, if approved, to achieve commercial success;

•	general and industry-specific economic conditions that may affect our research and development expenditures;

•	the results of clinical trials conducted by others on drugs that would compete with our drug candidates;

•	the failure or discontinuation of any of our research programs;

•	issues in manufacturing our drug candidates or any approved products;

•	the introduction of technological innovations or new commercial products by us or our competitors;

•	changes in estimates or recommendations by securities analysts who cover our common stock;

•	future sales of our common stock;

•	changes in the structure of health care payment systems;

•	period-to-period fluctuations in our financial results; and

•	low trading volume of our common stock.

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

At September 30, 2009, we had $9.4 million in cash and cash equivalents and $5.9 million in marketable securities consisting of U.S. government and agency securities and FDIC guaranteed commercial paper held by a major banking institution.

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

Prior to our initial public offering in 2006, as a private company with limited resources, we maintained a small finance and accounting staff. As a public company, the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, as well as the rules of the Nasdaq Global Market, have required us to implement additional corporate governance practices and adhere to a variety of reporting requirements and complex accounting rules. Compliance with these public company obligations places significant additional demands on our limited number of finance and accounting staff and on our financial, accounting and information systems. In particular, as a public company, our management is required to conduct an annual evaluation of our internal controls over financial reporting and include a report of management on our internal controls in our annual reports on Form 10-K. If we are unable to continue to conclude that we have effective internal controls over financial reporting, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock.

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

We have entered into a collaboration arrangement with Gilead for the development and commercialization of certain of our HCV compounds involving NS4A antagonism, and we may enter into additional collaborative arrangements in the future. For example, we currently plan to enter into an alliance for the phase III development and commercialization of elvucitabine. Given the limited number of global pharmaceutical companies which currently develop and market drugs for the treatment of HIV, and the strategic need for elvucitabine to be suitable for co-formulation with drugs already marketed or under development by a potential partner, the number of potential partners is relatively small. To date we have been unsuccessful in partnering with the major pharmaceutical companies with whom we have had on-going discussions. We are continuing partnering efforts with regional companies and institutions, including those in Asia, South America, South Africa and elsewhere. If we are not successful in forming an alliance before the completion of the currently ongoing trial extensions, we do not plan to enter phase III clinical trials and would not independently pursue further development or commercialization of elvucitabine. In addition, we do not anticipate moving into clinical development of ACH-702 and we do not expect to significantly invest in the future development of this compound without a collaboration partner or other external funding source. We also may enter into alliances with major biotechnology or pharmaceutical companies to jointly develop other specific drug candidates and to jointly commercialize them if they are approved. In such alliances, we would expect our biotechnology or pharmaceutical collaborators to provide substantial funding, as well as significant capabilities in clinical development, regulatory affairs, marketing and sales. We may not be successful in entering into any such alliances on favorable terms, if at all. Even if we do succeed in securing such alliances, we may not be able to maintain them if, for example, development or approval of a drug candidate is delayed or sales of an approved drug are disappointing. Furthermore, any delay in entering into collaboration agreements could delay the development and commercialization of our drug candidates and reduce their competitiveness even if they reach the market. Any such delay related to our collaborations could adversely affect our business.

If a collaborative partner terminates or fails to perform its obligations under agreements with us, the development and commercialization of our drug candidates could be delayed or terminated.

If Gilead or another, future collaborative partner does not devote sufficient time and resources to collaboration arrangements with us, we may not realize the potential commercial benefits of the arrangement, and our results of operations may be adversely affected. For example, in May 2009, Gilead notified us that they do not intend to initiate clinical development of ACH-1095. Although we subsequently amended our collaboration so that we may continue to develop ACH-1095, subject to certain rights of Gilead, had we not come to an agreed upon arrangement, the program would have been terminated, and our business may have been significantly harmed. In addition, if any existing or future collaboration partner were to breach or terminate its arrangements with us, the development and commercialization of the affected drug candidate could be delayed, curtailed or terminated because we may not have sufficient financial resources or capabilities to continue development and commercialization of the drug candidate on our own. Under our collaboration agreement with Gilead, Gilead may terminate the collaboration for any reason at any time upon 30 days notice. If Gilead were to exercise this right, the development and commercialization of our NS4A compounds for HCV infection would be adversely affected.

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

In addition, a collaborator may decide to pursue a competitive drug candidate developed outside of the collaboration. In particular, Gilead is currently developing other products for the treatment of chronic hepatitis C, and the results of its development efforts could affect its commitment to our drug candidates. For example, if Gilead pursues the development of a backup compound or another product for chronic hepatitis C, its development efforts could affect their desire to rejoin us in the future development of ACH-1095. If a collaboration partner fails to develop or effectively commercialize drug candidates or drugs for any of these reasons, we may not be able to replace the collaboration partner with another partner to develop and commercialize a drug candidate or drugs under the terms of the collaboration. We may also be unable to obtain, on terms acceptable to us, a license from such collaboration partner to any of its intellectual property that may be necessary or useful for us to continue to develop and commercialize a drug candidate.

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

Risks Related to the Development of Our Drug Candidates

All of our drug candidates are still in the early stages of development and remain subject to clinical testing and regulatory approval. If we are unable to successfully develop, test and commercialize our drug candidates, we will not be successful.

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

We, and a number of other companies in the pharmaceutical and biotechnology industries, have suffered significant setbacks in later stage clinical trials even after achieving promising results in early-stage development. For example, in February 2007, we announced that we discontinued further clinical development of ACH-806, our first NS4A candidate, which was determined to have positive antiviral effect in a proof-of-concept clinical trial in HCV infected patients, but also to elevate serum creatinine levels, a marker of kidney function. There can be no assurance that we have identified the source of the serum creatinine elevation and that we will not see a similar outcome in human clinical trials with that program’s successor compound, ACH-1095 or that observations in preclinical studies of ACH-1095 in one species may not limit or even preclude its clinical use. Accordingly, there can be no assurance that this, or another type of toxicity, will not arise in future clinical trials.

Additionally, the results from the completed preclinical studies and clinical trials and ongoing clinical trials for ACH-1625, ACH-1095, elvucitabine, ACH-702 and our other drug candidates may not be predictive of the results we may obtain in later stage trials. We have assessed our strategic and development options for ACH-702 and are considering pursuing other applications including dermatologic and ophthalmic use, use in biofilms and use against drug resistant tuberculosis. At this time, we do not anticipate moving into clinical development of ACH-702 and we do not expect to invest significantly in the future development of this compound without a collaboration partner or other external funding source. We anticipate requesting a pre-IND consultation with the FDA to discuss the most appropriate clinical development path for ACH-1095. There can be no assurance that we will gain the agency’s approval for the future clinical advancement of ACH-1095, and if we are not able to advance ACH-1095, our business may be significantly harmed. Even if successful in gaining FDA approval to advance to human clinical trials, the clinical development timelines and costs may be greater than anticipated. Further, there can be no assurance that planned long term toxicology studies in animals will indicate a safety and tolerability profile appropriate for continued dosing in human subjects. We do not expect any of our drug candidates to be commercially available for several years.

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

In the United States, at both the federal and state levels, the government regularly proposes legislation to reform health care and its cost, and such proposals have received increasing political attention. Congress is considering legislation to reform the U.S. health care system by expanding health insurance coverage, reducing health care costs and making other changes. While health care reform may increase the number of patients who have insurance coverage for the use of any approved drug candidate, it may also include changes that adversely affect reimbursement for approved drug candidates. In addition, there has been, and we expect that there will continue to be, federal and state proposals to constrain expenditures for medical products and services, which may affect payments for any of our approved products. The Centers for Medicare and Medicaid Services frequently change product descriptors, coverage policies, product and service codes, payment methodologies and reimbursement values. Third-party payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates and may have sufficient market power to demand significant price reductions. As a result of actions by these third-party payors, the health care industry is experiencing a trend toward containing or reducing costs through various means, including lowering reimbursement rates, limiting therapeutic class coverage and negotiating reduced payment schedules with service providers for drug products.

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

As of September 30, 2009, our patent portfolio included a total of 230 patents and patent applications worldwide. We own or hold exclusive licenses to a total of 13 U.S. issued patents and 27 U.S. pending provisional and non-provisional patent applications, as well as 190 pending PCT applications and associated non-US patents and patent applications. Our success depends in part on our ability to obtain patent protection both in the United States and in other countries for our drug candidates. Our ability to protect our drug candidates from unauthorized or infringing use by third parties depends in substantial part on our ability to obtain and maintain valid and enforceable patents. Due to evolving legal standards relating to the patentability, validity and enforceability of patents covering pharmaceutical inventions and the scope of claims made under these patents, our ability to maintain, obtain and enforce patents is uncertain and involves complex legal and factual questions. Accordingly, rights under any issued patents may not provide us with sufficient protection for our drug candidates or provide sufficient protection to afford us a commercial advantage against competitive products or processes. In addition, we cannot guarantee that any patents will issue from any pending or future patent applications owned by or licensed to us. Even if patents have issued or will issue, we cannot guarantee that the claims of these patents are or will be valid or enforceable or will provide us with any significant protection against competitive products or otherwise be commercially valuable to us. Patent applications in the United States are maintained in confidence for up to 18 months after their filing. In some cases, however, patent applications remain confidential in the U.S. Patent and Trademark Office, which we refer to as the U.S. Patent Office, for the entire time prior to issuance as a U.S. patent. Similarly, publication of discoveries in the scientific or patent literature often lag behind actual discoveries. Consequently, we cannot be certain that we or our licensors or co-owners were the first to invent, or the first to file patent applications on, our drug candidates or their use as anti-infective drugs. In the event that a third party has also filed a U.S. patent application relating to our drug candidates or a similar invention, we may have to participate in interference proceedings declared by the U.S. Patent Office to determine priority of invention in the United States. The costs of these proceedings could be substantial and it is possible that our efforts would be unsuccessful, resulting in a loss of our U.S. patent position. Furthermore, we may not have identified all U.S. and foreign patents or published applications that affect our business either by blocking our ability to commercialize our drugs or by covering similar technologies that affect our drug market.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES

On July 1, 2009, we entered into a SEDA with YA Global Master SPV Ltd. pursuant to which we may, at our sole and exclusive option, periodically sell to YA Global shares of our common stock. In connection with the SEDA, on July 1, 2009, we issued YA Global 191,302 shares of our common stock in lieu of a payment of $300,000 commitment fee.

In connection with the issuance, we relied upon the exemption from securities registration afforded by section 4(2) of the Securities Act in that the issuance of securities to the recipient did not involve a public offering. No advertising or general solicitation was employed in offering the securities.

ITEM 6.	EXHIBITS

10.1†	Amendment Number 3 to Research Collaboration and License Agreement, dated November 24, 2004 by and between the Registrant and Gilead, Inc., dated September 2, 2009.

31.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

†	Confidential treatment requested as to certain portions which portions have been filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACHILLION PHARMACEUTICALS, INC.

Date: November 6, 2009	/S/ MICHAEL D. KISHBAUCH
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2009	/S/ MARY KAY FENTON
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1†	Amendment Number 3 to Research Collaboration and License Agreement, dated November 24, 2004 by and between the Registrant and Gilead, Inc., dated September 2, 2009.

31.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.