Form 10-K
period 2009-12-31
ACHILLION PHARMACEUTICALS INC
filed 2010-03-11
CIK 1070336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant on June 30, 2009 was approximately $32,102,190 based on the closing price of such stock as reported by the NASDAQ Global Market on June 30, 2009.

As of March 9, 2010, the registrant had 38,521,896 shares of Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III (except for information required with respect to our executive officers, which is set forth under “Part I, Item 1—Business—Executive Officers of the Registrant”) and the information required by Item 5 relating to our equity compensation plans have been omitted from this report, as we expect to file with the Securities and Exchange Commission, not later than 120 days after the close of our fiscal year ended December 31, 2009, a definitive proxy statement for our annual meeting of stockholders to be held on June 10, 2010. The information required by Items 10, 11, 12, 13 and 14 of Part III and the information required by Item 5 relating to our equity compensation plans, which will appear in our definitive proxy statement, are incorporated by reference into this report.

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

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of innovative treatments for infectious diseases. Within the anti-infective market, we are currently concentrating on the development of antivirals for the treatment of chronic hepatitis C and the development of antibacterials for the treatment of resistant bacterial infections. We are currently focusing our efforts on developing three HCV drug candidates in two distinct classes: ACH-1625, a protease inhibitor for the treatment of chronic hepatitis C currently in phase Ib clinical testing, ACH-1095, a NS4A antagonist also for the treatment of chronic hepatitis C, which has been developed in collaboration with Gilead Sciences, Inc., or Gilead, currently in late stage preclinical testing, and ACH-2684, a high-potency protease inhibitor currently in preclinical testing. In addition, we have established a pipeline of certain other product candidates for which we are currently seeking additional appropriate collaborative partners, but to which we are not devoting significant resources at this time. These product candidates include ACH-702 for the treatment of serious bacterial infections and elvucitabine for the treatment of HIV infection.

We have established our current drug candidate pipeline through our internal discovery capabilities except for elvucitabine, which we in-licensed. Through these efforts we have identified and are developing the following drug candidates:

•

ACH-1625, a Protease Inhibitor for Chronic Hepatitis C Infection. We are evaluating ACH-1625, a protease inhibitor for the treatment of chronic hepatitis C, in a phase 1/b clinical trial to assess the compound’s safety, tolerability, pharmacokinetic properties and efficacy in healthy volunteers and HCV-infected subjects. ACH-1625 has demonstrated strong potency, unique pharmacokinetics and a good safety profile in preclinical studies. In both the phase 1a segments and the two phase 1b segments of a recent clinical trial, ACH-1625 was demonstrated to be safe and well-tolerated at total daily doses ranging from 50mg to 2000mg. Further, ACH-1625 was demonstrated to significantly reduce viral load in HCV patients by 3.94log10 and 4.25log10 at doses of 600 mg twice daily and 500 mg twice daily, respectively.

•

ACH-1095, a NS4A Antagonist for Chronic Hepatitis C Infection. We are also evaluating ACH-1095 for the treatment of chronic hepatitis C. In preclinical and clinical studies, NS4A antagonists demonstrate potent inhibition of the replication of HCV, the virus that causes hepatitis C, by targeting a non-structural, or NS, viral protein called 4A. We believe these NS4A antagonists may offer several potential advantages compared to currently available treatments, including greater potency, a novel mechanism of action, and lack of cross resistance. We believe these compounds could be used in combination with the current standard of care, or with other therapies in development, to significantly improve treatment outcomes. Since November 2004, we have collaborated with Gilead under an exclusive license and collaboration agreement for the research, development and commercialization of compounds operating by this mechanism of action. In May 2009, Gilead indicated that it did not intend to initiate clinical development of ACH-1095. We believe that the compound should be advanced. Therefore, in September 2009, we entered into an amendment to our license and collaboration agreement with Gilead which allows us to continue to develop ACH-1095 independently, and also provides that Gilead and Achillion will continue to advance additional compounds operating by the NS4A mechanism of action. We anticipate that we will file an IND for ACH-1095 near the end of 2010.

•

ACH-2684, a High-Potency Protease Inhibitor for Chronic Hepatitis C Infection. We are evaluating a third compound for the treatment of chronic HCV infection. In preclinical studies ACH-2684 has demonstrated excellent potency in the low pico-molar range, as well as good pharmacokinetic and safety profiles in preclinical studies. The potency and virology profiles of ACH-2684 demonstrate that it effectively suppresses a broad range of natural variants of the hepatitis C virus, and may be effective in prevention and treatment of emerging resistant variants. This compound also retains potent activity against all genotypes. The very high potency of ACH-2684 was achieved by designing the compound to optimize the way in which it binds with NS3 protease. In vitro, ACH-2684 can be used in combination with other HCV inhibitors, and is synergistic with NS5B nucleoside polymerase inhibitors. ACH-2684 is currently undergoing IND-enabling preclinical testing.

•

ACH-702 for Drug Resistant Bacterial Infections. ACH-702 is a preclinical candidate with potency against a broad spectrum of bacterial pathogens including methicillin-resistant staphylococcus aureus, or MRSA. We have completed a pre-IND consultation with the FDA on the most appropriate clinical development program for ACH-702. While the FDA provided guidance on an appropriate path toward regulatory approval for topical administration for ACH-702, the Division of Anti-Infective and Ophthalmology Products referred our request for additional guidance on systemic administration of ACH-702 to the Division of Special Pathogen and Transplant Products, or the DSPTP. We have assessed our strategic and development options for ACH-702 including pursuing other applications, such as dermatologic and ophthalmic use, use in medical biofilms and use against drug resistant tuberculosis. At this time, we do not anticipate moving into clinical development of ACH-702 and we do not expect to invest significantly in the future development of this compound without a collaboration partner or other external funding source.

•

Elvucitabine for HIV Infection. Elvucitabine is an antiviral being developed for the treatment of HIV infection. We have evaluated elvucitabine in phase II clinical trials to further explore its safety and efficacy in HIV-infected patients up to 96-weeks of treatment, and the open-label extension of one trial remains on-going through 2010. We recently licensed rights to develop and commercialize elvucitabine in China to GCA Therapeutics Ltd (GCAT). We retain development and marketing rights to elvucitabine in other territories, and we are currently seeking other collaboration arrangements for development and commercialization of elvucitabine in South Africa and South America. We do not plan to clinically advance elvucitabine independently.

We intend to focus on the discovery of new drug candidates through our extensive expertise in virology, microbiology and synthetic chemistry. Although significant additional funding and research and development will be required following the discovery of any new drug candidate, we believe our drug discovery capabilities will allow us to further expand our product candidate portfolio, providing us with strong growth potential and, over time, reducing our reliance on the success of any single drug candidate.

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

Our Strategy

Our objective is to become a leading infectious disease-focused biopharmaceutical company. In order to achieve our objective, we intend to:

•

Advance the Development of Our Current HCV Drug Candidates. We are developing three compounds for the treatment of chronic hepatitis C: ACH-1625, our protease inhibitor, ACH-1095, our NS4A antagonist, which was developed under a collaboration and exclusive license arrangement with Gilead but which we are now advancing independently, and ACH-2684, our high-potency protease inhibitor. In particular, in the next twelve months, we expect to:

•	continue clinical testing of ACH-1625;

•	finalize the clinical development plan for ACH-1095 and complete necessary chemistry, manufacturing and control activities in order to file an IND for this compound;

•	complete IND-enabling preclinical testing of ACH-2684; and

•	identify and progress additional drug candidates.

•

Accelerate Growth Through Selective Collaborations. We intend to establish strategic collaborations where we believe we can accelerate the development or maximize the value of our drug candidates by utilizing the financial, clinical development, manufacturing and/or commercialization strengths of leading biotechnology or pharmaceutical companies as well as regional institutions or companies. For example, we entered into a collaboration with Gilead in 2004 for the development and commercialization of certain of our HCV compounds demonstrating a mechanism of action we call NS4A antagonism, pursuant to which we received a significant up-front payment and are due milestones and royalties. In addition, we recently entered a license arrangement with GCA Therapeutics Ltd. to develop and commercialize elvucitabine in China. We continue to seek similar partnership arrangements for elvucitabine in other geographic locations. We are also seeking appropriate development partners for ACH-702 for ophthalmic and other uses. We may also seek to accelerate program development through affiliations with governmental, educational or other not-for-profit funding sources.

•

Expand our Infectious Disease Portfolio. We intend to leverage our expertise in synthetic chemistry, virology and microbiology to quickly and efficiently discover and develop additional anti-infective compounds. Our research team designated clinical lead candidates in our HCV NS4A program (both ACH-806, a discontinued drug candidate, and ACH-1095, its successor compound with a similar mechanism of action), our HCV protease program (ACH-1625), our high-potency protease inhibitor (ACH-2684) and our antibacterial program (ACH-702) in fewer than 24 months from program inception.

We have spent substantial research and development funds to develop our product pipeline and expect to continue to do so in the future. We incurred approximately $18.4 million, $21.0 million and $27.2 million in research and development costs for the years ended December 31, 2009, 2008 and 2007, respectively.

Our Drug Candidates

The following table summarizes key information regarding our drug candidates:

Drug Candidate/ Indication	Target	Stage of Development	Current Status	Current Marketing Rights
ACH-1625 Chronic Hepatitis C Infection	HCV NS3 protease	Phase Ib	Completing additional dosing cohorts in Phase 1b clinical trial and preparing for Phase 2a clinical trial	Achillion

ACH-1095 Chronic Hepatitis C Infection	HCV NS4A	Preclinical	Preparing IND application	Gilead Sciences*

ACH-2684 Chronic Hepatitis C Infection	HCV NS3 protease	Preclinical	Late-stage preclinical studies	Achillion

ACH-702 Resistant Bacterial Infections	Triple target of gyrase, topoisomerase IV, and DNA primase	Preclinical	Seeking a collaboration partner	Achillion

Elvucitabine HIV Infection	HIV reverse transcriptase	Phase II extension	Seeking collaboration partners for the rest of the world	GCAT in China; Achillion in the rest of the world

*	Gilead maintains a right to opt-in to clinical development and commercialization of ACH-1095 after phase 1b proof-of-concept.

ACH-1625, a Protease Inhibitor for Chronic Hepatitis C Infection

Our HCV protease inhibitor, ACH-1625, was discovered by our internal research team. The compound has demonstrated strong in vitro potency and a good safety profile in animals, and in a recently completed phase 1a/1b clinical trial, has demonstrated efficacy and safety in human subjects infected with HCV.

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

We believe ACH-1625 and its back-up compounds have the following benefits:

•

Potency and Specificity. Data obtained in the standard laboratory assays used to determine anti-HCV activity against the genotype 1 virus demonstrate that ACH-1625 has potency in vitro in a range similar to the published data on Boehringer Ingelheim’s protease inhibitor (BILN-2061), and several times greater potency in vitro than either the Merck/Schering-Plough (boceprevir) or Vertex (telaprevir) HCV protease inhibitors under clinical development. In addition, in preclinical studies, ACH-1625 demonstrates no cross resistance with other classes of inhibitors in development.

•

Safety. In laboratory and animal studies, ACH-1625 has demonstrated high safety margins, meaning the amount of drug exposure in animals is many times higher than the concentrations required to inhibit the HCV virus, and has minimal dose-related side effects. In recent human clinical trials, ACH-1625 was demonstrated to be safe and well-tolerated over a five-day dosing period.

•

Pharmacokinetics. In laboratory and animal studies, ACH-1625 is rapidly and extensively partitioned to the liver, the organ of infection in HCV. After oral dosing, the liver concentration of ACH-1625 at the twenty-four hour time point exceeds the EC50 observed in the replicon assay. Based upon these data, we believe ACH-1625 could be dosed orally once daily.

•

Potential for Combination Treatment. Because ACH-1625 is a member of a known and extensively studied drug class, we believe our protease inhibitor, ACH-1625, is well positioned for evaluation as a treatment for chronic hepatitis C in combination with the current standard of care and/or in combination with other direct acting antivirals.

Clinical Development History

In June 2009, we initiated dosing in a randomized, double-blind, placebo-controlled phase 1a/1b clinical trial to investigate the safety, tolerability, pharmacokinetic profile and antiviral activity of ACH-1625 after single and multiple ascending oral doses in healthy volunteers and oral repeat doses for 5 days in subjects with hepatitis C infection. The trial is currently ongoing in Europe and has completed dosing 54 subjects, including both healthy volunteers and HCV-infected patients.

In September 2009, we announced positive results from the phase 1a segment of the study. Subjects in the phase 1a single ascending dose (SAD) segment of the study received single doses of ACH-1625 ranging from 50 mg to 2000 mg. Subjects in the phase 1a multiple ascending dose (MAD) segment of the study received 5 days of ACH-1625 up to a maximal dose of 2000 mg per day. Preliminary data from the SAD and MAD trial segments demonstrated ACH-1625 was well tolerated at all doses and there were no serious adverse events, no clinically significant changes in vital signs, electrocardiograms (ECGs), or laboratory evaluations. All reported adverse events were classified as mild or moderate, were transient and showed no apparent dose relationship.

In December 2009, we announced proof-of-concept data from the phase 1b segment of this study. Subjects in the first dosing cohort of HCV-infected patients received doses of 600 mg twice daily (n=9, randomized to 6 active drug, 3 placebo). Preliminary results showed that a mean reduction in viral load of 3.94 log10 was achieved in the treatment group, as compared to a mean reduction of 0.22 log10 in the placebo group. All subjects in the treatment group had viral load decline between 3.0 and 4.5 log10, and two subjects reached undetectable levels of HCV RNA. Safety results from this dosing group were similar to those observed in the phase 1a segment of the trial. There were no serious adverse events, no clinically significant changes in vital signs, electrocardiograms (ECGs), or laboratory evaluations. All reported adverse events were classified as mild or moderate, were transient and showed no apparent dose relationship. Furthermore, all patients had viral loads that remained suppressed for at least 7 days after dosing was completed, maintaining a mean reduction of more than 2.0 log10 from baseline through day 12, the last day of viral load measurement in the study.

In January 2010, we announced additional results from the phase 1b clinical study of ACH-1625. HCV-infected subjects in this second dosing cohort (n=9, randomized to 6 active drug, 3 placebo) received doses of 500 mg twice daily of ACH-1625. Preliminary results showed that a mean reduction in viral load of 4.25 log10 was achieved in the treatment group, as compared to a mean reduction of 0.29 log10 in the placebo group. Safety results from this dosing group were similar to those observed in both the phase 1a segment of the trial and in the first dosing cohort of HCV-infected subjects. Sustained viral suppression was also similar to the first dosing cohort, with patients maintaining a mean reduction of more than 3.0 log10 from baseline through day 12, 7 days after dosing was completed and the last day of viral load measurement in the study. These results are based on a small number of patients in an early-stage clinical trial and are not necessarily predictive of results in later-stage clinical trials with larger and more diverse patient populations.

We are currently planning two additional dose cohorts under this protocol and plan to announce results from these cohorts in the second quarter of 2010.

Preclinical Development History

In preclinical studies, we have demonstrated that ACH-1625 is efficacious in vitro against genotype 1 virus. We have compared ACH-1625 with two other NS3 protease inhibitors currently in clinical development, telaprevir, being developed by Vertex, and boceprevir, being developed by Merck/Schering-Plough. Potencies of ACH-1625, telaprevir and boceprevir for inhibition of HCV replication are represented by the amount of inhibitor required (as measured in nanomoles, or nM) to inhibit 50% of HCV replication in in vitro laboratory tests. A lower nM potency number represents greater inhibition and potency, indicating that a lower concentration of drug is needed for viral inhibition. The following table describes these results.

HCV Inhibitor	Potency (nM)
ACH-1625	11
Telaprevir	300
Boceprevir	200

Preclinical data indicate that ACH-1625 has high safety margins in animals in both single ascending dose and multiple dose preclinical trials. ACH-1625 is metabolically stable and is rapidly and extensively partitioned in the liver, the organ of infection in HCV patients. Therefore, we believe ACH-1625 has potential for once-daily dosing.

ACH-1095, an NS4A Antagonist for HCV Infection

Through our internal drug discovery efforts, we identified a series of novel inhibitors which share a unique mechanism of action from other HCV inhibitors currently in development. The current lead compound from this series is ACH-1095. All compounds in this series function by targeting the NS4A protein of the hepatitis C virus and preventing formation of replicase complex, a necessary step in viral replication. In November 2004, we entered into a strategic alliance with Gilead for the discovery, development and commercialization of these compounds to treat chronic hepatitis C. In May 2009, Gilead indicated that it did not intend to initiate clinical development of ACH-1095. We believe that the compound should be advanced. Therefore, in September 2009, we entered into an amendment to our license and collaboration agreement with Gilead which allows us to continue to develop ACH-1095 independently, while the parties would jointly continue to advance additional compounds also operating by the NS4A mechanism of action. We recently requested and received a consultation with the FDA regarding ACH-1095. During the next several months, we plan to respond to the FDA’s comments, incorporate FDA guidance into the clinical protocol, and complete certain manufacturing and formulation requirements for inclusion in the final IND. We anticipate that we will file an IND for ACH-1095 near the end of 2010.

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

Achillion Approach: NS4A Antagonist ACH-1095

Our next-generation NS4A antagonist, ACH-1095, is a novel small molecule potent inhibitor of HCV replication which we identified through our internal research program. We believe the compound has the following benefits:

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

We have compared the potency of our NS4A antagonists, including ACH-806 and ACH-1095, as well as other compounds, with two other NS3 protease inhibitors currently in clinical development, telaprevir, being developed by Vertex, and boceprevir, being developed by Merck/ Schering-Plough. Potencies of ACH-1095, telaprevir and boceprevir for inhibition of HCV replication are represented by the amount of inhibitor required (as measured in nanomoles, or nM) to inhibit 50% of HCV replication in in vitro laboratory tests. A lower nM number represents greater inhibition and potency. Our results demonstrated that, in laboratory testing, ACH-1095 is approximately 10-fold more potent than boceprevir, and approximately 14-fold more potent than teleprevir. The following table describes these results:

HCV Inhibitor	Potency (nM)
ACH-1095	21
Telaprevir	300
Boceprevir	200

In addition, this compound has demonstrated good oral bioavailability in animals.

Collaboration Operations

Under the terms of our collaboration with Gilead, research activities related to NS4A antagonists other than ACH-1095 are overseen by a joint research committee comprised of equal numbers of our representatives and representatives from Gilead. Under the terms of a September 2009 amendment to the collaboration, we and Gilead agreed that Achillion would independently advance ACH-1095, subject to an opt-in right for future development and commercialization by Gilead. We continue to be responsible for back-up activities, which includes preclinical assessment of a limited number of other NS4A antagonists, until such time as proof-of-concept is achieved.

In connection with commercialization of any products under the collaboration, we have a one-time option to participate on a limited basis in the marketing effort in the United States.

ACH-2684, a High-Potency Protease Inhibitor for HCV Infection

In our third proprietary program against hepatitis C infection, we recently nominated ACH-2684 as a clinical candidate. In preclinical studies ACH-2684 demonstrates excellent potency in the low pico-molar range, as well as good pharmacokinetic and safety profiles in preclinical studies. The very high potency of ACH-2684 was achieved by designing the compound to optimize the way in which it binds with NS3 protease. The compound’s profile demonstrates that it very effectively suppresses a broad range of natural variants of the hepatitis C virus, and may be effective in prevention and treatment of emerging resistant variants. ACH-2684 also retains potent activity against all genotypes.

Achillion Approach: High-Potency Protease Inhibitor ACH-2684

The very high potency of ACH-2684 was achieved by designing the compound to optimize the way in which it binds with NS3 protease. We have demonstrated in vitro that ACH-2684 can be used in combination with other HCV inhibitors, and that it is synergistic with NS5B nucleoside polymerase inhibitors. We believe ACH-2684 can have the following advantages:

•

Potency. Data obtained in the standard laboratory assays used to determine anti-HCV activity against the genotype 1 virus demonstrate that ACH-2684 has potency less than 100 pico-molar and is 3000-fold more potent than telaprevir (VX-950), currently under clinical development.

•	Pan-genotypic potency. Our in vitro testing to date indicates that ACH-2684 is potent against all genotypes of HCV virus.

•

Resistance profile. The potency and virology profile of ACH-2684 demonstrates that it effectively suppresses a broad range of natural variants of the hepatitis C virus, so may be effective in prevention and treatment of emerging resistant variants of the HCV virus.

ACH-2684 is currently undergoing IND-enabling preclinical testing.

Overview of HCV Market

Hepatitis-C virus is a common cause of viral hepatitis, which leads to inflammation of the liver. HCV infection is contracted by transmission of the blood of an infected person. Hepatitis due to HCV can result in an acute process where a person is affected for only several months and then the virus is cleared from the body. However, the American Association of Liver Disease estimates that up to 85% of individuals become chronically infected following exposure. HCV disease progression then occurs over a period of 20 to 30 years during which patients are generally asymptomatic, meaning they exhibit no symptoms of the disease. Chronic hepatitis can lead to permanent liver damage, which can result in the development of liver cancer, liver failure or death.

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

ACH-702 for Drug Resistant Bacterial Infections

ACH-702 is a preclinical candidate with potency against a broad spectrum of bacterial pathogens including MRSA, which we are developing for the treatment of serious hospital-based and other bacterial infections. In August 2008 we completed a pre-IND consultation with the FDA on the most appropriate clinical development program for ACH-702. While the FDA provided guidance on an appropriate path toward regulatory approval for topical administration for ACH-702, the Division of Anti-Infective and Ophthalmology Products referred our request for additional guidance on systemic administration of ACH-702 to the DSPTP. We have assessed our strategic and development options for ACH-702 and are considering pursuing other applications, including dermatologic and ophthalmic use, use in medical biofilms and use against drug resistant tuberculosis. At this time, we do not anticipate moving into clinical development of ACH-702 and we do not expect to invest significantly in the future development of this compound without a collaboration partner or other external funding source.

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

Compound	MIC (µg/ml)
	MRSA (F-2121)	MRSA (F-2128)	MRSA (F-2137)
ACH-702	0.12	0.25	0.25
Vancomycin	8.00	>32.00	2.00
Linezolid	2.00	2.00	>16.00

Potent antibacterial activity has been demonstrated against both sensitive and drug-resistant strains in well-established preclinical infection models. In addition, IND-enabling preclinical pharmacokinetic and safety studies have been completed.

Elvucitabine for HIV

We are currently completing an open label extension of phase II trials for elvucitabine. Elvucitabine is a member of the nucleoside reverse transcriptase inhibitor, or NRTI, class of compounds, the predominant class of drugs used in the current standard of care for HIV therapy. Elvucitabine has demonstrated potent antiviral activity against HIV, including activity against HIV that contains mutations associated with resistance to other reverse transcriptase inhibitors such as Viread (tenofovir), Zerit (d4T) and Retrovir (AZT). Furthermore, elvucitabine has been demonstrated to have a significantly longer half-life than the other marketed drugs in its class. We believe that these attributes should allow elvucitabine to deliver consistent, potent antiviral activity to patients infected with HIV, particularly those patients with less than perfect compliance with their existing treatment regimens. We believe a treatment regimen containing elvucitabine may also delay the emergence of resistance and prolong the effectiveness of therapy. To date, results from phase II trials indicate that elvucitabine is safe, well-tolerated and similarly efficacious to Epivir (lamivudine).

We recently executed a license agreement for elvucitabine for the treatment of both HBV and HIV infection with GCA Therapeutics, Ltd. (GCAT) of Jersey City, New Jersey. The exclusive license grants GCAT the right, through its Chinese joint venture with Tianjing Institute of Pharmaceutical Research, to clinically develop and commercialize elvucitabine in mainland China, Hong Kong and Taiwan. Under the terms of the agreement, GCAT, through a sublicense agreement with its Chinese joint venture, T & T Pharma Co., Ltd., formed with Tianjing Institute of Pharmaceutical Research (TIPR), will assume all development and regulatory responsibility and associated costs for elvucitabine, and Achillion will be eligible to receive development milestones and royalties on net sales in those territories.

The license agreement may be terminated by either party based upon material breaches by the other party, effective 90 days after providing written notice to the breaching party, if the breaching party fails to cure its material breach.

We may terminate the agreement upon 30 days written notice in the event GCAT fails to meet any of the development or commercialization diligence milestones by the deadlines specified in the agreement, or may terminate upon 90 days written notice in the event of a change of corporate control. In the event of a termination by us following a change of control, as defined, we must pay GCAT a termination fee, in an amount determined based upon specified progress milestones.

We are continuing partnering efforts with regional companies and institutions, including those in South America, South Africa and elsewhere. We do not plan to clinically advance the elvucitabine HIV program independently.

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

Recently Completed and Ongoing Clinical Development

Our Phase II clinical development plan for elvucitabine included multiple trials to explore the safety and efficacy profile of elvucitabine in both naïve and treatment-experienced HIV-infected patients. One of these phase II trials remains on-going. We have completed four treatment segments of 12-, 24- , 48-and 96- weeks of a randomized, double-blind phase II trial of a 10 mg daily dose of elvucitabine in combination with two additional antiretrovirals, Sustiva (efavirenz) and Viread (tenofovir), as compared to 300 mg daily dose of Epivir (lamivudine) in combination with the same two additional antiretrovirals, in 78 treatment-naïve HIV patients. We evaluated the safety, antiviral efficacy and pharmacokinetics of 12-, 24- , 48- and 96- weeks of therapy with these two treatment regimens.

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

In February 2010, we announced that results at 96 weeks of treatment demonstrated that elvucitabine had a substantial anti-viral effect similar to lamivudine, with 95% of patients in the elvucitabine-treated group reaching undetectable viral load, defined as achieving fewer than 50 copies/ml after 96 weeks of therapy, compared to 93% in the lamivudine group. The study demonstrated a mean change in HIV-RNA from base-line in the elvucitabine treatment group of [-3.0 log10 (+0.55)] vs. [-3.2 log10 (+ 0.6)] in the lamivudine treatment group in the as-treated patient analysis. Elvucitabine was well-tolerated and demonstrated a safety profile comparable to lamivudine for both incidence and severity of adverse events. Further, no resistance to elvucitabine was documented at 96 weeks of therapy.

In a separate phase II trail in HIV-experienced patients, we completed a randomized, double-blind phase II trial in which we evaluated the viral kinetics, safety and pharmacokinetics of elvucitabine in 18 HIV-infected patients who had failed a HAART regimen which included Epivir (lamivudine). Treatment failure is defined as the presence of the M184V mutation, which signifies Epivir (lamivudine) drug resistance. Patients received either 10 mg of elvucitabine once daily in place of Epivir (lamivudine) or continued receiving 300 mg of Epivir (lamivudine) once daily for 14 days. The patients’ other two HAART regimen drugs remain unchanged. During the first 14 days of treatment, patients receiving elvucitabine had similar viral load reduction as those patients receiving Epivir (lamivudine). In addition, we observed significant improvement in response when measured during the extension phase in which 8 of 14 patients who received elvucitabine, or 57%, had achieved 0.5 log10 reduction or more in viral load, likely related to the fact that elvucitabine is believed to reach steady-state levels in patients after approximately 21 days of treatment. We observed no serious or clinically significant adverse events during this trial. These results are based on a small number of patients in an early-stage clinical trial and are not necessarily predictive of results in later-stage clinical trials with larger and more diverse patient populations. In November 2008, the last eligible patient completed the 48 week treatment extension of this trial.

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

Currently, there is no cure for HIV infection. In addition, there are no preventative or therapeutic vaccines, but there are more than two dozen antiretroviral drugs on the market that target various steps in the HIV replication cycle. These can be divided into six drug classes that have been approved for the treatment of HIV infection:

•	NRTIs;

•	non-nucleoside reverse transcriptase inhibitors;

•	protease inhibitors;

•	fusion inhibitors;

•	entry inhibitors; and

•	integrase inhibitors.

Drug Discovery Programs and Capabilities

We have successfully advanced three drug candidates into human clinical trials, with three additional drug candidates in late-stage preclinical studies. We discovered three of these drug candidates in house by applying our deep understanding of virology, microbiology and synthetic chemistry. We intend to continue to capitalize on our internal drug discovery and development capabilities to expand our product candidate portfolio.

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

•

ACE (Achillion Cheminformatics Engine) is a software interface which provides access to several vendors’ compound libraries, analyzes the physicochemical properties of compounds and assists in designing new compound libraries for synthesis and 3D compound viewing.

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

ACH-1625, ACH-1095 and ACH-2684 for HCV

If approved, our protease inhibitor, ACH-1625 our NS4A antagonist, ACH-1095, and our high-potency protease inhibitor, ACH-2684, would compete with drugs currently approved for the treatment of hepatitis C, the interferon-alpha based products from Roche (Pegasys and Roferon-A) or Schering-Plough (Intron-A or Peg-Intron) and the ribavirin based products from Schering-Plough (Rebetrol), Roche (Copegus) or generic versions sold by various companies. In addition, our HCV compounds may compete with the interferon and ribavirin based drugs currently in development such as Valeant’s ribavirin analog (Viramidine) and Human Genome Sciences’ Albuferon. Other products are also under development for the treatment of hepatitis C by companies such as Abbott, Anadys, Avila Therapeutics, Boehringer Ingelheim, Bristol-Myers Squibb, Gilead, GlaxoSmithKline, Human Genome Sciences, Idenix, Intermune, Johnson & Johnson, Medivir, Merck, Novartis, Pfizer, Pharmasset, Roche, Schering-Plough, Valeant and Vertex.

ACH-702 for Drug Resistant Bacterial Infections

If developed and approved, ACH-702 would compete with drugs currently marketed for the treatment of serious gram-positive nosocomial infections including: vancomycin (multiple generic forms), Cubicin (daptomycin) by Cubist Pharmaceuticals, Zyvox (linezolid) by Pfizer and Synercid (dalfopristin + quinupristin) by King Pharmaceuticals. In addition, ACH-702 may compete with other drugs currently under development for the treatment of nosocomial gram-positive infections including: dalbavancin in development by Pfizer, telavancin from Theravance, oritavancin by Intermune, doripenem by Johnson & Johnson, ceftobiprole by Basilea and Johnson & Johnson, iclaprim by Arpida and garenoxacin by Schering-Plough. In addition, ACH-702 may compete with other drugs currently marketed or under development for the treatment of topical skin infections including Altabax by GlaxoSmithKline and XOMA-629 by Xoma Therapeutics Ltd. We may also compete with the following companies that have a strategic interest in the discovery, development and marketing of drugs for the treatment of bacterial infections: Abbott, Aventis, Bristol-Myers Squibb, Cubist, GlaxoSmithKline, Merck, Novartis, Roche and Wyeth.

Elvucitabine for HIV

If developed and approved, elvucitabine would compete with the NRTIs currently marketed for treatment of HIV infection, including: Epivir (lamivudine), Retrovir (AZT), Ziagen (abacavir), Combivir (lamivudine + AZT), Trizivir (lamivudine + AZT + abacavir) and Epzicom (lamivudine + abacavir) from GlaxoSmithKline, Hivid (ddC) from Hoffman-La Roche, Emtriva (FTC), Viread (tenofovir) and Truvada (FTC + tenofovir) from Gilead and Videx EC, Videx (ddI) and Zerit (d4T) from Bristol-Myers Squibb. In addition, elvucitabine may compete with other NRTIs currently under development for HIV by companies such as Avexa, Medivir, and Koronis. Other drugs in other classes recently approved for treatment of HIV infection include Selzentry (miraviroc, an entry inhibitor) from Pfizer and Isentress (raltegravir, an integrase inhibitor) from Merck. In addition, there are other classes of drugs under development for the treatment of HIV infection by companies such as Abbott, Boehringer Ingelheim, GlaxoSmithKline, Johnson & Johnson, Myriad, Roche and Schering-Plough.

Intellectual Property

Our strategy is to pursue patents, developed internally and licensed from third parties, and other means to otherwise protect our technology, inventions and improvements that are commercially important to the development of our business. We also rely on trade secrets that may be important to the development of our business.

Our success will depend significantly on our ability to:

•	obtain and maintain patent and other proprietary protection for the technology, inventions and improvements we consider important to our business;

•	defend and enforce our patents;

•	preserve the confidentiality of our trade secrets; and

•	operate without infringing the patents and proprietary rights of third parties.

We hold issued patents and pending patent applications in the United States, and in foreign countries we deem appropriate, covering intellectual property developed as part of our research and development programs.

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

In connection with our November 2004 collaboration with Gilead, we granted a worldwide exclusive license to Gilead for past, present and future patents, patent applications and patent filings with claims directed to our first NS4A antagonists and chemically related compounds, any additional compounds which inhibit HCV via a mechanism similar to that of NS4A antagonism and intellectual property relating to the mechanism of action. Gilead has a right to present and discuss with us its capabilities to participate in the development and commercialization of new HCV compounds. In September 2009, we amended this collaboration agreement such that compounds operating by this unique mechanism of action that are newly discovered by Achillion following the amendment will not be subject to the 2004 license agreement.

In addition, we have obtained non-exclusive licenses to HCV drug discovery patents and patent applications owned by Chiron, a Novartis business unit, Apath, L.L.C., and ReBlikon, GmbH.

Collaborations and Licenses

Gilead

In November 2004, we entered into a research collaboration and license agreement with Gilead Sciences, Inc. pursuant to which we agreed to collaborate exclusively with Gilead throughout the world to develop and commercialize compounds for the treatment of chronic hepatitis C and which inhibit HCV replication through a novel mechanism of action targeting the HCV NS4A protein. In May 2009, Gilead informed us that they did not intend to pursue development of our lead compound ACH-1095. We believe the compound should be advanced and therefore in September 2009, we and Gilead amended the collaboration arrangement so that we may continue to develop ACH-1095 independently during an “Interim Period,” while Gilead may rejoin in the development of ACH-1095 at clinical proof-of-concept, as defined. We will bear all costs associated with ACH-1095 development during this Interim Period. If Gilead elects to regain rights to ACH-1095, Gilead will reimburse us for all ACH-1095 development costs incurred during the Interim Period, and all original milestone and royalty payments described in the license agreement will again apply to ACH-1095. Gilead is under no obligation to exercise any rights with respect to ACH-1095. If Gilead elects not to exercise its rights to ACH-1095 within forty-five (45) days after proof-of-concept, we shall gain all rights to ACH-1095, and Gilead will then have the right to designate a new lead compound under the license agreement.

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

Gilead has the right to terminate the agreement without cause upon 30 days written notice to us. Upon termination of the Gilead Arrangement for any reason, all cost share amounts due and payable through the date of termination shall be paid by the appropriate party and no previously paid amounts will be refundable. In addition to Gilead’s rights to unilaterally terminate this agreement, each party has the right to terminate for material breach; however, we may terminate for Gilead’s breach only on a market-by-market basis, and, if applicable, a product-by-product basis.

Under the original terms of the license agreement, applicable if Gilead opts in to ACH-1095 development, or if we and Gilead pursue a backup compound, research and development activities prior to proof-of-concept will be overseen by a research committee comprised of equal numbers of our representatives and representatives from Gilead. The joint research committee assigns research and development tasks, agrees upon a budget for the research program, and shares equally in the related costs. In addition, the parties may agree at any time to increase or decrease the research budget. Prior to proof-of-concept, any disputes within the joint research committee that cannot be resolved between designated executives of each party will be resolved by Gilead. Previously, the joint research committee determined that we would perform certain preclinical activities while Gilead would perform later preclinical and clinical studies.

We continue to be responsible for back-up activities which includes preclinical assessment of a limited number of other NS4A antagonists until such time as proof-of-concept is achieved. Gilead will otherwise be responsible for all manufacturing, formulation and commercialization activities associated with such compounds, if nominated, including all regulatory filings and clinical trials after proof-of-concept.

Unless Gilead chooses not to opt back in on the development of ACH-1095, Gilead will be responsible for all development and commercialization of ACH-1095 and any nominated backup compounds, including all regulatory filings and clinical trials after proof-of-concept. Additionally, Gilead would be responsible for the manufacturing of compounds throughout all stages of development and commercialization. Gilead has agreed under the agreement to use reasonably diligent efforts to develop and commercialize at least one compound in each of the United States, Japan, Germany, France, Italy, Spain and the United Kingdom. In connection with Gilead’s exclusive right to market and commercialize products, we have a one-time option to participate on a limited basis in the marketing effort in the United States. Pursuant to the terms of the collaboration agreement, Gilead must provide us with notice following commencement of a phase III clinical trial and prior to filing of an NDA. We must then notify Gilead whether we intend to designate field-based personnel to support their commercial activities within the United States. Following Gilead’s receipt of our notice, the parties must negotiate in good faith to determine the number of Achillion field-based personnel and the manner of their participation. These field-based personnel will operate under the supervision of Gilead and receive training at a similar level to equivalent Gilead field-based personnel. We will bear the costs associated with the commercial participation of our field-based personnel; provided, however, that Gilead shall bear the expense of training. Our participation does not change the amount of any royalty payments Gilead is obligated to pay us on net sales of any drugs pursuant to our collaboration agreement. Under the agreement, Gilead is required to make royalty payments, if any, to us until the end of the royalty term, which is the earlier of (i) ten years following the date of the first commercial sale of a compound or (ii) the expiration of the last Achillion patent or patent owned jointly with Gilead.

We received $10.0 million from Gilead upon the execution of the license agreement, consisting of license fees and an equity investment, and could receive up to $157.5 million in development, regulatory and sales milestone payments, assuming the successful simultaneous development of a lead and back-up compound, and annual sales in excess of $600 million. We may also receive royalties on net sales of products if commercialization is achieved.

Under the license agreement, through March 31, 2007, agreed upon research or development expenses, including internal full-time equivalent (“FTE”) costs and external costs, incurred by both companies during the period up to proof-of-concept were borne equally by both parties. Effective April 1, 2007, internal FTE costs were no longer subject to this cost-sharing arrangement. Instead, each party bore its own internal costs, including FTE costs. In both the first quarter of 2007 and 2009, the Company and Gilead revised their joint research program to increase total estimated efforts under the collaboration and extended the estimated period over which our remaining obligations under the arrangement would be completed. During the Interim Period, we cannot accurately estimate our remaining obligations because a new lead compound has not been identified. We will determine our remaining obligations if and when a new lead compound is identified.

GCA Therapeutics, Ltd.

We recently entered into a license agreement for elvucitabine with GCA Therapeutics, Ltd. (GCAT) for the treatment of both HBV and HIV infection. The exclusive license grants GCAT the right, through its Chinese joint venture with Tianjing Institute of Pharmaceutical Research, or TIPR, to clinically develop and commercialize elvucitabine in mainland China, Hong Kong and Taiwan. Under the terms of the agreement, GCAT, through a sublicense agreement with its Chinese joint venture, T & T Pharma Co., Ltd., formed with TIPR, will assume all development and regulatory responsibility and associated costs for elvucitabine, and Achillion will be eligible to receive development milestones and royalties on net sales in those territories.

The Agreement may be terminated by either party based upon material breaches by the other party, effective 90 days after providing written notice to the breaching party, if the breaching party fails to cure its material breach.

We may terminate the Agreement upon 30 days written notice in the event GCAT fails to meet any of the development or commercialization diligence milestones by the deadlines specified in the Agreement, or upon 90 days written notice in the event of a change of corporate control. In the event of a change of control, as defined, we will pay GCAT termination fees, in an amount determined based upon specified progress milestones.

Vion Pharmaceuticals/Yale University

In February 2000, we entered into a license agreement with Vion Pharmaceuticals, (“Vion”). pursuant to which we obtained a worldwide exclusive sublicense from Vion on the composition of matter and use of elvucitabine. Vion’s license rights were granted to it by Yale University, (“Yale”), and Yale is a party with respect to certain provisions of this agreement. This license covers the use of elvucitabine alone, as a pharmaceutical composition containing elvucitabine alone, or its use as monotherapy to treat HIV. Yale has retained rights to utilize the intellectual property licensed by this agreement for its own noncommercial purposes. Pursuant to the agreement, we issued 6,250 shares of our common stock to each of Vion and Yale. In addition, pursuant to an amendment to the agreement entered into in January 2002, we granted options to purchase 7,500 shares of our common stock to each of Vion and Yale. Through December 31, 2009, we have made aggregate payments of $35,000 to Yale under this agreement, including a $10,000 initial license fee and a $25,000 development milestone payment. Under the terms of the agreement, we may also be required to make additional milestone payments to Yale of up to an aggregate of $850,000 for each licensed product based on the achievement of specified development and regulatory approval milestones. We are also required to pay Yale specified royalties on net product sales and a specified share of sublicensing fees that we receive under any sublicenses that we grant.

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

Emory University

In July 2002, we entered into a license agreement with Emory University, pursuant to which we obtained a worldwide exclusive license under specified licensed patents to use elvucitabine in combination with other antivirals. Under the license, Emory retains a right to use the intellectual property for educational and research purposes only and also retains the right to approve sublicenses under specified circumstances. Through December 31, 2009, we have made aggregate payments of $150,000 to Emory under this agreement, including an initial license fee of $100,000 and a development milestone payment of $50,000. We may also be required to make additional payments of up to an aggregate of $400,000 based on the achievement of specified development and regulatory approval milestones. Under this agreement, we are also required to pay Emory specified royalties on net product sales and a specified share of sublicensing fees that we receive under any sublicenses that we grant.

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

Manufacturing and Supply

We currently rely on contract manufacturers to produce drug substances and drug products required for our clinical trials under current good manufacturing practices, with oversight by our internal managers. We plan to continue to rely upon contract manufacturers and collaboration partners to manufacture commercial quantities of our drug candidates if and when approved for marketing by the FDA. We currently rely on a limited number of manufacturers for the preclinical or clinical supplies of each of our drug candidates and do not currently have relationships for redundant supply or a second source for any of our drug candidates. We believe that there are alternate sources of supply that can satisfy our clinical trial requirements without significant delay or material additional costs.

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

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the product in accordance with Current Good Manufacturing Practices, or cGMP, requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and, among other requirements, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final drug. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf life.

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

Employees

As of March 1, 2010, we had 43 employees, 19 of whom hold doctoral degrees. Approximately 31 of our employees are engaged in research and development, with the remainder engaged in administration, finance and business development functions. We believe our relations with our employees are good.

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

Executive Officers of the Registrant

Name	Age	Position
Michael D. Kishbauch	60	President and Chief Executive Officer
Milind S. Deshpande, Ph.D.	53	Executive Vice President and Chief Scientific Officer
Gautam Shah, Ph.D.	53	Senior Vice President and Chief Compliance Officer
Mary Kay Fenton	46	Vice President and Chief Financial Officer
Elizabeth A. Olek, D.O.	45	Vice President and Chief Medical Officer
Joseph Truitt	45	Vice President and Chief Commercial Officer

Michael D. Kishbauch, President and Chief Executive Officer. Prior to joining Achillion in July 2004 as our President and Chief Executive Officer, Mr. Kishbauch founded and served as President and Chief Executive Officer from September 1996 to July 2004 of OraPharma, Inc., a publicly traded, commercial-stage pharmaceutical company focused on oral health care, which was acquired by Johnson & Johnson, a pharmaceutical company, in 2003. Prior to OraPharma, Inc., Mr. Kishbauch held senior management positions with MedImmune, Inc., a biotechnology company. Mr. Kishbauch holds an M.B.A. from the Wharton School of the University of Pennsylvania and a B.A. in biology from Wesleyan University.

Milind S. Deshpande, Ph.D, Executive Vice President and Chief Scientific Officer. Dr. Deshpande joined Achillion in September 2001 as Vice President of Chemistry, was named head of drug discovery in April 2002, Senior Vice President of Drug Discovery in December 2002, Senior Vice President and Chief Scientific Officer in December 2004 and Executive Vice President and Chief Scientific Officer in June 2007. Prior to joining Achillion, Dr. Deshpande was Associate Director of Lead Discovery and Early Discovery Chemistry at the Pharmaceutical Research Institute at Bristol-Myers Squibb, a pharmaceutical company, from 1991 to 2001, where he managed the identification of new clinical candidates to treat infectious and neurological diseases. From 1988 to 1991, he held a faculty position at Boston University Medical School. Dr. Deshpande received his Ph.D. in Organic Chemistry from Ohio University, following his undergraduate education in India.

Gautam Shah, Ph.D., Senior Vice President and Chief Compliance Officer. Dr. Shah joined Achillion in May 2004 as Vice President of Regulatory Affairs and was named Senior Vice President and Chief Compliance Officer in September 2006. Prior to joining Achillion, he was Senior Director of Regulatory Affairs with Sepracor, a pharmaceutical company, from February 2003 to May 2004. Prior to Sepracor, Dr. Shah was in the Regulatory Affairs Group of Bayer Health Care, a pharmaceutical company. Before Bayer, he held positions of increasing responsibilities at Pfizer Inc., a pharmaceutical company, in the area of Product and Process Development. Dr. Shah received his Ph.D. in Pharmaceutics from the University of Illinois, as well as a M.S. in Medicinal Chemistry from Wayne State University and a B.A. in Pharmacy from MSU University in India.

Mary Kay Fenton, Vice President and Chief Financial Officer. Ms. Fenton, a certified public accountant, has led Achillion’s financial function since October 2000. From 1991 to 2000, Ms. Fenton held various positions within the Technology Industry Group at PricewaterhouseCoopers LLP, an independent registered public accounting firm, most recently as Senior Manager responsible for the life sciences practice in Connecticut. Prior to 1991, Ms. Fenton was an economic development associate in the nonprofit sector. Ms. Fenton holds an M.B.A. in Finance from the Graduate School of Business at the University of Connecticut and an A.B. in Economics from the College of the Holy Cross.

Elizabeth A. Olek, D.O., Vice President and Chief Medical Officer. Prior to joining Achillion in December 2007, Dr. Olek served as Global Brand Medical Director and Clinical Research Physician in the Infectious Disease, Transplant and Immunology Group at Novartis Pharmaceuticals Corporation, a pharmaceutical company, from January 2005 through November 2007. Between August and December 2004, Dr. Olek was employed as a clinical research consultant at the Avidia Research Institute, a biotechnology company. Between January 2003 and July 2004, Dr. Olek served as a Director of Clinical Research at InterMune Inc., a biotechnology company. From September 1998 through December 2002, Dr. Olek was a Director of Clinical Research at Genetics Institute/Wyeth Research, a pharmaceutical company. Dr. Olek holds an M.P.H. in epidemiology and biostatistics from the Boston University School of Public Health. She also holds a D.O. from Philadelphia College of Osteopathic Medicine and a B.S. in Pharmacy from the Philadelphia College of Pharmacy and Science.

Joseph Truitt, Vice President and Chief Commercial Officer. Prior to joining Achillion in January 2009, Mr. Truitt was Vice President of Business Development and Product Strategy for Lev Pharmaceuticals, Inc., a biotechnology company, from October 2007 to December 2008. From July 2006 through September 2007, he served as Lev’s Vice President of Sales and Marketing and led the build out of the commercial team and infrastructure in preparation for product launch. From February 2002 to July 2006, Mr. Truitt was Vice President of Sales and Operations at Johnson & Johnson, a pharmaceutical company, where he directed commercial operations at the company’s OraPharma subsidiary. From 2000 to 2002, Mr. Truitt was Vice President of Sales and Operations of OraPharma, Inc., a pharmaceutical company, prior to its acquisition by Johnson & Johnson. Mr. Truitt holds an M.B.A. from St. Joseph’s University, Philadelphia and a B.S. in Marketing from LaSalle University, Philadelphia.

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

Risks Related to Our Business

We depend on the success of our HCV drug candidates, ACH-1625, ACH-1095 and ACH-2684, which are still under development.

We have invested a significant portion of our efforts and financial resources in the development of our HCV candidates, ACH-1625, ACH-1095 and ACH-2684, for the treatment of chronic hepatitis C infection. Our ability to generate revenues will depend heavily on the successful development and commercialization of these drug candidates. The development and commercial success of these drug candidates will depend on several factors, including the following:

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

We recently announced preliminary proof-of-concept data from our phase 1/b clinical trial for ACH-1625. Positive results from clinical trials or in preclinical studies of a drug candidate may not be predictive of similar results in human clinical trials, and promising results from early clinical trials of a drug candidate may not be replicated in later clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in early-stage development. Accordingly, the results from the completed preclinical studies or the completed segments of the clinical trial for ACH-1625 may not be predictive of the results we may obtain in the currently on-going phase 1/b clinical trial or in later stage trials. We do not expect any of our drug candidates to be commercially available for at least several years, if at all.

We anticipate that we will file an IND for ACH-1095 near the end of 2010. There can be no assurance that we will gain the agency’s approval of the IND application for ACH-1095, and if we are not able to advance ACH-1095, our business may be significantly harmed. Even if we are successful in gaining FDA approval of the IND application, the clinical development timelines and costs may be greater than anticipated. Further, there can be no assurance that planned long term toxicology studies in animals will indicate a safety and tolerability profile appropriate for continued dosing in human subjects.

We have a limited operating history and have incurred a cumulative loss since inception. If we do not generate significant revenues, we will not be profitable.

We have incurred significant losses since our inception in August 1998. As of December 31, 2009, our accumulated deficit was approximately $206 million. We have not generated any revenue from the sale of drug candidates to date. We expect that our annual operating losses will increase over the next several years as we expand our research, development and commercialization efforts, including as we:

•	continue clinical testing of ACH-1625;

•	finalize the clinical development plan for ACH-1095 and complete necessary chemistry, manufacturing and control activities in order to file an IND for this compound;

•	complete IND-enabling preclinical testing of ACH-2684; and

•	identify and progress additional drug candidates.

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

We believe that our existing cash and cash equivalents, as potentially augmented by the SEDA or other financing activities, will be sufficient to support our current operating plan through at least December 31, 2010. Our operating plan may change as a result of many factors, including:

•	the costs involved in the clinical development, manufacturing and formulation of ACH-1625;

•	the costs associated with IND preparation, including required chemistry, manufacturing and control (CMC) work, related to ACH-1095;

•	the costs associated with preclinical development and manufacturing of ACH-2684;

•	the potential therapeutic uses and resulting partnership opportunities we may pursue for ACH-702;

•	our ability to enter into corporate collaborations and the terms and success of these collaborations;

•	the costs involved in obtaining regulatory approvals for our drug candidates;

•	the scope, prioritization and number of programs we pursue;

•	the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent and other intellectual property claims;

•	our ability to raise incremental debt or equity capital, including any changes in the credit market that may impact our ability to obtain capital in the future;

•	our acquisition and development of new technologies and drug candidates; and

•	competing technological and market developments currently unknown to us.

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

We may seek additional financing through a combination of private and public equity offerings, debt financings and collaboration, strategic alliance and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities or through SEDA advances, your ownership interest will be diluted, and the terms may include adverse liquidation or other preferences that adversely affect your rights as a stockholder. For example, in January 2010 and February 2010, we issued an aggregate of 11,816,250 shares of our common stock resulting in gross proceeds to us of $24.6 million. Additionally, in August 2008, we issued in a private placement 10,714,655 shares of our common stock, plus common stock warrants to purchase a total of 2,678,644 additional shares of stock, resulting in gross proceeds to us of $31.1 million. These offerings substantially diluted our existing stockholders. Stockholders will be further diluted if, and to the extent, any investors from the August 2008 private placement exercise their warrants. Debt financing, if available, may involve covenants that limit or restrict our ability to take specific actions such as incurring additional debt, making capital expenditures or declaring dividends, or may involve immediate repayment of the debt under certain circumstances. For example, each of our debt agreements contains certain subjective acceleration clauses, such that upon the occurrence of a material adverse change in our financial condition, business or operations in the view of the lenders, amounts outstanding under the agreement may become immediately due and payable. If we raise additional funds through collaboration, strategic alliance and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or drug candidates, or grant licenses on terms that are not favorable to us.

We have recently reduced our staff level and eliminated certain personnel and other costs, which could significantly adversely affect our ability to continue to discover and develop compounds in our pipeline.

In July 2009, our management team and board of directors concluded that we would focus our discovery and development efforts in certain key areas, primarily focused on our HCV therapeutics. Based on that strategic assessment, we prioritized certain projects and assessed the staffing levels required to accomplish our goals in those key areas. As a result, in July 2009 we implemented a restructuring plan that reduced employee headcount to approximately 40. We may not be successful in developing our compounds through preclinical and clinical trials, or in discovering or developing new compounds as a result of these lower staffing levels. In addition, there can be no guarantee that we will achieve the expected levels of savings.

Our market is subject to intense competition. If we are unable to compete effectively, our drug candidates may be rendered noncompetitive or obsolete.

We are engaged in segments of the pharmaceutical industry that are highly competitive and rapidly changing. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations are pursuing the development of novel drugs that target infectious diseases. We face, and expect to continue to face, intense and increasing competition as new products enter the market and advanced technologies become available. In addition to currently approved drugs, there are a significant number of drugs that are currently under development and may become available in the future for the treatment of chronic hepatitis C, serious hospital-based bacterial infections and HIV infection. We would expect ACH-1625, ACH-1095, ACH-2684, ACH-702 and elvucitabine to compete with the following approved drugs and drug candidates currently under development:

•	If approved, our protease inhibitor, ACH-1625, our NS4A antagonist, ACH-1095, and our high-potency protease inhibitor, ACH-2684 would compete with drugs currently approved for the treatment of hepatitis C, the interferon-alpha based products from Roche (Pegasys and Roferon-A) or Schering- Plough (Intron-A or Peg-Intron) and the ribavirin based products from Schering-Plough (Rebetrol), Roche (Copegus) or generic versions sold by various companies. In addition, our HCV compounds may compete with the interferon and ribavirin based drugs currently in development such as Valeant’s ribavirin analog (Viramidine) and Human Genome Sciences’ Albuferon. Other products are also under development for the treatment of hepatitis C by companies such as Abbott, Anadys, Avila Therapeutics, Boehringer Ingelheim, Bristol-Myers Squibb, Gilead, GlaxoSmithKline, Human Genome Sciences, Idenix, Intermune, Johnson & Johnson, Medivir, Merck, Novartis, Pfizer, Pharmasset, Roche, Schering-Plough, Valeant and Vertex.

•

ACH-702, if developed and approved, would compete with drugs currently marketed for the treatment of serious gram-positive nosocomial infections including: vancomycin (multiple generic forms), Cubicin (daptomycin) by Cubist Pharmaceuticals, Zyvox (linezolid) by Pfizer and Synercid (dalfopristin + quinupristin) by King Pharmaceuticals. In addition, ACH-702 may compete with other drugs currently under development for the treatment of nosocomial gram-positive infections including: dalbavancin in development by Pfizer, telavancin from Theravance, oritavancin by Intermune, doripenem by Johnson & Johnson, ceftobiprole by Basilea and Johnson & Johnson, iclaprim by Arpida and garenoxacin by Schering-Plough. In addition, ACH-702 may compete with other drugs currently marketed or under development for the treatment of topical skin infections including Altabax by GlaxoSmithKline and XOMA-629 by Xoma Therapeutics Ltd. We may also compete with the following companies that have a strategic interest in the discovery, development and marketing of drugs for the treatment of bacterial infections: Abbott, Aventis, Bristol-Myers Squibb, Cubist, GlaxoSmithKline, Merck, Novartis, Roche and Wyeth.

•

Elvucitabine, if developed and approved, elvucitabine would compete with the NRTIs currently marketed for treatment of HIV infection, including: Epivir (lamivudine), Retrovir (AZT), Ziagen (abacavir), Combivir (lamivudine + AZT), Trizivir (lamivudine + AZT + abacavir) and Epzicom (lamivudine + abacavir) from GlaxoSmithKline, Hivid (ddC) from Hoffman-La Roche, Emtriva (FTC), Viread (tenofovir) and Truvada (FTC + tenofovir) from Gilead and Videx EC, Videx (ddI) and Zerit (d4T) from Bristol-Myers Squibb. In addition, elvucitabine may compete with other NRTIs currently under development for HIV by companies such as Avexa, Medivir, and Koronis. Other drugs in other classes recently approved for treatment of HIV infection include Selzentry (miraviroc, an entry inhibitor) from Pfizer and Isentress (raltegravir, an integrase inhibitor) from Merck. In addition, there are other classes of drugs under development for the treatment of HIV infection by companies such as Abbott, Boehringer Ingelheim, GlaxoSmithKline, Johnson & Johnson, Myriad, Roche and Schering-Plough.

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

Additionally, the results from the completed preclinical studies and clinical trials and ongoing clinical trials for ACH-1625, ACH-1095, ACH-2684, elvucitabine, ACH-702 and our other drug candidates may not be predictive of the results we may obtain in later stage trials. We have assessed our strategic and development options for ACH-702 and are considering pursuing other applications including dermatologic and ophthalmic use, use in biofilms and use against drug resistant tuberculosis. At this time, we do not anticipate moving into clinical development of ACH-702 and we do not expect to invest significantly in the future development of this compound without a collaboration partner or other external funding source. In addition, in December 2009, we requested a consultation with the FDA to discuss the most appropriate clinical development path for ACH-1095. In February 2010, we received a response from the FDA. On the basis of that response, we will respond to the FDA’s comments, incorporate FDA guidance into the clinical protocol, and address certain manufacturing and formulation issues that need to be completed in the final IND. We anticipate that we will file an IND for ACH-1095 near the end of 2010. There can be no assurance that we will gain the agency’s approval of the IND application for ACH-1095, and if we are not able to advance ACH-1095, our business may be significantly harmed. Even if we are successful in gaining FDA approval of our IND application for ACH-1095 and advance to human clinical trials, the clinical development timelines and costs may be greater than anticipated. Further, there can be no assurance that planned long term toxicology studies in animals will indicate a safety and tolerability profile appropriate for continued dosing in human subjects. We do not expect any of our drug candidates to be commercially available for several years.

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

In connection with capital raising activities, we may be required to dilute our existing stockholders substantially. For example, in January and February 2010, we issued an aggregate of 11,816,250 shares of our common stock in an underwritten offering. Additionally, in August 2008, we issued in a private placement 10,714,655 shares of our common stock, plus common stock warrants to purchase a total of 2,678,644 additional shares of stock. Stockholders will be further diluted if, and to the extent, any investors exercise their warrants. The issuance of these shares and warrants resulted in substantial dilution to stockholders who held our common stock prior to the issuance. All of the shares of common stock we issued, as well as those shares issuable upon exercise of the warrants, are freely tradable pursuant to registration statements filed with the SEC that were declared effective by the SEC on October 30, 2008 and October 16, 2009, making such shares available for immediate resale in the public market.

We also entered into a Standby Equity Distribution Agreement with YA Global Master SPV Ltd. on July 1, 2009 whereby we have the option, at our sole discretion, to sell up to $15.0 million of common stock to YA Global. The sale of shares of our common stock pursuant to the SEDA will have a dilutive impact on our stockholders and may cause the market price of our common stock to decline.

In addition, amounts remain available for the future issuance of common stock, preferred stock and/or warrants that we may issue from time to time under the shelf registration statement on Form S-3 that we filed in October 2009. If we issue additional securities pursuant to this shelf registration statement, these securities would be available for immediate resale in the public market.

The market price of our common stock could fall due to an increase in the number of shares available for sale in the public market.

Our executive officers, directors and principal stockholders own a large percentage of our voting common stock and could limit our stockholders’ influence on corporate decisions or could delay or prevent a change in corporate control.

As of January 31, 2010, our directors, executive officers and current holders of more than 5% of our outstanding common stock, together with their affiliates and related persons, beneficially own, in the aggregate, approximately 76% of our outstanding common stock. As a result, these stockholders, if acting together, have the ability to determine the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets and other extraordinary transactions. The interests of this group of stockholders may not always coincide with our corporate interests or the interest of other stockholders, and they may act in a manner with which you may not agree or that may not be in the best interests of other stockholders. This concentration of ownership may have the effect of:

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

The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future. During the period from January 1, 2007 to December 31, 2009, our closing stock price has ranged from a low of $0.68 to a high of $19.61. Market prices for securities of early stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the results of our on-going and planned clinical trials of ACH-1625;

•	the results of our IND preparation, including required chemistry, manufacturing and control (CMC) work, related to ACH-1095;

•	the results of our preclinical development and manufacturing of ACH-2684;

•	the entry into, modification of, or termination of key agreements, or any new collaboration agreement we may enter;

•	the results of regulatory reviews relating to the approval of our drug candidates;

•	the initiation of, material developments in, or conclusion of litigation to enforce or defend any of our intellectual property rights;

•	failure of any of our drug candidates, if approved, to achieve commercial success;

•	general and industry-specific economic conditions that may affect our research and development expenditures;

•	the results of clinical trials conducted by others on drugs that would compete with our drug candidates;

•	the failure or discontinuation of any of our research programs;

•	issues in manufacturing our drug candidates or any approved products;

•	the introduction of technological innovations or new commercial products by us or our competitors;

•	changes in estimates or recommendations by securities analysts who cover our common stock;

•	future sales of our common stock;

•	changes in the structure of health care payment systems;

•	period-to-period fluctuations in our financial results; and

•	low trading volume of our common stock.

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

If we do not comply with Nasdaq’s listing requirements, our common stock could be delisted from the Nasdaq Global Market, which would negatively impact our liquidity, our stockholders’ ability to sell shares and our ability to raise capital.

Our listing on the Nasdaq Global Market is conditioned upon our compliance with the Nasdaq Marketplace Rules. On November 13, 2009, we received notification from the NASDAQ Listings Qualification Department that our stockholders’ equity of $7,214,000, as reported on our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 did not comply with the minimum stockholders’ equity requirement of $10,000,000 for continued listing on The NASDAQ Global Market. On December 14, 2009, we received notification from the NASDAQ Listings Qualification Department that we had regained compliance for continued listing on The NASDAQ Global Market based on compliance with the market value standard. If the price of our common stock declines and we are unable to raise additional equity, we may once again receive a notification from the NASDAQ Listings Qualification Department that our stockholders’ equity does not comply with the minimum stockholders’ equity requirement for continued listing on The NASDAQ Global Market. The delisting of our common stock would significantly affect the ability of investors to trade our securities and would significantly and negatively affect the value and liquidity of our common stock. In addition, the delisting of our common stock could materially and adversely affect our ability to raise capital on terms acceptable to us or at all. Delisting from the NASDAQ Global Market could also have other negative results, including the potential loss of confidence by suppliers and employees, the loss of institutional investor interest and fewer business development opportunities.

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

In particular, as a public company, our management is required to conduct an annual evaluation of our internal controls over financial reporting and include a report of management on our internal controls in our annual reports on Form 10-K. In addition, we have elected to have our independent public accounting firm attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting. If we are unable to continue to conclude that we have effective internal controls over financial reporting or, if our independent auditor is unable to provide us with an attestation and an unqualified report as to the effectiveness of our internal controls over financial reporting, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock.

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

We have entered into a collaboration arrangement with Gilead for the development and commercialization of certain of our HCV compounds involving NS4A antagonism. We also recently executed a license agreement with GCAT for elvucitabine for the treatment of both HBV and HIV infection in mainland China, Hong Kong, and Taiwan. We may enter into additional collaborative arrangements in the future. We are continuing partnering efforts for elvucitabine with regional companies and institutions, including those in South America, South Africa and elsewhere. We do not plan to clinically advance the elvucitabine or ACH-702 programs independently. We also may enter into alliances with major biotechnology or pharmaceutical companies to jointly develop other specific drug candidates and to jointly commercialize them if they are approved. In such alliances, we would expect our biotechnology or pharmaceutical collaborators to provide substantial funding, as well as significant capabilities in clinical development, regulatory affairs, marketing and sales. We may not be successful in entering into any such alliances on favorable terms, if at all. Even if we do succeed in securing such alliances, we may not be able to maintain them if, for example, development or approval of a drug candidate is delayed or sales of an approved drug are disappointing. Furthermore, any delay in entering into collaboration agreements could delay the development and commercialization of our drug candidates and reduce their competitiveness even if they reach the market. Any such delay related to our collaborations could adversely affect our business.

If a collaborative partner terminates or fails to perform its obligations under agreements with us, the development and commercialization of our drug candidates could be delayed or terminated.

If Gilead, GCAT or another future collaborative partner does not devote sufficient time and resources to collaboration arrangements with us, we may not realize the potential commercial benefits of the arrangement, and our results of operations may be adversely affected. For example, in May 2009, Gilead notified us that they do not intend to initiate clinical development of ACH-1095, and we subsequently amended our collaboration so that we may continue to develop ACH-1095, subject to certain rights of Gilead. Had we not come to an agreed upon arrangement, the program would have been terminated, and our business may have been significantly harmed. Additionally, pursuant to the terms of the amended agreement, if Gilead elects not to exercise their right to opt in to ACH-1095 development, we will then become responsible for the development and commercialization of ACH-1095. Gilead maintains the right to terminate the continuing portions of the collaboration related to other NS4A antagonist compounds, and may exercise that right at any time with requisite notice to us.

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

If we are unable to meet the operational, legal and financial challenges that we encounter with international partnerships, we may not be able to grow our business.

We recently entered into an agreement with GCAT which grants GCAT, through its Chinese joint venture with Tianjing Institute of Pharmaceutical Research, the right to clinically develop and commercialize elvucitabine in the People’s Republic of China, Hong Kong and Taiwan. Conducting business in China exposes us to a variety of risks and uncertainties that are unique to China. The economy of China has been transitioning from a planned economy to a market-oriented economy. Although in recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the Chinese government. In addition, the Chinese government continues to play a significant role in regulating industrial development. It also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Efforts by the Chinese government to slow the pace of growth of the Chinese economy could result in interruptions of our development and commercialization efforts in China. In addition, the Chinese legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedential value. In 1979, the Chinese government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. Accordingly, we cannot predict the effect of future developments in the Chinese legal system, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws. Our development and commercialization efforts in China could be materially harmed by any changes in the political, legal or economic climate in China or the inability to enforce applicable Chinese laws and regulations. If such commercialization efforts in China are materially harmed, our collaboration partner may not be able to develop and commercialize elvucitabine in China and our elvucitabine business may not grow.

If physicians and patients do not accept our future drugs, we may be unable to generate significant revenue, if any.

Even if ACH-1625, ACH-1095, ACH-2684, ACH-702, elvucitabine or any other drug candidates we may develop or acquire in the future, obtain regulatory approval, they may not gain market acceptance among physicians, health care payors, patients and the medical community. Factors that we believe could materially affect market acceptance of our product candidates include:

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

We own or hold exclusive licenses to several U.S. issued patents and U.S. pending provisional and non-provisional patent applications, as well as pending PCT applications and associated non-US patents and patent applications. Our success depends in part on our ability to obtain patent protection both in the United States and in other countries for our drug candidates. Our ability to protect our drug candidates from unauthorized or infringing use by third parties depends in substantial part on our ability to obtain and maintain valid and enforceable patents. Due to evolving legal standards relating to the patentability, validity and enforceability of patents covering pharmaceutical inventions and the scope of claims made under these patents, our ability to maintain, obtain and enforce patents is uncertain and involves complex legal and factual questions. Accordingly, rights under any issued patents may not provide us with sufficient protection for our drug candidates or provide sufficient protection to afford us a commercial advantage against competitive products or processes. In addition, we cannot guarantee that any patents will issue from any pending or future patent applications owned by or licensed to us. Even if patents have issued or will issue, we cannot guarantee that the claims of these patents are or will be valid or enforceable or will provide us with any significant protection against competitive products or otherwise be commercially valuable to us. Patent applications in the United States are maintained in confidence for up to 18 months after their filing. In some cases, however, patent applications remain confidential in the U.S. Patent and Trademark Office, which we refer to as the U.S. Patent Office, for the entire time prior to issuance as a U.S. patent. Similarly, publication of discoveries in the scientific or patent literature often lag behind actual discoveries. Consequently, we cannot be certain that we or our licensors or co-owners were the first to invent, or the first to file patent applications on, our drug candidates or their use as anti-infective drugs. In the event that a third party has also filed a U.S. patent application relating to our drug candidates or a similar invention, we may have to participate in interference proceedings declared by the U.S. Patent Office to determine priority of invention in the United States. The costs of these proceedings could be substantial and it is possible that our efforts would be unsuccessful, resulting in a loss of our U.S. patent position. Furthermore, we may not have identified all U.S. and foreign patents or published applications that affect our business either by blocking our ability to commercialize our drugs or by covering similar technologies that affect our drug market.

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

Because of the relative weakness of the Chinese legal system in general, and the intellectual property rights in particular, we may not be able to enforce intellectual property rights in China.

The legal regime protecting intellectual property rights in China is weak. Because the Chinese legal system in general, and the intellectual property regime in particular, are relatively weak, it is often difficult to create and enforce intellectual property rights in China. Accordingly, we may not be able to effectively protect our intellectual property rights in China under the GCAT agreement.

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

We currently lease approximately 37,000 square feet of laboratory and office space in New Haven, Connecticut, which we occupy under a ten-year lease expiring in 2010. In December 2009, we entered into an amendment to our lease wherein we agreed to surrender approximately 5,000 square feet of our existing space effective March 15, 2010. We are currently negotiating the terms of an extension of this lease. We believe our existing facilities are adequate for our current needs and that additional space will be available in the future on commercially reasonable terms as needed.

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

Market Information

Our common stock began trading on the NASDAQ Global Market on October 26, 2006 under the symbol “ACHN”. Prior to that time, there was no established public trading market for our common stock. The following table sets forth the high and low sale prices per share for our common stock on the NASDAQ Global Market for the period indicated:

Year and Quarter:
	High	Low
2009
First Quarter	$1.80	$0.70
Second Quarter	$2.10	$1.10
Third Quarter	$2.42	$1.30
Fourth Quarter	$3.89	$1.47

2008
First Quarter	$6.75	$3.26
Second Quarter	$4.50	$1.96
Third Quarter	$3.02	$0.85
Fourth Quarter	$2.00	$0.65

2007
First Quarter	$20.00	$5.71
Second Quarter	$7.41	$4.91
Third Quarter	$8.00	$5.61
Fourth Quarter	$6.50	$3.68

2006
Fourth Quarter (beginning October 26, 2006)	$17.94	$11.57

Information regarding our equity compensation plans and the securities authorized for issuance thereunder is set forth in Item 12 below.

Holders of record

As of March 9, 2010, there were approximately 61 holders of record of our common stock.

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

Issuer Purchases of Equity Securities

Neither we nor any affiliated purchaser or anyone acting on behalf of us or an affiliated purchaser made any purchases of shares of our common stock in the fourth quarter of 2009.

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

The following graph compares the cumulative total stockholder return on our common stock from October 26, 2006 (the first trading date following our initial public offering) to December 31, 2009 with the cumulative total return of (i) the NASDAQ Market Index and (ii) the NASDAQ Biotechnology Index. This graph assumes the investment of $100.00 on October 26, 2006 in our common stock, the NASDAQ Market Index and the NASDAQ Biotechnology Index, and assumes any dividends are reinvested.

	10/26/06	12/31/06	12/31/07	12/31/08	12/31/09
ACHILLION PHARMACEUTICALS, INC.	100.00	131.51	40.73	5.55	25.39
NASDAQ BIOTECHNOLOGY INDEX	100.00	102.21	112.99	67.76	98.47
NASDAQ MARKET INDEX	100.00	97.99	102.54	89.92	104.28

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read together with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the notes to those financial statements included elsewhere in this Annual Report on Form 10-K. The selected statements of operations data for the years ended December 31, 2009, 2008, and 2007 and balance sheet data as of December 31, 2009 and 2008 set forth below have been derived from our audited financial statements included elsewhere in this Annual Report. The selected statement of operations data for the years ended December 31, 2006 and 2005 and balance sheet data as of December 31, 2007, 2006 and 2005 set forth below have been derived from the audited financial statements for such years not included in this Annual Report. The historical results presented here are not necessarily indicative of future results.

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share amounts)
Statement of Operations Data:
Total operating revenue	$(294)	$(234)	$4,038	$3,292	$8,526
Research and development	18,419	21,018	27,160	22,692	18,024
General and administrative	6,553	6,546	6,476	4,865	3,101
Restructuring	274	—	—	—	—
Total operating expenses	25,246	27,564	33,636	27,557	21,125
Loss from operations	(25,540)	(27,798)	(29,598)	(24,265)	(12,599)
Interest income (expense)	(392)	(353)	1,496	179	(976)
Net loss	(25,932)	(28,151)	(28,102)	(24,086)	(13,575)
Net loss applicable to common shareholders	$(25,932)	$(28,151)	$(28,102)	$(28,249)	$(16,514)
Net loss per share—basic and diluted	$(0.98)	$(1.42)	$(1.80)	$(9.35)	$(32.96)
Weighted average number of shares outstanding—basic and diluted	26,537	19,812	15,583	3,022	501

	2009	2008	2007	2006	2005
Balance Sheet Data:
Cash and cash equivalents	$9,712	$11,060	$8,971	$22,662	$9,583
Marketable Securities	—	24,297	22,138	39,904	—
Working capital	2,803	24,359	20,224	53,190	654
Total assets	11,670	38,561	35,632	67,146	13,750
Long-term liabilities	2,906	1,361	1,402	8,102	5,021
Total liabilities	10,648	13,540	14,094	19,776	15,418
Convertible preferred stock	—	—	—	—	94,354
Total stockholders’ (deficit) equity	1,022	25,021	21,538	47,370	(96,022)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of innovative treatments for infectious diseases. Within the anti-infective market, we are currently concentrating on the development of antivirals for the treatment of chronic hepatitis C and the development of antibacterials for the treatment of resistant bacterial infections. We are currently focusing our efforts on developing three HCV drug candidates in two distinct classes: ACH-1625, a protease inhibitor for the treatment of chronic hepatitis C currently in phase 1/b clinical testing, ACH-1095, a NS4A antagonist also for the treatment of chronic hepatitis C, which has been developed in collaboration with Gilead Sciences, Inc., or Gilead, and is currently in late stage preclinical testing and ACH-2684, a high-potency protease inhibitor which is currently in late stage preclinical testing. In addition, we have established a pipeline of certain other product candidates for which we are currently seeking additional appropriate collaborative partners, but to which we are not devoting significant resources at this time. These product candidates include ACH-702 for the treatment of serious bacterial infections and elvucitabine for the treatment of HIV infection. We believe that there are several business advantages to developing anti-infective drugs as compared to developing drugs in other therapeutic areas. The emergence of drug resistance seen with current antiviral and antibacterial therapy creates a continuing need for new drugs, which we believe provides us with a large and growing business opportunity.

We have devoted and are continuing to devote substantially all of our efforts toward product research and development. We have incurred losses of $192 million from inception through December 31, 2009 and had an accumulated deficit of $206 million through December 31, 2009. Our net losses were $25.9 million, $28.2 million and $28.1 million for years ended December 31, 2009, 2008 and 2007, respectively. We have funded our operations primarily through:

•	proceeds from the sale of equity securities, including our initial public offering in October 2006 and a private placement of our common stock in August 2008;

•	borrowings from debt facilities; and

•	receipts of up-front, milestone and cost-sharing payments from one of our collaboration partners, Gilead.

In July 2009, we entered into a Standby Equity Distribution Agreement (or SEDA) with YA Global Master SPV Ltd. pursuant to which we may, at our option, periodically sell YA Global shares of our common stock for a total purchase price of up to $15.0 million. For each share of common stock purchased under the SEDA, YA Global will pay us ninety-five percent of the lowest volume weighted average price of the common stock on the NASDAQ Global Market during the five consecutive trading days following our advance notice. As of December 31, 2009, we have not drawn down any amounts under the SEDA.

In January 2010, we issued 10,275,000 shares of our common stock in an underwritten public offering. In February 2010, we issued an additional 1,541,250 shares of common stock in connection with the underwriter’s exercises of an over-allotment option. We received net proceeds of $22.6 million.

We expect to incur substantial losses for at least the next several years as we seek to:

•	continue clinical testing of ACH-1625;

•	finalize the clinical development plan for ACH-1095 and complete necessary chemistry, manufacturing and control activities in order to file an IND for this compound;

•	complete IND-enabling preclinical testing of ACH-2684; and

•	identify and progress additional drug candidates.

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

Financial Operations Overview

Revenue

To date, we have not generated revenue from the sale of any drugs. The majority of our revenue recognized to date has been derived from our collaboration with Gilead to develop compounds for use in treating chronic hepatitis C. During the years ended December 31, 2009, 2008 and 2007 we recognized $(294,000), $(234,000) and $4.0 million, respectively, under this collaboration agreement.

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

In May 2009, Gilead notified us that they do not intend to participate in the clinical development of ACH-1095 and therefore, we did not recognize any amortization of deferred revenue during the year ended December 31, 2009, as we are currently unable to accurately estimate our total performance obligations under the collaboration. We will determine if we are able to estimate our remaining total performance obligations when and if a new lead compound under the collaboration is identified.

Effective April 1, 2007, each party provides for the costs of their own full-time equivalents. External research costs continue to be shared equally by both parties. Through March 31, 2007, research and development expenses under our collaboration with Gilead, including internal full-time equivalent costs and external research costs, incurred by both companies prior to proof-of-concept, were borne equally by both parties. For the years ended December 31, 2009 and 2008, Gilead incurred a greater amount of external costs; therefore, we were the net payor of funds to Gilead under this portion of the arrangement.

Research and Development

Our research and development expenses reflect costs incurred for our proprietary research and development projects as well as costs for research and development projects conducted as part of collaborative arrangements. These costs consist primarily of salaries and benefits for our research and development personnel, costs of services by clinical research organizations, other outsourced research, materials used during research and development activities, facility-related costs such as rent and utilities associated with our laboratory and clinical development space and operating supplies. We expect that research and development expenses will remain substantially unchanged during 2010 as we continue clinical testing of ACH-1625 and continue preclinical and research work for ACH-2684.

We have established our current drug candidate pipeline primarily through our internal discovery capabilities except for elvucitabine, which we in-licensed. Through these efforts we have identified and are developing the following drug candidates:

•

ACH-1625, a Protease Inhibitor for Chronic Hepatitis C Infection. We are evaluating ACH-1625, a protease inhibitor for the treatment of chronic hepatitis C, in a phase 1/b clinical trial to assess the compound’s safety, tolerability, pharmacokinetic properties and efficacy in healthy volunteers and HCV-infected subjects. ACH-1625 has demonstrated strong potency, unique pharmacokinetics and a good safety profile in preclinical studies. In both the phase 1a segments and the two phase 1b segments of a recent clinical trial, ACH-1625 was demonstrated to be safe and well-tolerated at total daily doses ranging from 50mg to 2000mg. Further, ACH-1625 was demonstrated to significantly reduce viral load in HCV patients by 3.94log10 and 4.25log10 at doses of 600 mg twice daily and 500 mg twice daily, respectively.

•

ACH-1095, a NS4A Antagonist for Chronic Hepatitis C Infection. We are also evaluating ACH-1095 for the treatment of chronic hepatitis C. In preclinical and clinical studies, NS4A antagonists demonstrate potent inhibition of the replication of HCV, the virus that causes hepatitis C, by targeting a non-structural, or NS, viral protein called 4A. We believe these NS4A antagonists may offer several potential advantages compared to currently available treatments, including greater potency, a novel mechanism of action, lack of cross resistance. We believe these compounds could be used in combination with the current standard of care, or with other therapies in development, to significantly improve treatment outcomes. Since November 2004, we have collaborated with Gilead under an exclusive license and collaboration agreement for the research, development and commercialization of compounds operating by this mechanism of action. In May 2009, Gilead indicated that it did not intend to initiate clinical development of ACH-1095. We believe that the compound should be advanced. Therefore, in September 2009, we entered into an amendment to our license and collaboration agreement with Gilead which allows us to continue to develop ACH-1095 independently, and also provides that Gilead and Achillion will continue to advance additional compounds operating by the NS4A mechanism of action. We anticipate that we will file an IND for ACH-1095 near the end of 2010.

•

ACH-2684, a High-Potency Protease Inhibitor for Chronic Hepatitis C Infection. We are evaluating a third compound for the treatment of chronic HCV infection. In preclinical studies ACH-2684 has demonstrated excellent potency in the low pico-molar range, as well as good pharmacokinetic and safety profiles in preclinical studies. The potency and virology profiles of ACH-2684 demonstrate that it effectively suppresses a broad range of natural variants of the hepatitis C virus, and may be effective in prevention and treatment of emerging resistant variants. This compound also retains potent activity against all genotypes. The very high potency of ACH-2684 was achieved by designing the compound to optimize the way in which it binds with NS3 protease. In vitro, ACH-2684 can be used in combination with other HCV inhibitors, and is synergistic with NS5B nucleoside polymerase inhibitors. ACH-2684 is currently undergoing IND-enabling preclinical studies.

•

ACH-702 for Drug Resistant Bacterial Infections. ACH-702 is a preclinical candidate with potency against a broad spectrum of bacterial pathogens including methicillin-resistant staphylococcus aureus, or MRSA. We have completed a pre-IND consultation with the FDA on the most appropriate clinical development program for ACH-702. While the FDA provided guidance on an appropriate path toward regulatory approval for topical administration for ACH-702, the Division of Anti-Infective and Ophthalmology Products referred our request for additional guidance on systemic administration of ACH-702 to the Division of Special Pathogen and Transplant Products, or the DSPTP. We have assessed our strategic and development options for ACH-702 including pursuing other applications, such as dermatologic and ophthalmic use, use in medical biofilms and use against drug resistant tuberculosis. At this time, we do not anticipate moving into clinical development of ACH-702 and we do not expect to invest significantly in the future development of this compound without a collaboration partner or other external funding source.

•

Elvucitabine for HIV Infection. Elvucitabine is an antiviral being developed for the treatment of HIV infection. We have evaluated elvucitabine in phase II clinical trials to further explore its safety and efficacy in HIV-infected patients up to 96-weeks of treatment, and the open-label extension of one trial remains on-going through 2010. We recently licensed rights to develop and commercialize elvucitabine in China to GCA Therapeutics Ltd. We retain development and marketing rights to elvucitabine in other territories, and we are currently seeking other collaboration arrangements for development and commercialization of elvucitabine in South Africa and South America. We do not plan to clinically advance elvucitabine independently.

All costs associated with internal research and development, and research and development services for which we have externally contracted, are expensed as incurred. The costs of obtaining patents for our candidates are expensed as incurred as indirect costs.

	For the Years Ended
	2009	2008	2007
	(in thousands)
Direct external costs:
ACH-1625 (including ACH-2684 and related compounds)	$6,233	$3,470	$—
NS4A Antagonists	343	1,106	1,793
ACH-702	99	262	3,055
Elvucitabine	891	3,416	10,728

	7,566	8,254	15,576
Direct internal personnel costs	6,657	7,037	7,206

Sub-total direct costs	14,223	15,291	22,782
Indirect costs and overhead	4,345	5,859	5,338
Research and development tax credit	(149)	(132)	(960)

Total research and development	$18,419	$21,018	$27,160

We are currently completing a phase 1/b clinical trial of ACH-1625 and are completing the open-label extension of one phase II clinical trial for elvucitabine.

The successful development of our drug candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development of our drug candidates. We are also unable to predict when, if ever, material net cash inflows will commence from any of our compounds. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

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

General and Administrative

Our general and administrative expenses consist primarily of salaries and benefits for management and administrative personnel, professional fees for legal, accounting and other services, travel costs and facility-related costs such as rent, utilities and other general office expenses. We expect that general and administrative expenses will remain substantially unchanged during 2010.

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

When we determine that an arrangement should be accounted for as a single unit of accounting, we must determine the period over which the performance obligations will be performed and revenue related to upfront license payments will be recognized. Revenue will be recognized using either a proportionate performance or straight-line method. We recognize revenue using the proportionate performance method provided that we can reasonably estimate the level of effort required to complete our performance obligations under an arrangement and such performance obligations are provided on a best-efforts basis. Under the proportionate performance method, periodic revenue related to up-front license payments is recognized as the percentage of actual effort expended in that period to total effort expected for all of our performance obligations under the arrangement. Actual effort is generally determined based upon actual direct labor hours or full-time equivalents incurred and include research and development activities performed by internal scientists. Total expected effort is generally based upon the total direct labor hours of full-time equivalents (“FTE”) incorporated into the detailed budget and project plan that is agreed to by both parties to the collaboration. Significant management judgment is required in determining the level of effort required under an arrangement and the period over which we expect to complete the related performance obligations. In the event that a change in estimate occurs, the change will be accounted for using the cumulative catch-up method which provides for an adjustment to revenue in the current period. Estimates of our level of effort may change in the future, resulting in a material change in the amount of revenue recognized in future periods, including negative revenue in some periods.

Generally under collaboration arrangements, payments received during the period of performance may include up-front payments, time-or performance-based milestones and reimbursement of internal and external costs. The proportion of actual performance to total expected performance is applied to these payments in determining periodic revenue, but will be limited by the aggregate cash received or receivable to date.

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

We revised our joint research program with Gilead in both the first quarter of 2007 and 2009 at which time we extended the period over which our remaining obligations under the arrangement would be completed thereby increasing our total estimated efforts under the collaboration. At this time, we cannot accurately estimate our future obligations under the collaboration as we have not identified a new lead compound. Therefore during the year ended December 31, 2009, we did not recognize any revenue from upfront, milestone and FTE fees previously received under the collaboration. We will determine if we are able to estimate our remaining total performance obligations when and if a new lead compound under the collaboration is identified.

Under the license agreement, through March 31, 2007, agreed upon research or development expenses, including internal FTE costs and external costs, incurred by both companies during the period up to proof-of-concept were borne equally by both parties. Effective April 1, 2007, internal FTE costs were no longer subject to this cost-sharing arrangement. Instead, each party bore its own internal costs, including FTE costs.

In September 2009, we and Gilead amended our collaboration arrangement so that we may continue to develop ACH-1095 independently during an “Interim Period,” while Gilead may join us in developing ACH-1095 at clinical proof-of-concept, as defined. We will bear all costs associated with ACH-1095 development during the Interim Period. If Gilead elects to regain rights to ACH-1095, Gilead will reimburse us for all ACH-1095 development costs incurred during the Interim Period, and all original milestone and royalty payments described in the License Agreement will again apply to ACH-1095. Gilead is under no obligation to exercise its right with respect to ACH-1095. If Gilead elects not to exercise its right to ACH-1095 within forty-five (45) days after proof-of-concept, we shall gain all rights to ACH-1095 and Gilead will then have the right to designate a new lead compound. We continue to be responsible for backup activities, which included preclinical assessment of a limited number of other NS4A antagonists. Gilead will otherwise be responsible for all manufacturing, formulation and commercialization activities associated with such compounds, if nominated, including all regulatory filings and clinical trials after proof-of-concept.

Stock-Based Compensation—Employee Stock-Based Awards

We apply ASC 718, Stock Compensation, which requires measurement and recognition of compensation expense for all stock-based awards made to employees and directors, including employee stock options and employee stock purchases under our 2006 ESPP Plan based on estimated fair values. We utilize the simplified method in developing an estimate of the expected term of “plain vanilla” share options.

We primarily grant qualified stock options for a fixed number of shares to employees with an exercise price equal to the market value of the shares at the date of grant. To the extent that the amount of the aggregate fair market value of qualified stock options that become exercisable for an individual exceeds $100,000 during any tax year, those stock options are treated as non qualified stock options. Under the fair value recognition provisions, stock-based compensation cost is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized during the years ended December 31, 2009, 2008 and 2007 includes compensation expense for stock-based awards granted prior to, but not yet vested as of December 31, 2005, as well as amounts related to the stock-based awards granted subsequent to December 31, 2005, based on the fair value on the grant date.

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

Total compensation expense recorded in the accompanying statements of operations associated with option grants made to employees for the years ended December 31, 2009, 2008 and 2007 was $1.9 million, $2.1 million and $1.7 million, respectively. We recorded no tax benefit related to these options since we currently maintain a full valuation allowance.

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

We do not have any unrecognized tax benefits as of December 31, 2009. We review all tax positions to ensure the tax treatment selected is sustainable based on its technical merits and that the position would be sustained if challenged.

Results of Operations

Results of operations may vary from period to period depending on numerous factors, including the timing of payments received under existing or future strategic alliances, joint ventures or financings, if any, the progress of our research and development projects, technological advances and determinations as to the commercial potential of proposed products.

Revenues:

Our sources of revenue during the years ended December 31, 2009, 2008, and 2007 are primarily related to our Gilead collaboration. During the year ended December 31, 2007 we also recognized revenue under a Small Business Innovation Research, or SBIR, grant. Revenue consisted of the following:

	For the Years Ended			Change
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
	(in thousands)
Gilead collaboration revenue	$(294)	$(234)	$4,003	$(60)	$(4,237)
Grant revenue	—	—	35	—	(35)

Total revenue	$(294)	$(234)	$4,038	$(60)	$(4,272)

Through the completion of our performance obligations under the collaboration with Gilead, we expect to recognize additional collaboration revenue of approximately $2.5 million, offset by any payments we are obligated to make to Gilead in satisfaction of external costs paid by Gilead under our external cost-sharing agreement. It is possible that we will recognize negative revenue in future quarters based upon the timing of our performance under the collaboration, and on the timing and magnitude of external costs borne by Gilead.

Comparison of the Years Ended December 31, 2009 and 2008

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

	For the Years Ended			Change
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
	(in thousands)
Personnel costs	$5,904	$6,135	$6,565	$(231)	$(430)
Stock based compensation	754	912	676	(158)	236
Outsourced research and supplies	7,767	9,404	16,266	(1,637)	(6,862)
Professional and consulting fees	1,370	1,691	1,646	(321)	45
Facilities costs	2,624	2,738	2,657	(114)	81
Travel and other costs	149	270	310	(121)	(40)
Research and development tax credit	(149)	(132)	(960)	(17)	828

Total	$18,419	$21,018	$27,160	$(2,599)	$(6,142)

We reclassified certain prior year amounts to conform to the current year’s presentation. State research and development credit carryforwards that were exchanged for cash of $149, $132 and $960 were reclassified from income tax benefit to a reduction of research and development expenditures for the years ended December 31, 2009, 2008 and 2007, respectively.

Comparison of the Years Ended December 31, 2009 and 2008

The decrease in research and development expenses from 2008 to 2009 was primarily the result of lower personnel due to the implementation of our restructuring plan in July 2009, outsourced research and consulting fees related to elvucitabine, ACH-1095 and ACH-702 in 2008 and the payment of an upfront license fee under a collaboration with FOB Synthesis that was not continued in 2009, partially offset by increased costs associated with the clinical testing of ACH-1625 in 2009.

We expect research and development expenses to remain substantially unchanged in 2010 as we continue clinical testing of ACH-1625 and continue preclinical and research work for ACH-2684.

Comparison of the Years Ended December 31, 2008 and 2007

The decrease in research and development expenses from 2007 to 2008 was primarily due to lower outsourced research costs related to phase II trials for elvucitabine and the completion of preclinical testing of ACH-702 in 2007 partially offset by increased costs associated with ACH-1625 preclinical studies and an upfront license fee under a collaboration with FOB Synthesis which was terminated in April 2009.

In addition, the State of Connecticut provides companies with the opportunity to forego certain research and development tax credit carryforwards in exchange for cash. The program provides for such exchange of the research and development credits at a rate of 65% of the annual incremental and non-incremental research and development credits, as defined. The $828,000 decrease from 2007 to 2008 is due to the decrease in the incremental portion of the credit resulting from comparable eligible research and development expenditures in 2008 and 2007.

General and Administrative Expenses:

General and administrative expenses consist primarily of salaries and benefits for management and administrative personnel, professional fees for legal, accounting and other services, travel costs and facility-related costs such as rent, utilities and other general office expenses. General and administrative expenses consisted of the following:

	For the Years Ended			Change
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
	(in thousands)
Personnel costs	$2,345	$1,857	$1,968	$488	$(111)
Stock based compensation	1,186	1,269	1,076	(83)	193
Professional and consulting fees	1,247	1,625	1,744	(378)	(119)
Facilities costs	1,269	1,191	1,179	78	12
Travel and other costs	506	604	509	(98)	95

Total	$6,553	$6,546	$6,476	$7	$70

Comparison of the Years Ended December 31, 2009 and 2008

The slight increase in general and administrative expenses from 2009 to 2008 was primarily due to increased personnel costs primarily related to the addition of business development personnel offset by decreased business development consulting fees and professional fees for legal and accounting services. We expect that general and administrative expenses will remain substantially unchanged in 2010.

Comparison of the Years Ended December 31, 2008 and 2007

The slight increase in general and administrative expenses from 2007 to 2008 was primarily due to increased non-cash stock compensation, offset by a decrease in professional costs associated with certain market studies performed during 2007 that were not repeated in 2008.

Restructuring Charges:

During the year ended December 31, 2009, we incurred restructuring charges of $274,000. These charges consist primarily of employee severance payments and outplacement services resulting from the implementation of our restructuring plan in July 2009 which reduced employee headcount by approximately 25%.

Other Income and Expense:

Comparison of the Years Ended December 31, 2009 and 2008

Interest income (expense). Interest income was $172,000 and $707,000 for the years ended December 31, 2009 and 2008, respectively. The $535,000 decrease from 2008 to 2009 was primarily due to decreased average cash balances.

Interest expense was $564,000 and $1.1 million for the years ended December 31, 2009 and 2008, respectively. The decrease of $496,000 was primarily due to lower average debt facility balances outstanding in 2009.

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

Liquidity and Capital Resources

Since our inception in August 1998, we have financed our operations primarily through the issuance of stock, borrowings under debt facilities, as well as through receipts from our collaboration with Gilead. Through December 31, 2009, we had received approximately $192.4 million in aggregate net proceeds from stock issuances, including convertible preferred stock, our initial public offering and our 2008 private placement, $19.1 million from Gilead under our collaboration agreement with them and approximately $22.1 million under debt facilities. As of December 31, 2009, amounts remain outstanding under the following debt facilities:

Lender	Date	Interest Rate (per annum)	Principal Amount	Maturity Date
Connecticut Innovations, Inc.	November 2000	7.5%	$1,400,000	September 2010
Webster Bank	May 2003	6.72-9.27%	$1,386,883	June 2006-Dec 2010
Oxford Finance Corporation	June 2007	11.58%	$400,000	June 2010
General Electric Capital Corporation	June 2007	11.58%	$400,000	June 2010
Oxford Finance Corporation	February 2008	9.97%	$2,500,000	March 2011
General Electric Capital Corporation	February 2008	9.97%	$2,500,000	March 2011

The amounts reflected above represent original maturities under our debt agreements. As of December 31, 2009, our debt balance due to borrowings is $3.3 million with a weighted average interest rate of 9.56%.

We had $9.7 million, $35.4 million and $31.1 million in cash, cash equivalents and marketable securities as of December 31, 2009, 2008 and 2007, respectively.

On August 12, 2008, we issued 10,714,655 shares of our common stock plus warrants to purchase a total of 2,678,644 additional shares of common stock to certain institutional investors in a private placement, resulting in gross proceeds of $31.1 million, or $29.2 million net of offering expenses.

In February 2008, we entered into a credit facility with GE Capital Corporation and Oxford Finance Corporation. At the same time, we combined the amounts outstanding under the 2005 Credit Facility with the newly issued notes (collectively the “2008 Credit Facility”). The 2008 Credit Facility provided an incremental $5.0 million to fund our working capital needs, and is secured by substantially all of our tangible assets. In connection with the 2008 Credit Facility, we issued warrants to purchase 43,000 shares of common stock at an exercise price of $4.68 per share.

In July 2009, we entered into a Standby Equity Distribution Agreement (or SEDA) with YA Global Master SPV Ltd. pursuant to which we may, at our option, periodically sell YA Global shares of our common stock for a total purchase price of up to $15.0 million. For each share of common stock purchased under the SEDA, YA Global will pay us ninety-five percent of the lowest volume weighted average price of the common stock on the NASDAQ Global Market during the five consecutive trading days following our advance notice. As of December 31, 2009, we have not drawn down any amounts under the SEDA.

Cash used in operating activities was $22.3 million for the year ended December 31, 2009 and was primarily attributable to our $25.9 million net loss, offset primarily by $3.0 million in non-cash charges related to depreciation, amortization and non-cash interest and stock based compensation. Cash used in operating activities was $24.9 million for the year ended December 31, 2008 and was primarily attributable to our $28.2 million net loss, offset primarily by $3.2 million in non-cash charges related to depreciation, amortization and non-cash interest and stock based compensation. Cash used in operating activities was $29.9 million for the year ended December 31, 2007 and was primarily attributable to our $28.1 million net loss and $2.7 million amortization of deferred revenue, offset primarily by $2.5 million in non-cash charges related to depreciation, amortization and non-cash stock based compensation.

Cash provided by investing activities was $24.0 million for the year ended December 31, 2009 and was primarily attributable to maturities of marketable securities offset by purchases of marketable securities. Cash used in investing activities was $1.8 million for the year ended December 31, 2008 and was primarily attributable to purchases of marketable securities offset by maturities of marketable securities. Cash provided by investing activities was $18.4 million for the year ended December 31, 2007 and was primarily attributable to maturities of marketable securities offset by purchases of marketable securities and $1.2 million in property and equipment purchases.

Cash used in financing activities was $3.1 million for the year ended December 31, 2009 and was primarily attributable to $3.0 million used for repayments of debt. Cash provided by financing activities was $28.8 million for the year ended December 31, 2008 and was primarily attributable to $29.2 million in net proceeds from the sale of 10,714,655 units and an incremental $5.0 million in borrowings under our 2008 credit facility, offset by $5.3 million used for repayments of debt. Cash used in financing activities was $2.1 million for the year ended December 31, 2007 and was attributable to $3.7 million used for repayments of debt, offset primarily by $1.2 million in receipt of proceeds under a debt facility.

We expect to incur continuing losses from operations for at least the next several years as we seek to:

•	continue clinical testing of ACH-1625;

•	finalize the clinical development plan for ACH-1095, complete necessary chemistry, manufacturing and control activities in order to file an IND for this compound;

•	complete IND-enabling preclinical testing of ACH-2684; and

•	progress additional HCV drug candidates.

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

We believe that our existing cash and cash equivalents, as augmented by the SEDA or additional financing activities, will be sufficient to meet our projected operating requirements through at least December 31, 2010. However, our funding resources and requirements may change and will depend upon numerous factors, including but not limited to:

•	the costs involved in the clinical development, manufacturing and formulation of ACH-1625;

•	the costs associated with IND preparation, including required chemistry, manufacturing and control (CMC) work, related to ACH-1095;

•	the costs associated with preclinical development and manufacturing of ACH-2684;

•	the potential therapeutic uses and resulting partnership opportunities for ACH-702 that we may pursue;

•	our ability to enter into corporate collaborations and the terms and success of these collaborations;

•	the costs involved in obtaining regulatory approvals for our drug candidates;

•	the scope, prioritization and number of programs we pursue;

•	the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent and other intellectual property claims;

•	our ability to raise incremental debt or equity capital;

•	our acquisition and development of new technologies and drug candidates; and

•	competing technological and market developments currently unknown to us.

In January 2010, we issued 10,275,000 shares of our common stock in an underwritten public offering. In February 2010, we issued an additional 1,541,250 shares of common stock in connection with the underwriter’s exercises of an over-allotment option. We received net proceeds of $22.6 million.

We may augment our cash balance through financing transactions, including the issuance of debt or equity securities, and/or further corporate alliances. There can be no assurance that we will be able to obtain adequate levels of additional funding or favorable terms, if at all. If adequate funds are not available, we may be required to:

•	delay, reduce the scope of or eliminate additional research and development programs;

•

obtain funds through arrangements with collaborators or others on terms unfavorable to us or that may require us to relinquish rights to certain drug candidates that we might otherwise seek to develop or commercialize independently; and/or

•	pursue merger or acquisition strategies.

Any future equity funding would dilute our equity holders.

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

On July 29, 2009, we implemented a restructuring plan that reduced employee headcount by approximately 25% to approximately 40. The restructuring plan was implemented following a strategic assessment of our portfolio of therapeutic compounds. During the assessment, our management and board of directors determined that we would focus our discovery and development efforts on our HCV therapeutics. Based on this strategic assessment, we prioritized certain projects and assessed the staffing levels required to accomplish our revised goals, resulting in a reduction of staff. The reduction in personnel may adversely affect our development of these compounds through preclinical and clinical trials, or our ability to discover or develop new compounds.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Contractual Obligations and Commitments

The following table sets forth a summary of our commitments as of December 31, 2009:

	Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Long-term debt, including interest	$3,284	$2,867	$417	$—	$—
Operating lease obligations	705	705	—	—	—
Clinical research obligations	1,292	1,292	—	—	—
Other research obligations and licenses	2,542	2,208	331	3	—

Total	$7,823	$7,072	$748	$3	$—

The above amounts exclude potential payments that are based on the progress of our drug candidates in development, to be made under our license agreements, as these payments are not yet determinable.

Each of our debt agreements contains certain subjective acceleration clauses, such that upon the occurrence of a material adverse change in the financial condition, business or operations of the Company in the view of the lenders (“Material Adverse Change”), amounts outstanding under the agreement may become immediately due and payable. At December 31, 2009, the Company believes the occurrence of a material change is remote. At December 31, 2008, the company believed the occurrence of a material adverse change was less than remote, and as a result, the Company’s debt balances were classified as short term at December 31, 2008. The Company has no indication that it is in default of any such clauses and none of the Company’s lenders have accelerated scheduled loan payments as a result of these provisions.

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

Gilead

In November 2004, we entered into the Gilead Arrangement with Gilead to jointly develop and commercialize compounds for use in treating hepatitis C infection which inhibit viral replication through a specified novel mechanism of action, which was amended in September 2009. Commercialization efforts will commence only if such compounds are found to be commercially viable and all appropriate regulatory approvals have been obtained. In addition to being a collaboration partner, Gilead Inc. is also a shareholder of Achillion. As of December 31, 2009, Gilead holds 1,115,839 shares, representing 4% of total shares outstanding.

Nicholas Simon

On August 19, 2008, the Board of Directors of the Company elected Nicholas Simon as a Class I member of the Board of Directors to serve until the Company’s 2010 Annual Meeting of Stockholders or until his successor is duly elected and qualified. Mr. Simon is a managing director of Clarus Ventures LLC (“Clarus”). In connection with Clarus’ agreement to invest in Achillion, we agreed that Mr. Simon would be appointed to our Board of Directors upon a vacancy, which occurred on August 19, 2008. On August 12, 2008, Clarus purchased units consisting of 5,163,689 shares of common stock and common stock warrants to purchase 1,290,922 shares of common stock for an aggregate purchase price of $15 million. In addition, pursuant to warrants issued to Clarus, Clarus had the right to purchase an additional 1,773,050 units between February 2009 and August 2009, all of which expired. As of December 31, 2009, Clarus is the beneficial owner of approximately 15% of our total issued and outstanding shares, excluding the shares that may be acquired upon exercise of the warrants held by Clarus.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this assessment, management concluded that, as of December 31, 2009, our internal control over financial reporting is effective based on the criteria set forth in Internal Control—Integrated Framework issued by the COSO.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On March 8, 2010 we entered into an amended and restated license agreement (the “Agreement”) with GCA Therapeutics, Ltd. (“GCAT”) for elvucitabine, our nucleoside reverse transcriptase inhibitor for the treatment of both hepatitis B virus (“HBV”) infection and human immunodeficiency virus (“HIV”) infection. The exclusive license grants GCAT the right, through its Chinese joint venture with Tianjing Institute of Pharmaceutical Research, to clinically develop and commercialize elvucitabine in mainland China, Hong Kong and Taiwan.

Under the terms of the Agreement, CGAT, through a sublicense agreement with its Chinese joint venture, T&T Pharma Co., Ltd., will assume all development and regulatory responsibility and associated costs for elvucitabine, and we will be eligible to receive development milestones and royalties on net sales in those territories.

The Agreement may be terminated by either party based upon material breaches by the other party, effective ninety (90) days after providing written notice to the breaching party, if the breaching party fails to cure its material breach.

We may terminate the Agreement upon thirty (30) days written notice in the event GCAT fails to meet any of the development or commercialization diligence milestones by the deadlines specified in the Agreement, or may terminate upon ninety (90) days written notice in the event of a change of corporate control. In the event of a change of control, as defined, we shall pay GCAT termination fees, in an amount determined based upon specified progress milestones.

A copy of the amendment is attached to this annual report on Form 10-K as Exhibit 10.5.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We intend to file with the Securities and Exchange Commission a definitive Proxy Statement, which we refer to herein as the Proxy Statement, not later than 120 days after the close of the fiscal year ended December 31, 2009. The information required by this item is incorporated herein by reference to the information contained under the sections captioned “Election of Class II Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” of the Proxy Statement. The information required by this item relating to executive officers is included in “Part I, Item 1—Business—Executive Officers of the Registrant” of this Annual Report on Form 10-K on page 26 and is incorporated by reference.

We have adopted a written code of business conduct and ethics, which applies to our principal executive officer, principal financial or accounting officer or person serving similar functions and all of our other employees and members of our board of directors. The text of our amended code of ethics is available on our website at www.achillion.com. We did not waive any provisions of the code of business ethics during the year ended December 31, 2009. If we amend, or grant a waiver under, our code of business ethics that applies to our principal executive officer, principal financial or accounting officer, or persons performing similar functions, we intend to post information about such amendment or waiver on our website at www.achillion.com.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 11, 2010.

ACHILLION PHARMACEUTICALS, INC.

By:	/s/ MICHAEL D. KISHBAUCH
Michael D. Kishbauch President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 11, 2010.

Signature	Title	Date
/s/ MICHAEL D. KISHBAUCH Michael D. Kishbauch	President and Chief Executive Officer and Director (Principal executive officer)	March 11, 2010

/s/ MARY KAY FENTON Mary Kay Fenton	Vice President and Chief Financial Officer (Principal financial and accounting officer)	March 11, 2010

/s/ JASON FISHERMAN, M.D. Jason Fisherman, M.D.	Director	March 11, 2010

/s/ GARY E. FRASHIER Gary E. Frashier	Director	March 11, 2010

/s/ MICHAEL GREY Michael Grey	Director	March 11, 2010

/s/ DENNIS LIOTTA Dennis Liotta	Director	March 11, 2010

/s/ DAVID SCHEER David Scheer	Director	March 11, 2010

/s/ NICHOLAS SIMON Nicholas Simon	Director	March 11, 2010

/s/ ROBERT VAN NOSTRAND Robert Van Nostrand	Director	March 11, 2010

/s/ DAVID WRIGHT David Wright	Director	March 11, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Achillion Pharmaceuticals, Inc.

In our opinion, the accompanying balance sheets and the related statements of operations, of stockholders’ equity and comprehensive loss and of cash flows present fairly, in all material aspects, the financial position of Achillion Pharmaceuticals, Inc. at December 31, 2009 and December 31, 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audit (which was a non-integrated audit in 2008). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As discussed in Note 16 to the financial statements, the Company changed the manner in which it accounts for uncertain tax positions, effective January 1, 2007.

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut

March 11, 2010

Achillion Pharmaceuticals, Inc.

Balance Sheets

(in thousands, except per share amounts)

	As of December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$9,712	$11,060
Marketable securities	—	24,297
Accounts receivable	65	—
Prepaid expenses and other current assets	768	1,181

Total current assets	10,545	36,538
Fixed assets, net	876	1,770
Deferred financing costs	149	100
Restricted cash	100	153

Total assets	$11,670	$38,561

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,277	$2,544
Accrued expenses	2,598	2,260
Deferred revenue	—	1,128
Current portion of long-term debt	2,867	6,247

Total current liabilities	7,742	12,179
Deferred revenue	2,489	1,361
Long Term debt	417

Total liabilities	10,648	13,540

Commitments (Notes 14 and 15)
Stockholders’ Equity:
Preferred Stock, undesignated, $.01 par value; 5,000 shares authorized at December 31, 2009 and 2008; no shares issued or outstanding	—	—
Common Stock, $.001 par value; 100,000 shares authorized at December 31, 2009 and 2008; 26,706 and 26,399 shares issued and outstanding at December 31, 2009 and 2008, respectively	27	26
Additional paid-in capital	206,908	204,861
Accumulated deficit	(205,913)	(179,981)
Accumulated other comprehensive income	—	115

Total stockholders’ equity	1,022	25,021

Total liabilities and stockholders’ equity	$11,670	$38,561

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Operations

(in thousands, except per share amounts)

	Years Ended December 31,
	2009	2008	2007
Revenue	$(294)	$(234)	$4,038

Operating expenses
Research and development	18,419	21,018	27,160
General and administrative	6,553	6,546	6,476
Restructuring charges (Note 4)	274	—	—

Total operating expenses	25,246	27,564	33,636

Loss from operations	(25,540)	(27,798)	(29,598)
Other income (expense)
Interest income	172	707	2,460
Interest expense	(564)	(1,060)	(964)

Net loss	$(25,932)	$(28,151)	$(28,102)

Basic and diluted net loss per share attributable to common stockholders (Note 5)	$(0.98)	$(1.42)	$(1.80)

Weighted average shares used in computing basic and diluted net loss per share attributable to common stockholders	26,537	19,812	15,583

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Stockholders’ Equity and Comprehensive Loss for the Years Ended December 31, 2007, 2008 and 2009

(in thousands)

	Common Stock		Additional Paid-In Capital	Stock Subscription Receivable	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2006	15,535	16	171,294	(50)	(123,908)	18	47,370
Net loss	—	—	—	—	(28,102)	—	(28,102)
Unrealized gain on marketable securities	—	—	—	—	—	33	33

Comprehensive loss	—	—	—	—	—	—	(28,069)
Adoption of an update to ASC 740	—	—	—	—	180	—	180
Stock compensation	—	—	1,752	—	—	—	1,752
Issuance of common stock upon exercise stock options	59	—	101	—	—	—	101
Issuance of common stock upon exercise of warrants	9	—	—	—	—	—	—
Issuance of common stock under the Employee Stock Purchase Plan	34	—	154	—	—	—	154
Repayment of stock subscriptions receivable	—	—	—	50	—	—	50

Balances at December 31, 2007	15,637	16	173,301	—	(151,830)	51	21,538
Net loss	—	—	—	—	(28,151)	—	(28,151)
Unrealized gain on marketable securities	—	—	—	—	—	64	64

Comprehensive loss	—	—	—	—	—	—	(28,087)
Stock compensation	—	—	2,182	—	—	—	2,182
Issuance of common stock and warrants in connection with the private placement, net of issuance costs	10,715	10	29,143	—	—	—	29,153
Issuance of common stock upon exercise stock options	13	—	21	—	—	—	21
Issuance of common stock under the Employee Stock Purchase Plan	34	—	59	—	—	—	59
Warrants issued in connection with debt financing	—	—	155	—	—	—	155

Balances at December 31, 2008	26,399	$26	$204,861	$—	$(179,981)	$115	$25,021
Net loss	—	—	—	—	(25,932)	—	(25,932)
Unrealized loss on marketable securities	—	—	—	—	—	(115)	(115)

Comprehensive loss	—	—	—	—	—	—	(26,047)
Stock compensation	—	—	1,940	—	—	—	1,940
Issuance of common stock upon exercise stock options	3	—	5	—	—	—	5
Issuance of common stock under the Employee Stock Purchase Plan	113	—	102	—	—	—	102
Issuance of common stock in connection with Standby Equity Distribution Agreement	191	1	—	—	—	—	1

Balances at December 31, 2009	26,706	$27	$206,908	$—	$(205,913)	$—	$1,022

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2009	2008	2007
Cash flows from operating activities
Net loss	$(25,932)	$(28,151)	$(28,102)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	987	828	773
Noncash stock-based compensation	1,940	2,182	1,752
Noncash interest expense	70	159	116
Loss (gain) on disposal of equipment	—	4	(19)
Amortization of premium (discount) on securities	125	(320)	(1,782)
Changes in operating assets and liabilities:
Accounts receivable	(65)	136	660
Prepaid expenses and other current assets	490	490	(169)
Accounts payable	(267)	461	(550)
Accrued expenses	338	(618)	79
Deferred revenue	—	(81)	(2,695)

Net cash (used in) operating activities	(22,314)	(24,910)	(29,937)

Cash flows from investing activities
Purchase of property and equipment	(42)	(77)	(1,240)
Release of restriction on cash	53	52	52
Purchase of available for sale marketable securities	(7,339)	(40,239)	(59,479)
Maturities of marketable securities	31,396	38,464	79,060

Net cash provided by (used in) investing activities	24,068	(1,800)	18,393

Cash flows from financing activities
Proceeds from issuance of Common Stock and warrants in connection with the private placement offering, net of issuance costs of $1,972	—	29,153	—
Proceeds from exercise of stock options	6	21	101
Proceeds from sale of stock under the Employee Stock Purchase Plan	102	59	154
Proceeds from repayment of stock subscription receivable	—	—	50
Borrowings under notes payable	—	5,000	1,215
Repayments of notes payable	(3,035)	(5,320)	(3,667)
Payment of deferred financing costs	(175)	(114)	—

Net cash provided by (used in) financing activities	(3,102)	28,799	(2,147)

Net increase (decrease) in cash and cash equivalents	(1,348)	2,089	(13,691)
Cash and cash equivalents, beginning of period	11,060	8,971	22,662

Cash and cash equivalents, end of period	$9,712	$11,060	$8,971

Supplemental disclosure of cash flow information
Cash paid for interest	$468	$854	$848
Supplemental disclosure of noncash financing activities
Issuance of warrants in connection with debt financing	$—	$155	$—
Cashless exercise of warrants	$—	$—	$288
Issuance of common stock for Standby Equity Distribution Agreement commitment fee	$300	$—	$—

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

The Company incurred losses of $192,051 from inception through December 31, 2009 and had an accumulated deficit of $205,913 through December 31, 2009. The Company has funded its operations primarily through the sale of equity securities, borrowings from debt facilities and the receipt of milestone and cost-sharing receipts from its collaboration partner, Gilead Sciences, Inc. (“Gilead”).

The Company believes that its existing cash, cash equivalents and marketable securities, as augmented by its Standy Equity Distribution Agreement (“SEDA”), with YA Global Master SPV Ltd. (“YA Global”) (see Note 3) or additional financing activities, will be sufficient to support its current operating plan through at least December 31, 2010. However, the Company’s operating plan may change as a result of many factors, including:

•	the costs involved in the clinical development, manufacturing and formulation of ACH-1625;

•	the costs associated with IND preparation, including required chemical manufacturing and control (CMC) work, related to ACH-1095;

•	the costs associated with preclinical development and manufacturing of ACH-2684;

•	the potential therapeutic uses and resulting partnership opportunities for ACH-702 that the Company may pursue;

•	the Company’s ability to enter into corporate collaborations and the terms and success of these collaborations; and

•	the Company’s ability to raise incremental debt or equity capital, including any changes in the credit market that may impact its ability to obtain capital in the future.

In January 2010, the Company issued 10,275,000 shares of its common stock in an underwritten public offering. In February 2010, the Company issued an additional 1,541,250 shares of common stock in connection with the underwriter’s exercises of an over-allotment option. The Company received net proceeds of $22,627.

The Company expects to incur substantial and increasing losses for at least the next several years and will need substantial additional financing to obtain regulatory approvals, fund operating losses, and, if deemed appropriate, establish manufacturing and sales and marketing capabilities, which the Company may seek to raise through public or private equity or debt financings, collaborative or other arrangements with third parties or through other sources of financing. There can be no assurance that such funding will be available on terms favorable to the Company, if at all.

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

Certain prior year amounts have been reclassified to conform to the current year’s presentation. State research and development credit carryforwards that were exchanged for cash of $149, $132 and $960 were reclassified from income tax benefit to a reduction of research and development expenditures for the years ended December 31, 2009, 2008 and 2007, respectively.

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

When the Company determines that an arrangement should be accounted for as a single unit of accounting, it must determine the period over which the performance obligations will be performed and revenue related to upfront license payments will be recognized. Revenue will be recognized using either a proportionate performance or straight-line method. The Company recognizes revenue using the proportionate performance method provided that it can reasonably estimate the level of effort required to complete its performance obligations under an arrangement and such performance obligations are provided on a best-efforts basis. Under the proportionate performance method, periodic revenue related to up-front license payments is recognized as the percentage of actual effort expended in that period to total effort expected for all of our performance obligations under the arrangement. Actual effort is generally determined based upon actual direct labor hours or full-time equivalents incurred and include research and development activities performed by internal scientists. Total expected effort is generally based upon the total direct labor hours of full-time equivalents (“FTE”) incorporated into the detailed budget and project plan that is agreed to by both parties to the collaboration. Significant management judgment is required in determining the level of effort required under an arrangement and the period over which the Company expects to complete the related performance obligations. In the event that a change in estimate occurs, the change will be accounted for using the cumulative catch-up method which provides for an adjustment to revenue in the current period. Estimates of the Company’s level of effort may change in the future, resulting in a material change in the amount of revenue recognized in future periods, including negative revenue in some periods.

Generally under collaboration arrangements, payments received during the period of performance may include up-front payments, time-or performance-based milestones and reimbursement of internal and external costs. The proportion of actual performance to total expected performance is applied to these payments in determining periodic revenue, but will be limited by the aggregate cash received or receivable to date.

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

The Company revised its joint research program with Gilead in both the first quarter of 2007 and 2009 at which time the Company extended the period over which its remaining obligations under the arrangement would be completed thereby increasing its total estimated efforts under the collaboration. At this time, the Company cannot accurately estimate its future obligations under the collaboration as we have not identified a new lead compound. Therefore during the year ended December 31, 2009, the Company did not recognize any revenue from upfront, milestone and FTE fees previously received under the collaboration. The Company will determine if it is able to estimate its remaining total performance obligations when and if a new lead compound under the collaboration is identified.

Under the license agreement, through March 31, 2007, agreed upon research or development expenses, including internal FTE costs and external costs, incurred by both companies during the period up to proof-of-concept were borne equally by both parties. Effective April 1, 2007, internal FTE costs were no longer subject to this cost-sharing arrangement. Instead, each party bore its own internal costs, including FTE costs.

In September 2009, the Company and Gilead amended their collaboration arrangement so that the Company may continue to develop ACH-1095 independently during an “Interim Period,” while Gilead may join the Company in developing ACH-1095 at clinical proof-of-concept, as defined. The company will bear all costs associated with ACH-1095 development during the Interim Period. If Gilead elects to regain rights to ACH-1095, Gilead will reimburse the Company for all ACH-1095 development costs incurred during the Interim Period, and all original milestone and royalty payments described in the License Agreement will again apply to ACH-1095. Gilead is under no obligation to exercise its right with respect to ACH-1095. If Gilead elects not to exercise its right to ACH-1095 within forty-five (45) days after proof-of-concept, the Company shall gain all rights to ACH-1095 and Gilead will then have the right to designate a new lead compound. The Company continues to be responsible for backup activities, which included preclinical assessment of a limited number of other NS4A antagonists. Gilead will otherwise be responsible for all manufacturing, formulation and commercialization activities associated with such compounds, if nominated, including all regulatory filings and clinical trials after proof-of-concept.

Stock-Based Compensation—Employee Stock-Based Awards

The Company applies the provisions of ASC 718, Stock Compensation, which requires measurement and recognition of compensation expense for all stock-based awards made to employees and directors, including employee stock options and employee stock purchases under the Company’s 2006 ESPP Plan based on estimated fair values. The Company utilizes the simplified method in developing an estimate of the expected term of “plain vanilla” share options.

The Company primarily grants qualified stock options for a fixed number of shares to employees with an exercise price equal to the market value of the shares at the date of grant. To the extent that the amount of the aggregate fair market value of qualified stock options that become exercisable for an individual exceeds $100,000 during any tax year, those stock options are treated as non qualified stock options. Under the fair value recognition provisions, stock-based compensation cost is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized during the years ended December 31, 2009, 2008 and 2007 includes compensation expense for stock-based awards granted prior to, but not yet vested as of December 31, 2005, as well as amounts related to the stock-based awards granted subsequent to December 31, 2005, based on the fair value on the grant date.

The Company utilizes the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of assumptions which determine the fair value of the stock-based awards. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected term of stock options, the expected volatility of the Company’s stock and expected dividends. In addition, the Company is required to estimate forfeitures at the grant date and recognize compensation costs for only those awards that are expected to vest. Judgment is required in estimating the amount of stock-based awards that are expected to be forfeited.

The Company uses the straight-line attribution method for allocating compensation cost which allocates expense on a straight-line basis over the requisite service period of the last separately vesting portion of an award.

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

If factors change and the Company employs different assumptions in future periods, the compensation expense that is recorded may differ significantly from what the Company has recorded in the current period. Therefore, the Company believes it is important for investors to be aware of the degree of subjectivity involved when using option pricing models to estimate share-based compensation. There is risk that the Company’s estimates of the fair values of its share-based compensation awards on the grant dates may differ from the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Certain share-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in the Company’s financial statements. Alternatively, value may be realized from these instruments that is significantly in excess of the fair values originally estimated on the grant date and reported in the financial statements. Although the fair value of employee share-based awards is determined using an option pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents are stated at cost, which approximates fair value, and include short-term, highly-liquid investments with original maturities of less than three months. The Company also holds certificates of deposit, which collateralize the Company’s facility lease which are classified as restricted cash in the accompanying balance sheets. The restricted cash will be released from restriction at various dates through 2010.

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

Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; or

Level 3: Unobservable inputs.

At December 31, 2009, all of the Company’s investments have an original maturity of less than 90 days and are classified as cash equivalents. The fair value of the Company’s securities of $24,297 as of December 31, 2008 was valued based on level 2 inputs. The Company classifies its entire investment portfolio as available for sale in accordance with ASC 320, Debt and Equity Securities.

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

For the years ended December 31, 2009, 2008 and 2007, 100%, 100% and 99% of the Company’s revenue was generated from an agreement with one collaboration partner. At December 31, 2009, 100% of accounts receivable was due from the same collaboration partner.

Fixed Assets

Property and equipment are recorded at cost and are depreciated and amortized over the shorter of their remaining lease term or their estimated useful lives on a straight-line basis as follows:

Laboratory equipment	4-7 years
Office equipment	3-5 years
Leasehold improvements	Lesser of life of improvement or lease

Expenditures for maintenance and repairs, which do not improve or extend the useful lives of the respective assets, are expensed as incurred. When assets are sold or retired, the related cost and accumulated depreciation are removed from their respective accounts and any resulting gain or loss is included in income (loss).

Long-lived Assets

ASC 360, Property, Plant and Equipment, addresses the financial accounting and reporting for impairment or disposal of long-lived assets. The Company reviews the recorded values of long-lived assets for impairment whenever events or changes in business circumstance indicate that the carrying amount of an asset or group of assets may not be fully recoverable.

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

Comprehensive Loss

The Company reports and presents comprehensive loss in accordance with ASC 220, Comprehensive Income, which establishes standards for reporting and display of comprehensive loss and its components in a full set of general purpose financial statements. The objective of the statement is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners (comprehensive loss). The Company’s other comprehensive income arises from net unrealized gains or losses on marketable securities.

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

The Company applies the provisions of ASC 740, Income Taxes, which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not file a return in a particular jurisdiction). The financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts.

As a result of the implementation of an update to ASC 740, the Company recognized a decrease of $180 in its liability for unrecognized tax benefits, which was accounted for as a decrease to the January 1, 2007 retained deficit. The Company did not have any unrecognized tax benefits as of the date of adoption or December 31, 2009. The Company reviews all tax positions to ensure the tax treatment selected is sustainable based on its technical merits and that the position would be sustained if challenged.

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

In December 2007, an update was made to ASC 805, Business Combinations which changes the accounting for business acquisitions and requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination, including contingent consideration; excluding transaction costs from acquisition accounting; and changes accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. This update is effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances occurring after December 31, 2008. The Company’s adoption did not have an impact on its financial statements but will have a material impact on the Company’s financial position and results of operations in the event that the Company enters into a business combination that falls within the scope of this pronouncement.

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

3. Financing Activities

Standby Equity Distribution Agreement

On July 1, 2009, the Company entered into a SEDA with YA Global pursuant to which the Company may, at its sole and exclusive option, periodically sell to YA Global shares of its common stock, $0.001 par value per share for total proceeds of up to $15,000. Each advance under the SEDA shall not be more than $300. Advance notices may be given to YA Global once every five trading days. For each share of common stock purchased pursuant to an advance under the SEDA, YA Global will pay to the Company ninety-five percent of the lowest volume weighted average price of the common stock on the NASDAQ Global Market during the five consecutive trading days following delivery by the Company of an advance notice. Additionally, any advance under the SEDA which causes YA Global to own more than 9.99% of the Company’s common stock will be automatically withdrawn. The Company is not obligated to utilize any of the $15,000 available under the SEDA and there are no minimum commitments or minimum use penalties. The Company issued YA Global 191,302 shares of its common stock as a commitment fee in connection with the transaction and also paid a due diligence and structuring fee of $25. These shares of common stock, as well as any additional shares of common stock the Company may issue pursuant to the SEDA in the future, have been registered on a registration statement that was declared effective on September 21, 2009. The SEDA has two year term and may be terminated by the Company at any time. The Company capitalized $98 of issuance costs related to the SEDA. As of December 31, 2009, there were no advances under the SEDA.

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

Additionally, the Company issued certain unit warrants in connection with the Purchase Agreement, pursuant to which the investors may have the option to purchase an additional 3,679 units at an exercise price of $2.82 between February 2009 and August 2009 (the “Unit Warrants”). The Unit Warrants were exercisable for Units consisting of up to an additional 3,679 shares of the Company’s common stock and Common Stock Warrants to purchase up to 920 shares of the Company’s common stock at an exercise price of $2.82. The Unit Warrants were exercisable beginning February 12, 2009 for a minimum of $1,000 worth of Units per exercise. All of the Unit Warrants expired unexercised on August 12, 2009.

No investor is permitted to exercise a Common Stock Warrant or Unit Warrant, or part thereof, if, upon such exercise, the number of shares of common stock beneficially owned by the investor would exceed 19.99% of the number of shares of the Company’s common stock then issued and outstanding unless and until such limitation is no longer required by applicable NASDAQ Marketplace Rules.

The Company filed a registration statement with the Securities and Exchange Commission covering the resale of the 10,715 shares of common stock issued in the private placement and the 2,679 shares of common stock issuable upon the exercise of the warrants which was declared effective by the Securities and Exchange Commission on October 30, 2008.

4. Restructuring Plan

On July 29, 2009, the Company implemented a restructuring plan that reduced employee headcount by approximately 25% to approximately 40. The restructuring plan was implemented following a strategic assessment of the Company’s portfolio of therapeutic compounds. During the assessment, the Company’s management and board of directors determined that the Company would focus its discovery and development efforts on its HCV candidates and therefore prioritized certain projects. The Company assessed the staffing levels required to accomplish its revised goals, resulting in a reduction of staff across all functional areas. In connection with this reduction, the Company offered individuals whose employment was terminated a severance package that included severance pay, continuation of benefits and outplacement services. As of December 31, 2009, $265 of severance benefits has been paid, and estimated remaining costs of $9 are included in accrued expenses.

5. Earnings (Loss) Per Share (“EPS”)

Basic EPS is calculated in accordance with ASC 260, Earnings Per Share, by dividing net income or loss attributable to common stockholders by the weighted average common stock outstanding. Diluted EPS is calculated by adjusting weighted average common shares outstanding for the dilutive effect of common stock options and warrants. In periods in which a net loss is recorded, no effect is given to potentially dilutive securities, since the effect would be antidilutive. Securities that could potentially dilute basic EPS in the future were not included in the computation of diluted EPS because to do so would have been antidilutive. Potentially dilutive securities were as follows for the years ended December 31, 2009, 2008 and 2007 (prior to consideration of the treasury stock method):

	Years Ended December 31,
	2009	2008	2007
Options	3,320	2,596	1,857
Warrants	2,785	6,711	311

Total potentially dilutive securities outstanding	6,105	9,307	2,168

6. Collaboration Arrangements

Gilead Sciences, Inc.

In November 2004, the Company entered into a research collaboration and license agreement with Gilead Sciences, Inc. pursuant to which it agreed to collaborate exclusively with Gilead throughout the world to develop and commercialize compounds for the treatment of chronic hepatitis C and which inhibit HCV replication through a novel mechanism of action targeting the HCV NS4A protein. In May 2009, Gilead informed the Company that they did not intend to pursue development of its lead compound ACH-1095. The Company believes the compound should be advanced and therefore in September 2009, the Company and Gilead amended the collaboration arrangement so that the Company may continue to develop ACH-1095 independently during an “Interim Period,” while Gilead may rejoin in the development of ACH-1095 at clinical proof-of-concept, as defined. The Company will bear all costs associated with ACH-1095 development during this Interim Period. If Gilead elects to regain rights to ACH-1095, Gilead will reimburse the Company for all ACH-1095 development costs incurred during the Interim Period, and all original milestone and royalty payments described in the license agreement will again apply to ACH-1095. Gilead is under no obligation to exercise any rights with respect to ACH-1095. If Gilead elects not to exercise its rights to ACH-1095 within forty-five (45) days after proof-of-concept, the Company shall gain all rights to ACH-1095, and Gilead will then have the right to designate a new lead compound under the license agreement.

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

Under the original terms of the license agreement, applicable if Gilead opts in to ACH-1095 development, or if the Company and Gilead pursue a backup compound, research and development activities prior to proof-of-concept will be overseen by a research committee comprised of equal numbers of the Company’s representatives and representatives from Gilead. The joint research committee assigns research and development tasks, agrees upon a budget for the research program, and shares equally in the related costs. In addition, the parties may agree at any time to increase or decrease the research budget. Prior to proof-of-concept, any disputes within the joint research committee that cannot be resolved between designated executives of each party will be resolved by Gilead. Previously, the joint research committee determined that the Company would perform certain preclinical activities while Gilead would perform later preclinical and clinical studies.

The Company continues to be responsible for back-up activities which includes preclinical assessment of a limited number of other NS4A antagonists until such time as proof-of-concept is achieved. Gilead will otherwise be responsible for all manufacturing, formulation and commercialization activities associated with such compounds, if nominated, including all regulatory filings and clinical trials after proof-of-concept unless Gilead chooses not to opt back in on ACH-1095 development. Gilead has agreed under the agreement to use reasonably diligent efforts to develop and commercialize at least one compound in each of the United States, Japan, Germany, France, Italy, Spain and the United Kingdom.

The Company received $10.0 million from Gilead upon the execution of the license agreement, consisting of license fees and an equity investment, and could receive up to $157.5 million in development, regulatory and sales milestone payments, assuming the successful simultaneous development of a lead and back-up compound, and annual sales in excess of $600 million. The Company may also receive royalties on net sales of products if commercialization is achieved.

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

In both the first quarter of 2007 and 2009, the Company and Gilead revised their joint research program to increase total estimated efforts under the collaboration and extended the estimated period over which the Company’s remaining obligations under the arrangement would be completed thereby increasing out total estimated efforts under the collaboration and extending the estimated period over which our remaining obligations under the collaboration would be completed. At this time, the Company cannot accurately estimate our future obligations under the collaboration as it has not identified a new lead compound. Therefore, during the year ended December 31, 2009, the Company did not recognize revenue from upfront, milestone and FTE fees previously received under the collaboration. The Company will determine its remaining obligations if and when a new lead compound is identified.

Additionally, under the license agreement, through March 31, 2007, agreed upon research or development expenses, including internal full-time equivalent (“FTE”) costs and external costs, incurred by both companies during the period up to proof-of-concept were borne equally by both parties. Effective April 1, 2007, internal FTE costs were no longer subject to this cost-sharing arrangement. Instead, each party bore its own internal costs, including FTE costs.

During the years ended December 31, 2009, 2008 and 2007, the Company recognized revenue of $(294), $(234) and $4,003, respectively, under the Gilead Arrangement, of which $0, $81, and $2,621, respectively, related to the recognition of the non-refundable upfront fee, a pre-proof-of-concept milestone and FTE reimbursements recognized under the proportionate performance model. The remaining $(294), $(315) and $1,382 recognized during the years ended December 31, 2009, 2008 and 2007 related to external costs billed by the Company to Gilead, net of Gilead billings to the Company of $523, $1,126 and $462 for the years ended December 31, 2009, 2008 and 2007, respectively. Payments to Gilead under this collaboration are recognized as a reduction in revenue. Recognition of external costs incurred by Gilead exceeded amounts recognized under the proportionate performance model, resulting in negative revenue for the years ended December 31, 2009 and 2008.

Included in the accompanying balance sheets as of December 31, 2009 and 2008 are $61 and $0 respectively, of accounts receivable resulting from this collaboration agreement, $0 and $260, respectively, of accrued expenses, and $2,489 and $2,489, respectively, of deferred revenue resulting from the up-front fee, a milestone payment, and FTE costs.

FOB Synthesis, Inc.

In April 2008, the Company entered into a license and research agreement with FOB Synthesis, Inc. (“FOB”) granting the Company an exclusive worldwide license for the research, development and commercialization of certain FOB compounds for the treatment of serious bacterial infections which was terminated effective April 4, 2009.

Under the terms of the agreement, the Company paid to FOB a $500 upfront license payment which was expensed at the time of payment. The Company also provided FOB with funding at specified levels to collaborate with the Company on the further characterization and development of the compounds for a period of at least one year.

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

Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; or

Level 3: Unobservable inputs.

At December 31, 2009, all of the Company’s investments have an original maturity of less than 90 days and are classified as cash equivalents. The fair value of the Company’s securities of $24,297 as of December 31, 2008 was valued based on level 2 inputs. The Company classifies its entire investment portfolio as available for sale as defined in ASC 320, Debt and Equity Securities. As of December 31, 2008, the Company’s investment portfolio consisted of U.S. government and agency securities and government sponsored bond obligations and government backed corporate debt securities held by a major banking institution. The maturities of all marketable securities held at December 31, 2008 were less than one year. Securities are carried at fair value with the unrealized gains (losses) reported as a separate component of stockholders’ equity.

The unrealized gain from marketable securities was $0 and $115 at December 31, 2009 and 2008, respectively.

As of December 31, 2008, none of the Company’s investments were determined to be other than temporarily impaired.

The following table summarizes our investments:

	As of December 31,
	2009			2008
	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value
Commercial Paper	$—	$—	$—	$3,484	$16	$3,500
U.S. Government and Agency securities	—	—	—	20,698	99	20,797

Total	$—	$—	$—	$24,182	$115	$24,297

8. Prepaid Expenses and Other Current Assets

A summary of other current assets is as follows:

	As of December 31,
	2009	2008
Prepaid research and development costs	$204	$304
Tax credit receivable	149	160
Maintenance agreements	149	265
Interest receivable	7	152
Prepaid insurance	103	175
Deferred financing costs	77	—
Prepaid other	79	125

Total	$768	$1,181

9. Fixed Assets

A summary of property and equipment is as follows:

	As of December 31,
	2009	2008
Laboratory equipment	$3,287	$3,490
Office equipment	605	570
Leasehold improvements	3,460	3,495

	7,352	7,555
Less—accumulated depreciation and amortization	(6,476)	(5,785)

Total	$876	$1,770

Depreciation expense was $936, $778 and $750 for the years ended December 31, 2009, 2008 and 2007, respectively.

In December 2009, the Company entered into an amendment to its facilities lease whereby the Company will surrender approximately 5,000 square feet of leased laboratory and office space effective March 15, 2010. In connection with this lease amendment, the Company will surrender all improvements performed by the Company for its benefit. The Company accelerated depreciation expense to reflect the change in the useful life of the assets to be disposed of upon surrender. In December 2009, the Company recorded an additional $104 of general and administrative related depreciation expense as a result of this change in estimate.

10. Accrued Expenses

Accrued expenses consist of the following:

	As of December 31,
	2009	2008
Accrued compensation	$1,407	$472
Accrued research and development expenses	760	1,233
Accrued professional	296	355
Other accrued expenses	135	200

Total	$2,598	$2,260

Accrued research and development expenses are comprised of amounts owed to third-party contract research organizations or “CROs”, clinical investigators, laboratories and data managers for research and development work performed on behalf of the Company.

11. Debt

Debt consists of the following:

	As of December 31,
	2009	2008
CII Term Loan, payable in monthly installments of $13 through September 2010 with a final balloon payment of $686, with interest at 7.5% per annum	$749	$844
2003 Credit Facility, payable in monthly installments as the individual notes mature through December 2010, with interest ranging from 7.75% to 9.06% per annum	148	394
2008 Credit Facility, payable in monthly installments as notes mature through March 2011, with interest of 9.97% to 11.58% per annum	2,387	5,009

Total long-term debt	3,284	6,247
Less: current portion	(2,867)	(6,247)

Total long-term debt, net of current portion	$417	$—

During November 2000, the Company entered into a $1,400 term loan (“CII Term Loan”) with Connecticut Innovations, Inc. (CII), a stockholder of the Company. The CII Term Loan is collateralized by personal and real property located at the Company’s facility in New Haven, Connecticut. The current carrying value of the personal and real property located at the Company’s facility that acts as collateral for the loan was $116 as of December 31, 2009. The CII Term Loan contains certain non-financial covenants, including the requirement that the Company maintain its principal place of business and conduct the majority of its operations in Connecticut (“Connecticut Presence”). If the Company fails to maintain its Connecticut Presence, all amounts due under the CII Term Loan shall be immediately due and payable. Maintaining a Connecticut Presence is within management’s control, and the Company currently has no plans to relocate the majority of its operations.

In 2003, the Company entered into a credit facility with Webster Bank (“2003 Credit Facility”) for the purchase of capital equipment. In December 2007, the Company expanded the 2003 Credit Facility, drawing down an additional $415 for the purchase of capital equipment. The purchased equipment serves as collateral for the credit facility.

On December 30, 2005, the Company entered into a credit facility with two lenders (“2005 Credit Facility”). In connection therewith, the Company issued warrants to purchase 167 shares of Series C-2 at an exercise price of $1.50 per share. Following the Company’s initial public offering, these automatically converted to warrants to purchase 21 shares of common stock at an exercise price of $12.00 (See Note 12).

In May 2006, the Company expanded the 2005 Credit Facility, drawing down an additional $5,000 to fund the Company’s working capital needs and issued warrants to purchase an additional 167 shares of Series C-2 at an exercise price of $1.50 per share. Following the Company’s initial public offering, these automatically converted to warrants to purchase 21 shares of common stock at an exercise price of $12.00 (See Note 12). In June 2007, the Company again expanded the 2005 Credit Facility, drawing down an additional $800 to fund an office and lab expansion project. Substantially all of the Company’s tangible assets are collateral for the 2005 Credit Facility.

In February 2008, the Company entered into a credit facility with GE Capital Corporation and Oxford Finance Corporation. The new facility has substantially the same terms as the 2005 Credit Facility. At the same time, the Company combined the amounts outstanding under the 2005 Credit Facility with the newly issued notes (collectively the “2008 Credit Facility”). The 2008 Credit Facility provided an incremental $5,000 to fund the Company’s working capital needs, and is collaterilzed by substantially all of the Company’s tangible assets. In connection with the 2008 Credit Facility, the Company issued warrants to purchase 43 shares of common stock at an exercise price of $4.68 per share. The fair value of the warrants at the date of issuance was estimated to be $155, utilizing the Black Scholes method and was recorded as a debt discount. This amount is being amortized as interest expense over the term of the loan.

Each of the Company’s debt agreements contains certain subjective acceleration clauses, such that upon the occurrence of a material adverse change in the financial condition, business or operations of the Company in the view of the lenders, amounts outstanding under the agreement may become immediately due and payable. At December 31, 2009, the Company believes the occurrence of a material change is remote. At December 31, 2008, the company believed the occurrence of a material adverse change was more than remote, and as a result, the Company’s debt balances were classified as short term at December 31, 2008. The Company has no indication that it is in default of any such clauses, and none of the Company’s lenders have accelerated scheduled loan payments as a result of these provisions.

12. Capital Structure

Preferred Stock

At December 31, 2009, the Company had 5,000 authorized shares of undesignated Preferred Stock of which no shares were issued and outstanding.

Common Stock

At December 31, 2009, the Company had 100,000 authorized shares of $0.001 par value common stock. As of December 31, 2009 there are 6,173 shares reserved for future exercise of outstanding stock options, warrants and shares available for issuance under the Company’s 2006 Stock Incentive Plan and 2006 Employee Stock Purchase Plan.

Warrants

At December 31, 2009, there were 2,785 warrants outstanding with a weighted average exercise price of $3.74.

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

On August 12, 2008, the Company issued to certain institutional investors 10,715 units in a private placement, with each unit consisting of one share of the Company’s common stock plus a common stock warrant to purchase 0.25 shares of common stock (the “Common Stock Warrants”), at a price of $2.9049 per unit (the “Units”). The Common Stock Warrants, which represent the right to acquire 2,679 shares of common stock, have a seven-year term from the date of issuance, are exercisable at a price of $3.53 per share and are exercisable for cash or by net share settlement.

13. Stock-Based Compensation

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

2006 Stock Incentive Plan

The Company’s 2006 stock incentive plan, or the 2006 Plan, was adopted by the Company’s board of directors in May 2006, amended by its board of directors in September 2006, approved by its stockholders in September 2006 and became effective in October 2006, upon the closing of the Company’s initial public offering. The Company originally reserved for issuance 750 shares of common stock under the 2006 Plan. In addition, the Plan contains an “evergreen” provision, which allows for an annual increase in the number of shares available for issuance under the plan on the first day of each fiscal year during the period beginning on the first day of fiscal year 2007 and ending on the second day of fiscal year 2010. The annual increase in the number of shares shall be equal to the lowest of:

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

Under the evergreen provision, the Company registered an additional 750, 735 and 438 shares of common stock to be issued under the Company’s 2006 plan in March 2009, 2008 and 2007, respectively.

There were no shares available to be granted under the Plans as of December 31, 2009.

A summary of the status of the Company’s stock option activity for the year ended December 31, 2009 is presented in the table and narrative below:

	2009
	Options	Weighted Average Exercise Price
Outstanding at January 1, 2009	2,596	$4.45
Granted	794	2.91
Exercised	(3)	1.60
Forfeited/Cancelled	(67)	3.90

Outstanding at December 31, 2009	3,320	$4.10

Options exercisable at December 31, 2009	1,593	$5.00

Options vested and expected to vest at December 31, 2009	3,167	$4.14

The following table summarizes information about stock options outstanding at December 31, 2009:

	Options Outstanding			Options Vested
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Vested	Weighted Average Exercise Price
$0.00 – $2.00	1,315	7.3	$1.22	655	$1.42
$2.01 – $4.00	941	9.0	3.38	271	3.62
$4.01 – $6.00	684	7.9	5.00	368	5.03
$6.01 – $8.00	30	7.7	7.37	30	7.37
$14.01 – $16.00	346	7.0	14.75	267	14.75
$18.01 – $20.00	4	7.1	19.00	2	19.00

	3,320	7.9	$4.10	1,593	$5.00

As of December 31, 2009, the intrinsic value of the options outstanding was $2,517. The intrinsic value for stock options is calculated based on the difference between the exercise prices of the underlying awards and the quoted stock price of the Company’s common stock as of the reporting date.

The total intrinsic value, the amount by which the stock price exceeds the exercise price of the option on the date of exercise, of stock options exercised for the years ended December 31, 2009, 2008 and 2007 was $1, $15 and $254, respectively.

The weighted-average grant-date fair value of options granted during the years ended December 31, 2009 and 2008 was $2.08 and $0.84, respectively. The weighted-average grant-date fair value of options vested at December 31, 2009 and 2008 was $4.06 and $4.09, respectively.

As of December 31, 2009, the total compensation cost related to nonvested options not yet recognized in the financial statements is approximately $3,308, net of estimated forfeitures, and the weighted average period over which it is expected to be recognized is 1.49 years.

The weighted average remaining contractual life is 6.6 years for options exercisable and 7.8 years for options vested and expected to vest.

Stock Based Compensation

The Company applies the provisions of ASC 718, Stock Compensation, which requires measurement and recognition of compensation expense for all stock-based awards made to employees and directors, including employee stock options and employee stock purchases under the Company’s 2006 ESPP Plan based on estimated fair values.

Under the provisions of ASC 718, stock-based compensation cost is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized during the years ended December 31, 2009, 2008 and 2007 includes compensation expense for stock-based awards granted prior to, but not yet vested as of December 31, 2005, based on the fair value on the grant date and compensation expense for the stock-based awards granted subsequent to December 31, 2005.

The Company utilizes the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of assumptions which determine the fair value of the stock-based awards. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected term of stock options, the expected volatility of our stock and expected dividends. The Company is also required to estimate forfeitures at the grant date and recognize compensation costs for only those awards that are expected to vest. Judgment is required in estimating the amount of stock-based awards that are expected to be forfeited. In addition, due to the Company’s limited exercise history and period of time that its shares have been publicly traded, the Company utilizes the simplified method in developing an estimate of expected term of “plain vanilla” options.

The assumptions used to value options granted are as follows:

	For the Years Ended December 31,
	2009	2008	2007
Expected term of option	6.1 years	6.1 years	6.1 years
Expected volatility	79% - 82%	64% - 79%	64% - 70%
Risk free interest rate	1.97 - 3.04%	1.71 - 3.48%	3.58 - 4.94%
Expected dividend yield	0%	0%	0%

Total compensation expense recorded in the accompanying statements of operations associated with option grants made to employees for the years ended December 31, 2009, 2008 and 2007 was $1,892, $2,129 and $1,662, respectively. The Company recorded no tax benefit related to these options as the Company is currently in a net operating loss position and maintains a full valuation allowance.

As of December 31, 2009, the total compensation cost related to options not yet recognized in the financial statements is approximately $3,308, net of estimated forfeitures, and the weighted average period over which it is expected to be recognized is 1.5 years.

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

The Company recorded compensation cost of $48, $42 and $54 for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009, 68 shares remained available for future issuance under the 2006 ESPP Plan.

14. Other License and Research and Development Agreements

The Company has entered into certain license and collaborative research agreements with third parties relating to the Company’s drug discovery and development initiatives. Under these agreements, the Company has been granted certain worldwide exclusive licenses to use the licensed compounds or technologies. Included in the accompanying 2009, 2008 and 2007 statements of operations is $140, $145 and $95, respectively, of research and development expense resulting from these arrangements, respectively. In order to maintain its rights under these agreements, and provided that the Company does not terminate such agreements, the Company may also be required to pay an additional $455 of aggregate minimum payments over the next five years. The Company may also be required to make future payments to these licensors upon achievement of certain product development milestones for anti-viral products utilizing the third party’s intellectual property, as well as pay royalties on future net sales, if any.

15. Commitments

401(k) Retirement Plan

The Company has a 401(k) defined contribution retirement plan covering substantially all full-time employees. The Company currently matches employee contributions at a rate of $0.50 cents for each dollar contribution, up to 6% of salary deferrals. However, the decision to match any employee contributions is at the sole discretion of the Company. During the year ended December 31, 2009, the Company made matching contributions through the first half of 2009. The Company made matching contributions of $89, $167 and $180 for the years ended December 31, 2009, 2008 and 2007.

Operating Leases

The Company leases its operating facility located in New Haven, Connecticut. The lease agreements require monthly lease payments through September 2010. The Company is recording the expense associated with the lease on a straight-line basis over the expected ten-year minimum term of the lease and, as a result, has accrued $43 and $95 at December 31, 2009 and 2008, respectively. The Company is currently negotiating the terms of an extension of this lease.

The future minimum annual lease payments under these operating leases at December 31, 2009 are as follows:

Year Ended December 31,
2010	$705

Rent expense under operating leases was approximately $983, $982 and $978 for the years ended December 31, 2009, 2008 and 2007, respectively.

16. Income Taxes

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

The Company applies the provisions of ASC 740, Income Taxes, which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not file a return in a particular jurisdiction). The Company’s financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts.

The Company does not have any interest or penalties accrued related to uncertain tax positions as it does not have any unrecognized tax benefits. In the event the Company determines that accrual of interest or penalties is necessary in the future, the amount will be presented as a component of income taxes.

The income tax provision (benefit) consists of the following:

	As of December 31,
	2009	2008	2007
Deferred:
Federal and state	$(11,326)	$(12,762)	$(12,974)
Valuation allowance	11,326	12,762	12,974

Total deferred	$—	$—	$—

Certain prior year amounts have been reclassified to conform to the current year’s presentation. State research and development credit carryforwards that were exchanged for cash of $149, $132 and $960 were reclassified from income tax benefit to a reduction of research and development expenditures for the years ended December 31, 2009, 2008 and 2007, respectively.

A reconciliation of the provision for income taxes at statutory rates to the provision in the financial statements is as follows:

	Years Ended December 31,
	2009	2008	2007
Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State tax, net of federal benefit	(5.0)	(5.0)	(5.0)
Other	0.1	0.1	0.1
Share-based compensation	3.9	1.9	2.4
Valuation allowance	35.0	37.0	36.5

	0%	0%	0%

Future tax benefits (deferred tax assets) related to temporary differences are as follows:

	As of December 31,
	2009	2008
Gross deferred tax assets:
Net operating losses	$74,674	$64,668
Tax credits (federal and state)	7,699	6,692
Deferred revenue	1,033	1,033
Other	2,726	2,413

	$86,132	$74,806
Less—valuation allowance	(86,132)	(74,806)

Net deferred tax asset	$—	$—

At December 31, 2009 and 2008, the Company had gross deferred income tax assets of approximately $86,132 and $74,806, respectively, which result primarily from net operating loss and tax credit carryforwards. ASC 740 requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all positive and negative evidence is required when measuring the need for a valuation allowance. The Company’s cumulative loss from inception represents sufficient negative evidence to require a valuation allowance. The Company concluded that it is appropriate to maintain a full valuation allowance for its net deferred tax assets. Additionally, the Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

At December 31, 2009 and 2008, the Company had available the following net operating loss and credit carryforwards:

	As of December 31,
	2009	2008
Federal net operating loss carryforwards	$179,409	$155,423
State net operating loss carryforwards	182,298	157,622
Federal research and development credit carryforwards	4,927	4,347
State research and development credit carryforwards	2,773	2,345

The Company’s federal net operating loss carryforwards expire commencing in 2018 through 2029 and state net operating loss carryforwards which expire commencing in 2020 through 2029. The Company’s federal research and development credit carryforwards expire commencing in 2015 through 2024. The Connecticut research and development carryforwards have no expiration period.

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

The federal and state tax authorities could challenge tax positions taken by the Company for the periods for which there are open tax years. Years subject to audit are years in which unused net operating losses were generated that remain open by the statute of limitations. The Company is open to challenge for the periods of 1998 through 2009 in federal and the State of Connecticut jurisdictions.

As a result an update to ASC 740, the Company recognized a decrease of $180 in its liability for uncertain tax positions, which was accounted for as a decrease to the January 1, 2007 accumulated deficit. The Company did not have any unrecognized tax benefits as of the date of adoption or December 31, 2009.

The State of Connecticut provides companies with the opportunity to exchange certain research and development credit carryforwards for cash in exchange for foregoing the carryforward of the research and development credit. The program provides for such exchange of the research and development credits at a rate of 65% of the annual research and development credit, as defined. During the years ended December 31, 2009, 2008 and 2007, the Company had recorded a benefit of approximately $149, $132 and $960, respectively, for the estimated proceeds from this exchange. This benefit is recorded as a reduction of research and development expenditures.

The Company believed that it was entitled to a larger cash refund for tax credit carryovers from the State of Connecticut for certain prior years. The Company filed complaints with the Superior Court for the tax year 2003 seeking cash refunds of certain unused research and development tax credits that the Company alleged were wrongfully disallowed by the State of Connecticut. Additionally, the Company filed appeals for this matter to keep the statute of limitations open for subsequent periods. In May 2009, the Superior Court affirmed the judgment of the trial court and concluded that the Company may only exchange research and development tax credits for a credit refund during the year in which the Company qualified and earned the credit. The Company had not recorded a receivable related to this pending judgment.

17. Related Party

Gilead

In November 2004, the Company entered into the Gilead Arrangement with Gilead to jointly develop and commercialize compounds for use in treating hepatitis C infection which inhibit viral replication through a specified novel mechanism of action, which was amended in September 2009 (see Note 6). Commercialization efforts will commence only if such compounds are found to be commercially viable and all appropriate regulatory approvals have been obtained. In addition to being a collaboration partner, Gilead Inc. is also a shareholder of Achillion. As of December 31, 2009, Gilead holds 1,116 shares, representing 4% of total shares outstanding.

Nicholas Simon

On August 19, 2008, the Board of Directors of the Company elected Nicholas Simon as a Class I member of the Board of Directors to serve until the Company’s 2010 Annual Meeting of Stockholders or until his successor is duly elected and qualified. Mr. Simon is a managing director of Clarus Ventures LLC (“Clarus”). In connection with Clarus’ agreement to invest in the Company, the Company agreed that Mr. Simon would be appointed to the Company’s Board of Directors upon a vacancy, which occurred on August 19, 2008. On August 12, 2008, Clarus purchased units consisting of 5,164 shares of common stock and common stock warrants to purchase 1,291 shares of common stock for an aggregate purchase price of $15,000. In addition, pursuant to warrants issued to Clarus, Clarus had the right to purchase an additional 1,773 units between

February 2009 and August 2009, all of which expired. As of December 31, 2009, Clarus is the beneficial owner of approximately 15% of the Company’s total issued and outstanding shares, excluding the shares that may be acquired upon exercise of the warrants held by Clarus.

18. Unaudited Quarterly Results

The following tables summarize unaudited quarterly financial data for the years ended December 31, 2009 and 2008. This data has been derived from unaudited financial statements that, in the Company’s opinion, include all adjustments necessary for a fair presentation of such information. The operating results for any quarter are not necessarily indicative of results for any future period.

	2009 Quarters
	First	Second	Third	Fourth
Total operating revenue	$(293)	$(7)	$(54)	$60
Total operating expenses	6,340	5,997	6,234	6,675
Net loss	(6,724)	(6,091)	(6,391)	(6,726)
Net loss per share—basic and diluted	$(.25)	$(.23)	$(.24)	$(.25)
Weighted average number of shares outstanding—basic and diluted	26,399	26,419	26,655	26,673

	2008 Quarters
	First	Second	Third	Fourth
Total operating revenue	$627	$398	$25	$(1,284)
Total operating expenses	6,665	7,041	6,580	7,278
Net loss	(5,998)	(6,789)	(6,665)	(8,699)
Net loss per share—basic and diluted	$(.38)	$(.43)	$(.31)	$(.33)
Weighted average number of shares outstanding—basic and diluted	15,638	15,646	21,485	26,386

19. Subsequent Events

Public Offering

On January 22, 2010, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Roth Capital Partners, LLC, Noble Financial Capital Markets and National Securities Corporation, as underwriters (the “Underwriters”), related to a public offering of 10,275,000 shares of the Company’s common stock, par value $.001 per share, at a price of $2.08 per share less the underwriting discounts and commissions (the “Offering”). The Offering closed on January 27, 2010.

On February 2, 2010, the Company closed on the sale of an additional 1,541,250 shares of common stock in connection with the purchase of the over-allotment option that was granted to the underwriters in the Underwriting Agreement.

The Offering resulted in net proceeds to the Company of $22.6 million.

License Agreement

On February 1, 2010, the Company entered into a license agreement (the “Agreement”) with GCA Therapeutics, Ltd. (“GCAT”) for elvucitabine, the Company’s nucleoside reverse transcriptase inhibitor for the treatment of both hepatitis B virus (“HBV”) infection and human immunodeficiency virus (“HIV”) infection which was amended and restated on March 8, 2010. The exclusive license grants GCAT the right, through its Chinese joint venture with Tianjing Institute of Pharmaceutical Research, to clinically develop and commercialize elvucitabine in mainland China, Hong Kong and Taiwan.

Under the terms of the Agreement, GCAT, through a sublicense agreement with its Chinese joint venture, T&T Pharma Co., Ltd., will assume all development and regulatory responsibility and associated costs for elvucitabine, and the Company will be eligible to receive development milestones and digit royalties on net sales in those territories.

The Agreement may be terminated by either party based upon material breaches by the other party, effective 90 days after providing written notice to the breaching party, if the breaching party fails to cure its material breach.

The Company may terminate the Agreement upon 30 days written notice in the event GCAT fails to meet any of the development or commercialization diligence milestones by the deadlines specified in the Agreement, or may terminate upon 90 days written notice in the event of a change of corporate control. In the event of a change of control, as defined, the Company shall pay GCAT termination fees, in an amount determined based upon specified progress milestones.

EXHIBIT INDEX

Exhibit No.	Exhibit
3.1(2)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Amended and Restated Bylaws.

4.1(3)	Specimen Certificate evidencing shares of common stock.

10.1(3)†	Research Collaboration and License Agreement, dated November 24, 2004, by and between the Registrant and Gilead, Inc.

10.2(2)†	Amendment Number 1 to Research Collaboration and License Agreement, dated November 24, 2004 by and between the Registrant and Gilead, Inc., dated March 26, 2007.

10.3(7)†	Amendment Number 2 to Research Collaboration and License Agreement, dated November 24, 2004 by and between the Registrant and Gilead, Inc., dated January 15, 2009.

10.4(8)†	Amendment Number 3 to Research Collaboration and License Agreement, dated November 24, 2004 by and between the Registrant and Gilead, Inc., dated September 2, 2009.

10.5#†	Amended and Restated License Agreement, dated March 5, 2010 by and between the Registrant and GCA Therapeutics, Ltd.

10.6(3)†	License Agreement, dated February 3, 2000, by and between Vion Pharmaceuticals, Inc. and the Registrant, as amended on January 28, 2002.

10.7(3)	Letter Agreement, dated September 22, 2006, by and between the Registrant and Yale University.

10.8(3)†	License Agreement, dated July 19, 2002 by and between the Registrant and Emory University.

10.9*(3)	Employment Agreement between the Registrant and Michael Kishbauch, dated as of July 19, 2004.

10.10*#	Second Amended and Restated Employment Agreement and Supplemental Severance Agreement between the Registrant and Milind Desphande, dated as of March 9, 2010.

10.11*(11)	Employment Agreement between the Registrant and Elizabeth Olek, dated as of November 6, 2007.

10.12*#	Second Amended and Restated Employment Agreement and Supplemental Severance Agreement between the Registrant and Mary Kay Fenton, dated as of March 9, 2010.

10.13*(3)	Employment Agreement between the Registrant and Gautam Shah, dated as of May 26, 2004, as amended January 1, 2006.

10.14*(12)	Employment Agreement between the Registrant and Joseph Truitt dated as of December 8, 2008.

10.15(4)	Third Amended and Restated Investor Rights Agreement, dated as of August 11, 2008, by and among the Registrant and the Holders named therein.

10.16(4)	Securities Purchase Agreement, dated as of August 5, 2008, by and among the Registrant and the Purchasers named therein.

10.17(4)	Form of Common Warrant pursuant to the Securities Purchase Agreement.

10.18(4)	Registration Rights Agreement, dated as of August 11, 2008, by and among the Registrant and the Purchasers named therein.

10.19(1)	Master Security Agreement and Promissory Notes by and between the Registrant and GE Capital Corporation and Oxford Finance Corporation, dated as of February 26, 2008.

Exhibit No.	Exhibit
10.20(1)	Form of Common Stock Warrant under Loan and Security Agreement of GE Capital Corporation and Oxford Finance Corporation

10.21(3)	Lease Agreement by and between the Registrant and WE George Street LLC for Suite 202, dated as of March 6, 2002.

10.22(3)	Lease Agreement by and between the Registrant and WE George Street LLC, dated as of May, 2000.

10.23(3)	Lease Agreements and subsequent Assignment and Assumption of Lease Agreements by and between the Registrant, Yale University and WE George Street LLC for Suites 802, 803, 804.

10.24(9)	Surrender and Termination Agreement by and between the Registrant and WE George Street LLC for Suite 803, dated as of December 18, 2009.

10.25*(3)	1998 Stock Option Plan, as amended, dated March 30, 2001.

10.26*#	2006 Stock Incentive Plan as amended September 18, 2006 and March 9, 2010.

10.27*(3)	Form of Incentive Stock Option Agreement under the 1998 Stock Option Plan.

10.28*(3)	Form of Incentive Stock Option Agreement for Non-Executives under the 1998 Stock Option Plan.

10.29*(3)	Form of Nonstatutory Stock Option Agreement under the 1998 Stock Option Plan.

10.30*(3)	Form of Incentive Stock Option Agreement under the 2006 Stock Incentive Plan.

10.31*(3)	Form of Nonstatutory Stock Option Agreement under the 2006 Stock Incentive Plan.

10.32*#	2006 Employee Stock Purchase Plan as amended September 18, 2006 and March 9, 2010.

10.33(1)	Promissory Notes and Master Security Agreement by and between the Registrant and Webster Bank, dated as of May 15, 2003, as amended by the First, Second, Third, Fourth and Fifth Amendments to Master Security Agreement, dated May 15, 2003, October 29, 2004, March 24, 2005, August 7, 2006 and December 7, 2007, respectively.

10.34(3)	Loan Agreement by and between the Registrant and Connecticut Innovations, Incorporated, dated March 30, 2001.

10.35(3)	Common Stock Warrants issued to Connecticut Innovations, Inc. on March 29, 2001 and November 7, 2000.

10.36(10)	Standby Equity Distribution Agreement, dated as of July 1, 2009, by and between the Registrant and YA Global Master SPV Ltd.

23.1#	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1#	Certification of Chief Executive Officer pursuant to Rule 13a- 14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2#	Certification of Chief Financial Officer pursuant to Rule 13a- 14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contracts or compensatory plans or arrangement
†	Indicates confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request.
#	Filed herewith

(1)	Incorporated herein by reference to our annual report on Form 10-K filed on March 5, 2008.
(2)	Incorporated herein by reference to our annual report on Form 10-K filed on March 29, 2007.
(3)	Incorporated herein by reference to our Registration Statement on Form S-1 filed on March 31, 2006, as amended (File No. 333-132921).
(4)	Incorporated herein by reference to our Registration Statement on Form S-3 filed on October 6, 2008 (File No. 333-153870).
(5)	Incorporated herein by reference to our Quarterly Report on Form 10-Q filed on May 7, 2007.
(6)	Incorporated herein by reference to our Current Report on Form 8-K filed on January 22, 2010.
(7)	Incorporated herein by reference to our Quarterly Report on Form 10-Q filed on August 3, 2009.
(8)	Incorporated herein by reference to our Quarterly Report on Form 10-Q filed on November 6, 2009.
(9)	Incorporated herein by reference to our Current Report on Form 8-K filed on December 22, 2009.
(10)	Incorporated herein by reference to our Current Report on Form 8-K filed on July 6, 2009.
(11)	Incorporated herein by reference to our Current Report on Form 8-K filed on November 27, 2007.
(12)	Incorporated herein by reference to our Current Report on Form 8-K filed on January 8, 2009.