Form 10-Q
period 2010-03-31
ACHILLION PHARMACEUTICALS INC
filed 2010-05-10
CIK 1070336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 7, 2010, the registrant had 38,521,896 shares of Common Stock, $0.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Achillion Pharmaceuticals, Inc.

Balance Sheets

(in thousands, except per share amounts)

(Unaudited)

	March 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$19,397	$9,712
Marketable securities	5,626	—
Accounts receivable	83	65
Prepaid expenses and other current assets	1,018	768

Total current assets	26,124	10,545
Fixed assets, net	707	876
Deferred financing costs	40	149
Restricted cash	152	100

Total assets	$27,023	$11,670

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,002	$2,277
Accrued expenses	1,325	2,598
Current portion of long-term debt	2,730	2,867

Total current liabilities	6,057	7,742
Deferred revenue	2,489	2,489
Long term debt	—	417

Total liabilities	8,546	10,648

Commitments and contingencies

Stockholders’ Equity:
Common Stock, $.001 par value; 100,000 shares authorized: 38,522 and 26,706 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	39	27
Additional paid-in capital	229,995	206,908
Accumulated deficit	(211,550)	(205,913)
Accumulated other comprehensive income	(7)	—

Total stockholders’ equity	18,477	1,022

Total liabilities and stockholders’ equity	$27,023	$11,670

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2010	2009
Revenue	$74	$(293)

Operating expenses
Research and development	3,960	4,737
General and administrative	1,667	1,603

Total operating expenses	5,627	6,340

Loss from operations	(5,553)	(6,633)
Other income (expense)
Interest income	10	92
Interest expense	(94)	(183)

Net loss	(5,637)	(6,724)

Basic and diluted net loss per share (Note 4)	$(0.16)	$(0.25)

Weighted average shares used in computing basic and diluted net loss per share	35,576	26,399

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities
Net loss	$(5,637)	$(6,724)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	194	206
Noncash stock-based compensation	471	485
Noncash interest expense	13	27
Loss on disposal of equipment	4	—
Amortization of premium on marketable securities	32	63
Changes in operating assets and liabilities:
Accounts receivable	(18)	—
Prepaid expenses and other current assets	(204)	190
Accounts payable	(275)	(1,141)
Accrued expenses	(1,273)	(208)

Net cash used in operating activities	(6,693)	(7,102)

Cash flows from investing activities
Purchase of property and equipment	(18)	(34)
Purchase of available for sale marketable securities	(5,665)	(1,432)
Maturities of marketable securities	—	7,500

Net cash (used in) provided by investing activities	(5,683)	6,034

Cash flows from financing activities
Proceeds from sale of common stock, net of issuance costs	22,628	—
Repayments of notes payable	(567)	(1,020)

Net cash provided by (used in) financing activities	22,061	(1,020)

Net increase (decrease) in cash and cash equivalents	9,685	(2,088)
Cash and cash equivalents, beginning of period	9,712	11,060

Cash and cash equivalents, end of period	$19,397	$8,972

Supplemental disclosure of cash flow information
Cash paid for interest	$76	$152

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

The Company incurred losses of $197,688 from inception through March 31, 2010 and had an accumulated deficit of $211,550 through March 31, 2010. The Company has funded its operations primarily through the sale of equity securities, borrowings from debt facilities and the receipt of milestone and cost-sharing receipts from its collaboration partner, Gilead Sciences, Inc. (“Gilead”).

The Company believes that its existing cash, cash equivalents and marketable securities, as potentially augmented by its Standby Equity Distribution Agreement (“SEDA”), with YA Global Master SPV Ltd. (“YA Global”) (see Note 3) or additional financing activities, will be sufficient to support its current operating plan through at least December 31, 2010. However, the Company’s operating plan may change as a result of many factors, including:

•	the costs involved in the clinical development, manufacturing and formulation of ACH-1625;

•	the costs associated with the investigational new drug application (“IND”) preparation, including the required chemical manufacturing and control (“CMC”) work, related to ACH-1095;

•	the costs associated with the preclinical development and manufacturing of ACH-2684;

•	the potential therapeutic uses and resulting partnership opportunities for ACH-702 that the Company may pursue;

•	the Company’s ability to enter into corporate collaborations and the terms and success of these collaborations; and

•	the Company’s ability to raise incremental debt or equity capital, including any changes in the credit market that may impact its ability to obtain capital in the future.

In January 2010, the Company issued 10,275 shares of its common stock in an underwritten public offering. In February 2010, the Company issued an additional 1,541 shares of common stock in connection with the underwriters’ exercise of an over-allotment option. The Company received net proceeds of $22,628.

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

In addition to the normal risks associated with early-stage companies, there can be no assurance that the Company will successfully complete its research and development, obtain adequate patent protection for its technology, obtain necessary government regulatory approval for drug candidates the Company develops, find and maintain partners for certain drug candidates or that any approved drug candidates will be commercially viable. In addition, the Company may not be profitable even if it succeeds in commercializing any of its drug candidates.

Certain prior period amounts have been reclassified to conform to the current year’s presentation. State research and development credit carryforwards that were exchanged for cash of $40 were reclassified from income tax benefit to a reduction of research and development expenditures for the three months ended March 31, 2009.

2. Basis of Presentation

The accompanying unaudited financial statements of the Company should be read in conjunction with the audited financial statements and notes as of and for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2010. The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information, in accordance with the

Achillion Pharmaceuticals, Inc.

Notes to Financial Statements—Continued

(in thousands, except per share amounts)

(Unaudited)

instructions to Form 10-Q and the guidance in Article 10 of Regulation S-X. Accordingly, since they are interim financial statements, the accompanying financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. The accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

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

3. Financing Activities

Public Offering

On January 22, 2010, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Roth Capital Partners, LLC, Noble Financial Capital Markets and National Securities Corporation, as underwriters (the “Underwriters”), related to a public offering of shares of the Company’s common stock, par value $.001 per share, at a price of $2.08 per share less underwriting discounts and commissions (the “Offering”). The Company issued 10,275 shares of common stock in connection with the Offering on January 27, 2010.

On February 2, 2010, the Company closed on the sale of an additional 1,541 shares of common stock in connection with the exercise of the over-allotment option that was granted to the underwriters in the Underwriting Agreement.

The Offering resulted in net proceeds to the Company of $22,628. The Company intends to use the net proceeds for general corporate purposes, research and development expenses, including clinical trial costs, general and administrative expenses and products and technologies that complement its business. The Company has invested the net proceeds in investment-grade, interest bearing securities.

Standby Equity Distribution Agreement

On July 1, 2009, the Company entered into a SEDA with YA Global pursuant to which the Company may, at its sole and exclusive option, periodically sell to YA Global shares of its common stock, $0.001 par value per share for total proceeds of up to $15,000. Each advance under the SEDA shall not exceed the greater of $300 or the average daily trading volume of the Company’s common stock for the five consecutive trading days prior to the notice date. Advance notices may be given to YA Global once every five trading days. For each share of common stock purchased pursuant to an advance under the SEDA, YA Global will pay to the Company ninety-five percent of the lowest volume-weighted average price of the common stock on the NASDAQ Global Market during the five consecutive trading days following delivery by the Company of an advance notice. Additionally, in no event shall the number of shares of common stock issued under the SEDA cause YA Global to own more than 9.99% of the Company’s common stock as of July 1, 2009 (5,292,427 shares), unless the Company obtains stockholder approval or obtains a written opinion from counsel that such approval is not required. The Company is not obligated to utilize any of the $15,000 available under the SEDA and there are no minimum commitments or minimum use penalties. The Company issued YA Global 191 shares of its common stock as a commitment fee in connection with the transaction and also paid a due diligence and structuring fee of $25. These shares of common stock, as well as any additional shares of common stock the Company may issue pursuant to the SEDA in the future, have been registered on a registration statement that was declared effective on September 21, 2009. The SEDA has two year term and may be terminated by the Company at any time. The Company capitalized $98 of issuance costs related to the SEDA. As of March 31, 2010, there were no advances under the SEDA.

4. Earnings (Loss) Per Share (“EPS”)

Basic EPS is calculated by dividing net income or loss attributable to common stockholders by the weighted average common stock outstanding. Diluted EPS is calculated by adjusting weighted average common shares outstanding for the dilutive effect of common stock options and warrants. In periods in which a net loss is recorded, no effect is given to potentially dilutive securities,

Achillion Pharmaceuticals, Inc.

Notes to Financial Statements—Continued

(in thousands, except per share amounts)

(Unaudited)

since the effect would be antidilutive. Securities that could potentially dilute basic EPS in the future were not included in the computation of diluted EPS because to do so would have been antidilutive. Potentially dilutive securities were as follows for the three months ended March 31, 2010 and 2009 (prior to consideration of the treasury stock method):

	Three Months Ended March 31,
	2010	2009
Options	3,340	2,713
Warrants	2,785	6,711

Total potentially dilutive securities outstanding	6,125	9,424

5. Collaboration Arrangement

Gilead Sciences, Inc.

In November 2004, the Company entered into a research collaboration and license agreement with Gilead Sciences, Inc. pursuant to which the Company agreed to collaborate exclusively with Gilead throughout the world to develop and commercialize compounds for the treatment of chronic hepatitis C and which inhibit HCV replication through a novel mechanism of action targeting the HCV NS4A protein. In May 2009, Gilead informed the Company that they did not intend to pursue development of its lead compound ACH-1095. The Company believes the compound should be advanced and therefore in September 2009, the Company and Gilead amended the collaboration arrangement so that the Company may continue to develop ACH-1095 independently during an “Interim Period,” while Gilead may rejoin in the development of ACH-1095 at clinical proof-of-concept, as defined. The Company will bear all costs associated with ACH-1095 development during this Interim Period. If Gilead elects to regain rights to ACH-1095, Gilead will reimburse the Company for all ACH-1095 development costs incurred during the Interim Period, and all original milestone and royalty payments described in the license agreement will again apply to ACH-1095. Gilead is under no obligation to exercise any rights with respect to ACH-1095. If Gilead elects not to exercise its rights to ACH-1095 within forty-five (45) days after proof-of-concept, the Company shall gain all rights to ACH-1095, and Gilead will then have the right to designate a new lead compound under the license agreement.

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

If Gilead elects to exercise its rights with respect to development of ACH-1095 or if the Company and Gilead pursue a back-up compound, research and development activities prior to proof-of-concept will be overseen by a research committee comprised of equal numbers of the Company’s representatives and representatives from Gilead. The joint research committee assigns research and development tasks, agrees upon a budget for the research program, and shares equally in the related costs. In addition, the parties may agree at any time to increase or decrease the research budget. Prior to proof-of-concept, any disputes within the joint research committee that cannot be resolved between designated executives of each party will be resolved by Gilead.

The Company continues to be responsible for back-up activities, which includes preclinical assessment of a limited number of other NS4A antagonists until such time as proof-of-concept is achieved. Gilead will otherwise be responsible for all manufacturing, formulation and commercialization activities associated with such compounds, if nominated, including all regulatory filings and clinical trials after proof-of-concept unless Gilead chooses not to opt back in on ACH-1095 development. Gilead has agreed under the agreement to use reasonably diligent efforts to develop and commercialize at least one compound in each of the United States, Japan, Germany, France, Italy, Spain and the United Kingdom.

Achillion Pharmaceuticals, Inc.

Notes to Financial Statements—Continued

(in thousands, except per share amounts)

(Unaudited)

The Company received $10,000 from Gilead upon the execution of the license agreement, consisting of license fees and an equity investment, and could receive up to $157,500 in development, regulatory and sales milestone payments, assuming the successful simultaneous development of a lead and back-up compound, and annual sales in excess of $600,000. The Company may also receive royalties on net sales of products if commercialization is achieved.

The up-front payment of $10,000, received in 2004, was first allocated to the fair value of the Series C-1, in which each share of the Series C-1 was determined to be worth $0.88 per share, or approximately $2,000 in aggregate. The remaining $8,000 balance of the $10,000 is being accounted for as a non-refundable up-front license fee. Due to certain provisions contained within the Gilead Arrangement relating to services to be performed on both the primary and back-up compounds, as defined in the Gilead Arrangement, the non-refundable up-front license fee of $8,000, as well as a $2,000 milestone achieved during the period prior to achievement of proof-of-concept (the “Research Period”), is being accounted for under the proportionate performance model. Future milestones, if any, will occur after the Research Period, are not accounted for under the proportionate performance model and will be recognized when the milestone is achieved as the Company has no further research or development obligations after the Research Period.

Under collaboration arrangements, payments received during the period of performance generally include up-front payments, time-or performance-based milestones and reimbursement of internal and external costs. The proportion of actual performance to total expected performance is applied to these payments in determining periodic revenue. Revenue recognized will be limited by the aggregate cash received or receivable to date by the Company.

In the first quarter of 2009, the Company and Gilead revised their joint research program to increase total estimated efforts under the collaboration and extended the estimated period over which the Company’s remaining obligations under the arrangement would be completed. At this time, the Company cannot accurately estimate its future obligations under the collaboration as it has not identified a new lead compound that will be developed jointly. Therefore, during the three months ended March 31, 2010 and 2009, the Company did not recognize revenue from upfront, milestone and FTE fees previously received under the collaboration. The Company will determine its remaining obligations if and when a new lead compound is identified.

During the three months ended March 31, 2010 and 2009, the Company recognized revenue of $74 and $(293), respectively, under the Gilead Arrangement, all of which related to external costs billed by the Company to Gilead, net of Gilead billings to the Company of $0 and $362 for the three months ended March 31, 2010 and 2009, respectively. Payments to Gilead under this collaboration are recognized as a reduction in revenue. Recognition of external costs incurred by Gilead exceeded amounts recognized under the proportionate performance model, resulting in negative revenue for the three months ended March 31, 2009.

Included in the accompanying balance sheets as of March 31, 2010 and December 31, 2009 are $74 and $61 respectively, of accounts receivable resulting from this collaboration agreement and $2,489 and $2,489, respectively, of deferred revenue resulting from the up-front fee, a milestone payment, and FTE costs.

GCA Therapeutics, Ltd.

On February 1, 2010, the Company entered into a license agreement (the “Agreement”) with GCA Therapeutics, Ltd. (“GCAT”) for elvucitabine, the Company’s nucleoside reverse transcriptase inhibitor for the treatment of both hepatitis B virus (“HBV”) infection and human immunodeficiency virus (“HIV”) infection. The Agreement was amended and restated on March 8, 2010. The exclusive license grants GCAT the right, through a Chinese joint venture with Tianjing Institute of Pharmaceutical Research, to clinically develop and commercialize elvucitabine in mainland China, Hong Kong and Taiwan.

Under the terms of the Agreement, GCAT, through a sublicense agreement with a Chinese joint venture, T&T Pharma Co., Ltd., will assume all development and regulatory responsibility and associated costs for elvucitabine, and the Company will be eligible to receive development milestones and royalties on net sales in those territories.

The Agreement may be terminated by either party based upon material breaches by the other party, effective 90 days after providing written notice to the breaching party, if the breaching party fails to cure its material breach.

Achillion Pharmaceuticals, Inc.

Notes to Financial Statements—Continued

(in thousands, except per share amounts)

(Unaudited)

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

6. Marketable Securities

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

Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; or

Level 3: Unobservable inputs.

The fair value of the Company’s securities of $5,626 as of March 31, 2010 is valued based on level 2 inputs. The Company classifies its entire investment portfolio as available for sale as defined in ASC 320, Debt and Equity Securities. As of March 31, 2010 and December 31, 2009, the Company’s investment portfolio consisted of U.S. government and agency securities and government sponsored bond obligations and government backed corporate debt securities held by a major banking institution. The maturities of all marketable securities held at March 31, 2010 and December 31, 2009 are less than one year. Securities are carried at fair value with the unrealized gains (losses) reported as a separate component of stockholders’ equity.

The unrealized gain (loss) from marketable securities was $(7) and $0 at March 31, 2010 and December 31, 2009, respectively.

As of March 31, 2010 and December 31, 2009, none of the Company’s investments were determined to be other than temporarily impaired.

7. Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2010	December 31, 2009
Accrued compensation	$613	$1,407
Accrued research and development expenses	351	760
Accrued professional fees	211	296
Other accrued expenses	150	135

Total	$1,325	$2,598

Accrued research and development expenses are comprised of amounts owed to third-party contract research organizations or “CROs”, clinical investigators, laboratories and data managers for research and development work performed on behalf of the Company.

Achillion Pharmaceuticals, Inc.

Notes to Financial Statements—Continued

(in thousands, except per share amounts)

(Unaudited)

8. Debt

Debt consists of the following:

	March 31, 2010	December 31, 2009
CII Term Loan, payable in monthly installments of $13 through September 2010 with a final balloon payment of $686, with interest at 7.5% per annum	$724	$749
2003 Credit Facility, payable in monthly installments as the individual notes mature through December 2010, with interest ranging from 7.75% to 9.06% per annum	113	148
2008 Credit Facility, payable in monthly installments as notes mature through March 2011, with interest of 9.97% to 11.58% per annum	1,893	2,387

Total debt	2,730	3,284
Less: current portion	(2,730)	(2,867)

Total long-term debt, net of current portion	$—	$417

The Company believes that the carrying value of our debt balances outstanding approximates fair value due to the short term nature and fixed interest rates associated with each loan.

Each of the Company’s debt agreements contains certain subjective acceleration clauses, such that upon the occurrence of a material adverse change in the financial condition, business or operations of the Company in the view of the lenders, amounts outstanding under the agreement may become immediately due and payable. At March 31, 2010, the Company believes the occurrence of a material adverse change is remote. The Company has no indication that it is in default of any such clauses, and none of the Company’s lenders have accelerated scheduled loan payments as a result of these provisions.

9. Stock-Based Compensation

The Company’s 2006 Stock Incentive Plan, or the 2006 Plan, is administered by the Company’s Board of Directors and provides for the grant of incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights and other stock-based awards. The Company’s officers, employees, consultants, advisors and directors are eligible to receive awards under the 2006 Plan; however, incentive stock options may only be granted to employees. Options granted are exercisable for a period determined by the Company, but in no event longer than ten years from the date of the grant. Options generally vest ratably over four years. There were 725 shares available to be granted under the 2006 Plan as of March 31, 2010.

A summary of the status of the Company’s stock option activity for the three months ended March 31, 2010 is presented in the table and narrative below:

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2010	3,320	$4.10
Granted	25	2.42
Exercised	—	—
Cancelled/Forfeited	(5)	1.20

Outstanding at March 31, 2010	3,340	$4.09

Options exercisable at March 31, 2010	1,725	$4.95

Weighted-average fair value of options granted during the period		$1.78

Achillion Pharmaceuticals, Inc.

Notes to Financial Statements—Continued

(in thousands, except per share amounts)

(Unaudited)

The Company utilizes the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of assumptions which determine the fair value of the stock-based awards. The assumptions used to value options granted are as follows:

	For the Three Months Ended
	March 31, 2010	March 31, 2009
Expected term of option	6.1 years	6.1 years
Expected volatility	86%	79%
Risk free interest rate	2.92%	1.97%
Expected dividend yield	0%	0%

Total compensation expense recorded in the accompanying statements of operations associated with option grants made to employees was $458 and $473 for the three months ended March 31, 2010 and 2009, respectively. The Company recorded no tax benefit related to these options since the Company currently maintains a full valuation allowance on its deferred tax assets.

As of March 31, 2010, the intrinsic value of the options outstanding was $2,046, of which $1,021 related to vested options and $1,025 related to unvested options. The intrinsic value of stock options is calculated based on the difference between the exercise prices of the underlying awards and the quoted stock price of the Company’s common stock as of the reporting date.

As of March 31, 2010, the total compensation cost related to unvested options not yet recognized in the financial statements is approximately $2,977, net of estimated forfeitures, and the weighted average period over which this amount is expected to be recognized is 1.54 years.

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

Details relating to unrealized gains and losses and other comprehensive loss are as follows:

	For the Three Months Ended March 31,
	2010	2009
Net loss	$(5,637)	$(6,724)
Change in unrealized gain (loss) on marketable securities	(7)	(67)

Total comprehensive loss	$(5,644)	$(6,791)

11. Stockholder’s Equity

Changes in stockholder’s equity for the three months ended March 31, 2010 and 2009 were as follows:

	For the Three Months Ended March 31,
	2010	2009
Balance at December 31, 2009 and 2008	$1,022	$25,021
Net loss	(5,637)	(6,724)
Stock based compensation	471	485
Change in unrealized gain (loss) on marketable securities	(7)	(67)
Issuance of common stock (see Note 3)	22,628	—

Balance at March 31, 2010 and 2009	$18,477	$18,715

12. Accounting Standards Updates

In October 2009, an update was made to ASC 605, Revenue Recognition, which provides accounting principles and application guidance on how revenue arrangements with multiple deliverables should be separated and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services for separate revenue recognition. Allocation of consideration is now based on management’s estimate of the selling price for an undelivered item where there is no other means to determine the fair value of that undelivered item. This update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption of this update is permitted however, the Company will have to apply the provisions of the amendment retrospectively to the beginning of its fiscal year. The Company is currently evaluating the potential impact of this standard on its financial position and results of operations.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06 which amended guidance on fair value measurement and disclosures. The new guidance requires additional disclosures regarding fair value measurements and provides clarification regarding the level of disaggregation of fair value disclosures by investment class. This guidance is effective for reporting periods beginning after December 15, 2009 except for the additional level 3 requirements which is effective for reporting periods beginning after December 15, 2010. There was no impact to the Company’s financial statements upon adoption.

In April 2010, the FASB issued Accounting Standard Update No. 2010-17, Milestone Method of Revenue Recognition, which provides guidance on applying the milestone method to milestone payments for achieving specified performance measures when those payments are related to uncertain future events. However, the FASB clarified that, even if the requirements in this ASU are met, entities would not be precluded from making an accounting policy election to apply another appropriate accounting policy that results in the deferral of some portion of the arrangement consideration. The ASU will be effective for periods beginning on or after June 15, 2010. Early application is permitted. Entities can apply this guidance prospectively to milestones achieved after adoption. However, retrospective application to all prior periods is also permitted. The Company is currently evaluating the impact, if any, ASU 2010-17 will have on the Company’s financial statements.

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

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of innovative treatments for infectious diseases. Within the anti-infective market, we are currently concentrating on the development of antivirals for the treatment of chronic hepatitis C and the development of antibacterials for the treatment of resistant bacterial infections. We are currently focusing our efforts on developing three HCV drug candidates in two distinct classes: ACH-1625, a protease inhibitor for the treatment of chronic hepatitis C which is currently in phase Ib clinical testing, ACH-1095, a NS4A antagonist also for the treatment of chronic hepatitis C, to which Gilead Sciences, Inc., or Gilead, retains certain future development rights which is currently in late stage preclinical testing, and ACH-2684, a high-potency protease inhibitor which is currently in preclinical testing. In addition, we have established a pipeline of certain other product candidates for which we are currently seeking additional appropriate collaborative partners, but to which we are not devoting significant resources at this time. These product candidates include ACH-702 for the treatment of serious bacterial infections and elvucitabine for the treatment of HIV infection.

We have devoted and are continuing to devote substantially all of our efforts toward product research and development. We have incurred losses of $198 million from inception through March 31, 2010 and had an accumulated deficit of $212 million through March 31, 2010. Our net losses were $5.6 million and $6.7 million for the three months ended March 31, 2010 and 2009, respectively. We have funded our operations primarily through:

•

proceeds from the sale of equity securities, including our initial public offering in October 2006, a private placement of our common stock in August 2008 and a public offering of our common stock in January 2010;

•	borrowings from debt facilities; and

•	receipts from up-front and milestone payments, as well as cost-sharing receipts, from one of our collaboration partners, Gilead.

In July 2009, we entered into a Standby Equity Distribution Agreement, or SEDA, with YA Global Master SPV Ltd. pursuant to which we may, at our option, periodically sell YA Global shares of our common stock for a total purchase price of up to $15.0 million. For each share of common stock purchased under the SEDA, YA Global will pay us ninety-five percent of the lowest volume-weighted average price of the common stock on the NASDAQ Global Market during the five consecutive trading days following our advance notice.

We expect to incur substantial and increasing losses for at least the next several years as we seek to:

•	continue clinical testing of ACH-1625;

•

finalize the clinical development plan for ACH-1095 and complete the necessary chemistry, manufacturing and control (“CMC”) activities in order to file an investigational new drug application (“IND”) for this compound;

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

In addition to the normal risks associated with early-stage companies, there can be no assurance that we will successfully complete our research and development, obtain adequate patent protection for our technology, obtain necessary government regulatory approval for drug candidates we develop, find and maintain appropriate collaboration partners or that any approved drug candidates will be commercially viable. In addition, we may not be profitable even if we succeed in commercializing any of our drug candidates.

Financial Operations Overview

Revenue

To date, we have not generated revenue from the sale of any drugs. The majority of our revenue recognized to date has been derived from our collaboration with Gilead to develop compounds for use in treating chronic hepatitis C. During the three months ended March 31, 2010 and 2009 we recognized $74,000 and $(293,000), respectively, under this collaboration agreement.

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

We did not recognize any amortization of deferred revenue during the three months ended March 31, 2010 and 2009, as we are currently unable to accurately estimate our total performance obligations under the Gilead collaboration. We will determine if we are able to estimate our remaining total performance obligations when and if a new lead compound under the collaboration is identified.

Effective April 1, 2007, each party provides for the costs of its own full-time equivalents. External research costs continue to be shared equally by both parties. Through March 31, 2007, research and development expenses under our collaboration with Gilead, including internal full-time equivalent costs and external research costs, incurred by both companies prior to proof-of-concept, were borne equally by both parties. As we were providing the majority of those services and were incurring the majority of those expenses, we were the net recipient of funds under this cost-sharing portion of the arrangement and therefore recognized the reimbursed costs as revenue rather than research expense.

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

Research and Development

Our research and development expenses reflect costs incurred for our proprietary research and development projects as well as costs for research and development projects conducted as part of collaborative arrangements. These costs consist primarily of salaries and benefits for our research and development personnel, costs of services by clinical research organizations, other outsourced research, materials used during research and development activities, facility-related costs such as rent and utilities associated with our laboratory and clinical development space and operating supplies. We expect to have a moderate increase in research and development expenses during the remainder of the year as we continue clinical testing of ACH-1625, complete the necessary chemistry, manufacturing and control activities for ACH-1095 and complete IND-enabling preclinical testing for ACH-2684.

We have established our current drug candidate pipeline primarily through our internal discovery capabilities except for elvucitabine, which we in-license. Through both these efforts we have identified and are developing the following drug candidates and programs:

•

ACH-1625, a Protease Inhibitor for Chronic Hepatitis C Infection. We are evaluating ACH-1625, a protease inhibitor for the treatment of chronic hepatitis C, in a phase Ib clinical trial to assess the compound’s safety, tolerability, pharmacokinetic properties and efficacy in HCV-infected subjects. ACH-1625 has demonstrated strong potency, liver partitioning and a good safety profile in preclinical studies. In both the phase Ia segments and the two phase Ib segments of a recent clinical trial, ACH-1625 was demonstrated to be safe and well-tolerated at total daily doses ranging from 50mg to 2000mg. Further, ACH-1625 was demonstrated to significantly reduce viral load in HCV patients by 3.94 log10 and 4.25 log10 at doses of 600 mg twice daily and 500 mg twice daily, respectively.

•

ACH-1095, a NS4A Antagonist for Chronic Hepatitis C Infection. We are also evaluating ACH-1095 for the treatment of chronic hepatitis C. In preclinical and clinical studies, NS4A antagonists demonstrate potent inhibition of the replication of HCV, the virus that causes hepatitis C, by targeting a non-structural, or NS, viral protein called 4A. We believe these NS4A antagonists may offer several potential advantages compared to currently available treatments, including greater potency, a novel mechanism of action, and lack of cross resistance. We believe these compounds could be used in combination with the current standard of care, or with other therapies in development, to significantly improve treatment outcomes. Since November 2004, we have collaborated with Gilead under an exclusive license and collaboration agreement for the research, development and commercialization of compounds operating by this mechanism of action. In May 2009, Gilead indicated that it did not intend to initiate clinical development of ACH-1095. We believe that the compound should be advanced. Therefore, in September 2009, we entered into an amendment to our license and collaboration agreement with Gilead which allows us to continue to develop ACH-1095 independently and also provides that Gilead and Achillion will continue to advance additional compounds operating by the NS4A mechanism of action. We anticipate that we will file an IND for ACH-1095 near the end of 2010.

•

ACH-2684, a High-Potency Protease Inhibitor for Chronic Hepatitis C Infection. We are evaluating a third compound for the treatment of chronic HCV infection. In preclinical studies ACH-2684 has demonstrated excellent potency in the low pico-molar range, as well as good pharmacokinetic and safety profiles. The potency and virology profiles of ACH-2684 demonstrate that it effectively suppresses a broad range of natural variants of the hepatitis C virus, and may be effective in prevention and treatment of emerging resistant variants. This compound also retains potent activity against all genotypes. The very high potency of ACH-2684 was achieved by designing the compound to optimize the way in which it binds with NS3 protease. In vitro, ACH-2684 can be used in combination with other HCV inhibitors, and is synergistic with NS5B nucleoside polymerase inhibitors. ACH-2684 is currently undergoing IND-enabling preclinical testing.

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

•

Elvucitabine for HIV Infection. Elvucitabine is an antiviral being developed for the treatment of HIV infection. We have evaluated elvucitabine in phase II clinical trials to further explore its safety and efficacy in HIV-infected patients up to 96-weeks of treatment and the open-label extension. We recently licensed rights to develop and commercialize elvucitabine in China to GCA Therapeutics, Ltd (GCAT). We retain development and marketing rights to elvucitabine in other territories, and we are currently seeking other collaboration arrangements for development and commercialization of elvucitabine in South Africa and South America. We do not plan to clinically advance elvucitabine independently.

All costs associated with internal research and development, and research and development services for which we have externally contracted, are expensed as incurred. The costs of obtaining patents for our candidates are expensed as incurred as indirect costs.

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Clinical candidate direct external costs:
ACH-1625 (and related compounds)	$1,131	$1,161
NS4A antagonists	36	96
ACH-2684	120	—

	Three Months Ended March 31,
	2010	2009
	(in thousands)
ACH-702	11	13
Elvucitabine	—	327

	1,298	1,597
Direct internal personnel costs	1,689	1,754

Sub-total direct costs	2,987	3,351
Indirect costs and overhead	1,003	1,426
Research and development tax credit	(30)	(40)

Total research and development	$3,960	$4,737

We are currently completing a phase I/Ib clinical trial of ACH-1625 and are completing IND-enabling studies of ACH-2684.

The successful development of our drug candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development of our drug candidates. We are also unable to predict when, if ever, material net cash inflows will commence from any of our compounds.

We expect expenses associated with the completion of these programs to be substantial and to increase. We do not believe, however, that it is possible at this stage of development to accurately project total program-specific expenses through commercialization. There are numerous factors associated with the successful commercialization of any of our drug candidates, including future trial design and various regulatory requirements. Additionally, future commercial and regulatory factors beyond our control will evolve and therefore impact our clinical development programs and plans over time.

General and Administrative

Our general and administrative expenses consist primarily of salaries and benefits for management and administrative personnel, professional fees for legal, accounting and other services, travel costs and facility-related costs such as rent, utilities and other general office expenses. We expect that general and administrative expenses will be consistent for the remainder of the year.

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

When we determine that an arrangement should be accounted for as a single unit of accounting, we must determine the period over which the performance obligations will be performed and revenue related to upfront license payments will be recognized. Revenue will be recognized using either a proportionate performance or straight-line method. We recognize revenue using the proportionate performance method provided that we can reasonably estimate the level of effort required to complete our performance obligations under an arrangement and such performance obligations are provided on a best-efforts basis. Under the proportionate performance method, periodic revenue related to up-front license payments is recognized as the percentage of actual effort expended in that period to total effort expected for all of our performance obligations under the arrangement. Actual effort is generally determined based upon actual direct labor hours or full-time equivalents (“FTE”) incurred and include research and development activities performed by internal scientists. Total expected effort is generally based upon the total direct labor hours of FTEs incorporated into the detailed budget and project plan that is agreed to by both parties to the collaboration. Significant management judgment is required in determining the level of effort required under an arrangement and the period over which we expect to complete the related performance obligations. In the event that a change in estimate occurs, the change will be accounted for using the cumulative catch-up method which provides for an adjustment to revenue in the current period. Estimates of our level of effort may change in the future, resulting in a material change in the amount of revenue recognized in future periods, including negative revenue in some periods. If Gilead elects not to participate in further development of ACH-1095 and elects not to pursue additional back-up compounds, we will then recognize the remaining balance of deferred revenue relating to upfront, milestone and FTE payments received under the collaboration.

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

We revised our joint research program with Gilead in the first quarter of 2009 at which time we extended the period over which our remaining obligations under the arrangement would be completed, thereby increasing our total estimated efforts under the collaboration. At the current time, we cannot accurately estimate our future obligations under the collaboration as we have not identified a new lead compound that will be developed jointly. Therefore, during the quarters ended March 31, 2009 and 2010, we did not recognize any revenue from upfront, milestone and FTE fees previously received under the collaboration. We will determine if we are able to estimate our remaining total performance obligations when and if a new lead compound under the collaboration is identified.

In September 2009, we and Gilead amended our collaboration arrangement so that we may continue to develop ACH-1095 independently during an “Interim Period,” while Gilead may join us in developing ACH-1095 at clinical proof-of-concept, as defined. We will bear all costs associated with ACH-1095 development during the Interim Period. If Gilead elects to regain rights to ACH-1095, Gilead will reimburse us for all ACH-1095 development costs incurred during the Interim Period, and all original milestone and royalty payments described in the License Agreement will again apply to ACH-1095. Gilead is under no obligation to exercise its right with respect to ACH-1095. If Gilead elects not to exercise its right to ACH-1095 within forty-five (45) days after proof-of-concept, we shall gain all rights to ACH-1095 and Gilead will then have the right to designate a new lead compound. We continue to be responsible for back-up activities, which included preclinical assessment of a limited number of other NS4A antagonists. Gilead will otherwise be responsible for all manufacturing, formulation and commercialization activities associated with such compounds, if nominated, including all regulatory filings and clinical trials after proof-of-concept.

Stock-Based Compensation – Employee Stock-Based Awards

We apply ASC 718, Stock Compensation, which requires measurement and recognition of compensation expense for all stock-based awards made to employees and directors, including employee stock options and employee stock purchases under our 2006 ESPP Plan based on estimated fair values. Due to our limited exercise history and the period of time that our shares have been publicly traded, we utilize the simplified method in developing an estimate of the expected term of “plain vanilla” share options.

We primarily grant qualified stock options for a fixed number of shares to employees with an exercise price equal to the market value of the shares at the date of grant. To the extent that the amount of the aggregate fair market value of qualified stock options that become exercisable for an individual exceeds $100,000 during any tax year, those stock options are treated as non qualified stock options. Under the fair value recognition provisions, stock-based compensation cost is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized during the quarter ended March 31, 2009 includes compensation expense for stock-based awards granted prior to, but not yet vested as of December 31, 2005, as well as amounts related to the stock-based awards granted subsequent to December 31, 2005, based on the fair value on the grant date.

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

Total compensation expense recorded in the accompanying statements of operations associated with option grants made to employees for the quarters ended March 31, 2010 and 2009 was $458,000 and $473,000, respectively. We recorded no tax benefit related to these options since we currently maintain a full valuation allowance.

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

We do not have any unrecognized tax benefits as of March 31, 2010. We review all tax positions to ensure the tax treatment selected is sustainable based on its technical merits and that the position would be sustained if challenged.

Results of Operations

Results of operations may vary from period to period depending on numerous factors, including the timing of payments received under existing or future strategic alliances, joint ventures or financings, if any, the progress of our research and development projects, technological advances and determinations as to the commercial potential of proposed products.

Comparison of Three Months Ended March 31, 2010 and 2009

Revenue. Revenue was $74,000 and $(293,000) for the three months ended March 31, 2010 and 2009, respectively. The increase in revenue in 2010 is due to lower external costs incurred by Gilead, under our collaboration, which are shared by us and recorded as a reduction in revenue. In the three months ended March 31, 2009, external costs incurred by Gilead exceeded external costs incurred by us, resulting in a net payable of $293,000 from us to Gilead.

Because we are currently unable to estimate our future performance obligations under our collaboration with Gilead, we have ceased recognizing revenue related to upfront, milestone and FTE payments previously received until we can reasonably estimate our total future performance obligations under the collaboration. We will determine if we are able to estimate our remaining future performance obligations when and if a new lead candidate under the collaboration is identified. Under the proportionate performance method, periodic revenue related to upfront license and milestone payments is recognized as the percentage of actual effort expended in that period to total effort expected for all of our performance obligations under the arrangement. Additionally, under the collaboration arrangement, external costs are shared equally by both parties and payments we make to Gilead are recognized as a reduction of revenue. Revenue for the three months ended March 31, 2010 and 2009 is comprised as follows:

	Three Months Ended March 31,
	2010	2009	Change
	(in thousands)
Gilead collaboration revenue	$74	$(293)	367

Total revenue	$74	$(293)	367

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

Research and Development Expenses. Research and development expenses were $4.0 million and $4.7 million for the three months ended March 31, 2010 and 2009, respectively. The decrease for the three months ended March 31, 2010 was primarily due to lower outsourced research fees related to elvucitabine, ACH-1095 and ACH-702, combined with lower intellectual property costs and lower costs resulting from our reduction in workforce. These decreases were offset by an increase in preclinical costs related to ACH-2684. We expect to have a moderate increase in research and development expenses during the remainder of the year as we continue clinical testing of ACH-1625, complete the necessary CMC activities for ACH-1095 and complete IND-enabling preclinical testing for ACH-2684. Research and development expenses for the three months ended March 31, 2010 and 2009 are comprised as follows:

	Three Months Ended March 31,
	2010	2009	Change
	(in thousands)
Personnel costs	$1,502	$1,566	$(64)
Stock based compensation	190	189	1
Outsourced research and supplies	1,295	1,812	(517)
Professional and consulting fees	370	474	(104)
Facilities costs	600	698	(98)
Travel and other costs	33	38	(5)
Research and development tax credit	(30)	(40)	10

Total	$3,960	$4,737	$(777)

We reclassified certain prior period amounts to conform to the current year’s presentation. State research and development credit carryforwards that were exchanged for cash of $40,000 were reclassified from income tax benefit to a reduction of research and development expenditures for the three months ended March 31, 2009, respectively

General and Administrative Expenses. General and administrative expenses were $1.7 million and $1.6 million for the three months ended March 31, 2010 and 2009, respectively. The slight increase for the three months ended March 31, 2010 was primarily due to an increase in personnel costs related to the addition of business development personnel, offset by decreased business development consulting fees, professional fees for accounting services and insurance premiums. We expect that general and administrative expenses will be consistent for the remainder of the year. General and administrative expenses for the three months ended March 31, 2010 and 2009 are comprised as follows:

	Three Months Ended March 31,
	2010	2009	Change
	(in thousands)
Personnel costs	$644	$552	$92
Stock based compensation	281	297	(16)
Professional and consulting fees	297	333	(36)
Facilities costs	238	278	(40)
Travel and other costs	207	143	64

Total	$1,667	$1,603	$64

Other Income (Expense). Interest income was $10,000 and $92,000 for three months ended March 31, 2010 and 2009, respectively. The decrease was primarily due to decreased average cash balances. Interest expense was $94,000 and $183,000 for the three months ended March 31, 2010 and 2009, respectively. The decrease was primarily due to lower average debt facility balances outstanding in 2010.

Liquidity and Capital Resources

Since our inception in August 1998, we have financed our operations primarily through the issuance of stock and borrowings under debt facilities, as well as through receipts from our collaboration with Gilead. Through March 31, 2010, we have received approximately $214.9 million in aggregate net proceeds from stock issuances, including convertible preferred stock, our initial public offering, our 2008 private placement and our 2010 public offering, $19.1 million from Gilead under our collaboration agreement and approximately $22.1 million under debt facilities. As of March 31, 2010, amounts remain outstanding under the following debt facilities:

Lender	Date	Interest Rate (per annum)	Principal Amount	Maturity Date
Connecticut Innovations, Inc.	November 2000	7.50%	$1,400,000	September 2010
Webster Bank	May 2003	6.72 - 9.27%	1,386,883	June 2006-Dec 2010
Oxford Finance Corporation	June 2007	11.58%	400,000	June 2010
General Electric Capital Corporation	June 2007	11.58%	400,000	June 2010
Oxford Finance Corporation	February 2008	9.97%	2,500,000	March 2011
General Electric Capital Corporation	February 2008	9.97%	2,500,000	March 2011

The amounts reflected above represent original maturities under our debt agreements. As of March 31, 2010, our debt balance was $2.7 million with a weighted average interest rate of 9.45%.

We had $25.0 million and $9.7 million in cash, cash equivalents and marketable securities as of March 31, 2010 and December 31, 2009, respectively. We regularly review our investments and monitor the financial markets. The recent distress in the financial markets has not had a significant impact on our financial position. As of March 31, 2010, our cash, cash equivalents and marketable securities included high-quality financial instruments, primarily money market funds, government sponsored bond obligations and government backed corporate debt securities which we believe are subject to limited credit risk.

Cash used in operating activities was $6.7 million for the three months ended March 31, 2010 and was primarily attributable to our $5.6 million net loss and decreases in accounts payable and accrued expenses, offset primarily by non-cash charges related to depreciation, amortization and non-cash stock-based compensation. Cash used in operating activities was $7.1 million for the three months ended March 31, 2009 and was primarily attributable to our $6.7 million net loss and a decrease in accounts payable offset primarily by non-cash charges related to depreciation, amortization and non-cash stock based compensation.

Cash used in investing activities was $5.7 million for the three months ended March 31, 2010 and was primarily attributable to the purchase of marketable securities. Cash provided by investing activities was $6.0 million for the three months ended March 31, 2009 and was primarily attributable to the maturities of marketable securities partially offset by purchases of marketable securities.

Cash provided by financing activities was $22.1 million for the three months ended March 31, 2010 and was primarily attributable to $22.6 million in net proceeds from the sale of 11,816,250 shares of common stock in January and February 2010, offset by repayments of debt. Cash used in financing activities was $1.0 million for the three months ended March 31, 2009 and was primarily attributable to repayments of debt.

We expect to incur continuing and increasing losses from operations for at least the next several years as we seek to:

•	continue clinical testing of ACH-1625;

•	finalize the clinical development plan for ACH-1095, complete the necessary CMC activities in order to file an IND for this compound;

•	complete IND-enabling preclinical testing of ACH-2684; and

•	identify and progress additional drug candidates.

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

We believe that our existing cash and cash equivalents, as potentially augmented by the SEDA or additional financing activities, will be sufficient to meet our projected operating requirements through at least March 31, 2011. However, our funding resources and requirements may change and will depend upon numerous factors, including but not limited to:

•	the costs involved in the clinical development, manufacturing and formulation of ACH-1625;

•	the costs associated with IND preparation, including the required CMC work, related to ACH-1095;

•	the costs associated with preclinical development and manufacturing of ACH-2684;

•	the potential therapeutic uses and resulting partnership opportunities for ACH-702 that we may pursue;

•	our ability to enter into corporate collaborations and the terms and success of these collaborations;

•	the costs involved in obtaining regulatory approvals for our drug candidates;

•	the scope, prioritization and number of programs we pursue;

•	the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent and other intellectual property claims;

•	our ability to raise incremental debt or equity capital;

•	our acquisition and development of new technologies and drug candidates; and

•	competing technological and market developments currently unknown to us.

In January 2010, we issued 10,275,000 shares of our common stock in an underwritten public offering. In February 2010, we issued an additional 1,541,250 shares of common stock in connection with the underwriters’ exercise of an over-allotment option. We received net proceeds of $22.6 million from these share issuances.

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

Additionally, each of our debt agreements contains certain subjective acceleration clauses, such that upon the occurrence of a material adverse change in our financial condition, business or operations in the view of the lenders, amounts outstanding under the agreement may become immediately due and payable. We believe that the occurrence of a material change is remote and we have no indication that it we are in default of any such clauses. Additionally, none of our lenders have accelerated scheduled loan payments as a result of these provisions.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Recently Issued Accounting Standards

In October 2009, an update was made to ASC 605, Revenue Recognition, which provides accounting principles and application guidance on how revenue arrangements with multiple deliverables should be separated and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services for separate revenue recognition. Allocation of consideration is now based on management’s estimate of the selling price for an undelivered item where there is no other means to determine the fair value of that undelivered item. This update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption of this update is permitted however, we will have to apply the provisions of the amendment retrospectively to the beginning of our fiscal year. We are currently evaluating the potential impact of this standard on our financial position and results of operations.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06 which amended guidance on fair value measurement and disclosures. The new guidance requires additional disclosures regarding fair value measurements and provides clarification regarding the level of disaggregation of fair value disclosures by investment class. This guidance is effective for reporting periods beginning after December 15, 2009 except for the additional level 3 requirements which is effective for reporting periods beginning after December 15, 2010. There was no impact to our financial statements upon adoption.

In April 2010, the FASB issued Accounting Standard Update No. 2010-17, Milestone Method of Revenue Recognition, which provides guidance on applying the milestone method to milestone payments for achieving specified performance measures when those payments are related to uncertain future events. However, the FASB clarified that, even if the requirements in this ASU are met, entities would not be precluded from making an accounting policy election to apply another appropriate accounting policy that results in the deferral of some portion of the arrangement consideration. The ASU will be effective for periods beginning on or after June 15, 2010. Early application is permitted. Entities can apply this guidance prospectively to milestones achieved after adoption. However, retrospective application to all prior periods is also permitted. We are currently evaluating the impact, if any, ASU 2010-17 will have on our financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. Our exposure to market risk is confined to our cash, cash equivalents and marketable securities. We regularly review our investments and monitor the financial markets. We do not believe the recent distress in the financial markets has had a significant impact on our financial position. We invest in high-quality financial instruments, primarily money market funds, government sponsored bond obligations and government backed corporate debt securities, with the effective duration of the portfolio less than six months and no security with an effective duration in excess of twelve months, which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. Due to the short-term nature of our investments, we do not believe that we have any material exposure to interest rate risk or changes in credit ratings arising from our investments.

Capital Market Risk. We currently have no product revenues and depend on funds raised through other sources. One source of funding is through future equity offerings. Our ability to raise funds in this manner depends upon capital market forces affecting our stock price.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

No change in our internal control over financial reporting (as defined in Rules 13a–15(d) and 15d–15(d) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We recently announced preliminary proof-of-concept data from our phase Ib clinical trial for ACH-1625 and are completing preclinical studies of ACH-2684. Positive results from clinical trials or in preclinical studies of a drug candidate may not be predictive of similar results in human clinical trials, and promising results from early clinical trials of a drug candidate may not be replicated in later clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in early-stage development. Accordingly, the results from the preclinical studies of ACH-1625 or ACH-2684 or the completed segments of the clinical trial for ACH-1625 may not be predictive of the results we may obtain in the currently on-going phase Ib clinical trial for ACH-1625 or in later stage trials.

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

We have incurred significant losses since our inception in August 1998. As of March 31, 2010, our accumulated deficit was approximately $212 million. We have not generated any revenue from the sale of drug candidates to date. We expect that our annual operating losses will increase over the next several years as we expand our research, development and commercialization efforts, including as we:

•	continue clinical testing of ACH-1625;

•	finalize the clinical development plan for ACH-1095 and complete the necessary CMC activities in order to file an IND for this compound;

•	complete IND-enabling preclinical testing of ACH-2684; and

•	identify and progress additional drug candidates.

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

We believe that our existing cash and cash equivalents, as potentially augmented by the SEDA or other financing activities, will be sufficient to support our current operating plan through at least March 31, 2011. Our operating plan may change as a result of many factors, including:

•	the costs involved in the clinical development, manufacturing and formulation of ACH-1625;

•	the costs associated with IND preparation, including the required CMC work, related to ACH-1095;

•	the costs associated with the preclinical development and manufacturing of ACH-2684;

•	the potential therapeutic uses and resulting partnership opportunities we may pursue for ACH-702;

•	our ability to enter into corporate collaborations and the terms and success of these collaborations;

•	the costs involved in obtaining regulatory approvals for our drug candidates;

•	the scope, prioritization and number of programs we pursue;

•	the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent and other intellectual property claims;

•	our ability to raise incremental debt or equity capital, including any changes in the credit market that may impact our ability to obtain capital in the future;

•	our acquisition and development of new technologies and drug candidates; and

•	competing technological and market developments currently unknown to us.

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

We may seek additional financing through a combination of private and public equity offerings, debt financings and collaboration, strategic alliance and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities or through SEDA advances, your ownership interest will be diluted, and the terms may include adverse liquidation or other preferences that adversely affect your rights as a stockholder. For example, in January 2010 and February 2010, we issued an aggregate of 11,816,250 shares of our common stock resulting in gross proceeds to us of $24.6 million. Additionally, in August 2008, we issued in a private placement 10,714,655 shares of our common stock, plus common stock warrants to purchase a total of 2,678,644 additional shares of stock, resulting in gross proceeds to us of $31.1 million. These offerings substantially diluted our existing stockholders. Stockholders will be further diluted if, and to the extent, any investors from the August 2008 private placement exercise their warrants. Debt financing, if available, may involve covenants that limit or restrict our ability to take specific actions such as incurring additional debt, making capital expenditures or declaring dividends, or may involve immediate repayment of the debt under certain circumstances. For example, each of our debt agreements contains certain subjective acceleration clauses, such that upon the occurrence of a material adverse change in our financial condition, business or operations in the view of the lenders, amounts outstanding under the agreement may become immediately due and payable. If we raise additional funds through collaborations, strategic alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or drug candidates, or grant licenses on terms that are not favorable to us.

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

•

If approved, our protease inhibitor, ACH-1625, our NS4A antagonist, ACH-1095, and our high-potency protease inhibitor, ACH-2684, would compete with drugs currently approved for the treatment of hepatitis C, the interferon-alpha-based products from Roche (Pegasys and Roferon-A) or Schering- Plough (Intron-A or Peg-Intron) and the ribavirin based products from Schering-Plough (Rebetrol), Roche (Copegus) or generic versions sold by various companies. In addition, our HCV compounds may compete with the interferon and ribavirin-based drugs currently in development such as Valeant’s ribavirin analog (Viramidine) and Human Genome Sciences’ Albuferon. Other products are also under development for the treatment of hepatitis C by companies such as Abbott, Anadys, Avila Therapeutics, Boehringer Ingelheim, Bristol-Myers Squibb, Gilead, GlaxoSmithKline, Human Genome Sciences, Idenix, Intermune, Johnson & Johnson, Medivir, Merck, Novartis, Pfizer, Pharmasset, Roche, Schering-Plough, Valeant and Vertex.

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

We depend upon our senior management and scientific staff for our business success. Key members of our senior team include Michael Kishbauch, our president and chief executive officer, and Dr. Milind Deshpande, our executive vice president and chief scientific officer. All of our employment agreements with our senior management employees are terminable without notice by the employee. The loss of the service of any of the key members of our senior management may significantly delay or prevent the achievement of drug development and other business objectives. Our ability to attract and retain qualified personnel, consultants and advisors is critical to our success. We face intense competition for qualified individuals from numerous pharmaceutical and biotechnology companies, universities, governmental entities and other research institutions. We may be unable to attract and retain these individuals, and our failure to do so would adversely affect our business.

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

•

our preclinical tests or clinical trials for ACH-1625, ACH-1095, ACH-2684, elvucitabine, ACH-702 and our other drug candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional preclinical testing or clinical trials, or we may abandon projects that we expect to be promising;

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

We, and a number of other companies in the pharmaceutical and biotechnology industries, have suffered significant setbacks in later stage clinical trials even after achieving promising results in early-stage development. For example, in February 2007, we announced that we discontinued further clinical development of ACH-806, our first NS4A antagonist candidate, which was determined to have positive antiviral effect in a proof-of-concept clinical trial in HCV infected patients, but also to elevate serum creatinine levels, a marker of kidney function. There can be no assurance that we have identified the source of the serum creatinine elevation and that we will not see a similar outcome in human clinical trials with that program’s successor compound, ACH-1095 or that observations in preclinical studies of ACH-1095 in one species may not limit or even preclude its clinical use. Accordingly, there can be no assurance that this, or another type of toxicity, will not arise in future clinical trials.

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

Our ability to enroll patients in our clinical trials in sufficient numbers and on a timely basis will be subject to a number of factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease and the eligibility criteria for the clinical trial. Delays in patient enrollment may result in increased costs and longer development times. For example, in 2007 we experienced delays in patient enrollment in connection with our phase II trial of elvucitabine in HIV infected patients who have failed a HAART regimen which included Epivir (lamivudine) due to the strict entry criteria for this trial. As a result, we expanded the number of sites at which the trial was conducted and changed the protocol of the trial to include additional treatment with elvucitabine after the initial 14 days of treatment. We may also face competition for subjects to enroll in our ACH-1625 clinical trials and may have to expand the number of sites at which the trials are conducted. As a result, we may incur increased costs and longer development times for these trials. In addition, subjects may drop out of our clinical trials, and thereby impair the validity or statistical significance of the trials.

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

In connection with capital raising activities, we may be required to dilute our existing stockholders substantially. For example, in January and February 2010, we issued an aggregate of 11,816,250 shares of our common stock in an underwritten offering. Additionally, in August 2008, we issued 10,714,655 shares of our common stock, plus common stock warrants to purchase a total of 2,678,644 additional shares of stock in a private placement. Stockholders will be further diluted if, and to the extent, any investors exercise their warrants. The issuance of these shares and warrants resulted in substantial dilution to stockholders who held our common stock prior to the issuance. All of the shares of common stock we issued, as well as those shares issuable upon exercise of the warrants, are freely tradable pursuant to registration statements filed with the SEC that were declared effective by the SEC on October 30, 2008 and October 16, 2009, making such shares available for immediate resale in the public market.

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

As of May 1, 2010, our directors, executive officers and current holders of more than 5% of our outstanding common stock, together with their affiliates and related persons, beneficially own, in the aggregate, approximately 73% of our outstanding common stock. As a result, these stockholders, if acting together, have the ability to determine the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets and other extraordinary transactions. The interests of this group of stockholders may not always coincide with our corporate interests or the interest of other stockholders, and they may act in a manner with which you may not agree or that may not be in the best interests of other stockholders. This concentration of ownership may have the effect of:

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

The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future. During the period from January 1, 2007 to March 31, 2010 our closing stock price has ranged from a low of $0.68 to a high of $19.61. Market prices for securities of early stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the results of our on-going and planned clinical trials of ACH-1625;

•	the timing of our IND preparation, including the required CMC work, related to ACH-1095;

•	the results of our preclinical development and manufacturing of ACH-2684;

•	the entry into, modification of, or termination of key agreements, or any new collaboration agreement we may enter;

•	the results of regulatory reviews relating to the approval of our drug candidates;

•	the initiation of, material developments in, or conclusion of litigation to enforce or defend any of our intellectual property rights;

•	failure of any of our drug candidates, if approved, to achieve commercial success;

•	general and industry-specific economic conditions that may affect our research and development expenditures;

•	the results of clinical trials conducted by others on drugs that would compete with our drug candidates;

•	the failure or discontinuation of any of our research programs;

•	issues in manufacturing our drug candidates or any approved products;

•	the introduction of technological innovations or new commercial products by us or our competitors;

•	changes in estimates or recommendations by securities analysts who cover our common stock;

•	future sales of our common stock;

•	changes in the structure of health care payment systems;

•	period-to-period fluctuations in our financial results; and

•	low trading volume of our common stock.

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

In particular, as a public company, our management is required to conduct an annual evaluation of our internal controls over financial reporting and include a report of management on our internal controls in our annual reports on Form 10-K. In addition, we are required to have our independent public accounting firm attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting. If we are unable to continue to conclude that we have effective internal controls over financial reporting or, if our independent auditor is unable to provide us with an attestation and an unqualified report as to the effectiveness of our internal controls over financial reporting, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock.

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

We have entered into a collaboration arrangement with Gilead for the development and commercialization of certain of our HCV compounds involving NS4A antagonism. We also recently executed a license agreement with GCAT for elvucitabine for the treatment of both HBV and HIV infection in mainland China, Hong Kong, and Taiwan. We may enter into additional collaborative arrangements in the future. We are continuing partnering efforts for elvucitabine with regional companies and institutions, including those in South America, South Africa and elsewhere. We do not plan to clinically advance elvucitabine or ACH-702 independently. We also may enter into alliances with major biotechnology or pharmaceutical companies to jointly develop other specific drug candidates and to jointly commercialize them if they are approved. In such alliances, we would expect our biotechnology or pharmaceutical collaborators to provide substantial funding, as well as significant capabilities in clinical development, regulatory affairs, marketing and sales. We may not be successful in entering into any such alliances on favorable terms, if at all. Even if we do succeed in securing such alliances, we may not be able to maintain them if, for example, development or approval of a drug candidate is delayed or sales of an approved drug are disappointing. Furthermore, any delay in entering into collaboration agreements could delay the development and commercialization of our drug candidates and reduce their competitiveness even if they reach the market. Any such delay related to our collaborations could adversely affect our business.

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

In addition, a collaborator may decide to pursue a competitive drug candidate developed outside of the collaboration. In particular, Gilead is currently developing other products for the treatment of chronic hepatitis C, and the results of its development efforts could affect its commitment to our drug candidates. For example, if Gilead pursues the development of a back-up compound or another product for chronic hepatitis C, its development efforts could affect their desire to rejoin us in the future development of ACH-1095. If a collaboration partner fails to develop or effectively commercialize drug candidates or drugs for any of these reasons, we may not be able to replace the collaboration partner with another partner to develop and commercialize a drug candidate or drugs under the terms of the collaboration. We may also be unable to obtain, on terms acceptable to us, a license from such collaboration partner to any of its intellectual property that may be necessary or useful for us to continue to develop and commercialize a drug candidate.

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

We recently entered into an agreement with GCAT which grants GCAT, through its Chinese joint venture with Tianjing Institute of Pharmaceutical Research, the right to clinically develop and commercialize elvucitabine in mainland China, Hong Kong and Taiwan. Conducting business in China exposes us to a variety of risks and uncertainties that are unique to China. The economy of China has been transitioning from a planned economy to a market-oriented economy. Although in recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the Chinese government. In addition, the Chinese government continues to play a significant role in regulating industrial development. It also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Efforts by the Chinese government to slow the pace of growth of the Chinese economy could result in interruptions of our development and commercialization efforts in China. In addition, the Chinese legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedential value. In 1979, the Chinese government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. Accordingly, we cannot predict the effect of future developments in the Chinese legal system, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws. Our development and commercialization efforts in China could be materially harmed by any changes in the political, legal or economic climate in China or the inability to enforce applicable Chinese laws and regulations. If such commercialization efforts in China are materially harmed, our collaboration partner may not be able to develop and commercialize elvucitabine in China and our elvucitabine business may not grow.

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

Healthcare reform measures, if implemented, could hinder or prevent our commercial success.

There have been, and likely will continue to be, legislative and regulatory proposals at the federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare may adversely affect:

•	the demand for any drug products for which we may obtain regulatory approval;

•	our ability to set a price that we believe is fair for our products;

•	our ability to generate revenues and achieve or maintain profitability;

•	the level of taxes that we are required to pay; and

•	the availability of capital.

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

ACHILLION PHARMACEUTICALS, INC.

Date: May 10, 2010	/S/ MICHAEL D. KISHBAUCH
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2010	/S/ MARY KAY FENTON
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.