Form 10-Q
period 2010-06-30
ACHILLION PHARMACEUTICALS INC
filed 2010-08-13
CIK 1070336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 12, 2010, the registrant had 38,548,327 shares of Common Stock, $0.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Achillion Pharmaceuticals, Inc.

Balance Sheets

(in thousands, except per share data)

(Unaudited)

	June 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$14,228	$9,712
Marketable securities	5,271	—
Accounts receivable	187	65
Prepaid expenses and other current assets	1,144	768

Total current assets	20,830	10,545
Fixed assets, net	678	876
Deferred financing costs	133	149
Restricted cash	152	100

Total assets	$21,793	$11,670

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,345	$2,277
Accrued expenses	2,185	2,598
Current portion of long-term debt	2,162	2,867

Total current liabilities	6,692	7,742
Deferred revenue	2,489	2,489
Long term debt	—	417

Total liabilities	9,181	10,648

Commitments and contingencies
Stockholders’ Equity:
Common Stock, $.001 par value; 100,000 shares authorized: 38,548 and 26,706 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	39	27
Additional paid-in capital	230,512	206,908
Accumulated deficit	(217,933)	(205,913)
Accumulated other comprehensive income	(6)	—

Total stockholders’ equity	12,612	1,022

Total liabilities and stockholders’ equity	$21,793	$11,670

The accompanying notes are an integral part of these (unaudited) financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Revenue	$187	$(7)	$261	$(300)

Operating expenses
Research and development	4,814	4,399	8,773	9,136
General and administrative	1,690	1,598	3,357	3,201

Total operating expenses	6,504	5,997	12,130	12,337

Loss from operations	(6,317)	(6,004)	(11,869)	(12,637)

Other income (expense)
Interest income	15	57	25	149
Interest expense	(82)	(144)	(176)	(327)

Net loss	(6,384)	(6,091)	(12,020)	(12,815)

Basic and diluted net loss per share (Note 5)	$(0.17)	$(0.23)	$(0.32)	$(0.48)

Weighted average shares used in computing basic and diluted net loss per share	38,540	26,419	37,066	26,409

The accompanying notes are an integral part of these (unaudited) financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities
Net loss	$(12,020)	$(12,815)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	372	410
Noncash stock-based compensation	938	976
Noncash interest expense	26	45
Loss on disposal of equipment	4	—
Amortization of premium on marketable securities	88	100
Changes in operating assets and liabilities:
Accounts receivable	(122)	—
Prepaid expenses and other current assets	(435)	84
Accounts payable	68	(1,237)
Accrued expenses	(413)	(255)

Net cash used in operating activities	(11,494)	(12,692)

Cash flows from investing activities
Purchase of property and equipment	(155)	(42)
Purchase of available for sale marketable securities	(5,665)	(5,680)
Maturities of marketable securities	300	18,590

Net cash (used in) provided by investing activities	(5,520)	12,868

Cash flows from financing activities
Proceeds from sale of common stock, net of issuance costs	22,628	—
Proceeds from sale of common stock under the Employee Stock Purchase Plan	50	55
Repayments of debt payable	(1,148)	(1,905)

Net cash provided by (used in) financing activities	21,530	(1,850)

Net increase (decrease) in cash and cash equivalents	4,516	(1,674)
Cash and cash equivalents, beginning of period	9,712	11,060

Cash and cash equivalents, end of period	$14,228	$9,386

Supplemental disclosure of cash flow information
Cash paid for interest	$138	$274

The accompanying notes are an integral part of these (unaudited) financial statements.

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

The Company incurred losses of $204,071 from inception through June 30, 2010. The Company has funded its operations primarily through the sale of equity securities, borrowings from debt facilities and the receipt of milestone and cost-sharing receipts from its collaboration partner, Gilead Sciences, Inc. (“Gilead”).

The Company believes that its existing cash, cash equivalents and marketable securities, as potentially augmented by its Standby Equity Distribution Agreement (“SEDA”), with YA Global Master SPV Ltd. (“YA Global”) (see Note 4) or additional financing activities, will be sufficient to support its current operating plan through at least June 30, 2011. However, the Company’s operating plan may change as a result of many factors, including:

•	the costs involved in the clinical development, manufacturing and formulation of ACH-1625;

•	the costs associated with the investigational new drug (“IND”) application preparation, including the required chemical manufacturing and control (“CMC”) work, related to ACH-1095;

•	the costs associated with the preclinical development and manufacturing of ACH-2684 and ACH-2928;

•	the partnership opportunities for ACH-702 that the Company may pursue;

•	the Company’s ability to enter into corporate collaborations and the terms and success of these collaborations; and

•	the Company’s ability to raise incremental debt or equity capital, including any changes in the credit market that may impact its ability to obtain capital in the future.

In January 2010, the Company issued 10,275 shares of its common stock in an underwritten public offering. In February 2010, the Company issued an additional 1,541 shares of common stock in connection with the underwriter’s exercise of an over-allotment option. The Company received net proceeds of $22,628.

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

Certain prior period amounts have been reclassified to conform to the current year’s presentation. State research and development credit carryforwards that were exchanged for cash of $30 and $70 were reclassified from income tax benefit to a reduction of research and development expenditures for the three and six months ended June 30, 2009, respectively.

2. Accounting Standards Updates

In October 2009, an update was made to ASC 605, Revenue Recognition, which provides accounting principles and application guidance on how revenue arrangements with multiple deliverables should be separated and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services for separate revenue recognition. Allocation of consideration is now based on management’s estimate of the selling price for an undelivered item where

Achillion Pharmaceuticals, Inc.

Notes to Financial Statements—(Continued)

(in thousands, except per share amounts)

(Unaudited)

there is no other means to determine the fair value of that undelivered item. This update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption of this update is permitted; however, the Company will be required to apply the provisions of the amendment retrospectively to the beginning of its fiscal year. The Company is currently evaluating the potential impact of this standard on its financial position and results of operations.

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

In April 2010, the FASB issued Accounting Standard Update No. 2010-17, Milestone Method of Revenue Recognition, which provides guidance on applying the milestone method to milestone payments for achieving specified performance measures when those payments are related to uncertain future events. However, the FASB clarified that, even if the requirements in this ASU are met, entities would not be precluded from making an accounting policy election to apply another appropriate accounting policy that results in the deferral of some portion of the arrangement consideration. The ASU is effective for periods beginning on or after June 15, 2010. Early application was permitted. Entities can apply this guidance retrospectively as well as prospectively to milestones achieved after adoption. There was no impact to the Company’s financial statements upon adoption.

3. Basis of Presentation

The accompanying unaudited financial statements of the Company should be read in conjunction with the audited financial statements and notes as of and for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2010. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information, in accordance with the instructions to Form 10-Q and the guidance in Article 10 of Regulation S-X. Accordingly, since they are interim financial statements, the accompanying unaudited financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. The accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

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

4. Financing Activities

Public Offering

On January 22, 2010, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Roth Capital Partners, LLC, Noble Financial Capital Markets and National Securities Corporation, as underwriters (the “Underwriters”), related to a public offering of shares of the Company’s common stock, par value $.001 per share, at a price of $2.08 per share less underwriting discounts and commissions (the “Offering”). The Company issued and sold 10,275 shares of common stock in connection with the Offering on January 27, 2010.

On February 2, 2010, the Company issued and sold an additional 1,541 shares of common stock in connection with the exercise of the over-allotment option that was granted to the underwriters in the Underwriting Agreement.

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

Achillion Pharmaceuticals, Inc.

Notes to Financial Statements—(Continued)

(in thousands, except per share amounts)

(Unaudited)

Standby Equity Distribution Agreement (“SEDA”)

On July 1, 2009, the Company entered into a SEDA with YA Global pursuant to which the Company may, at its sole and exclusive option, periodically sell to YA Global shares of its common stock, $0.001 par value per share, for total proceeds of up to $15,000. Each advance under the SEDA shall not exceed the greater of $300 or the average daily trading volume of the Company’s common stock for the five consecutive trading days prior to the notice date. Advance notices may be given to YA Global once every five trading days. For each share of common stock purchased pursuant to an advance under the SEDA, YA Global will pay to the Company ninety-five percent of the lowest volume-weighted average price of the common stock on the NASDAQ Global Market during the five consecutive trading days following delivery by the Company of an advance notice. Additionally, in no event shall the number of shares of common stock issued under the SEDA cause YA Global to own more than 9.99% of the Company’s common stock as of July 1, 2009 (5,292 shares), unless the Company obtains stockholder approval or obtains a written opinion from counsel that such approval is not required. The Company is not obligated to utilize any of the $15,000 available under the SEDA and there are no minimum commitments or minimum use penalties. The Company issued YA Global 191 shares of its common stock as a commitment fee in connection with the transaction and also paid a due diligence and structuring fee of $25. These shares of common stock, as well as any additional shares of common stock the Company may issue pursuant to the SEDA in the future, have been registered on a registration statement that was declared effective on September 21, 2009. The SEDA has two year term and may be terminated by the Company at any time. The Company capitalized $105 of issuance costs related to the SEDA. As of June 30, 2010, there were no advances under the SEDA.

5. Earnings (Loss) Per Share (“EPS”)

Basic EPS is calculated by dividing net income or loss attributable to common stockholders by the weighted average common stock outstanding. Diluted EPS is calculated by adjusting weighted average common shares outstanding for the dilutive effect of common stock options and warrants. In periods in which a net loss is recorded, no effect is given to potentially dilutive securities, since the effect would be antidilutive. Securities that could potentially dilute basic EPS in the future were not included in the computation of diluted EPS because to do so would have been antidilutive. Potentially dilutive securities were as follows for the three and six months ended June 30, 2010 and 2009 (prior to consideration of the treasury stock method):

	Three and Six Months Ended June 30,
	2010	2009
Options	3,336	2,713
Warrants	2,785	6,711

Total potentially dilutive securities outstanding	6,121	9,424

In August 2009, 3,679 warrants issued in connection with the Company’s private placement financing in August 2008 expired unexercised.

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

In the first quarter of 2009, the Company and Gilead revised their joint research program to increase total estimated efforts under the collaboration and extended the estimated period over which the Company’s remaining obligations under the arrangement would be completed. At this time, the Company cannot accurately estimate its future obligations under the collaboration as it has not identified a new lead compound that will be developed jointly. Therefore, during the six months ended June 30, 2010 and 2009, the Company did not recognize revenue from upfront, milestone and full-time equivalent, or “FTE” fees previously received under the collaboration. The Company will determine its remaining obligations if and when a new lead compound is identified.

During the three months ended June 30, 2010 and 2009, the Company recognized revenue of $43 and $(7), respectively, under the Gilead Arrangement, all of which related to external costs billed by the Company to Gilead, net of Gilead billings to the Company of $0 and $66 for the three months ended June 30, 2010 and 2009, respectively. Payments to Gilead under this collaboration are recognized as a reduction in revenue. Recognition of external costs incurred by Gilead exceeded amounts recognized under the proportionate performance model, resulting in negative revenue for the three months ended June 30, 2009.

Achillion Pharmaceuticals, Inc.

Notes to Financial Statements—(Continued)

(in thousands, except per share amounts)

(Unaudited)

During the six months ended June 30, 2010 and 2009, the Company recognized revenue of $117 and $(300), respectively, under the Gilead Arrangement, all of which related to external costs billed by the Company to Gilead, net of Gilead billings to the Company of $0 and $428 for the six months ended June 30, 2010 and 2009, respectively. Payments to Gilead under this collaboration are recognized as a reduction in revenue. Recognition of external costs incurred by Gilead exceeded amounts recognized under the proportionate performance model, resulting in negative revenue for the six months ended June 30, 2009.

Included in the accompanying balance sheets as of June 30, 2010 and December 31, 2009 are $43 and $61 respectively, of accounts receivable resulting from this collaboration agreement and $2,489 and $2,489, respectively, of deferred revenue resulting from the up-front fee, a milestone payment, and FTE costs.

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

Under the terms of the Agreement, GCAT, through a sublicense agreement with a Chinese joint venture, T&T Pharma Co., Ltd., will assume all development and regulatory responsibility and associated costs for elvucitabine. There was no financial impact upon the signing of the agreement. The Company will be eligible to receive development milestones and royalties on net sales in those territories.

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

Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; or

Level 3: Unobservable inputs.

The fair value of the Company’s securities of $5,271 and $0 as of June 30, 2010 and December 31, 2009, respectively, is valued based on level 2 inputs. The Company’s investments consist mainly of U.S government and agency securities, government sponsored bond obligations and certain other corporate debt securities. Fair value is determined based upon quoted market prices; however, due to lack of sufficiency of transactions and trading volume, the Company has assessed these as level 2 within the fair value hierarchy of ASC 820. The Company classifies its entire investment portfolio as available for sale as defined in ASC 320, Debt and Equity Securities. The maturities of all marketable securities held at June 30, 2010 are less than one year. Securities are carried at fair value with the unrealized gains (losses) reported as a separate component of stockholders’ equity.

The unrealized gain (loss) from marketable securities was $(6) and $0 at June 30, 2010 and December 31, 2009, respectively.

As of June 30, 2010 and December 31, 2009, none of the Company’s investments were determined to be other than temporarily impaired.

Achillion Pharmaceuticals, Inc.

Notes to Financial Statements—(Continued)

(in thousands, except per share amounts)

(Unaudited)

8. Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2010	December 31, 2009
Accrued compensation	$1,039	$1,407
Accrued research and development expenses	744	760
Accrued professional fees	294	296
Other accrued expenses	108	135

Total	$2,185	$2,598

Accrued research and development expenses are comprised of amounts owed to third-party contract research organizations or “CROs”, clinical investigators, laboratories and data managers for research and development work performed on behalf of the Company.

9. Debt

Debt consists of the following:

	June 30, 2010	December 31, 2009
Connecticut Innovations Term Loan, payable in monthly installments of $13 through September 2010 with a final balloon payment of $686, with interest at 7.5% per annum	$699	$749
2003 Credit Facility, payable in monthly installments as the individual notes mature through December 2010, with interest ranging from 7.75% to 9.06% per annum	76	148
2008 Credit Facility, payable in monthly installments as notes mature through March 2011, with interest of 9.97% to 11.58% per annum	1,387	2,387

Total debt	2,162	3,284
Less: current portion	(2,162)	(2,867)

Total long-term debt, net of current portion	$—	$417

The Company believes that the carrying value of our debt balances outstanding approximates fair value due to the short term nature and fixed interest rates associated with each loan.

Each of the Company’s debt agreements contains certain subjective acceleration clauses, such that upon the occurrence of a material adverse change in the financial condition, business or operations of the Company in the view of the lenders, amounts outstanding under the agreement may become immediately due and payable. At June 30, 2010, the Company believes the occurrence of a material adverse change is remote. The Company has no indication that it is in default of any such clauses, and none of the Company’s lenders have accelerated scheduled loan payments as a result of these provisions.

10. Stock-Based Compensation

The Company’s 2006 Stock Incentive Plan, or the 2006 Plan, is administered by the Company’s Board of Directors and provides for the grant of incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights and other stock-based awards. The Company’s officers, employees, consultants, advisors and directors are eligible to receive awards under the 2006 Plan; however, incentive stock options may only be granted to employees. Options granted are exercisable for a period determined by the Company, but in no event longer than ten years from the date of the grant. Options generally vest ratably over four years. There were 3,725 shares available to be granted under the 2006 Plan as of June 30, 2010.

Achillion Pharmaceuticals, Inc.

Notes to Financial Statements—(Continued)

(in thousands, except per share amounts)

(Unaudited)

A summary of the status of the Company’s stock option activity for the six months ended June 30, 2010 is presented in the table and narrative below:

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2010	3,320	$4.10
Granted	25	2.42
Exercised	—	—
Cancelled/Forfeited	(9)	1.20

Outstanding at June 30, 2010	3,336	$4.09

Options exercisable at June 30, 2010	1,835	$4.95

Weighted-average fair value of options granted during the period		$1.78

The Company utilizes the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of assumptions which determine the fair value of the stock-based awards. The assumptions used to value options granted are as follows:

	For the Six Months Ended
	June 30, 2010	June 30, 2009
Expected term of option	6.1 years	6.1 years
Expected volatility	86%	79%
Risk free interest rate	2.92%	1.97%
Expected dividend yield	0%	0%

Total compensation expense recorded in the accompanying statements of operations associated with option grants made to employees was $455 and $477 for the three months ended June 30, 2010 and 2009, respectively. Total compensation expense recorded in the accompanying statements of operations associated with option grants made to employees was $913 and $950 for the six months ended June 30, 2010 and 2009, respectively. The Company recorded no tax benefit related to these options since the Company currently maintains a full valuation allowance on its deferred tax assets.

As of June 30, 2010, the intrinsic value of the options outstanding was $1,277, of which $655 related to vested options and $622 related to unvested options. The intrinsic value of stock options is calculated based on the difference between the exercise prices of the underlying awards and the quoted stock price of the Company’s common stock as of the reporting date.

As of June 30, 2010, the total compensation cost related to unvested options not yet recognized in the financial statements is approximately $2,537, net of estimated forfeitures, and the weighted average period over which this amount is expected to be recognized is 1.4 years.

11. Comprehensive Loss

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

Details relating to unrealized gains and losses and other comprehensive loss are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Net loss	$(6,384)	$(6,091)	$(12,020)	$(12,815)
Change in unrealized gain (loss) on marketable securities	1	(36)	(6)	(103)

Total comprehensive loss	$(6,383)	$(6,127)	$(12,026)	$(12,918)

Achillion Pharmaceuticals, Inc.

Notes to Financial Statements—(Continued)

(in thousands, except per share amounts)

(Unaudited)

12. Stockholder’s Equity

Changes in stockholder’s equity for the six months ended June 30, 2010 and 2009 were as follows:

	For the Six Months Ended June 30,
	2010	2009
Balance at December 31, 2009 and 2008	$1,022	$25,021
Net loss	(12,020)	(12,815)
Stock based compensation	938	976
Change in unrealized gain (loss) on marketable securities	(6)	(103)
Issuance of common stock (see Note 4)	22,628	—
Issuance of common stock under the Employee Stock Purchase Plan	50	55

Balance at June 30, 2010 and 2009	$12,612	$13,134

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of innovative treatments for infectious diseases. Within the anti-infective market, we are currently concentrating on the development of antivirals for the treatment of chronic hepatitis C and the development of antibacterials for the treatment of resistant bacterial infections. We are currently focusing our efforts on developing four HCV drug candidates in three distinct classes: ACH-1625, a protease inhibitor for the treatment of chronic hepatitis C which recently completed phase Ib clinical testing, ACH-1095, a NS4A antagonist also for the treatment of chronic hepatitis C, to which Gilead Sciences, Inc., or Gilead, retains certain future development rights, which is currently being prepared for IND filing, ACH-2684, a high-potency protease inhibitor which is currently in preclinical testing, and ACH-2928, a NS5A inhibitor currently in preclinical testing. In addition, we have established a pipeline of certain other product candidates for which we are currently seeking additional appropriate collaborative partners, but to which we are not devoting significant resources at this time. These product candidates include ACH-702 for the treatment of dermatologic and opthalmic infections and elvucitabine for the treatment of HIV infection.

We have devoted and are continuing to devote substantially all of our efforts toward product research and development. We have incurred losses of $204 million from inception through June 30, 2010. Our net losses were $12.0 million and $12.8 million for the six months ended June 30, 2010 and 2009, respectively. We have funded our operations primarily through:

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

•

finalize the clinical development plan for ACH-1095 and complete the necessary chemistry, manufacturing and control (“CMC”) activities in order to file an investigational new drug (“IND”) application for this compound;

•	complete IND-enabling preclinical testing of ACH-2684 and ACH-2928; and

•	identify and progress additional drug candidates.

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

Financial Operations Overview

Revenue

To date, we have not generated revenue from the sale of any drugs. The majority of our revenue recognized to date has been derived from our collaboration with Gilead to develop compounds for use in treating chronic hepatitis C. During the six months ended June 30, 2010 and 2009, we recognized $117,000 and $(300,000), respectively, under this collaboration agreement.

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

We did not recognize any amortization of deferred revenue during the six months ended June 30, 2010 and 2009, as we are currently unable to accurately estimate our total performance obligations under the Gilead collaboration. We will determine if we are able to estimate our remaining total performance obligations when and if a new lead compound under the collaboration is identified.

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

We have also recognized revenue under a Small Business Innovation Research, or SBIR, grant by the National Institutes of Health, or NIH, for the further study of a back-up series of compounds related to ACH-702 for the treatment of tuberculosis infection. During the three and six months ended June 30, 2010 and June 30, 2009, we recognized $144,000 and $0, respectively, of revenue under this grant.

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

We have established our current drug candidate pipeline primarily through our internal discovery capabilities except for elvucitabine, which we in-license. Through both these efforts we have identified and are developing the following drug candidates and programs:

•

ACH-1625, a Protease Inhibitor for Chronic Hepatitis C Infection. We are evaluating ACH-1625, a protease inhibitor for the treatment of chronic hepatitis C, in a phase Ib clinical trial to assess the compound’s safety, tolerability, pharmacokinetic properties and efficacy in HCV-infected subjects. ACH-1625 has demonstrated strong potency, liver partitioning and a good safety profile in preclinical studies. In both the phase Ia segments and the two phase Ib segments of a recent clinical trial, ACH-1625 was demonstrated to be safe and well-tolerated at total daily doses ranging from 50mg to 2000mg. Further, ACH-1625 was demonstrated to significantly reduce viral load in HCV patients by 3.94 log10 and 4.25 log10 at doses of 600 mg twice daily and 500 mg twice daily, respectively. We anticipate that we will file an IND for ACH-1625 in the third quarter of 2010.

•

ACH-1095, a NS4A Antagonist for Chronic Hepatitis C Infection. We are evaluating ACH-1095 for the treatment of chronic hepatitis C. In preclinical and clinical studies, NS4A antagonists demonstrate potent inhibition of the replication of HCV, by targeting a non-structural, or NS, viral protein called 4A. We believe these NS4A antagonists may offer several potential advantages compared to currently available treatments, including greater potency, a novel mechanism of action, and lack of cross resistance. We believe these compounds could be used in combination with the current standard of care, or with other therapies in development, to significantly improve treatment outcomes. Since November 2004, we have collaborated with Gilead under an exclusive license and collaboration agreement for the research, development and commercialization of compounds operating by this mechanism of action. In May 2009, Gilead indicated that it did not intend to initiate clinical development of ACH-1095. We believe that the compound should be advanced. Therefore, in September 2009, we entered into an amendment to our license and collaboration agreement with Gilead which allows us to continue to develop ACH-1095 independently and also provides that Gilead and Achillion will continue to advance additional compounds operating by the NS4A mechanism of action. We anticipate that we will file an IND for ACH-1095 in the fourth quarter of 2010.

•

ACH-2684, a High-Potency Protease Inhibitor for Chronic Hepatitis C Infection. We are evaluating ACH-2684 for the treatment of chronic HCV infection. In preclinical studies, ACH-2684 has demonstrated excellent potency in the low pico-molar range, as well as good pharmacokinetic and safety profiles. The potency and virology profiles of ACH-2684 demonstrate that it effectively suppresses a broad range of natural variants of the hepatitis C virus, and may be effective in the prevention and treatment of emerging resistant variants. This compound also retains potent activity against all HCV genotypes. The very high potency of ACH-2684 was achieved by designing the compound to optimize the way in which it binds with NS3 protease. In vitro, ACH-2684 can be used in combination with other HCV inhibitors, and is synergistic with NS5B nucleoside polymerase inhibitors. ACH-2684 is currently undergoing IND-enabling preclinical testing.

•

ACH-2928, a NS5A Inhibitor for Chronic Hepatitis C Infection. We are advancing ACH-2928 in IND-enabling preclinical studies. In early preclinical studies, ACH-2928 demonstrates excellent potency against HCV RNA replication, as well as good pharmacokinetic and safety profiles. The compound is highly active and retains potency against HCV genotypes 1a and 1b, as well as across other genotypes. We believe its high potency, in the picomolar range, and its favorable pharmacokinetic properties, strongly suggest once-daily dosing. Importantly, ACH-2928 is highly effective in combination with NS3 protease inhibitors, NS5B polymerase inhibitors, interferon and ribavirin.

•

ACH-702 for Drug Resistant Bacterial Infections. ACH-702 is a preclinical candidate with potency against a broad spectrum of bacterial pathogens including methicillin-resistant staphylococcus aureus, or MRSA. In a pre-IND consultation with the FDA, we determined that the compound is most suited for dermatologic and ophthalmic use and use in medical biofilms. Due to resource constraints, at this time, we do not anticipate moving into clinical development of ACH-702 for these indications and we do not expect to invest significantly in the future development of this compound without a collaboration partner or other external funding source. We continue our research on compounds similar to ACH-702 for systemic use against MRSA and were recently awarded an SBIR grant for the further study of the compounds for the treatment of drug resistant tuberculosis.

•

Elvucitabine for HIV Infection. Elvucitabine is an antiviral being developed for the treatment of HIV infection. We have evaluated elvucitabine in phase II clinical trials to further explore its safety and efficacy in HIV-infected patients up to 96-weeks of treatment and the open-label extension. We have licensed rights to develop and commercialize elvucitabine in China to GCA Therapeutics, Ltd (GCAT) and we will be eligible to receive development milestones and royalties on net sales in those territories. We retain development and marketing rights to elvucitabine in other territories, and we are currently seeking other collaboration arrangements for development and commercialization of elvucitabine in South Africa and South America. We do not plan to clinically advance elvucitabine independently.

All costs associated with internal research and development, and research and development services for which we have externally contracted, are expensed as incurred. The costs of obtaining patents for our candidates are expensed as incurred as indirect costs.

	Six Months Ended June 30,
	2010	2009
	(in thousands)
Clinical candidate direct external costs:
ACH-1625 (and related compounds)	$2,667	$2,388
ACH-1095 (and related NS4A antagonists)	244	162
ACH-2684	471	—
ACH-702	226	15
Elvucitabine	9	758

	3,617	3,323
Direct internal personnel costs	3,292	3,383

Sub-total direct costs	6,909	6,706
Indirect costs and overhead	1,929	2,500
Research and development tax credit	(65)	(70)

Total research and development	$8,773	$9,136

We are currently initiating a phase IIa clinical trial of ACH-1625, completing IND-enabling studies of ACH-2684 and continuing IND-enabling preclinical studies of ACH-2928.

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

We revised our joint research program with Gilead in the first quarter of 2009 at which time we extended the period over which our remaining obligations under the arrangement would be completed, thereby increasing our total estimated efforts under the collaboration. At the current time, we cannot accurately estimate our future obligations under the collaboration as we have not identified a new lead compound that will be developed jointly. Therefore, during the six months ended June 30, 2010 and 2009, we did not recognize any revenue from upfront, milestone and FTE fees previously received under the collaboration. We will determine if we are able to estimate our remaining total performance obligations when and if a new lead compound under the collaboration is identified.

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

We primarily grant qualified stock options for a fixed number of shares to employees with an exercise price equal to the market value of the shares at the date of grant. To the extent that the amount of the aggregate fair market value of qualified stock options that become exercisable for an individual exceeds $100,000 during any tax year, those stock options are treated as non qualified stock options. Under the fair value recognition provisions, stock-based compensation cost is based on the value of the portion of stock-based awards that is ultimately expected to vest. Stock-based compensation expense recognized during the six months ended June 30, 2009 includes compensation expense for stock-based awards granted prior to, but not yet vested as of December 31, 2005, as well as amounts related to the stock-based awards granted subsequent to December 31, 2005, based on the fair value on the grant date.

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

We do not have any unrecognized tax benefits as of June 30, 2010. We review all tax positions to ensure the tax treatment selected is sustainable based on its technical merits and that the position would be sustained if challenged.

Results of Operations

Results of operations may vary from period to period depending on numerous factors, including the timing of payments received under existing or future strategic alliances, joint ventures or financings, if any, the progress of our research and development projects, technological advances and determinations as to the commercial potential of proposed products.

Comparison of Three and Six Months Ended June 30, 2010 and 2009

Revenue. Revenue was $187,000 and $(7,000) for the three months ended June 30, 2010 and 2009, respectively, and $261,000 and $(300,000) for the six months ended June 30, 2010 and 2009, respectively. The increase in revenue in 2010 is due to lower external costs incurred by Gilead, under our collaboration, which are shared by us and recorded as a reduction in revenue, combined with the recognition of revenue related to our SBIR grant for the further study and characterization of our series of compounds related to ACH-702. During the three and six months ended June 30, 2009, external costs incurred by Gilead exceeded external costs incurred by us, resulting in a net payable from us to Gilead and negative revenue for the period.

Because we are currently unable to estimate our future performance obligations under our collaboration with Gilead, we have ceased recognizing revenue related to upfront, milestone and FTE payments previously received until we can reasonably estimate our total future performance obligations under the collaboration. We will determine if we are able to estimate our remaining future performance obligations when and if a new lead candidate under the collaboration is identified. Under the proportionate performance method, periodic revenue related to upfront license and milestone payments is recognized as the percentage of actual effort expended in that period to total effort expected for all of our performance obligations under the arrangement. Additionally, under the collaboration arrangement, external costs are shared equally by both parties and payments we make to Gilead are recognized as a reduction of revenue. Revenue for the three and six months ended June 30, 2010 and 2009 is comprised as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Change	2010	2009	Change
	(in thousands)			(in thousands)
Gilead collaboration revenue	$43	$(7)	50	$117	$(300)	$417
Grant revenue	144	—	144	144	—	144

Total revenue	$187	$(7)	194	$261	$(300)	$561

Through the completion of our performance obligations under the collaboration with Gilead, we expect to recognize additional revenue of approximately $2.5 million. It is possible that we will recognize negative revenue in future quarters based upon the timing of our performance under the collaboration and on the timing and magnitude of external costs borne by Gilead.

Research and Development Expenses. Research and development expenses were $4.8 million and $4.4 million for the three months ended June 30, 2010 and 2009, respectively, and $8.8 million and $9.1 million for the six months ended June 30, 2010 and 2009, respectively. The increase for the three months ended June 30, 2010 was primarily due to increased expenses related to clinical testing of ACH-1625 and ACH-2684 preclinical studies, offset by decreased clinical trial costs related to elvucitabine. The decrease for the six months ended June 30, 2010 was primarily due to decreased facilities costs related to our reduction of leased laboratory and office space combined with lower intellectual property costs and lower costs resulting from our July 2009 reduction in workforce. We expect research and development expenses to increase during the remainder of the year as we continue clinical testing of ACH-1625, complete the necessary CMC activities for ACH-1095, complete IND-enabling preclinical testing for ACH-2684 and continue IND-enabling preclinical testing for ACH-2928. Research and development expenses for the three and six months ended June 30, 2010 and 2009 are comprised as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Change	2010	2009	Change
Personnel costs	$1,410	$1,440	$(30)	$2,912	$3,005	$(93)
Stock based compensation	188	190	(2)	378	378	—
Outsourced research and supplies	2,320	1,764	556	3,615	3,577	38
Professional and consulting fees	339	327	12	709	801	(92)
Facilities costs	517	663	(146)	1,117	1,361	(244)
Travel and other costs	75	45	30	107	84	23
Research and development tax credit	(35)	(30)	(5)	(65)	(70)	5

Total	$4,814	$4,399	$415	$8,773	$9,136	$(363)

We reclassified certain prior period amounts to conform to the current year’s presentation. State research and development credit carryforwards that were exchanged for cash of $30,000 and $70,000 were reclassified from income tax benefit to a reduction of research and development expenditures for the three months and six months ended June 30, 2009, respectively.

General and Administrative Expenses. General and administrative expenses were $1.7 million and $1.6 million for the three months ended March 31, 2010 and 2009, respectively, and $3.4 million and $3.2 million for the six months ended June 30, 2010 and 2009, respectively. The increase for the three months ended was primarily due to increased personnel and travel costs related to the addition of business development personnel. The increase for the six months ended June 30, 2010 was primarily due to increased personnel and travel costs related to the addition of business development personnel combined with increased corporate fees, offset primarily by decreased facilities costs related to our reduction of leased laboratory and office space and professional fees. We expect that general and administrative expenses will be consistent for the remainder of the year. General and administrative expenses for the three and six months ended June 30, 2010 and 2009 are comprised as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Change	2010	2009	Change
Personnel costs	$596	$538	$58	$1,240	$1,090	$150
Stock based compensation	279	300	(21)	560	598	(38)
Professional and consulting fees	356	359	(3)	654	693	(39)
Facilities costs	282	295	(13)	519	573	(54)
Travel and other costs	177	106	71	384	247	137

Total	$1,690	$1,598	$92	$3,357	$3,201	$156

Other Income (Expense). Interest income was $15,000 and $57,000 for the three months ended June 30, 2010 and 2009, respectively. The decrease was primarily due to decreased average cash balances. Interest expense was $82,000 and $144,000 for the three months ended June 30, 2010 and 2009, respectively. The decrease was primarily due to lower average debt facility balances outstanding in 2010.

Interest income was $25,000 and $149,000 for the six months ended June 30, 2010 and 2009, respectively. The decrease was primarily due to decreased average cash balances. Interest expense was $176,000 and $327,000 for the six months ended June 30, 2010 and 2009, respectively. The decrease was primarily due to lower average debt facility balances outstanding in 2010.

Liquidity and Capital Resources

Since our inception in August 1998, we have financed our operations primarily through the issuance of stock and borrowings under debt facilities, as well as through receipts from our collaboration with Gilead. Through June 30, 2010, we have received approximately $214.9 million in aggregate net proceeds from stock issuances, including convertible preferred stock, our initial public offering, our 2008 private placement and our 2010 public offering, $19.2 million from Gilead under our collaboration agreement and approximately $22.1 million under debt facilities. As of June 30, 2010, amounts remain outstanding under the following debt facilities:

Lender	Date	Interest Rate (per annum)	Principal Amount	Maturity Date
Connecticut Innovations, Inc.	November 2000	7.50%	$1,400,000	September 2010
Webster Bank	May 2003	6.72 - 9.27%	1,386,883	June 2006-Dec 2010
Oxford Finance Corporation	June 2007	11.58%	400,000	July 2010
General Electric Capital Corporation	June 2007	11.58%	400,000	July 2010
Oxford Finance Corporation	February 2008	9.97%	2,500,000	March 2011
General Electric Capital Corporation	February 2008	9.97%	2,500,000	March 2011

The amounts reflected above represent original maturities under our debt agreements. As of June 30, 2010, our debt balance was $2.2 million with a weighted average interest rate of 9.26%.

We had $19.5 million and $9.7 million in cash, cash equivalents and marketable securities as of June 30, 2010 and December 31, 2009, respectively. We regularly review our investments and monitor the financial markets. The recent distress in the financial markets has not had a significant impact on our financial position. As of June 30, 2010, our cash, cash equivalents and marketable securities included high-quality financial instruments, primarily money market funds, government sponsored bond obligations and government-backed and certain other corporate debt securities which we believe are subject to limited credit risk.

Cash used in operating activities was $11.5 million for the six months ended June 30, 2010 and was primarily attributable to our $12.0 million net loss combined with an increase in prepaid expense and a decrease in accrued expenses, offset primarily by non-cash charges related to depreciation, amortization and non-cash stock-based compensation. Cash used in operating activities was $12.7 million for the six months ended June 30, 2009 and was primarily attributable to our $12.8 million net loss and a decrease in accounts payable and accrued expenses, offset primarily by non-cash charges related to depreciation, amortization and non-cash stock based compensation.

Cash used in investing activities was $5.5 million for the six months ended June 30, 2010 and was primarily attributable to the purchase of marketable securities. Cash provided by investing activities was $12.9 million for the six months ended June 30, 2009 and was primarily attributable to the maturities of marketable securities partially offset by purchases of marketable securities.

Cash provided by financing activities was $21.5 million for the six months ended June 30, 2010 and was primarily attributable to $22.6 million in net proceeds from the sale of 11,816,250 shares of common stock in January and February 2010, offset by repayments of debt. Cash used in financing activities was $1.9 million for the six months ended June 30, 2009 and was primarily attributable to repayments of debt.

We expect to incur continuing and increasing losses from operations for at least the next several years as we seek to:

•	continue clinical testing of ACH-1625;

•

finalize the clinical development plan for ACH-1095 and complete the necessary chemistry, manufacturing and control (“CMC”) activities in order to file an investigational new drug (“IND”) application for this compound;

•	complete IND-enabling preclinical testing of ACH-2684 and ACH-2928; and

•	identify and progress additional drug candidates.

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

We believe that our existing cash and cash equivalents, as potentially augmented by the SEDA or additional financing activities, will be sufficient to meet our projected operating requirements through at least June 30, 2011. However, our funding resources and requirements may change and will depend upon numerous factors, including but not limited to:

•	the costs involved in the clinical development, manufacturing and formulation of ACH-1625;

•	the costs associated with IND preparation, including the required CMC work, related to ACH-1095;

•	the costs associated with the preclinical development and manufacturing of ACH-2684 and ACH-2928;

•	the partnership opportunities for ACH-702 that we may pursue;

•	our ability to enter into corporate collaborations and the terms and success of these collaborations;

•	the costs involved in obtaining regulatory approvals for our drug candidates;

•	the scope, prioritization and number of programs we pursue;

•	the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent and other intellectual property claims;

•	our ability to raise incremental debt or equity capital, including any changes in the credit market that may impact our ability to obtain capital in the future;

•	our acquisition and development of new technologies and drug candidates; and

•	competing technological and market developments currently unknown to us.

In January 2010, we issued 10,275,000 shares of our common stock in an underwritten public offering. In February 2010, we issued an additional 1,541,250 shares of common stock in connection with the underwriter’s exercise of an over-allotment option. We received net proceeds of $22.6 million from these share issuances.

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

Recently Issued Accounting Standards

In October 2009, an update was made to ASC 605, Revenue Recognition, which provides accounting principles and application guidance on how revenue arrangements with multiple deliverables should be separated and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services for separate revenue recognition. Allocation of consideration is now based on management’s estimate of the selling price for an undelivered item where there is no other means to determine the fair value of that undelivered item. This update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption of this update is permitted; however, we will be required to apply the provisions of the amendment retrospectively to the beginning of our fiscal year. We are currently evaluating the potential impact of this standard on our financial position and results of operations.

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

In April 2010, the FASB issued Accounting Standard Update No. 2010-17, Milestone Method of Revenue Recognition, which provides guidance on applying the milestone method to milestone payments for achieving specified performance measures when those payments are related to uncertain future events. However, the FASB clarified that, even if the requirements in this ASU are met, entities would not be precluded from making an accounting policy election to apply another appropriate accounting policy that results in the deferral of some portion of the arrangement consideration. The ASU is effective for periods beginning on or after June 15, 2010. Early application was permitted. Entities can apply this guidance retrospectively as well as prospectively to milestones achieved after adoption. There was no impact to our financial statements upon adoption.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a–15(d) and 15d–15(d) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business

We depend on the success of our HCV drug candidates, which are still under development.

We have invested a significant portion of our efforts and financial resources in the development of our HCV candidates, ACH-1625, ACH-1095, ACH-2684 and ACH-2928, for the treatment of chronic hepatitis C infection. Our ability to generate revenues will depend heavily on the successful development and commercialization of these drug candidates. The development and commercial success of these drug candidates will depend on several factors, including the following:

•	our ability to provide acceptable evidence of the safety and efficacy of these drug candidates in current and future clinical trials;

•	our ability to develop drug formulations that will deliver the appropriate drug exposures in longer term clinical trials;

•	receipt of marketing approvals from the FDA and similar foreign regulatory authorities;

•	establishing commercial manufacturing arrangements with third-party manufacturers;

•	launching commercial sales of the drugs, whether alone or in collaboration with others;

•	acceptance of the drug in the medical community and with third-party payors; and

•	our ability to identify, enter into and maintain collaboration agreements with appropriate strategic partners for our compounds.

We are initiating a phase IIa clinical trial for ACH-1625, are completing preclinical studies of ACH-2684 and are continuing preclinical studies of ACH-2928. Positive results from clinical trials or in preclinical studies of a drug candidate may not be predictive of similar results in human clinical trials, and promising results from early clinical trials of a drug candidate may not be replicated in later clinical trials. Our most advanced HCV compound, ACH-1625, has been tested in human clinical trials for periods no longer than five days. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in early-stage development. Accordingly, the results from the preclinical studies of ACH-1625, ACH-2684 or ACH-2928 or the completed clinical trials for ACH-1625 may not be predictive of the results we may obtain in later stage trials.

We anticipate that we will file an IND for ACH-1625 in the third quarter of 2010 and for ACH-1095 in the fourth quarter of 2010. To date, clinical trials of ACH-1625 have been conducted in Europe under a clinical trial application, or CTA, approved by the health authorities of Belgium and Muldova. There can be no assurance that we will gain FDA approval of the IND applications for these compounds, and if we are not able to advance these compounds, our business may be significantly harmed. Even if we obtain FDA approval of the IND applications, the clinical development timelines and costs may be greater than anticipated. Further, there can be no assurance that planned long term toxicology studies in animals will indicate a safety and tolerability profile appropriate for continued dosing in human subjects.

We do not expect any of our drug candidates to be commercially available for at least several years, if at all.

We have a limited operating history and have incurred a cumulative loss since inception. If we do not generate significant revenues, we will not be profitable.

We have incurred significant losses since our inception in August 1998. As of June 30, 2010, our accumulated deficit was approximately $218 million. We have not generated any revenue from the sale of drug candidates to date. We expect that our annual operating losses will increase over the next several years as we expand our research, development and commercialization efforts.

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

We believe that our existing cash and cash equivalents, as potentially augmented by the SEDA or other financing activities, will be sufficient to support our current operating plan through at least June 30, 2011. Our operating plan may change as a result of many factors, including:

•	the costs involved in the clinical development, manufacturing and formulation of ACH-1625;

•	the costs associated with IND preparation, including the required CMC work, related to ACH-1095;

•	the costs associated with the preclinical development and manufacturing of ACH-2684 and ACH-2928;

•	the partnership opportunities we may pursue for ACH-702;

•	our ability to enter into corporate collaborations and the terms and success of these collaborations;

•	the costs involved in obtaining regulatory approvals for our drug candidates;

•	the scope, prioritization and number of programs we pursue;

•	the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent and other intellectual property claims;

•	our ability to raise incremental debt or equity capital, including any changes in the credit market that may impact our ability to obtain capital in the future;

•	our acquisition and development of new technologies and drug candidates; and

•	competing technological and market developments currently unknown to us.

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

We are engaged in segments of the pharmaceutical industry that are highly competitive and rapidly changing. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations are pursuing the development of novel drugs that target infectious diseases. We face, and expect to continue to face, intense and increasing competition as new products enter the market and advanced technologies become available. In addition to currently approved drugs, there are a significant number of drugs that are currently under development and may become available in the future for the treatment of chronic hepatitis C, serious hospital-based bacterial infections and HIV infection. We would expect ACH-1625, ACH-1095, ACH-2684, ACH-2928, ACH-702 and elvucitabine to compete with the following approved drugs and drug candidates currently under development:

•

If approved, our protease inhibitors, ACH-1625 and ACH-2684, our NS4A antagonist, ACH-1095, and our NS5A inhibitor, ACH-2928, would compete with drugs currently approved for the treatment of hepatitis C, the interferon-alpha-based products from Roche (Pegasys and Roferon-A) or Schering- Plough (Intron-A or Peg-Intron) and the ribavirin based products from Schering-Plough (Rebetrol), Roche (Copegus) or generic versions sold by various companies. In addition, our HCV compounds may compete with the interferon and ribavirin-based drugs currently in development such as Valeant’s ribavirin analog (Viramidine) and Human Genome Sciences’ Albuferon. Other products in multiple classes including protease inhibitors, polymerase inhibitors (nucleoside and non-nucleoside), NS5A inhibitors, toll-like receptors and cyclophilin inhibitors are also under development for the treatment of hepatitis C by companies such as Abbott, Anadys, Astra-Zeneca, Avila Therapeutics, Boehringer Ingelheim, Bristol-Myers Squibb, Enanta, Gilead, GlaxoSmithKline, Human Genome Sciences, Idenix, Intermune, Johnson & Johnson, Presidio, Medivir, Merck, Novartis, Pfizer, Pharmasset, Roche, Valeant and Vertex.

•

ACH-702, if developed and approved, would compete with drugs currently marketed for the treatment of tuberculosis infections including first-line drugs: Nydrazid (isoniazid) by Sandoz Pharmaceuticals, Rifadin (rifampin) by Sanofi-Aventis, Myambutol (ethambutol) by X-Gen Pharmaceuticals and Pyrazinamide (pyrazinamide) by Effcon Laboratories or second-line drugs: Avelox (moxifloxacin) by Bayer, Amikacin (amikacin) by Teva Pharmaceuticals, Kantrex (kanamycin) by Bristol-Myers Squibb, Capastat (capreomycin) by Eli Lilly, Cipro (ciprofloxacin) by Bayer, Trecator (ethionamide) by Wyeth, Seromycin (cycloserine) by Eli Lilly, and PASER (p-aminosalicylic acid) by Jacobus Pharmaceuticals. In addition, ACH-702 may compete with other drugs currently under development for the treatment of tuberculosis infections including: PA-824 by Chiron/Novartis and TMC207 by Tibotec Pharmaceuticals. In addition, ACH-702 may compete with other drugs currently marketed or under development for the treatment of topical skin infections including Altabax by GlaxoSmithKline and XOMA-629 by Xoma Therapeutics Ltd. and may compete with drugs for serious ophthalmic infections including: Besivance by Bausch and Lomb, Vigamox by Alcon Pharmaceuticals and Zymar by Allergan. We may also compete with the following companies that have a strategic interest in the discovery, development and marketing of drugs for the treatment of bacterial infections: Abbott, Astra-Zeneca, Aventis, Bristol-Myers Squibb, Cubist, Eli Lilly, GlaxoSmithKline, Merck, Novartis, Pfizer, Roche and Wyeth.

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

•

our preclinical tests or clinical trials for our drug candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional preclinical testing or clinical trials, or we may abandon projects that we expect to be promising;

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

In December 2009, we requested a consultation with the FDA to discuss the most appropriate clinical development path for ACH-1095. In February 2010, we received a response from the FDA. On the basis of that response, we will respond to the FDA’s comments, incorporate FDA guidance into the clinical protocol, and address certain manufacturing and formulation issues that need to be completed in the final IND. We anticipate that we will file an IND for ACH-1095 in the fourth quarter of 2010. There can be no assurance that we will gain the agency’s approval of the IND application for ACH-1095, and if we are not able to advance ACH-1095, our business may be significantly harmed. Even if we are successful in gaining FDA approval of our IND application for ACH-1095 and advance to human clinical trials, the clinical development timelines and costs may be greater than anticipated. Further, there can be no assurance that planned long term toxicology studies in animals will indicate a safety and tolerability profile appropriate for continued dosing in human subjects. We do not expect any of our drug candidates to be commercially available for several years.

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

As of August 1, 2010, our directors, executive officers and current holders of more than 5% of our outstanding common stock, together with their affiliates and related persons, beneficially own, in the aggregate, approximately 73% of our outstanding common stock. As a result, these stockholders, if acting together, have the ability to determine the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets and other extraordinary transactions. The interests of this group of stockholders may not always coincide with our corporate interests or the interest of other stockholders, and they may act in a manner with which you may not agree or that may not be in the best interests of other stockholders. This concentration of ownership may have the effect of:

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

The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future. During the period from January 1, 2007 to June 30, 2010 our closing stock price has ranged from a low of $0.68 to a high of $19.61. Market prices for securities of early stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the results of our planned clinical trials of ACH-1625;

•	the timing of our IND preparation, including the required CMC work, related to ACH-1095;

•	the results of our preclinical development and manufacturing of ACH-2684 and ACH-2928;

•	the entry into, modification of, or termination of key agreements, or any new collaboration agreement we may enter;

•	the results of regulatory reviews relating to the approval of our drug candidates;

•	the initiation of, material developments in, or conclusion of litigation to enforce or defend any of our intellectual property rights;

•	failure of any of our drug candidates, if approved, to achieve commercial success;

•	general and industry-specific economic conditions that may affect our research and development expenditures;

•	the results of clinical trials conducted by others on drugs that would compete with our drug candidates;

•	the failure or discontinuation of any of our research programs;

•	issues in manufacturing our drug candidates or any approved products;

•	the introduction of technological innovations or new commercial products by us or our competitors;

•	changes in estimates or recommendations by securities analysts who cover our common stock;

•	future sales of our common stock;

•	changes in the structure of health care payment systems;

•	period-to-period fluctuations in our financial results; and

•	low trading volume of our common stock.

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

We have entered into a collaboration arrangement with Gilead for the development and commercialization of certain of our HCV compounds involving NS4A antagonism. We have entered into a license agreement with GCAT for elvucitabine for the treatment of both HBV and HIV infection in mainland China, Hong Kong, and Taiwan. We may enter into additional collaborative arrangements in the future. We are continuing partnering efforts for elvucitabine with regional companies and institutions, including those in South America, South Africa and elsewhere. We do not plan to clinically advance elvucitabine or ACH-702 independently. We also may enter into alliances with major biotechnology or pharmaceutical companies to jointly develop other specific drug candidates and to jointly commercialize them if they are approved. In such alliances, we would expect our biotechnology or pharmaceutical collaborators to provide substantial funding, as well as significant capabilities in clinical development, regulatory affairs, marketing and sales. We may not be successful in entering into any such alliances on favorable terms, if at all. Even if we do succeed in securing such alliances, we may not be able to maintain them if, for example, development or approval of a drug candidate is delayed or sales of an approved drug are disappointing. Furthermore, any delay in entering into collaboration agreements could delay the development and commercialization of our drug candidates and reduce their competitiveness even if they reach the market. Any such delay related to our collaborations could adversely affect our business.

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

In addition, a collaborator may decide to pursue a competitive drug candidate developed outside of the collaboration. In particular, Gilead is currently developing other products for the treatment of chronic hepatitis C, and the results of its development efforts could affect its commitment to our drug candidates, including Gilead’s desire to rejoin us in the future development of ACH-1095. If a collaboration partner fails to develop or effectively commercialize drug candidates or drugs for any of these reasons, we may not be able to replace the collaboration partner with another partner to develop and commercialize a drug candidate or drugs under the terms of the collaboration. We may also be unable to obtain, on terms acceptable to us, a license from such collaboration partner to any of its intellectual property that may be necessary or useful for us to continue to develop and commercialize a drug candidate.

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

Even if ACH-1625, ACH-1095, ACH-2684, ACH-2928, ACH-702, elvucitabine or any other drug candidates we may develop or acquire in the future obtain regulatory approval, they may not gain market acceptance among physicians, health care payors, patients and the medical community. Factors that we believe could materially affect market acceptance of our product candidates include:

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

The development of directly acting antivirals (DAAs) to treat HCV, and the potential changes in market dynamics that may result from their introduction for HCV therapy, may present additional risks beyond those inherent in drug development.

We are developing four DAA compounds, in three distinct classes, for treatment of chronic HCV infection. Other companies are also developing DAAs in these classes, as well as other classes. The current standard of care for HCV infection includes immunomodulatory therapy with pegylated interferon and ribavirin. No DAAs are currently approved for treatment of chronic HCV infection.

The development plans for our compounds include treatment regimens with our inhibitors in combination with the current standard of care (pegylated interferon and ribavirin), our inhibitors with the current standard of care plus another DAA, or our inhibitors with one or more DAAs without concomitant interferon or ribavirin therapy. These development programs carry all the risks inherent in drug development activities, including the risk that they will fail to show efficacy or acceptable safety. In addition, these development programs may also be subject to additional regulatory, commercial and manufacturing risks that may be additional to the risks inherent in drug development activities.

Regulatory guidelines for approval of DAA drugs for the treatment of chronic HCV infection are evolving in the United States, Europe, and other countries. We anticipate that regulatory guidelines and regulatory agency responses to our and our competitors’ development programs will continue to change, resulting in the risk that our activities may not meet unanticipated new standards or requirements, which could lead to delay, additional expense, or potential failure of development activities.

Furthermore, even if we or our competitors successfully develop DAAs whose use improves the current standard of care, current HCV-treating physicians, HCV patients, healthcare payers, and others may not readily accept or pay for such improvements or new treatments.

In addition, because development of DAAs is an emerging field, the delay or failure of a competitor attempting to develop therapeutics that could have been combined with our product candidates or that are perceived to be similar to our product candidates could have a significant adverse effect on the commercial or regulatory environment for our product candidates or on the price of our stock. Other companies developing DAAs have more advanced development programs than we do. Their success or failure to successfully conclude clinical development and obtain marketing approval could have a material adverse affect on our development and commercialization plans and activities.

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

ACHILLION PHARMACEUTICALS, INC.

Date: August 13, 2010	/S/ MICHAEL D. KISHBAUCH
President and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2010	/S/ MARY KAY FENTON
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.