Form 10-Q
period 2010-09-30
ACHILLION PHARMACEUTICALS INC
filed 2010-10-27
CIK 1070336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of October 25, 2010, the registrant had 58,349,678 shares of Common Stock, $0.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Achillion Pharmaceuticals, Inc.

Balance Sheets

(in thousands, except per share data)

(Unaudited)

	September 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$27,684	$9,712
Marketable securities	34,473	—
Accounts receivable	91	65
Prepaid expenses and other current assets	1,922	768

Total current assets	64,170	10,545
Fixed assets, net	519	876
Deferred financing costs	127	149
Restricted cash	152	100

Total assets	$64,968	$11,670

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,691	$2,277
Accrued expenses	2,305	2,598
Current portion of long-term debt	1,641	2,867

Total current liabilities	6,637	7,742
Deferred revenue	2,489	2,489
Long term debt	—	417

Total liabilities	9,126	10,648

Commitments and contingencies
Stockholders’ Equity:
Common Stock, $.001 par value; 100,000 shares authorized: 58,323 and 26,706 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	58	27
Additional paid-in capital	280,942	206,908
Accumulated deficit	(225,150)	(205,913)
Accumulated other comprehensive income	(8)	—

Total stockholders’ equity	55,842	1,022

Total liabilities and stockholders’ equity	$64,968	$11,670

The accompanying notes are an integral part of these (unaudited) financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue	$170	$(54)	$431	$(355)

Operating expenses
Research and development	5,657	4,443	14,431	13,578
General and administrative	1,690	1,459	5,047	4,660
Restructuring charges	—	332	—	332

Total operating expenses	7,347	6,234	19,478	18,570

Loss from operations	(7,177)	(6,288)	(19,047)	(18,925)
Other income (expense)
Interest income	27	21	53	170
Interest expense	(67)	(124)	(243)	(451)

Net loss	(7,217)	(6,391)	(19,237)	(19,206)

Basic and diluted net loss per share (Note 5)	$(0.15)	$(0.24)	$(0.47)	$(0.73)

Weighted average shares used in computing basic and diluted net loss per share	47,576	26,655	40,608	26,492

The accompanying notes are an integral part of these (unaudited) financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities
Net loss	$(19,237)	$(19,206)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	539	611
Noncash stock-based compensation	1,459	1,455
Noncash interest expense	39	58
Loss on disposal of equipment	6	—
Amortization of premium on marketable securities	169	121
Changes in operating assets and liabilities:
Accounts receivable	(26)	—
Prepaid expenses and other current assets	(1,218)	614
Accounts payable	414	(633)
Accrued expenses	(293)	(328)

Net cash used in operating activities	(18,148)	(17,308)

Cash flows from investing activities
Purchases of fixed assets	(154)	(42)
Purchases of available for sale marketable securities	(39,700)	(7,339)
Proceeds from maturities of marketable securities	5,050	25,496
Release of restriction on cash	—	53

Net cash (used in) provided by investing activities	(34,804)	18,168

Cash flows from financing activities
Proceeds from exercise of stock options	—	3
Proceeds from sale of common stock, net of issuance costs	72,556	—
Proceeds from sale of common stock under the Employee Stock Purchase Plan	50	55
Repayments of debt	(1,682)	(2,480)
Payment of equity issuance costs	—	(111)

Net cash provided by (used in) financing activities	70,924	(2,533)

Net increase (decrease) in cash and cash equivalents	17,972	(1,673)
Cash and cash equivalents, beginning of period	9,712	11,060

Cash and cash equivalents, end of period	$27,684	$9,387

Supplemental disclosure of cash flow information
Cash paid for interest	$184	$378
Cash received from tax credits	—	$161
Supplemental disclosure of noncash financing activities
Issuance of common stock for Standby Equity Distribution Agreement commitment fee	—	$300

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

The Company incurred losses of $211,288 from inception through September 30, 2010 and had an accumulated deficit of $225,150 at September 30, 2010, which includes preferred stock dividends recognized until the Company’s initial public offering in 2006. The Company has funded its operations primarily through the sale of equity securities, borrowings from debt facilities and the receipt of milestone and cost-sharing receipts from its collaboration partner, Gilead Sciences, Inc. (“Gilead”).

The Company believes that its existing cash, cash equivalents and marketable securities will be sufficient to support its current operating plan through at least September 30, 2011. However, the Company’s operating plan may change as a result of many factors, including:

•	the costs involved in the clinical development, manufacturing and formulation of ACH-1625;

•	the costs associated with the required chemical manufacturing and control (“CMC”) work related to ACH-1095;

•	the costs associated with the preclinical development, IND application preparation, manufacturing and clinical development of ACH-2684 and ACH-2928;

•	the partnership opportunities for elvucitabine or ACH-702 that the Company may pursue;

•	the Company’s ability to enter into corporate collaborations and the terms and success of these collaborations; and

•	the Company’s ability to raise incremental debt or equity capital, including any changes in the credit market that may impact its ability to obtain capital in the future.

In August 2010, the Company issued 19,775 shares of its common stock and warrants to purchase 6,921 shares of common stock in a private placement to institutional and other accredited investors. The Company received net proceeds of $49,928 (see
Note 4).

In January 2010, the Company issued 10,275 shares of its common stock in an underwritten public offering. In February 2010, the Company issued an additional 1,541 shares of common stock in connection with the underwriter’s exercise of an over-allotment option. The Company received net proceeds of $22,628.

Certain prior period amounts have been reclassified to conform to the current year’s presentation. State research and development credit carryforwards that were exchanged for cash of $36 and $106 were reclassified from income tax benefit to a reduction of research and development expenditures for the three and nine months ended September 30, 2009, respectively.

2. Accounting Standards Updates

In October 2009, an update was made to ASC 605, Revenue Recognition, which provides accounting principles and application guidance on how revenue arrangements with multiple deliverables should be separated and the consideration allocated. Assuming other criteria are met, this guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition. Allocation of consideration is now based on management’s estimate of the selling price for an undelivered item where there is no other means to determine the fair value of that undelivered item. This update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption of this update is permitted; however, the Company will be required to apply the provisions of the amendment retrospectively to the beginning of its fiscal year. The Company is currently evaluating the potential impact of this standard on its financial position and results of operations.

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

3. Basis of Presentation

The accompanying unaudited financial statements of the Company should be read in conjunction with the audited financial statements and notes as of and for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K which was filed with the SEC on March 11, 2010. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information, in accordance with the instructions to Form 10-Q and the guidance in Article 10 of Regulation S-X. Accordingly, since they are interim financial statements, the accompanying unaudited financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. The accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

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

4. Financing Activities

Private Placement

On August 18, 2010, the Company issued 19,775 shares of the Company’s common stock at a price of $2.49 per share, as well as warrants to purchase 0.35 shares of common stock for each share issued (the “Common Warrants”) of common stock underlying each Common Warrant in a private placement to institutional and other accredited investors (the “Private Placement”). The Common Warrants, which represent the right to acquire an aggregate of 6,921 shares of common stock, expire on August 20, 2024, and are exercisable at a price of $3.1125. The warrants allow for a net share settlement. The Private Placement resulted in net proceeds to the Company of $49,928. The Company intends to use the net proceeds for general corporate purposes, research and development expenses, including clinical trial costs, general and administrative expenses and products and technologies that complement its business. The Company has invested the net proceeds in investment-grade, interest bearing securities. The fees associated with issuing the shares in the private placement are estimated to be approximately $177 and were recorded as a reduction of additional paid-in capital.

The Common Warrants issued in the Private Placement meet the conditions necessary for equity classification pursuant to ASC 815, Derivatives and Hedging.

No investor is permitted to exercise a Common Warrant, or part thereof, if, upon such exercise, the number of shares of common stock beneficially owned by the investor would exceed 19.99% of the number of shares of common stock then issued and outstanding, unless and until such limitation is no longer required by applicable NASDAQ Marketplace Rules.

Pursuant to the Company’s obligations, on September 17, 2010, the Company filed a registration statement with the Securities and Exchange Commission covering the resale of the 19,775 shares of common stock issued in the Private Placement and the 6,921 shares of common stock issuable upon the exercise of the Common Warrants. This registration statement was declared effective by the Securities and Exchange Commission on September 30, 2010.

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

Standby Equity Distribution Agreement (“SEDA”)

On July 1, 2009, the Company entered into a SEDA with YA Global pursuant to which the Company may, at its sole and exclusive option, periodically sell to YA Global shares of its common stock, $0.001 par value per share, for total proceeds of up to $15,000. Each advance under the SEDA shall not exceed the greater of $300 or the average daily trading volume of the Company’s common stock for the five consecutive trading days prior to the notice date. Advance notices may be given to YA Global once every five trading days. For each share of common stock purchased pursuant to an advance under the SEDA, YA Global will pay to the Company ninety-five percent of the lowest volume-weighted average price of the common stock on the NASDAQ Global Market during the five consecutive trading days following delivery by the Company of an advance notice. Additionally, in no event shall the number of shares of common stock issued under the SEDA cause YA Global to own more than 9.99% of the Company’s common stock as of July 1, 2009 (5,292 shares), unless the Company obtains stockholder approval or obtains a written opinion from counsel that such approval is not required. The Company is not obligated to utilize any of the $15,000 available under the SEDA and there are no minimum commitments or minimum use penalties. The Company issued YA Global 191 shares of its common stock as a commitment fee in connection with the transaction and also paid a due diligence and structuring fee of $25. These shares of common stock, as well as any additional shares of common stock the Company may issue pursuant to the SEDA in the future, have been registered on a registration statement that was declared effective on September 21, 2009. The SEDA has two year term and may be terminated by the Company at any time. The Company capitalized $105 of issuance costs related to the SEDA. As of September 30, 2010, there were no advances under the SEDA.

5. Earnings (Loss) Per Share (“EPS”)

Basic EPS is calculated by dividing net income or loss attributable to common stockholders by the weighted average common stock outstanding. Diluted EPS is calculated by adjusting weighted average common shares outstanding for the dilutive effect of common stock options and warrants. In periods in which a net loss is recorded, no effect is given to potentially dilutive securities, since the effect would be antidilutive. Securities that could potentially dilute basic EPS in the future were not included in the computation of diluted EPS because to do so would have been antidilutive. Potentially dilutive securities were as follows for the three and nine months ended September 30, 2010 and 2009 (prior to consideration of the treasury stock method):

	Three and Nine Months Ended September 30,
	2010	2009
Options	3,320	2,667
Warrants	9,706	2,933

Total potentially dilutive securities outstanding	13,026	5,600

In August 2010, the Company issued 6,921 common stock warrants in connection with its Private Placement (see Note 4).

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

The up-front payment of $10,000, received in 2004, was first allocated to the fair value of the Series C-1, in which each share of the Series C-1 was determined to be worth $0.88 per share, or approximately $2,000 in aggregate. The remaining $8,000 balance of the $10,000 is being accounted for as a non-refundable up-front license fee. Due to certain provisions contained within the Gilead Arrangement relating to services to be performed on both the primary and back-up compounds, as defined in the Gilead Arrangement, the non-refundable up-front license fee of $8,000, as well as a $2,000 milestone achieved during the period prior to achievement of proof-of-concept (the “Research Period”), are being accounted for under the proportionate performance model. Future milestones, if any, will occur after the Research Period, are not accounted for under the proportionate performance model and will be recognized when the milestone is achieved as the Company has no further research or development obligations after the Research Period.

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

Achillion Pharmaceuticals, Inc.

Notes to Financial Statements—(Continued)

(in thousands, except per share amounts)

(Unaudited)

In the first quarter of 2009, the Company and Gilead revised their joint research program to increase total estimated efforts under the collaboration and extended the estimated period over which the Company’s remaining obligations under the arrangement would be completed. At this time, the Company cannot accurately estimate its future obligations under the collaboration as it has not identified a new lead compound that will be developed jointly. Therefore, during the nine months ended September 30, 2010 and 2009, the Company did not recognize revenue from upfront, milestone and full-time equivalent, or “FTE” fees previously received under the collaboration. The Company will determine its remaining obligations if and when a new lead compound is identified.

During the three months ended September 30, 2010 and 2009, the Company recognized revenue of $45 and $(54), respectively, under the Gilead Arrangement, all of which related to external costs billed by the Company to Gilead, net of Gilead billings to the Company of $0 and $95 for the three months ended September 30, 2010 and 2009, respectively. Payments to Gilead under this collaboration are recognized as a reduction in revenue. Recognition of external costs incurred by Gilead exceeded amounts recognized under the proportionate performance model, resulting in negative revenue for the three months ended September 30, 2009.

During the nine months ended September 30, 2010 and 2009, the Company recognized revenue of $162 and $(355), respectively, under the Gilead Arrangement, all of which related to external costs billed by the Company to Gilead, net of Gilead billings to the Company of $0 and $523 for the nine months ended September 30, 2010 and 2009, respectively. Payments to Gilead under this collaboration are recognized as a reduction in revenue. Recognition of external costs incurred by Gilead exceeded amounts recognized under the proportionate performance model, resulting in negative revenue for the nine months ended September 30, 2009.

Included in the accompanying balance sheets as of September 30, 2010 and December 31, 2009 are $45 and $61 respectively, of accounts receivable resulting from this collaboration agreement and $2,489 and $2,489, respectively, of deferred revenue resulting from the up-front fee, a milestone payment, and FTE costs.

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

Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; or

Achillion Pharmaceuticals, Inc.

Notes to Financial Statements—(Continued)

(in thousands, except per share amounts)

(Unaudited)

Level 3: Unobservable inputs.

The fair value of the Company’s marketable securities of $34,473 and $0 as of September 30, 2010 and December 31, 2009, respectively, is valued based on level 2 inputs. The Company’s investments consist mainly of U.S government and agency securities, government sponsored bond obligations and certain other corporate debt securities. Fair value is determined based upon quoted market prices; however, due to lack of sufficiency of transactions and trading volume, the Company has assessed these as level 2 within the fair value hierarchy of ASC 820. The Company classifies its entire investment portfolio as available for sale as defined in ASC 320, Debt and Equity Securities. The maturities of all marketable securities held at September 30, 2010 are less than one year. Securities are carried at fair value with the unrealized gains (losses) reported as a separate component of stockholders’ equity.

The unrealized gain (loss) from marketable securities was $(8) and $0 at September 30, 2010 and December 31, 2009, respectively.

As of September 30, 2010 and December 31, 2009, none of the Company’s investments were determined to be other than temporarily impaired.

8. Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2010	December 31, 2009
Accrued compensation	$1,283	$1,407
Accrued research and development expenses	579	760
Accrued professional fees	327	296
Other accrued expenses	116	135

Total	$2,305	$2,598

Accrued research and development expenses are comprised of amounts owed to third-party contract research organizations (or “CROs”), clinical investigators, laboratories and data managers for research and development work performed on behalf of the Company.

9. Debt

Debt consists of the following:

	September 30, 2010	December 31, 2009
Connecticut Innovations Term Loan, payable in monthly installments of $13 through September 2010 with a final balloon payment of $682, with interest at 7.5% per annum	$682	$749
2003 Credit Facility, payable in monthly installments as the individual notes mature through December 2010, with interest ranging from 7.75% to 9.06% per annum	38	148
2008 Credit Facility, payable in monthly installments as notes mature through March 2011, with interest of 9.97% to 11.58% per annum	921	2,387

Total debt	1,641	3,284
Less: current portion	(1,641)	(2,867)

Total long-term debt, net of current portion	$—	$417

The Connecticut Innovations Term Loan matured in September 2010. The final balloon payment of $682 was made in October 2010.

The Company believes that the carrying value of its debt balances outstanding approximates fair value due to the short term nature of each loan outstanding.

Each of the Company’s debt agreements contains certain subjective acceleration clauses, such that upon the occurrence of a material adverse change in the financial condition, business or operations of the Company in the view of the lenders, amounts outstanding under the agreement may become immediately due and payable. At September 30, 2010, the Company believes the occurrence of a material adverse change is remote. The Company has no indication that it is in default of any such clauses, and none of the Company’s lenders have accelerated scheduled loan payments as a result of these provisions.

Achillion Pharmaceuticals, Inc.

Notes to Financial Statements—(Continued)

(in thousands, except per share amounts)

(Unaudited)

10. Stock-Based Compensation

The Company’s 2006 Stock Incentive Plan, or the 2006 Plan, is administered by the Company’s Board of Directors and provides for the grant of incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights and other stock-based awards. The Company’s officers, employees, consultants, advisors and directors are eligible to receive awards under the 2006 Plan; however, incentive stock options may only be granted to employees. Options granted are exercisable for a period determined by the Company, but in no event longer than ten years from the date of the grant. Options generally vest ratably over four years. There were 3,690 shares available to be granted under the 2006 Plan as of September 30, 2010.

A summary of the status of the Company’s stock option activity for the nine months ended September 30, 2010 is presented in the table and narrative below:

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2010	3,320	$4.10
Granted	60	2.72
Cancelled/Forfeited	(9)	1.20

Outstanding at September 30, 2010	3,371	$4.08

Options vested and exercisable at September 30, 2010	1,973	$4.93

Weighted-average fair value of options granted during the period		$1.99

The Company utilizes the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of assumptions which determine the fair value of the stock-based awards. The assumptions used to value options granted are as follows:

	For the Nine Months Ended
	September 30, 2010	September 30, 2009
Expected term of option	6.1 years	6.1 years
Expected volatility	86 - 87%	79%
Risk free interest rate	1.59 - 2.92%	1.97%
Expected dividend yield	0%	0%

Total compensation expense recorded in the accompanying statements of operations associated with option grants made to employees was $513 and $468 for the three months ended September 30, 2010 and 2009, respectively. Total compensation expense recorded in the accompanying statements of operations associated with option grants made to employees was $1,426 and $1,418 for the nine months ended September 30, 2010 and 2009, respectively. The Company recorded no tax benefit related to these options since the Company currently maintains a full valuation allowance on its deferred tax assets.

As of September 30, 2010, the intrinsic value of the options outstanding was $2,395, of which $1,423 related to vested options and $972 related to unvested options. The intrinsic value of stock options is calculated based on the difference between the exercise prices of the underlying awards and the quoted stock price of the Company’s common stock as of the reporting date.

As of September 30, 2010, the total compensation cost related to unvested options not yet recognized in the financial statements is approximately $2,136, net of estimated forfeitures, and the weighted average period over which this amount is expected to be recognized is 1.4 years.

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

Achillion Pharmaceuticals, Inc.

Notes to Financial Statements—(Continued)

(in thousands, except per share amounts)

(Unaudited)

Details relating to unrealized gains and losses and other comprehensive loss are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Net loss	$(7,217)	$(6,391)	$(19,237)	$(19,206)
Change in unrealized gain (loss) on marketable securities	(2)	(11)	(8)	(114)

Total comprehensive loss	$(7,219)	$(6,402)	$(19,245)	$(19,320)

12. Stockholder’s Equity

Changes in stockholder’s equity for the nine months ended September 30, 2010 and 2009 were as follows:

	For the Nine Months Ended September 30,
	2010	2009
Balance at December 31, 2009 and 2008	$1,022	$25,021
Net loss	(19,237)	(19,206)
Stock based compensation	1,459	1,454
Change in unrealized gain (loss) on marketable securities	(8)	(114)
Issuance of common stock and warrants (see Note 4)	72,556	1
Issuance of common stock under the Employee Stock Purchase Plan	50	55
Issuance of common stock upon exercise of stock options	—	3

Balance at September 30, 2010 and 2009	$55,842	$7,214

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of innovative treatments for infectious diseases. Within the anti-infective market, we are currently concentrating on the development of antivirals for the treatment of chronic hepatitis C and the development of antibacterials for the treatment of resistant bacterial infections. We are currently focusing our efforts on developing four HCV drug candidates in three distinct classes: ACH-1625, a protease inhibitor for the treatment of chronic hepatitis C, which began dosing in a phase IIa clinical trial in September 2010, ACH-1095, a NS4A antagonist also for the treatment of chronic hepatitis C, to which Gilead Sciences, Inc., or Gilead, retains certain future development rights, ACH-2684, a high-potency protease inhibitor currently in preclinical testing, and ACH-2928, a NS5A inhibitor currently in preclinical testing. In addition, we have established a pipeline of certain other product candidates for which we are currently seeking additional appropriate collaborative partners, but to which we are not devoting significant resources at this time. These product candidates include ACH-702 for the treatment of dermatologic and opthalmic infections and elvucitabine for the treatment of HIV infection.

We have devoted and are continuing to devote substantially all of our efforts toward product research and development. We have incurred losses of $211 million from inception through September 30, 2010 and had an accumulated deficit of $225 at September 30, 2010, which includes preferred stock dividends recognized until our initial public offering in 2006. Our net losses were $19.2 million for each of the nine months ended September 30, 2010 and 2009. We have funded our operations primarily through:

•

proceeds from the sale of equity securities, including our initial public offering in October 2006, private placements of our common stock in August 2008 and August 2010 and a public offering of our common stock in January 2010;

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

Financial Operations Overview

Revenue

To date, we have not generated revenue from the sale of any drugs. The majority of our revenue recognized to date has been derived from our collaboration with Gilead to develop compounds for use in treating chronic hepatitis C. During the nine months ended September 30, 2010 and 2009, we recognized $162,000 and $(355,000), respectively, under this collaboration agreement.

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

We did not recognize any amortization of deferred revenue during the nine months ended September 30, 2010 and 2009, as we are currently unable to accurately estimate our total performance obligations under the Gilead collaboration. We will determine if we are able to estimate our remaining total performance obligations when and if a new lead compound under the collaboration is identified.

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

We have also recognized revenue under a Small Business Innovation Research, or SBIR, grant by the National Institutes of Health, or NIH, for the further study of a back-up series of compounds related to ACH-702 for the treatment of tuberculosis infection. During the three months ended September 30, 2010 and 2009, we recognized $125,000 and $0, respectively under this grant. During the nine months ended September 30, 2010 and 2009, we recognized $269,000 and $0, respectively, of revenue under this grant.

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

We have established our current drug candidate pipeline primarily through our internal discovery capabilities except for elvucitabine, which we in-licensed. Through these efforts we have identified and are developing the following drug candidates and programs:

•

ACH-1625, a Protease Inhibitor for Chronic Hepatitis C Infection. We are evaluating ACH-1625, a protease inhibitor for the treatment of chronic hepatitis C, in a phase IIa clinical trial to assess the compound’s safety, tolerability, pharmacokinetic properties and efficacy in HCV-infected subjects. ACH-1625 has demonstrated strong potency, liver partitioning and a good safety profile in preclinical studies. In phase Ia and two phase Ib clinical trials, ACH-1625 was demonstrated to be safe and well-tolerated at total daily doses ranging from 50mg to 2000mg. Further, ACH-1625 was demonstrated to significantly reduce viral load in HCV patients by 3.07 log10 to 4.25 log10 at doses ranging from 200 to 600 mg twice daily and 400 to 600mg once daily. In order to proceed with phase IIa in the United States, we filed an IND for ACH-1625 in the third quarter of 2010.

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

•

ACH-2684, a High-Potency Protease Inhibitor for Chronic Hepatitis C Infection. We are evaluating ACH-2684 for the treatment of chronic HCV infection. In preclinical studies, ACH-2684 has demonstrated excellent potency in the low pico-molar range, as well as good pharmacokinetic and safety profiles. The potency and virology profiles of ACH-2684 demonstrate that it effectively suppresses a broad range of natural variants of the hepatitis C virus, and may be effective in the prevention and treatment of emerging resistant variants. This compound also retains potent activity against all HCV genotypes. The very high potency of ACH-2684 was achieved by designing the compound to optimize the way in which it binds with NS3 protease. ACH-2684 can be used in combination with other HCV inhibitors, and in vitro is synergistic with NS5B nucleoside polymerase inhibitors. ACH-2684 is currently undergoing IND-enabling preclinical testing.

•

ACH-2928, a NS5A Inhibitor for Chronic Hepatitis C Infection. We are evaluating ACH-2928 for the treatment of chronic HCV infection. In early preclinical studies, ACH-2928 demonstrates excellent potency against HCV RNA replication, as well as good pharmacokinetic and safety profiles. The compound is highly active and retains potency against HCV genotypes 1a and 1b, as well as across other genotypes. We believe its high potency, in the picomolar range, and its favorable pharmacokinetic properties, strongly suggest once-daily dosing. Importantly, ACH-2928 is highly effective in combination with NS3 protease inhibitors, NS5B polymerase inhibitors, interferon and ribavirin. ACH-2928 is currently undergoing IND-enabling preclinical testing.

•

ACH-702 for Drug Resistant Bacterial Infections. ACH-702 is a preclinical candidate with potency against a broad spectrum of bacterial pathogens including methicillin-resistant staphylococcus aureus, or MRSA. In a pre-IND consultation with the FDA, we determined that the compound is most suited for dermatologic and ophthalmic use and use in medical biofilms. Due to resource constraints, at this time, we do not anticipate moving into clinical development of ACH-702 for these indications and we do not expect to invest significantly in the future development of this compound without a collaboration partner or other external funding source. We continue our research on compounds similar to ACH-702 for systemic use against MRSA and were recently awarded an SBIR grant for the further study of these compounds for the treatment of drug resistant tuberculosis.

•

Elvucitabine for HIV Infection. Elvucitabine is an antiviral being developed for the treatment of HIV infection. We have evaluated elvucitabine in phase II clinical trials to further explore its safety and efficacy in HIV-infected patients up to 96-weeks of treatment and the open-label extension. We have licensed rights to develop and commercialize elvucitabine in China to GCA Therapeutics, Ltd (GCAT), and we will be eligible to receive development milestones and royalties on net sales in those territories. We retain development and marketing rights to elvucitabine in other territories, and we are currently seeking other collaboration arrangements for development and commercialization of elvucitabine in South Africa and South America. We do not plan to clinically advance elvucitabine independently.

All costs associated with internal research and development, and research and development services for which we have externally contracted, are expensed as incurred. The costs of obtaining patents for our candidates are expensed as incurred as indirect costs. Our research and development expenses are summarized in the table below.

	Nine Months Ended September 30,
	2010	2009
	(in thousands)
Clinical candidate direct external costs:
ACH-1625 (and related compounds)	$4,065	$4,261
ACH-1095 (and related compounds)	353	283
ACH-2684	1,400	—
ACH-2928	380	—
ACH-702 (and related compounds)	394	95
Elvucitabine	16	885

	6,608	5,524
Direct internal personnel costs	5,013	4,868

Sub-total direct costs	11,621	10,392
Indirect costs and overhead	2,900	3,292
Research and development tax credit	(90)	(106)

Total research and development	$14,431	$13,578

We recently initiated a phase IIa clinical trial of ACH-1625, and we are completing IND-enabling studies of ACH-2684 and ACH-2928.

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

Critical Accounting Policies and Estimates

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2009. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a significant impact on our financial results. During the first nine months of 2010, there were no significant changes in our estimates and critical accounting policies.

Results of Operations

Results of operations may vary from period to period depending on numerous factors, including the timing of payments received under existing or future strategic alliances, joint ventures or financings, if any, the progress of our research and development projects, technological advances and determinations as to the commercial potential of proposed products.

Comparison of Three and Nine Months Ended September 30, 2010 and 2009

Revenue. Revenue was $170,000 and $(54,000) for the three months ended September 30, 2010 and 2009, respectively, and $431,000 and $(355,000) for the nine months ended September 30, 2010 and 2009, respectively. The increase in revenue in 2010 was due to lower external costs incurred by Gilead, which under our collaboration, are shared by us and recorded as a reduction in revenue. During the three and nine months ended September 30, 2009, external costs incurred by Gilead exceeded external costs incurred by us, resulting in a net payable from us to Gilead and negative revenue for the period. In addition, in 2010 we recognized revenue related to our SBIR grant for the further study and characterization of our series of compounds related to ACH-702.

Because we are currently unable to estimate our future performance obligations under our collaboration with Gilead, we have ceased recognizing revenue related to upfront, milestone and FTE payments previously received until we can reasonably estimate our total future performance obligations under the collaboration. We will determine if we are able to estimate our remaining future performance obligations when and if a new lead candidate under the collaboration is identified. Under the proportionate performance method, periodic revenue related to upfront license and milestone payments is recognized as the percentage of actual effort expended in that period to total effort expected for all of our performance obligations under the arrangement. Additionally, under the collaboration arrangement, external costs are shared equally by both parties and payments we make to Gilead are recognized as a reduction of revenue. Revenue for the three and nine months ended September 30, 2010 and 2009 is comprised as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Change	2010	2009	Change
	(in thousands)			(in thousands)
Gilead collaboration revenue	$45	$(54)	99	$162	$(355)	$517
Grant revenue	125	—	125	269	—	269

Total revenue	$170	$(54)	224	$431	$(355)	$786

Through the completion of our performance obligations under the collaboration with Gilead, we expect to recognize additional revenue of approximately $2.5 million. It is possible that we will recognize negative revenue in future quarters based upon the timing of our performance under the collaboration and on the timing and magnitude of external costs borne by Gilead.

Research and Development Expenses. Research and development expenses were $5.7 million and $4.4 million for the three months ended September 30, 2010 and 2009, respectively, and $14.4 million and $13.6 million for the nine months ended September 30, 2010 and 2009, respectively. The increase for the three months and nine months ended September 30, 2010 was primarily due to increased expenses related to clinical testing of ACH-1625 and preclinical testing of ACH-2684 and ACH-2928, combined with increased clinical consulting and intellectual property fees. These increases were offset by decreased clinical trial costs related to elvucitabine and decreased facilities costs related to our reduction of leased laboratory and office space. We expect research and development expenses to increase during the remainder of the year as we continue clinical testing of ACH-1625, complete the necessary CMC activities for ACH-1095, and complete IND-enabling preclinical testing for ACH-2684 and ACH-2928. Research and development expenses for the three and nine months ended September 30, 2010 and 2009 are comprised as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Change	2010	2009	Change
Personnel costs	$1,531	$1,302	$229	$4,443	$4,307	$136
Stock based compensation	190	184	6	568	562	6
Outsourced research and supplies	2,993	2,148	845	6,608	5,724	884
Professional and consulting fees	425	198	227	1,134	999	135
Facilities costs	503	616	(113)	1,619	1,977	(358)
Travel and other costs	40	31	9	149	115	34
Research and development tax credit	(25)	(36)	11	(90)	(106)	16

Total	$5,657	$4,443	$1,214	$14,431	$13,578	$853

We reclassified certain prior period amounts to conform to the current year’s presentation. State research and development credit carryforwards that were exchanged for cash of $36,000 and $106,000 were reclassified from income tax benefit to a reduction of research and development expenditures for the three months and nine months ended September 30, 2009, respectively.

General and Administrative Expenses. General and administrative expenses were $1.7 million and $1.5 million for the three months ended September 30, 2010 and 2009, respectively, and $5.0 million and $4.7 million for the nine months ended September 30, 2010 and 2009, respectively. The increase for the three months ended September 30, 2010 was primarily due to increased personnel costs related to the addition of business development personnel, combined with increased business development consulting fees and public relations costs. These increases were offset by decreased facility costs related to our reduction of leased laboratory and office space. The increase for the nine months ended September 30, 2010 was primarily due to increased personnel and travel costs related to the addition of business development personnel, combined with increased corporate fees, primarily related to the issuance of stock. These increases were offset primarily by decreased facilities costs related to our reduction of leased laboratory and office space. We expect that general and administrative expenses will be consistent for the remainder of the year. General and administrative expenses for the three and nine months ended September 30, 2010 and 2009 are comprised as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Change	2010	2009	Change
Personnel costs	$647	$513	$134	$1,887	$1,603	$284
Stock based compensation	331	295	36	891	893	(2)
Professional and consulting fees	363	240	123	1,016	933	83
Facilities costs	231	299	(68)	750	872	(122)
Travel and other costs	118	112	6	503	359	144

Total	$1,690	$1,459	$231	$5,047	$4,660	$387

Other Income (Expense). Interest income was $27,000 and $21,000 for the three months ended September 30, 2010 and 2009, respectively. The increase was primarily due to increased average cash balances. Interest expense was $67,000 and $124,000 for the three months ended September 30, 2010 and 2009, respectively. The decrease was primarily due to lower average debt facility balances outstanding in 2010.

Interest income was $53,000 and $170,000 for the nine months ended September 30, 2010 and 2009, respectively. The increase was primarily due to increased average cash balances. Interest expense was $243,000 and $451,000 for the nine months ended September 30, 2010 and 2009, respectively. The decrease was primarily due to lower average debt facility balances outstanding in 2010.

Liquidity and Capital Resources

Since our inception in August 1998, we have financed our operations primarily through the issuance of stock and borrowings under debt facilities, as well as through receipts from our collaboration with Gilead. Through September 30, 2010, we have received approximately $265.0 million in aggregate net proceeds from stock issuances, including convertible preferred stock, our initial public offering, our 2010 and 2008 private placements and our 2010 public offering, $19.2 million from Gilead under our collaboration agreement and approximately $22.1 million under debt facilities. As of September 30, 2010, amounts remain outstanding under the following debt facilities:

Lender	Date	Interest Rate (per annum)	Principal Amount	Outstanding Balance	Maturity Date
Connecticut Innovations, Inc.	November 2000	7.50%	$1,400,000	$681,577	September 2010
Webster Bank	May 2003	6.72 -9.27%	1,386,883	38,157	June 2006-Dec 2010
Oxford Finance Corporation	February 2008	9.97%	2,500,000	460,581	March 2011
General Electric Capital Corporation	February 2008	9.97%	2,500,000	460,581	March 2011

The amounts reflected above represent original maturities under our debt agreements. As of September 30, 2010, our debt balance was $1.6 million with a weighted average interest rate of 9.02%. The Connecticut Innovations Term Loan matured in September 2010. The final balloon payment of $682 was made in October 2010.

We had $62.2 million and $9.7 million in cash, cash equivalents and marketable securities as of September 30, 2010 and December 31, 2009, respectively. We regularly review our investments and monitor the financial markets. The recent distress in the financial markets has not had a significant impact on our financial position or investments. As of September 30, 2010, our cash, cash equivalents and marketable securities included high-quality financial instruments, primarily money market funds, government sponsored bond obligations and government-backed and certain other corporate debt securities which we believe are subject to limited credit risk.

Cash used in operating activities was $18.1 million for the nine months ended September 30, 2010 and was primarily attributable to our $19.2 million net loss, combined with increased prepaid expenses and decreased accrued expenses, offset by non-cash charges related to depreciation, amortization and non-cash stock-based compensation. Cash used in operating activities was $17.3 million for the nine months ended September 30, 2009 and was primarily attributable to our $19.2 million net loss and a decrease in accounts payable and accrued expenses, offset primarily by non-cash charges related to depreciation, amortization and non-cash stock based compensation and a decrease in prepaid expenses.

Cash used in investing activities was $34.8 million for the nine months ended September 30, 2010 and was primarily attributable to the purchase of marketable securities. Cash provided by investing activities was $18.2 million for the nine months ended September 30, 2009 and was primarily attributable to the proceeds from maturities of marketable securities partially offset by purchases of marketable securities.

Cash provided by financing activities was $70.9 million for the nine months ended September 30, 2010 and was primarily attributable to $49.9 million in net proceeds from the sale of 19,775,101 shares of common stock and warrants to purchase an additional 6,921,286 shares of common stock in August 2010, combined with $22.6 million in net proceeds from the sale of 11,816,250 shares of common stock in January and February 2010. Cash used in financing activities was $2.5 million for the nine months ended September 30, 2009 and was primarily attributable to repayments of debt.

We expect to incur continuing and increasing losses from operations for at least the next several years as we seek to:

•	continue clinical testing of ACH-1625;

•	complete IND-enabling preclinical testing of ACH-2684 and ACH-2928; and

•	identify and progress additional drug candidates.

We do not expect our existing capital resources, together with the milestone payments and research and development funding we expect to receive, to be sufficient to fund the completion of the development of any of our drug candidates. As a result, we will need to raise additional funds prior to, among other things, being able to market any drug candidates, to obtain regulatory approvals, fund operating losses, and, if deemed appropriate, establish manufacturing and sales and marketing capabilities. We will seek to raise such additional financing through (i) public or private equity or debt financings, (ii) collaborative or other arrangements with third parties or (iii) other sources of financing.

We believe that our existing cash and cash equivalents will be sufficient to meet our projected operating requirements through at least September 30, 2011. However, our funding resources and requirements may change and will depend upon numerous factors, including but not limited to:

•	the costs involved in the clinical development, manufacturing and formulation of ACH-1625;

•	the costs associated with the required CMC work related to ACH-1095;

•	the costs associated with the preclinical development, IND application preparation, manufacturing and clinical development of ACH-2684 and ACH-2928;

•	the partnership opportunities for elvucitabine or ACH-702 that we may pursue;

•	our ability to enter into corporate collaborations and the terms and success of these collaborations;

•	the costs involved in obtaining regulatory approvals for our drug candidates;

•	the scope, prioritization and number of programs we pursue;

•	the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent and other intellectual property claims;

•	our ability to raise incremental debt or equity capital, including any changes in the credit market that may impact our ability to obtain capital in the future;

•	our acquisition and development of new technologies and drug candidates; and

•	competing technological and market developments currently unknown to us.

In August 2010, we issued 19,775,101 shares of our common stock at a price of $2.49 per share, as well as common stock warrants which represent the right to acquire an aggregate of 6,921,286 shares of common stock in a private placement to institutional and other accredited investors. The warrants have a seven-year term and are exercisable at a price of $3.1125 per share. The warrants allow for a net share settlement. We received net proceeds of $49.9 million from this private placement.

In January 2010, we issued 10,275,000 shares of our common stock at a price of $2.08 per share in an underwritten public offering. In February 2010, we issued an additional 1,541,250 shares of common stock in connection with the underwriter’s exercise of an over-allotment option. We received net proceeds of $22.6 million from these share issuances.

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

Recently Issued Accounting Standards

In October 2009, an update was made to ASC 605, Revenue Recognition, which provides accounting principles and application guidance on how revenue arrangements with multiple deliverables should be separated and the consideration allocated. Assuming other criteria are met, this guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition. Allocation of consideration is now based on management’s estimate of the selling price for an undelivered item where there is no other means to determine the fair value of that undelivered item. This update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption of this update is permitted; however, we will be required to apply the provisions of the amendment retrospectively to the beginning of our fiscal year. We are currently evaluating the potential impact of this standard on our financial position and results of operations.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We recently initiated a phase IIa clinical trial for ACH-1625 and are completing preclinical studies of ACH-2684 and ACH-2928. Positive results from clinical trials or in preclinical studies of a drug candidate may not be predictive of similar results in human clinical trials, and promising results from early clinical trials of a drug candidate may not be replicated in later clinical trials. Our most advanced HCV compound, ACH-1625, has been tested in human clinical trials for periods no longer than five days. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in early-stage development. Accordingly, the results from the preclinical studies of ACH-1625, ACH-2684 or ACH-2928 or the completed clinical trials for ACH-1625 may not be predictive of the results we may obtain in later stage trials.

We do not expect any of our drug candidates to be commercially available for at least several years, if at all.

We have a limited operating history and have incurred a cumulative loss since inception. If we do not generate significant revenues, we will not be profitable.

We have incurred significant losses since our inception in August 1998. As of September 30, 2010, our accumulated deficit was approximately $225 million. We have not generated any revenue from the sale of drug candidates to date. We expect that our annual operating losses will increase over the next several years as we expand our research, development and commercialization efforts.

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

We are engaged in segments of the pharmaceutical industry that are highly competitive and rapidly changing. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations are pursuing the development of novel drugs that target infectious diseases. We face, and expect to continue to face, intense and increasing competition as new products enter the market and advanced technologies become available. In addition to currently approved drugs, there are a significant number of drugs that are currently under development and may become available in the future for the treatment of chronic hepatitis C and serious hospital-based bacterial infections. Additionally, there may be competitive drugs currently under development of which we are not aware. We would expect our drug candidates to compete with the following approved drugs and drug candidates currently under development:

•

If approved, our protease inhibitors, ACH-1625 and ACH-2684, our NS4A antagonist, ACH-1095, and our NS5A inhibitor, ACH-2928, would compete with drugs currently approved for the treatment of hepatitis C, i.e., the interferon-alpha-based products from Roche (Pegasys and Roferon-A) or Schering- Plough (Intron-A or Peg-Intron) and the ribavirin based products from Schering-Plough (Rebetrol), Roche (Copegus) or generic versions sold by various companies. In addition, our HCV compounds may compete with the interferon and ribavirin-based drugs currently in development such as Valeant’s ribavirin analog (Viramidine) and Human Genome Sciences’ Albuferon. Other products in multiple classes including protease inhibitors, polymerase inhibitors (nucleoside and non-nucleoside), NS5A inhibitors, toll-like receptors and cyclophilin inhibitors are also under development for the treatment of hepatitis C by companies such as Abbott, Anadys, Astra-Zeneca, Avila Therapeutics, Boehringer Ingelheim, Bristol-Myers Squibb, Enanta, Gilead, GlaxoSmithKline, Human Genome Sciences, Idenix, Johnson & Johnson, Presidio, Medivir, Merck, Novartis, Pfizer, Pharmasset, Roche, Valeant and Vertex.

•

ACH-702, and related compounds, if developed and approved, would compete with drugs currently marketed for the treatment of tuberculosis infections including first-line drugs: Nydrazid (isoniazid) by Sandoz Pharmaceuticals, Rifadin (rifampin) by Sanofi-Aventis, Myambutol (ethambutol) by X-Gen Pharmaceuticals and Pyrazinamide (pyrazinamide) by Effcon Laboratories or second-line drugs: Avelox (moxifloxacin) by Bayer, Amikacin (amikacin) by Teva Pharmaceuticals, Kantrex (kanamycin) by Bristol-Myers Squibb, Capastat (capreomycin) by Eli Lilly, Cipro (ciprofloxacin) by Bayer, Trecator (ethionamide) by Wyeth, Seromycin (cycloserine) by Eli Lilly, and PASER (p-aminosalicylic acid) by Jacobus Pharmaceuticals. In addition, ACH-702 may compete with other drugs currently under development for the treatment of tuberculosis infections including: PA-824 by Chiron/Novartis and TMC207 by Tibotec Pharmaceuticals. In addition, ACH-702 may compete with other drugs currently marketed or under development for the treatment of topical skin infections including Altabax by GlaxoSmithKline and XOMA-629 by Xoma Therapeutics Ltd. It may also compete with drugs for serious ophthalmic infections including: Besivance by Bausch and Lomb, Vigamox by Alcon Pharmaceuticals and Zymar by Allergan. We may also compete with the following companies that have a strategic interest in the discovery, development and marketing of drugs for the treatment of bacterial infections: Abbott, Astra-Zeneca, Aventis, Bristol-Myers Squibb, Cubist, Eli Lilly, GlaxoSmithKline, Merck, Novartis, Pfizer, Roche and Wyeth.

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

We depend upon our senior management and scientific staff for our business success. Key members of our senior team include Michael Kishbauch, our president and chief executive officer, and Dr. Milind Deshpande, our president of research and development and chief scientific officer. All of our employment agreements with our senior management employees are terminable without notice by the employee. The loss of the service of any of the key members of our senior management may significantly delay or prevent the achievement of drug development and other business objectives. Our ability to attract and retain qualified personnel, consultants and advisors is critical to our success. We face intense competition for qualified individuals from numerous pharmaceutical and biotechnology companies, universities, governmental entities and other research institutions. We may be unable to attract and retain these individuals, and our failure to do so would adversely affect our business.

We will need substantial additional capital to fund our operations, including drug candidate development, manufacturing and commercialization. If we do not have or cannot raise additional capital when needed, we will be unable to develop and commercialize our drug candidates successfully, and our ability to operate as a going concern may be adversely affected.

We believe that our existing cash and cash equivalents will be sufficient to support our current operating plan for at least one year. Our operating plan may change as a result of many factors, including:

•	the costs involved in the clinical development, manufacturing and formulation of ACH-1625;

•	the costs associated with the required CMC work related to ACH-1095;

•	the costs associated with the preclinical development, IND application preparation, manufacturing and clinical development of ACH-2684 and ACH-2928;

•	the partnership opportunities we may pursue for elvucitabine or ACH-702;

•	our ability to enter into corporate collaborations and the terms and success of these collaborations;

•	the costs involved in obtaining regulatory approvals for our drug candidates;

•	the scope, prioritization and number of programs we pursue;

•	the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent and other intellectual property claims;

•	our ability to raise incremental debt or equity capital, including any changes in the credit market that may impact our ability to obtain capital in the future;

•	our acquisition and development of new technologies and drug candidates; and

•	competing technological and market developments currently unknown to us.

If our operating plan changes, we may need additional funds sooner than planned. Such additional financing may not be available when we need it or may not be available on terms that are favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. If adequate funds are not available to us on a timely basis, or at all, we may be required to terminate or delay preclinical studies, clinical trials or other development activities for one or more of our drug candidates.

We may seek additional financing through a combination of private and public equity offerings, debt financings and collaboration, strategic alliance and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities your ownership interest will be diluted, and the terms may include adverse liquidation or other preferences that adversely affect your rights as a stockholder. Since August 2008, we have issued an aggregate of 42,306,006 shares of our common stock in two private placements and one public offering as well as warrants to purchase an aggregate of 9,599,950 shares of our common stock, all of which remain outstanding. These financings substantially diluted our existing stockholders. Stockholders will be further diluted if, and to the extent, any warrants are exercised. Debt financing, if available, may involve covenants that limit or restrict our ability to take specific actions such as incurring additional debt, making capital expenditures or declaring dividends, or may involve immediate repayment of the debt under certain circumstances. For example, each of our debt agreements contains certain subjective acceleration clauses, such that upon the occurrence of a material adverse change in our financial condition, business or operations in the view of the lenders, amounts outstanding under the agreement may become immediately due and payable. If we raise additional funds through collaborations, strategic alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or drug candidates, or grant licenses on terms that are not favorable to us.

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

•

the FDA, in connection with future HCV development guidelines recently circulated for comment, may require us to carry out more extensive studies, evaluate different treatment combinations or complete comparative effectiveness studies, resulting in significant delays; and

•	the supply or quality of our drug candidates or other materials necessary to conduct our clinical trials may be insufficient or inadequate.

We, and a number of other companies in the pharmaceutical and biotechnology industries, have suffered significant setbacks in later stage clinical trials even after achieving promising results in early-stage development. For example, in February 2007, we discontinued further clinical development of ACH-806, our first NS4A antagonist candidate, which was determined to have positive antiviral effect in a proof-of-concept clinical trial in HCV infected patients, but also to elevate serum creatinine levels, a marker of kidney function. There can be no assurance that we have identified the source of the serum creatinine elevation and that we will not see a similar outcome in human clinical trials with that program’s successor compound, ACH-1095, or that observations in preclinical studies of ACH-1095 in one species may not limit or even preclude its clinical use. Accordingly, there can be no assurance that this, or another type of toxicity, will not arise in future clinical trials. There can be no assurance that we will gain the agency’s approval of the IND application for ACH-1095, and if we are not able to advance ACH-1095, our business may be harmed. Even if we are successful in gaining FDA approval of our IND application for ACH-1095 and advance to human clinical trials, the clinical development timelines and costs may be greater than anticipated. Further, there can be no assurance that planned long term toxicology studies in animals will indicate a safety and tolerability profile appropriate for continued dosing in human subjects. We do not expect any of our drug candidates to be commercially available for several years.

If we are unable to obtain U.S. and/or foreign regulatory approval, we will be unable to commercialize our drug candidates.

Our drug candidates are subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, safety, efficacy, record keeping, labeling, marketing and distribution of drugs. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process are required in the United States and in many foreign jurisdictions prior to the commercial sale of our drug candidates. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. It is possible that none of the drug candidates we are developing will obtain marketing approval. In connection with the clinical trials for elvucitabine, ACH-1095, ACH-702, ACH-1625 and any other drug candidate we may seek to develop in the future, we face risks that:

•	the drug candidate may not prove to be efficacious;

•	the drug may not prove to be safe;

•	the results may not confirm the positive results from earlier preclinical studies or clinical trials;

•	the results may not meet the level of statistical significance required by the FDA or other regulatory agencies; and

•	the FDA or other regulatory agencies may require us to carry out additional studies.

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

Any delay in obtaining or failure to obtain required approvals could materially adversely affect our ability to progress the development of a drug candidate and to generate revenues from that drug candidate. For example, as a result of a pre-IND consultation with the FDA on the most appropriate clinical development program for ACH-702, as well as the complexity of the mechanism of action of ACH-702, the complexity of the preclinical results noted with ACH-702, and the evolving regulatory climate for antibacterials, we decided to pursue further discussions with the FDA before initiating human clinical studies, and we are currently not devoting significant resources to this compound. While the FDA provided guidance on an appropriate path toward regulatory approval for topical administration for ACH-702, the Division of Anti-Infective and Ophthalmology Products referred our request for additional guidance on systemic administration of ACH-702 to the Division of Special Pathogen and Transplant Products (the “DSPTP”.) We are currently assessing our strategic and development plans for ACH-702 for topical administration. Any regulatory approval to market a product may be subject to limitations on the indicated uses for which we may market the product and affect reimbursement by third-party payors. These limitations may limit the size of the market for the product. We are also subject to numerous foreign regulatory requirements governing the conduct of clinical trials, manufacturing and marketing authorization, pricing and third-party reimbursement. The foreign regulatory approval process includes all of the risks associated with FDA approval described above as well as risks attributable to the satisfaction of foreign regulations. Approval by the FDA does not ensure approval by regulatory authorities outside the United States. Foreign jurisdictions may have different approval procedures than those required by the FDA and may impose additional testing requirements for our drug candidates

If clinical trials for our drug candidates are prolonged or delayed, we may be unable to commercialize our drug candidates on a timely basis, which would require us to incur additional costs and delay our receipt of any product revenue.

We cannot predict whether we will encounter problems with any of our completed, ongoing or planned clinical trials that will cause us or regulatory authorities to delay, suspend or terminate clinical trials, or delay the analysis of data from our completed or ongoing clinical trials. Any of the following could delay the clinical development of our drug candidates:

•	ongoing discussions with the FDA or comparable foreign authorities regarding the scope or design of our clinical trials;

•	delays in receiving, or the inability to obtain, required approvals from institutional review boards or other reviewing entities at clinical sites selected for participation in our clinical trials;

•	delays in enrolling volunteers and patients into clinical trials;

•	a lower than anticipated retention rate of volunteers and patients in clinical trials;

•	the need to repeat clinical trials as a result of inconclusive or negative results or unforeseen complications in testing;

•	the requirement by the FDA, in connection with future HCV development guidelines recently circulated for comment, to carry out additional studies;

•	delays in completing formulation development of our drug candidates, or delays in planning and executing the bridging studies required to use the new formulations in subsequent clinical trials;

•	inadequate supply or deficient quality of drug candidate materials or other materials necessary to conduct our clinical trials;

•	unfavorable FDA inspection and review of a clinical trial site or records of any clinical or preclinical investigation;

•	serious and unexpected drug-related side effects experienced by participants in our clinical trials; or

•	the placement by the FDA of a clinical hold on a trial.

Our ability to enroll patients in our clinical trials in sufficient numbers and on a timely basis will be subject to a number of factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease and the eligibility criteria for the clinical trial. Delays in patient enrollment may result in increased costs and longer development times. For example, in 2007, we experienced delays in patient enrollment in connection with our phase II trial of elvucitabine in HIV infected patients who have failed a HAART regimen which included Epivir (lamivudine) due to the strict entry criteria for this trial. As a result, we expanded the number of sites at which the trial was conducted and changed the protocol of the trial to include additional treatment with elvucitabine after the initial 14 days of treatment. We may also face competition for subjects to enroll in our ACH-1625 clinical trials and may have to expand the number of sites at which the trials are conducted. In addition, subjects may drop out of our clinical trials, and thereby impair the validity or statistical significance of the trials.

We, the FDA or other applicable regulatory authorities may suspend clinical trials of a drug candidate at any time if we or they believe the subjects or patients participating in such clinical trials are being exposed to unacceptable health risks or for other reasons. For example, as we advance ACH-1625 into longer term clinical trials in Phase IIa, the FDA has required us to establish predetermined stopping rules, as well as a Data Safety Monitoring Board (“DSMB”) in order to monitor and ensure patient safety. Any interruption of the Phase IIa clinical trial currently underway, whether a result of ACH-1625 or co-administration of the standard of care, could cause delays in our drug development.

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

In connection with capital raising activities, we may be required to dilute our existing stockholders substantially. For example, in August 2010, we issued an aggregate of 19,775,101 shares of our common stock, plus common stock warrants to purchase a total of 6,921,286 additional shares of common stock in a private placement. In January and February 2010, we issued an aggregate of 11,816,250 shares of our common stock in an underwritten offering. Additionally, in August 2008, we issued 10,714,655 shares of our common stock, plus common stock warrants to purchase a total of 2,678,664 additional shares of common stock in a private placement. Stockholders will be further diluted if, and to the extent, any investors exercise their warrants. The issuance of these shares and warrants resulted in substantial dilution to stockholders who held our common stock prior to the issuance. All of the shares of common stock we issued, as well as those shares issuable upon exercise of the warrants, are freely tradable pursuant to registration statements filed with the SEC that were declared effective by the SEC on September 30, 2010, October 16, 2009 and October 30, 2008, making such shares available for immediate resale in the public market.

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

As of October 25, 2010, our directors, executive officers and current holders of more than 5% of our outstanding common stock, together with their affiliates and related persons, beneficially own, in the aggregate, approximately 65% of our outstanding common stock. As a result, these stockholders, if acting together, have the ability to determine the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets and other extraordinary transactions. The interests of this group of stockholders may not always coincide with our corporate interests or the interest of other stockholders, and they may act in a manner with which you may not agree or that may not be in the best interests of other stockholders. This concentration of ownership may have the effect of:

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

The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future. During the period from January 1, 2007 to October 25, 2010, our stock price has ranged from a low of $0.68 to a high of $19.61. Market prices for securities of early stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the results of our planned clinical trials of ACH-1625;

•	the results of the required CMC work related to ACH-1095;

•	the results of our preclinical development, manufacturing and clinical development of ACH-2684 and ACH-2928;

•	the entry into, modification of, or termination of key agreements, or any new collaboration agreement we may enter;

•	the results of regulatory reviews relating to the approval of our drug candidates;

•	the initiation of, material developments in, or conclusion of litigation to enforce or defend any of our intellectual property rights;

•	failure of any of our drug candidates, if approved, to achieve commercial success;

•	general and industry-specific economic conditions that may affect our research and development expenditures;

•	the results of clinical trials conducted by others on drugs that would compete with our drug candidates;

•	the failure or discontinuation of any of our research programs;

•	issues in manufacturing our drug candidates or any approved products;

•	the introduction of technological innovations or new commercial products by us or our competitors;

•	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;

•	future sales of our common stock;

•	changes in the structure of health care payment systems;

•	period-to-period fluctuations in our financial results; and

•	low trading volume of our common stock.

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

We have entered into a collaboration arrangement with Gilead for the development and commercialization of certain of our HCV compounds involving NS4A antagonism. We have also entered into a license agreement with GCA Therapeutics, Ltd., or GCAT, for elvucitabine for the treatment of both HBV and HIV infection in mainland China, Hong Kong, and Taiwan. We may enter into additional collaborative arrangements in the future. We are continuing partnering efforts for elvucitabine with regional companies and institutions, including those in South America, South Africa and elsewhere. We do not plan to clinically advance elvucitabine or ACH-702 independently. We also may enter into alliances with major biotechnology or pharmaceutical companies to jointly develop other specific drug candidates and to jointly commercialize them if they are approved. In such alliances, we would expect our biotechnology or pharmaceutical collaborators to provide substantial funding, as well as significant capabilities in clinical development, regulatory affairs, marketing and sales. We may not be successful in entering into any such alliances on favorable terms, if at all. Even if we do succeed in securing such alliances, we may not be able to maintain them if, for example, development or approval of a drug candidate is delayed or sales of an approved drug are disappointing. Furthermore, any delay in entering into collaboration agreements could delay the development and commercialization of our drug candidates and reduce their competitiveness even if they reach the market. Any such delay related to our collaborations could adversely affect our business.

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

We currently depend on third-party manufacturers to produce our preclinical and clinical drug supplies and intend to rely upon third-party manufacturers to produce commercial supplies of any approved drug candidates. If, in the future, we manufacture any of our drug candidates, we will be required to incur significant costs and devote significant efforts to establish and maintain these capabilities.

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

We own or hold exclusive licenses to several U.S. issued patents and U.S. pending provisional and non-provisional patent applications, as well as pending PCT applications and associated non-US patents and patent applications. Our success depends in part on our ability to obtain patent protection both in the United States and in other countries for our drug candidates. Our ability to protect our drug candidates from unauthorized or infringing use by third parties depends in substantial part on our ability to obtain and maintain valid and enforceable patents. Due to evolving legal standards relating to the patentability, validity and enforceability of patents covering pharmaceutical inventions and the scope of claims made under these patents, our ability to maintain, obtain and enforce patents is uncertain and involves complex legal and factual questions. Accordingly, rights under any issued patents may not provide us with sufficient protection for our drug candidates or provide sufficient protection to afford us a commercial advantage against competitive products or processes. We cannot guarantee that any patents will issue from any pending or future patent applications owned by or licensed to us. For example, our patent application for ACH-2928 has not yet been published and there is risk that an as yet unpublished third party patent application could have been submitted with an earlier priority date. Even if patents have issued or will issue, we cannot guarantee that the claims of these patents are or will be valid or enforceable or will provide us with any significant protection against competitive products or otherwise be commercially valuable to us. Patent applications in the United States are maintained in confidence for up to 18 months after their filing. In some cases, however, patent applications remain confidential in the U.S. Patent and Trademark Office, which we refer to as the U.S. Patent Office, for the entire time prior to issuance as a U.S. patent. Similarly, publication of discoveries in the scientific or patent literature often lag behind actual discoveries. Consequently, we cannot be certain that we or our licensors or co-owners were the first to invent, or the first to file patent applications on, our drug candidates or their use as anti-infective drugs. In the event that a third party has also filed a U.S. patent application relating to our drug candidates or a similar invention, we may have to participate in interference proceedings declared by the U.S. Patent Office to determine priority of invention in the United States. The costs of these proceedings could be substantial and it is possible that our efforts would be unsuccessful, resulting in a loss of our U.S. patent position. Furthermore, we may not have identified all U.S. and foreign patents or published applications that affect our business either by blocking our ability to commercialize our drugs or by covering similar technologies that affect our drug market.

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

Our success will depend in part on our ability to operate without infringing the proprietary rights of third parties. Although we are not currently aware of any litigation or other proceedings or third-party claims of intellectual property infringement related to our drug candidates, the pharmaceutical industry is characterized by extensive litigation regarding patents and other intellectual property rights. Other parties may obtain patents in the future and allege that the use of our technologies infringes these patent claims or that we are employing their proprietary technology without authorization. Likewise, third parties may challenge or infringe upon our existing or future patents. Under our license agreements with Vion Pharmaceuticals we have the right, but not an obligation, to bring actions against an infringing third party. If we do not bring an action within a specified number of days, the licensor may bring an action against the infringing party. Pursuant to our license agreement with Emory University and our research collaboration and license agreement with Gilead Sciences, Emory and Gilead have the primary right, but not an obligation, to bring actions against an infringing third party. However, if Gilead or Emory elects not to bring an action, we may bring an action against the infringing party.

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

On August 18, 2010, we completed a private placement in which we issued 19,775,101 shares of the Company’s common stock to Domain Associates, Clarus Ventures, Quaker BioVentures and Pappas Ventures, at a price of $2.49 per share, as well as warrants to purchase 0.35 shares of common stock for each share (the “Common Warrants”) at a price of $0.125 per share of common stock underlying each Common Warrant. The Common Warrants, which represent the right to acquire an aggregate of 6,921,286 shares of common stock, expire on August 20, 2017, and are exercisable at a price of $3.1125 or by net exercise.

We received aggregate net proceeds of approximately $49.9 million, after deducting expenses of the offering of approximately $176,000, which consisted of legal and accounting fees.

The net proceeds are invested in short-term investment grade securities and money market accounts. We currently plan to use the net proceeds for general corporate purposes and to fund our research operations including: (i) to continue clinical testing of
ACH-1625, (ii) to continue preclinical testing of ACH-2684 and ACH-2928, and (iii) to progress additional drug candidates.

Based in part upon the representations of the investors in the purchase agreement, the shares and the Common Warrants were offered and sold in a private placement to institutional accredited investors without registration under the Securities Act, or the securities laws of certain states, in reliance on the exemptions provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws.

We filed a registration statement (File number 333-169460) with the Securities and Exchange Commission covering the resale of the 19,775,101 shares of common stock issued in the private placement and the 6,921,286 shares of common stock issuable upon the exercise of the Common Warrants. This registration statement was declared effective by the Securities and Exchange Commission on September 30, 2010.

ITEM 6.	EXHIBITS

31.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Senior Vice President and Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Senior Vice president and Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to
Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACHILLION PHARMACEUTICALS, INC.

Date: October 27, 2010	/S/ MICHAEL D. KISHBAUCH
President and Chief Executive Officer (Principal Executive Officer)

Date: October 27, 2010	/S/ MARY KAY FENTON
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Senior Vice President and Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Senior Vice President and Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.