Form 10-K
period 2010-12-31
ACHILLION PHARMACEUTICALS INC
filed 2011-03-03
CIK 1070336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant on June 30, 2010 was approximately $32,934,944 based on the closing price of such stock as reported by the NASDAQ Global Market on June 30, 2010.

As of March 1, 2011, the registrant had 58,390,498 shares of Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III (except for information required with respect to our executive officers, which is set forth under “Part I, Item 1—Business—Executive Officers of the Registrant”) and the information required by Item 5 relating to our equity compensation plans have been omitted from this report, as we expect to file with the Securities and Exchange Commission, not later than 120 days after the close of our fiscal year ended December 31, 2010, a definitive proxy statement for our annual meeting of stockholders to be held on June 8, 2011. The information required by Items 10, 11, 12, 13 and 14 of Part III and the information required by Item 5 relating to our equity compensation plans, which will appear in our definitive proxy statement, are incorporated by reference into this report.

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

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of innovative treatments for infectious diseases. Within the anti-infective market, we are currently concentrating on the development of antivirals for the treatment of chronic hepatitis C and the development of antibacterials for the treatment of resistant bacterial infections. We are currently focusing our efforts on developing three drug candidates for the treatment of chronic hepatitis C (HCV): ACH-1625, a protease inhibitor for the treatment of chronic hepatitis C, currently being tested in an on-going phase IIa clinical trial, ACH-2684, a pangenotypic protease inhibitor for which we have completed preclinical testing, and ACH-2928, a NS5A inhibitor for which we have completed preclinical testing. We also have developed ACH-1095, a NS4A antagonist for the treatment of chronic hepatitis C, to which Gilead Sciences, Inc., or Gilead, retains certain future development rights. We are not devoting significant resources at this time to the further development of ACH-1095. In addition, we have established a pipeline of certain product candidates for which we are currently seeking appropriate collaborative partners, but to which we are not devoting significant resources at this time. These product candidates include ACH-702 for the treatment of dermatologic and opthalmic infections, ACH-2881 for the treatment of serious resistant bacterial infections, including methicillin-resistant staphylococcus aureus, and elvucitabine for the treatment of HIV infection.

We have established our current drug candidate pipeline through our internal discovery capabilities except for elvucitabine, which we in-licensed. Through these efforts we have identified and progressed the following drug candidates:

•

ACH-1625, a Protease Inhibitor for Chronic Hepatitis C Infection. We are evaluating ACH-1625, a protease inhibitor for the treatment of chronic hepatitis C, in a phase IIa clinical trial to assess the compound’s safety, tolerability, pharmacokinetic properties and efficacy in HCV-infected subjects. ACH-1625 has demonstrated strong potency, liver partitioning and a good safety profile in preclinical studies. In phase Ia and phase Ib clinical trials, ACH-1625 was demonstrated to be safe and well-tolerated at total daily doses ranging from 50mg to 2000mg. Further, ACH-1625 significantly reduced viral load in HCV patients by 3.40 log10 to 4.25 log10 at doses ranging from 200 to 600 mg twice daily and 400 and 600mg once daily. We filed an IND for ACH-1625 in the third quarter of 2010 and are conducting this phase IIa clinical trial in both the United States and Europe.

•

ACH-2684, a High-Potency Protease Inhibitor for Chronic Hepatitis C Infection. We are evaluating ACH-2684 for the treatment of chronic HCV infection. In preclinical studies, ACH-2684 demonstrated excellent potency in the picomolar range, as well as good pharmacokinetic and safety profiles. The potency and virology profiles of ACH-2684 demonstrate that it effectively suppresses a broad range of natural variants of the hepatitis C virus, and may be effective in the prevention and treatment of emerging resistant variants. This compound also retains potent in vitro activity against all HCV genotypes. The very high potency of ACH-2684 was achieved by designing the compound to optimize the way in which it binds with NS3 protease. ACH-2684 can be used in combination with other HCV inhibitors, and in vitro is synergistic with NS5B nucleoside polymerase inhibitors. We have completed IND-enabling preclinical testing for ACH-2684 and plan to file an IND in the first quarter of 2011.

•

ACH-2928, a NS5A Inhibitor for Chronic Hepatitis C Infection. We are evaluating ACH-2928 for the treatment of chronic HCV infection. In early preclinical studies, ACH-2928 demonstrated excellent potency against HCV RNA replication, as well as good pharmacokinetic and safety profiles. The compound is highly active and is potent against HCV genotypes 1a and 1b, as well as across other genotypes. We believe its high potency, in the picomolar range, and its favorable pharmacokinetic properties, strongly suggest once-daily dosing. Importantly, ACH-2928 is highly effective in combination with NS3 protease inhibitors, NS5B polymerase inhibitors, interferon and ribavirin. We have completed IND-enabling preclinical testing for ACH-2928 and plan to file an IND in the first quarter of 2011.

•

ACH-1095, a NS4A Antagonist for Chronic Hepatitis C Infection. We evaluated ACH-1095 for the treatment of chronic hepatitis C. In preclinical and clinical studies, NS4A antagonists demonstrated potent inhibition of the replication of HCV, by targeting a non-structural, or NS, viral protein called 4A. We believe these NS4A antagonists may offer several potential advantages compared to currently available treatments, including greater potency, a novel mechanism of action, and lack of cross resistance. We believe these compounds could be used in combination with the current standard of care, or with other therapies in development, to significantly improve treatment outcomes. Since November 2004, we have collaborated with Gilead under an exclusive license and collaboration agreement for the research, development and commercialization of compounds operating by this mechanism of action. In September 2009, we entered into an amendment to our license and collaboration agreement with Gilead which allows us to continue to develop ACH-1095 independently and also provides that Gilead and Achillion will continue to advance additional compounds operating by the NS4A mechanism of action. At this time, however, given the positive attributes of the multiple HCV candidates already in clinical development, we have elected not to devote resources to clinical development of ACH-1095.

•

Other drug candidates. We have also established a pipeline of other product candidates for which we are currently seeking appropriate collaborative partners, but to which we are not devoting significant resources at this time: ACH-702 and ACH-2881 for drug resistant bacterial infections and elvucitabine for HIV infection.

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

Background

Infectious diseases are caused by pathogens present in the environment, such as viruses, bacteria and fungi, which enter the body through the skin or mucous membranes and overwhelm its natural defenses. Some infections affect the entire body, while others may be localized in one organ or system within the body. The severity of infectious diseases varies depending on the nature of the infectious agent, as well as the degree to which the body’s immune system can fight the infection. According to World Health Organization reports, infectious diseases, including chronic hepatitis C, HIV infection and drug-resistant bacterial infections, represent a significant cause of morbidity and mortality worldwide.

The market for anti-infective drugs can be divided into three main categories: antivirals, antibacterials (often referred to as antibiotics) and antifungals. To date, we have focused on the research and development of products for the antiviral and antibacterial markets.

The widespread use of anti-infective drugs has led to a significant reduction in morbidity and mortality associated with infectious diseases. However, for many infectious diseases, current treatment options are associated with suboptimal treatment outcomes, significant drug-related adverse side effects, complex dosing schedules and inconvenient methods of administration, such as by injection or infusion. These factors often lead to patients discontinuing treatment or failing to comply fully with treatment dosing schedules. As a result, physicians are often required to modify therapy regimens throughout the course of treatment.

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

Our Strategy

Our objective is to become a leading infectious disease-focused biopharmaceutical company. In order to achieve our objective, we intend to:

•	Advance the Development of Our HCV Drug Candidates. In the next twelve months, we plan to:

•	complete phase IIa clinical testing of ACH-1625;

•	establish clinical proof-of-concept for ACH-2684 and ACH-2928;

•	initiate clinical testing of a combination regimen consisting of ACH-1625 and ACH-2928; and

•	identify and progress additional drug candidates.

•

Accelerate Growth Through Selective Collaborations. We intend to establish strategic collaborations where we believe we can accelerate the development or maximize the value of our drug candidates by (i) accessing additional drug candidates that may be combinable with our drug candidates for the future treatment of chronic HCV infection, or (ii) utilizing the financial, clinical development, manufacturing and/or commercialization strengths of leading biotechnology, pharmaceutical companies or regional institutions. For example, in the past we have entered into collaborations with Gilead to develop and commercialize certain of our HCV compounds demonstrating a mechanism of action we call NS4A antagonism, and with GCA Therapeutics Ltd. to develop and commercialize elvucitabine in China. We continue to seek similar partnership arrangements for elvucitabine in other geographic locations, and are seeking appropriate development partners for ACH-702 for dermatologic and ophthalmic uses, and for ACH-2881 for serious resistant bacterial infections. We have established a subcommittee of our Board to consider and evaluate business development, financing and other strategic transactions presented to us. We may also seek to accelerate program development through affiliations with governmental, educational or other not-for-profit funding sources.

•

Expand our Infectious Disease Portfolio. We intend to leverage our expertise in synthetic chemistry, virology and microbiology to quickly and efficiently discover and develop additional anti-infective compounds. Our research team has discovered multiple clinical candidates in multiple infectious disease programs. For example, in our HCV NS4A program we discovered both ACH-806, a discontinued drug candidate, and ACH-1095, its successor compound with a similar mechanism of action. In our HCV protease program, we discovered both ACH-1625 and ACH-2684. In our HCV NS5A program we discovered ACH-2928, and in our antibacterial program, we discovered ACH-702 and ACH-2881.

We were incorporated on August 17, 1998 in Delaware. Since our inception, we have spent substantial research and development funds to develop our product pipeline and expect to continue to do so in the future. We incurred approximately $20.5 million, $18.4 million and $21.0 million in research and development costs for the years ended December 31, 2010, 2009 and 2008, respectively.

Our Drug Candidates

The following table summarizes key information regarding our drug candidates:

Drug Candidate/ Indication	Target	Stage of Development	Current Status	Current Marketing Rights
Core Assets:

ACH-1625 Chronic Hepatitis C Infection	HCV NS3 protease	Phase II	Phase IIa clinical trial on-going with 28-day data expected during the first quarter of 2011 and 12-week data expected during the fourth quarter of 2011	Achillion

ACH-2684 Chronic Hepatitis C Infection	HCV NS3 protease	Preclinical	Preparing IND application for filing during first quarter 2011	Achillion

ACH-2928 Chronic Hepatitis C Infection	HCV NS5A inhibitor	Preclinical	Preparing IND application for filing during first quarter 2011	Achillion

Non-Core Assets:

ACH-1095 Chronic Hepatitis C Infection	HCV NS4A	Preclinical	IND-enabling preclinical work complete	Gilead Sciences*

ACH-702 Resistant Bacterial Infections	Triple target of gyrase, topoisomerase IV, and DNA primase	Preclinical	Seeking collaboration partner	Achillion

ACH-2881 Resistant Bacterial Infections	Triple target of gyrase, topoisomerase IV, and DNA primase	Preclinical	Seeking collaboration partner	Achillion

Elvucitabine HIV Infection	HIV reverse transcriptase	Phase II extension	Seeking collaboration partners for the rest of the world	GCAT in China; Achillion in the rest of the world

*	Gilead maintains a right to opt-in to clinical development and commercialization of ACH-1095 after phase 1b proof-of-concept.

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

We believe ACH-1625 has the following benefits:

•	Potency and Specificity. Data obtained in the standard laboratory assays used to determine anti-HCV activity against the genotype 1 virus demonstrated that ACH-1625 has potency in vitro in a range similar to the published data on Boehringer Ingelheim’s protease inhibitor (BILN-2061), and several times greater potency in vitro than either the Merck (boceprevir) or Vertex (telaprevir) HCV protease inhibitors under clinical development. In addition, in preclinical studies, ACH-1625 demonstrated no cross resistance with other classes of inhibitors in development.

•

Safety. In laboratory and animal studies, ACH-1625 has demonstrated high safety margins, meaning the amount of drug exposure in animals is many times higher than the concentrations required to inhibit the HCV virus, and has minimal dose-related side effects. In human clinical trials, ACH-1625 was demonstrated to be safe and well-tolerated over a five-day dosing period.

•

Pharmacokinetics. In laboratory and animal studies, ACH-1625 is rapidly and extensively partitioned to the liver, the organ of infection in HCV. After oral dosing, the liver concentration of ACH-1625 at the twenty-four hour time point exceeds the EC50 observed in the replicon assay. Based upon these data, we designed clinical trials to test once daily oral doses of ACH-1625. Results indicate that ACH-1625 can be effectively dosed once daily.

•

Potential for Combination Treatment. Because ACH-1625 is a member of a known and extensively studied drug class, we believe ACH-1625 is well positioned for evaluation as a treatment for chronic hepatitis C in combination with the current standard of care and/or in combination with other direct acting antivirals.

Clinical Development History

In June 2009, we initiated dosing in a randomized, double-blind, placebo-controlled phase 1a/1b clinical trial to investigate the safety, tolerability, pharmacokinetic profile and antiviral activity of ACH-1625 after single and multiple ascending oral doses in healthy volunteers and oral repeat doses for 5 days in subjects with hepatitis C infection. The trial was conducted in Europe and has completed dosing 83 subjects, including both healthy volunteers and HCV-infected patients.

In September 2009, we announced positive results from the phase 1a, healthy subject segment of the study. Subjects in the phase 1a single ascending dose (SAD) segment of the study received single doses of ACH-1625 ranging from 50 mg to 2000 mg. Subjects in the phase 1a multiple ascending dose (MAD) segment of the study received 5 days of ACH-1625 up to a maximal dose of 2000 mg per day. Preliminary data from the SAD and MAD trial segments demonstrated ACH-1625 was well tolerated at all doses and there were no serious adverse events, no clinically significant changes in vital signs, electrocardiograms (ECGs), or laboratory evaluations. All reported adverse events were classified as mild or moderate, were transient and showed no apparent dose relationship.

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

In January 2010, we announced additional results from the phase 1b clinical study of ACH-1625. HCV-infected subjects in this second dosing cohort (n=9, randomized to 6 active drug, 3 placebo) received doses of 500 mg twice daily of ACH-1625. Preliminary results showed that a mean reduction in viral load of 4.25 log10 was achieved in the treatment group, as compared to a mean reduction of 0.29 log10 in the placebo group. Safety results from this dosing group were similar to those observed in both the phase 1a segment of the trial and in the first dosing cohort of HCV-infected subjects. Sustained viral suppression was also similar to the first dosing cohort, with patients maintaining a mean reduction of more than 3.0 log10 from baseline through day 12, 7 days after dosing was completed and the last day of viral load measurement in the study. We also completed four additional dose cohorts under the protocol, examining the drug’s efficacy at lower doses, without food, and once-daily. We noted similar safety and efficacy results as were found in other cohorts. These results are based on a small number of patients in an early-stage clinical trial and are not necessarily predictive of results in later-stage clinical trials with larger and more diverse patient populations.

In September 2010, we initiated dosing in a phase IIa clinical study of ACH-1625 in combination with interferon alpha and ribavirin, the current standard of care for patients with chronic HCV infection. The trial is comprised of two segments, the first testing three once-daily doses of ACH-1625 over 28-days. Results from this segment of the trial are anticipated to be available late in the first quarter of 2011. After examining results from this segment of the trial, a second trial segment, dosing ACH-1625 over 12-weeks, will commence. Results from the 12-week segment of the trial are anticipated to be available late in the fourth quarter of 2011.

Preclinical Development History

In preclinical studies, we have demonstrated that ACH-1625 is efficacious in vitro against genotype 1 virus. We have compared ACH-1625 with two other NS3 protease inhibitors currently in clinical development, telaprevir, being developed by Vertex, and boceprevir, being developed by Merck. Potencies of ACH-1625, telaprevir and boceprevir for inhibition of HCV replication are represented by the amount of inhibitor required (as measured in nanomoles, or nM) to inhibit 50% of HCV replication in in vitro laboratory tests. A lower nM potency number represents greater inhibition and potency, indicating that a lower concentration of drug is needed for viral inhibition. The following table describes these results.

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

ACH-2684, a Pangenotypic Protease Inhibitor for Chronic Hepatitis C Infection

In another proprietary program against hepatitis C infection, we have nominated ACH-2684 as a clinical candidate. In preclinical studies, ACH-2684 demonstrates excellent potency in the picomolar range, as well as good pharmacokinetic and safety profiles. The compound’s profile demonstrates that it very effectively suppresses a broad range of natural variants of the hepatitis C virus, and may be effective in prevention and treatment of emerging resistant variants. Importantly, ACH-2684 retains potent activity against all genotypes.

Achillion Approach: Pangenotypic Protease Inhibitor ACH-2684

The very high potency of ACH-2684 was achieved by designing the compound to optimize the way in which it binds with NS3 protease. We have demonstrated in vitro that ACH-2684 can be used in combination with other HCV inhibitors, and that it is synergistic with NS5B nucleoside polymerase inhibitors and NS5A inhibitors. We believe ACH-2684 can have the following advantages:

•

Potency. Data obtained in the standard laboratory assays used to determine anti-HCV activity against the genotype 1 virus demonstrate that ACH-2684 has potency at inhibitory concentrations less than 100 picomolar and is 3000-fold more potent than telaprevir, currently under clinical development.

•	Pan-genotypic potency. Our in vitro testing indicates that ACH-2684 is potent against all genotypes of HCV virus.

•

Resistance profile. The potency and virology profile of ACH-2684 demonstrates that it effectively suppresses a broad range of natural variants of the hepatitis C virus, so may be effective in prevention and treatment of emerging resistant variants of the HCV virus including mutations R155, A156 and D168.

An IND for ACH-2684 is currently being prepared for filing and we anticipate initiation of human clinical trials in the first half of 2011.

Preclinical Development History

In preclinical studies, we have demonstrated that ACH-2684 is efficacious in vitro against all genotypes of HCV at very low concentrations of less than 100 picomolar. In 14-day preclinical studies, ACH-2684 demonstrated high safety margins in animals with minimal dose-related side effects in both single ascending dose and multiple dose trials. The compound is metabolically stable and is rapidly and extensively partitioned in the liver, the organ of infection in HCV patients. Therefore, we believe ACH-2684 can be dosed once-daily.

ACH-2928, a NS5A Inhibitor for Chronic Hepatitis C Infection

In another proprietary program against hepatitis C infection, we have discovered and developed ACH-2928, a potent inhibitor of HCV NS5A protein. The NS5A protein serves multiple functions at various stages of the viral life cycle including involvement in virion production, interacting with host proteins and is implicated in interferon-resistance. Inhibition of NS5A is a clinically validated mechanism of action.

Achillion Approach: NS5A Inhibitor ACH-2928

In vitro, ACH-2928 demonstrates potency at picomolar concentrations in both genotypes 1a and 1b, the genotypes most prevalent in the United States. Other NS5A inhibitors have been challenged to show potency against the difficult-to-treat genotype 1a. The compound is also effective against all other known genotypes (2, 3, 4, 5 and 6.) In addition, ACH-2928 operates synergistically with both NS3 protease and NS5B polymerase inhibitors.

The following table shows the relative potency of ACH-2928 compared to a leading compound under clinical development in this class by Bristol-Myers-Squibb:

	EC50 (pM) in Replicon Assay
	Genotype 1b	Genotype 1a
ACH-2928	2	20
BMS-0052	5.4	9.4

In 14-day preclinical studies, ACH-2928 has demonstrated high safety margins in animals with minimal dose-related side effects in both single ascending dose and multiple dose trials.

An IND for ACH-2928 is currently being prepared for filing and we anticipate initiation of human clinical trials in the first half of 2011.

ACH-1095, an NS4A Antagonist for Chronic Hepatitis C Infection

Through our internal drug discovery efforts, we identified a series of novel inhibitors which share a unique mechanism of action from other HCV inhibitors currently in development. The current lead compound from this series is ACH-1095.

ACH-1095 has the following characteristics:

•	Chemical Structure. The chemical structure of ACH-1095 is distinct from predecessor compounds which demonstrated elevated levels of serum creatinine, a marker of kidney function.

•	Mechanism of Action. These compounds inhibit HCV replication through the same mechanism of action predecessor compounds whose mechanism of action was clinically validated.

•	Potency. These compounds display in vitro potency equal to or better than predecessors.

•	Ease of Administration. Based on preclinical studies, we believe these compounds could be administered orally.

All compounds in this series function by targeting the NS4A protein of the hepatitis C virus and preventing formation of replicase complex, a necessary step in viral replication. In November 2004, we entered into a strategic alliance with Gilead for the discovery, development and commercialization of these compounds to treat chronic hepatitis C. In September 2009, we entered into an amendment to our license and collaboration agreement with Gilead which allows us to continue to develop ACH-1095 independently, while the parties would jointly continue to advance additional compounds also operating by the NS4A mechanism of action. We requested and received a consultation with the FDA regarding ACH-1095 pursuant to which we incorporated FDA guidance into a clinical protocol which could be implemented.

However, we recently undertook a strategic assessment of all the components of our HCV pipeline, including ACH-1095, as well as ACH-1625, ACH-2684 and ACH-2928. As part of this strategic review, our management and board of directors determined not to advance ACH-1095 into human clinical trials at this time. This determination was based on several factors including:

•	the perceived priority of NS3 protease inhibitors and NS5A inhibitors in the anticipated future of HCV combination therapy;

•	the increased clinical development risks and costs due to the preclinical profile of ACH-1095;

•	the limited amount of financial resources available to the company for clinical development of all its HCV compounds.

We retain the right to develop ACH-1095 to clinical proof-of-concept, at which time Gilead retains certain rights to develop the compound in phase II and beyond.

ACH-702 and ACH-2881 for Drug Resistant Bacterial Infections

ACH-702 is a preclinical candidate with potency against a broad spectrum of bacterial pathogens including methicillin-resistant staphylococcus aureus, or MRSA. We have determined that the compound is most suited for dermatologic and ophthalmic use and use in medical biofilms. Due to resource constraints, at this time, we do not anticipate moving into clinical development of ACH-702 for these indications and we do not expect to invest significantly in the future development of this compound without a collaboration partner or other external funding source.

In our research on compounds similar to ACH-702 for systemic use against MRSA, we discovered ACH-2881, a hydroxythienoquinolone, or HTQ. We believe ACH-2881 shares the potency and broad-spectrum of ACH-702, but can be dosed systemically in both IV and oral forms. In April 2010 we were awarded an SBIR grant for the further study of these compounds for the treatment of drug-resistant tuberculosis.

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

Achillion Approach: ACH-2881

We believe ACH-2881 has the following benefits:

•

Broad-Spectrum Potency. ACH-2881shares ACH-702’s novel target profile against bacterial DNA replication enzymes and has potent broad-spectrum activity. The compound demonstrates potent activity against multi-drug-resistant bacteria in a laboratory evaluation of recent clinical isolates obtained from infected patients, as well as in preclinical models of infection. ACH-2881 inhibits the DNA replication enzymes gyrase, topoisomerase IV and primase.

•

Bactericidal Mechanism of Action. ACH-2881 demonstrates bactericidal activity against multi-drug-resistant MRSA. A number of the other drugs currently used to treat MRSA infections are bacteriostatic, meaning they are able to prevent the growth of new bacteria, but have a limited effect on the bacteria existing at the time of treatment.

•	Dosing. We believe ACH-2881 can be dosed in both oral and IV forms to treat a number of systemic bacterial infections.

Elvucitabine for HIV

We have completed phase II trials for elvucitabine. Elvucitabine is an L-cytosine member of the nucleoside reverse transcriptase inhibitor, or NRTI, class of compounds, which represents the most frequently prescribed class of NRTIs based upon sales. We believe L-cytosine NRTIs are frequently prescribed given their established potency, favorable short and long-term safety profile and fewer and less adverse side effects. To date, results from phase II trials indicate that elvucitabine is safe, well-tolerated and similarly efficacious to Epivir (lamivudine).

We licensed rights to develop and commercialize elvucitabine for the treatment of both HBV and HIV infection to GCA Therapeutics, Ltd. (GCAT). The exclusive license grants GCAT the right, through its Chinese joint venture with Tianjing Institute of Pharmaceutical Research (TIPR), to clinically develop and commercialize elvucitabine in mainland China, Hong Kong and Taiwan. Under the terms of the agreement, GCAT, through a sublicense agreement with its Chinese joint venture, T & T Pharma Co., Ltd., formed with TIPR, will assume all development and regulatory responsibility and associated costs for elvucitabine, and we will be eligible to receive development milestones and royalties on net sales in those territories.

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

Achillion Approach: Elvucitabine

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

•

Low Once-Daily Dosing. In phase II clinical studies, elvucitabine was demonstrated to be safe, well-tolerated and efficacious at doses of 10 mg once daily. Other leading cytosine NRTIs, Epivir (lamivudine) and Emtriva (FTC), are dosed at 300 mg and 200 mg daily, respectively. We believe elvucitabine’s low daily dose is an advantage in developing fixed-dose co-formulations in partnership with potential collaborators.

•

Patient Compliance. We believe that a well-tolerated L-cytosine NRTI with convenient, flexible oral dosing will enhance patient compliance and will make elvucitabine attractive as a component of a fixed-dose or other combination HAART regimen.

Clinical Development

Our phase II clinical development of elvucitabine included multiple trials to explore the safety and efficacy profile of elvucitabine in both naïve and treatment-experienced HIV-infected patients. We completed four treatment segments of 12-, 24- , 48-and 96- weeks of a randomized, double-blind phase II trial of a 10 mg daily dose of elvucitabine in combination with two additional antiretrovirals, Sustiva (efavirenz) and Viread (tenofovir), as compared to 300 mg daily dose of Epivir (lamivudine) in combination with the same two additional antiretrovirals, in 78 treatment-naïve HIV patients. We evaluated the safety, antiviral efficacy and pharmacokinetics of 12-, 24- , 48- and 96- weeks of therapy with these two treatment regimens.

In 2008 and 2010, we announced that results at 48- and 96-weeks of treatment, respectively, demonstrated that elvucitabine had a potent anti-viral effect similar to lamivudine, the market leader in NRTI therapy. The majority of patients reached undetectable viral load, defined as achieving fewer than 50 copies/ml after each time point. In this trial, elvucitabine was demonstrated to be safe and well-tolerated, as indicated by the absence of any serious drug-related clinical adverse events. Further, no resistance to elvucitabine was documented at 96 weeks of therapy. These results are based on a small number of patients in a phase II clinical trial and are not necessarily predictive of results in later-stage clinical trials with larger and more diverse patient populations.

Treatment Period		Viral Load Decrease	% Undetectable
48 weeks	Elvucitabine	3.0 lg10	96%
	Lamivudine	3.2 lg10	97%
96 weeks	Elvucitabine	3.0 lg10	95%
	Lamivudine	3.2 lg10	93%

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

ACH-1625, ACH-2684 and ACH-2928 for HCV

If approved, our protease inhibitors, ACH-1625 and ACH-2684, and our NS5A inhibitor, ACH-2928, would compete with drugs currently approved for the treatment of hepatitis C, i.e., the interferon-alpha-based products from Roche (Pegasys and Roferon-A) or Merck (Intron-A or Peg-Intron) and the ribavirin-based products from Merck (Rebetrol), Roche (Copegus) or generic versions sold by various companies. In addition, our HCV compounds may compete with the interferon and ribavirin-based drugs currently in development such as Valeant’s ribavirin analog (Viramidine) and Human Genome Sciences’ Albuferon. In addition, directly-acting antivirals, or DAAs, in multiple classes including protease inhibitors, polymerase inhibitors (nucleoside and non-nucleoside), NS5A inhibitors, toll-like receptors and cyclophilin inhibitors are also under development for the treatment of hepatitis C by companies such as Abbott, Anadys, Astra-Zeneca, Avila Therapeutics, Boehringer Ingelheim, Bristol-Myers Squibb, Enanta, Gilead, GlaxoSmithKline, Human Genome Sciences, Idenix, Johnson & Johnson, Presidio, Medivir, Merck, Novartis, Pfizer, Pharmasset, Roche, Valeant and Vertex. The first of these competing DAAs, teleprevir by Vertex and boceprevir by Merck, are anticipated to be reviewed for approval by the FDA during 2011, and could achieve substantive sales in 2012.

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

Our hepatitis C patent portfolio currently includes the following:

	Issued Patents	Provisional Patent Applications	Pending Non-Provisional Applications	Pending PCT Applications
U.S.	2	—	5	—
Foreign	23	—	76	4

These patents and patent applications, if issued, will expire between 2023 and 2030. The patent applications contain claims directed to classes of compounds, methods of use, mechanism of action, and research assays. Our HCV patents and patent applications are filed in 29 different countries, with the majority of them in Australia, Brazil, Canada, China, Europe, Japan, New Zealand and the United States.

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

Our antibacterial patent portfolio currently includes the following:

	Issued Patents	Provisional Patent Applications	Pending Non-Provisional Applications	Pending PCT Applications
U.S.	6	3	14	—
Foreign	27	—	23	1

These patents and patent applications, if issued, will expire between 2024 and 2030. The patent applications contain claims directed to classes of compounds, methods of use, and processes for synthesis. Our antibacterial patents and patent applications are filed in 39 different countries, with the majority of them in Australia, Canada, Hong Kong, Japan, South Korea, New Zealand and the United States.

Our HIV patent portfolio currently includes the following:

	Issued Patents	Provisional Patent Applications	Pending Non-Provisional Applications	Pending PCT Applications
U.S.	8	—	3	—
Foreign	30	—	25	—

We either own or hold exclusive worldwide sublicenses from Vion Pharmaceuticals of patents owned by Yale University or exclusive worldwide licenses from Emory University to these patents and patent applications. The patents and patent applications, if issued, will expire between 2014 and 2027. The issued U.S. patents contain claims directed to elvucitabine chemical compound, method of use, synthesis, and formulation. Our HIV patents and patent applications are filed in 34 different countries with the majority of them in Australia, Brazil, Canada, Europe, India, Japan and the United States.

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

Collaborations and Licenses

Gilead

In November 2004, we entered into a research collaboration and license agreement with Gilead Sciences, Inc. pursuant to which we agreed to collaborate exclusively with Gilead throughout the world to develop and commercialize compounds for the treatment of chronic hepatitis C which inhibit HCV replication through a novel mechanism of action targeting the HCV NS4A protein. In September 2009, we and Gilead amended the collaboration arrangement so that we may continue to develop ACH-1095 independently during an “Interim Period,” while Gilead may rejoin in the development of ACH-1095 at clinical proof-of-concept, as defined.

We recently undertook a strategic assessment of all the components of our HCV pipeline, including ACH-1095, as well as ACH-1625, ACH-2684 and ACH-2928. As part of this strategic review, our management and board of directors determined not to advance ACH-1095 into human clinical trials at this time. This determination was based on several factors including:

•	the perceived priority of NS3 protease inhibitors and NS5A inhibitors in the anticipated future of HCV combination therapy;

•	the increased clinical development risks and costs associated with the preclinical profile of ACH-1095; and

•	the limited amount of financial resources available to the company for clinical development of all its HCV compounds.

We retain the right to develop ACH-1095 to clinical proof-of-concept, at which time Gilead retains certain rights to develop the compound in phase II and beyond.

Both Achillion and Gilead retain their rights to compounds which were identified under the collaboration prior to the effective date of the Amendment. The terms of the original License Agreement, including milestone, royalty and cost-sharing provisions, shall apply to the development of such other compounds. New lead compounds under the collaboration can be identified by mutual agreement of the parties. The companies are currently assessing a limited number of other NS4A antagonists.

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

Under the original terms of the license agreement, if we and Gilead pursue a backup compound, research and development activities prior to proof-of-concept will be overseen by a research committee comprised of equal numbers of our representatives and representatives from Gilead. The joint research committee assigns research and development tasks, agrees upon a budget for the research program, and shares equally in the related costs. In addition, the parties may agree at any time to increase or decrease the research budget. Prior to proof-of-concept, any disputes within the joint research committee that cannot be resolved between designated executives of each party will be resolved by Gilead. Previously, the joint research committee determined that we would perform certain preclinical activities while Gilead would perform later preclinical and clinical studies.

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

Under the license agreement, agreed upon research or development expenses, excluding internal full-time equivalent (“FTE”) costs, incurred by both companies during the period up to proof-of-concept are borne equally by both parties. At this time, we cannot accurately estimate our remaining obligations because a new lead compound has not been identified. We will determine our remaining obligations if and when a new lead compound is identified.

GCA Therapeutics, Ltd.

We entered into a license agreement for elvucitabine with GCA Therapeutics, Ltd. (GCAT) for the treatment of both HBV and HIV infection. The exclusive license grants GCAT the right, through its Chinese joint venture with Tianjing Institute of Pharmaceutical Research, or TIPR, to clinically develop and commercialize elvucitabine in mainland China, Hong Kong and Taiwan. Under the terms of the agreement, GCAT, through a sublicense agreement with its Chinese joint venture, T & T Pharma Co., Ltd., formed with TIPR, will assume all development and regulatory responsibility and associated costs for elvucitabine, and Achillion will be eligible to receive development milestones and royalties on net sales in those territories.

The Agreement may be terminated by either party based upon material breaches by the other party, effective 90 days after providing written notice to the breaching party, if the breaching party fails to cure its material breach.

We may terminate the Agreement upon 30 days written notice in the event GCAT fails to meet any of the development or commercialization diligence milestones by the deadlines specified in the Agreement, or upon 90 days written notice in the event of a change of corporate control. In the event of a change of control, as defined in the Agreement, we will pay GCAT termination fees, in an amount determined based upon specified progress milestones.

Vion Pharmaceuticals/Yale University

In February 2000, we entered into a license agreement with Vion Pharmaceuticals, (“Vion”), pursuant to which we obtained a worldwide exclusive sublicense from Vion on the composition of matter and use of elvucitabine. Vion’s license rights were granted to it by Yale University (“Yale”), and Yale is a party with respect to certain provisions of this agreement. This license covers the use of elvucitabine alone, as a pharmaceutical composition containing elvucitabine alone, or its use as monotherapy to treat HIV. Yale has retained rights to utilize the intellectual property licensed by this agreement for its own noncommercial purposes. Pursuant to the agreement, we issued 6,250 shares of our common stock to each of Vion and Yale. In addition, pursuant to an amendment to the agreement entered into in January 2002, we granted options to purchase 7,500 shares of our common stock to each of Vion and Yale. Through December 31, 2010, we have made aggregate payments of $35,000 to Yale under this agreement, including a $10,000 initial license fee and a $25,000 development milestone payment. Under the terms of the agreement, we may also be required to make additional milestone payments to Yale of up to an aggregate of $850,000 for each licensed product based on the achievement of specified development and regulatory approval milestones. We are also required to pay Yale specified royalties on net product sales and a specified share of sublicensing fees that we receive under any sublicenses that we grant.

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

Emory University

In July 2002, we entered into a license agreement with Emory University, pursuant to which we obtained a worldwide exclusive license under specified licensed patents to use elvucitabine in combination with other antivirals. Under the license, Emory retains a right to use the intellectual property for educational and research purposes only and also retains the right to approve sublicenses under specified circumstances. Through December 31, 2010, we have made aggregate payments of $150,000 to Emory under this agreement, including an initial license fee of $100,000 and a development milestone payment of $50,000. We may also be required to make additional payments of up to an aggregate of $400,000 based on the achievement of specified development and regulatory approval milestones. Under this agreement, we are also required to pay Emory specified royalties on net product sales and a specified share of sublicensing fees that we receive under any sublicenses that we grant.

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

Manufacturing and Supply

We currently rely on contract manufacturers to produce drug substances and drug products required for our clinical trials under current good manufacturing practices (cGMP), with oversight by our internal managers. We plan to continue to rely upon contract manufacturers and collaboration partners to manufacture commercial quantities of our drug candidates if and when approved for marketing by the FDA. We currently rely on a limited number of manufacturers for the preclinical or clinical supplies of each of our drug candidates and do not currently have relationships for redundant supply or a second source for any of our drug candidates. We believe that there are alternate sources of supply that can satisfy our clinical trial requirements without significant delay or material additional costs.

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

•

satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with cGMP regulations to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity; and

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

Employees

As of March 1, 2011, we had 42 full-time employees and 2 part-time employees, 20 of whom hold doctoral degrees. Approximately 30 of our employees are engaged in research and development, with the remainder engaged in administration, finance and business development functions. We believe our relations with our employees are good.

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

Executive Officers of the Registrant

Name	Age	Position
Michael D. Kishbauch	61	President and Chief Executive Officer
Milind S. Deshpande, Ph.D.	54	President of Research and Development and Chief Scientific Officer
Gautam Shah, Ph.D.	54	Senior Vice President and Chief Compliance Officer
Mary Kay Fenton	47	Senior Vice President and Chief Financial Officer
Elizabeth A. Olek, D.O.	46	Vice President and Chief Medical Officer
Joseph Truitt	46	Vice President and Chief Commercial Officer

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

Milind S. Deshpande, Ph.D, President of Research and Development and Chief Scientific Officer. Dr. Deshpande joined Achillion in September 2001 as Vice President of Chemistry, was named head of drug discovery in April 2002, Senior Vice President of Drug Discovery in December 2002, Senior Vice President and Chief Scientific Officer in December 2004, Executive Vice President and Chief Scientific Officer in June 2007 and President of Research and Development in October 2010. Prior to joining Achillion, Dr. Deshpande was Associate Director of Lead Discovery and Early Discovery Chemistry at the Pharmaceutical Research Institute at Bristol-Myers Squibb, a pharmaceutical company, from 1991 to 2001, where he managed the identification of new clinical candidates to treat infectious and neurological diseases. From 1988 to 1991, he held a faculty position at Boston University Medical School. Dr. Deshpande received his Ph.D. in Organic Chemistry from Ohio University, following his undergraduate education in India.

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

Mary Kay Fenton, Senior Vice President and Chief Financial Officer. Ms. Fenton, a certified public accountant, has led Achillion’s financial function since October 2000. From 1991 to 2000, Ms. Fenton held various positions within the Technology Industry Group at PricewaterhouseCoopers LLP, an independent registered public accounting firm, most recently as Senior Manager responsible for the life sciences practice in Connecticut. Prior to 1991, Ms. Fenton was an economic development associate in the nonprofit sector. Ms. Fenton holds an M.B.A. in Finance from the Graduate School of Business at the University of Connecticut and an A.B. in Economics from the College of the Holy Cross.

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

We have invested a significant portion of our efforts and financial resources in the development of our candidates for the treatment of chronic hepatitis C infection, ACH-1625, ACH-2684 and ACH-2928. Our ability to generate revenues will depend heavily on the successful development and commercialization of these drug candidates. The development and commercial success of these drug candidates will depend on several factors, including the following:

•	our ability to provide acceptable evidence of the safety and efficacy of these drug candidates in current and future clinical trials;

•	our ability to develop drug formulations that will deliver the appropriate drug exposures in longer term clinical trials;

•	our ability to obtain patent protection for our drug candidates and freedom to operate under third party intellectual property;

•	receipt of marketing approvals from the FDA and similar foreign regulatory authorities;

•	establishing commercial manufacturing arrangements with third-party manufacturers;

•	launching commercial sales of the drugs, whether alone or in collaboration with others;

•	acceptance of the drug in the medical community and with third-party payors; and

•	our ability to identify, enter into and maintain collaboration agreements with appropriate strategic partners for our compounds.

We are currently conducting a phase IIa clinical trial for ACH-1625 and are preparing IND applications for ACH-2684 and ACH-2928. Positive results from clinical trials or in preclinical studies of a drug candidate may not be predictive of similar results in human clinical trials, and promising results from early clinical trials of a drug candidate may not be replicated in later clinical trials. Until our most recent clinical trial, our most advanced HCV compound, ACH-1625, had been tested in human clinical trials for periods no longer than five days. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in early-stage development. Accordingly, the results from the preclinical studies of ACH-1625, ACH-2684 or ACH-2928 or the completed clinical trials for ACH-1625 may not be predictive of the results we may obtain in later stage trials.

We do not expect any of our drug candidates to be commercially available for at least several years, if at all.

We have a limited operating history and have incurred a cumulative loss since inception. If we do not generate significant revenues, we will not be profitable.

We have incurred significant losses since our inception in August 1998. As of December 31, 2010, our accumulated deficit was approximately $231 million. We have not generated any revenue from the sale of drug candidates to date. We expect that our annual operating losses will increase over the next several years as we expand our research, development and commercialization efforts.

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

We are engaged in segments of the pharmaceutical industry that are highly competitive and rapidly changing. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations are pursuing the development of novel drugs that target infectious diseases. We face, and expect to continue to face, intense and increasing competition as new products enter the market and advanced technologies become available. In addition to currently approved drugs, there are a significant number of drugs that are currently under development and may become available in the future for the treatment of chronic hepatitis C. Additionally, there may be competitive drugs currently under development of which we are not aware. We would expect our drug candidates to compete with the following approved drugs and drug candidates currently under development:

If approved, our protease inhibitors, ACH-1625 and ACH-2684, and our NS5A inhibitor, ACH-2928, would compete with drugs currently approved for the treatment of hepatitis C, i.e., the interferon-alpha-based products from Roche (Pegasys and Roferon-A) or Merck (Intron-A or Peg-Intron) and the ribavirin based products from Merck (Rebetrol), Roche (Copegus) or generic versions sold by various companies. In addition, our HCV compounds may compete with the interferon and ribavirin-based drugs currently in development such as Valeant’s ribavirin analog (Viramidine) and Human Genome Sciences’ Albuferon. Other products in multiple classes including protease inhibitors, polymerase inhibitors (nucleoside and non-nucleoside), NS5A inhibitors, toll-like receptors and cyclophilin inhibitors are also under development for the treatment of hepatitis C by companies such as Abbott, Anadys, Astra-Zeneca, Avila Therapeutics, Boehringer Ingelheim, Bristol-Myers Squibb, Enanta, Gilead, GlaxoSmithKline, Human Genome Sciences, Idenix, Johnson & Johnson, Presidio, Medivir, Merck, Novartis, Pfizer, Pharmasset, Roche, Valeant and Vertex. The first of these competing DAAs, teleprevir by Vertex and boceprevir by Merck, are anticipated to be reviewed for approval by the FDA during 2011, and could achieve substantive sales in 2012.

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

We believe that our existing cash and cash equivalents will be sufficient to support our current operating plan for at least one year. Our operating plan may change as a result of many factors, including:

•	the costs involved in the clinical development, manufacturing and formulation of ACH-1625, ACH-2684 and ACH-2928;

•	our ability to enter into corporate collaborations and the terms and success of these collaborations;

•	the costs involved in obtaining regulatory approvals for our drug candidates;

•	the scope, prioritization and number of programs we pursue;

•	the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent and other intellectual property claims;

•	our ability to raise incremental debt or equity capital, including any changes in the credit market that may impact our ability to obtain capital in the future;

•	our acquisition and development of new technologies and drug candidates; and

•	competing technological and market developments currently unknown to us.

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

•

the FDA, in connection with future HCV development guidelines recently circulated for comment, may require us to carry out more extensive studies, evaluate different treatment combinations or complete comparative effectiveness studies, resulting in significant delays and/or increased costs; and

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

Our drug candidates are subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, safety, efficacy, record keeping, labeling, marketing and distribution of drugs. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process are required in the United States and in many foreign jurisdictions prior to the commercial sale of our drug candidates. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. It is possible that none of the drug candidates we are developing will obtain marketing approval. In connection with the clinical trials for ACH-1625, ACH-2684, ACH-2928, and any other drug candidate we may seek to develop in the future, we face risks that:

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

We cannot predict whether we will encounter problems with any of our completed, ongoing or planned clinical trials that will cause us or regulatory authorities to delay, suspend or terminate clinical trials, or delay the analysis of data from our completed or ongoing clinical trials. Any of the following could delay the clinical development of our drug candidates:

•	ongoing discussions with the FDA or comparable foreign authorities regarding the scope or design of our clinical trials;

•	delays in receiving, or the inability to obtain, required approvals from institutional review boards or other reviewing entities at clinical sites selected for participation in our clinical trials;

•	delays in enrolling volunteers and patients into clinical trials;

•	a lower than anticipated retention rate of volunteers and patients in clinical trials;

•	delays in gathering and interpreting clinical data;

•	the need to repeat clinical trials as a result of inconclusive or negative results or unforeseen complications in testing;

•	the requirement by the FDA, in connection with future HCV development guidelines recently circulated for comment, to carry out additional studies;

•	delays in completing formulation development of our drug candidates, or delays in planning and executing the bridging studies required to use the new formulations in subsequent clinical trials;

•	inadequate supply or deficient quality of drug candidate materials or other materials necessary to conduct our clinical trials;

•	unfavorable FDA inspection and review of a clinical trial site or records of any clinical or preclinical investigation;

•	serious and unexpected drug-related side effects experienced by participants in our clinical trials; or

•	the placement by the FDA of a clinical hold on a trial.

Our ability to enroll patients in our clinical trials in sufficient numbers and on a timely basis will be subject to a number of factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease and the eligibility criteria for the clinical trial. Delays in patient enrollment may result in increased costs and longer development times. We currently face competition for subjects to enroll in our ACH-1625 clinical trials and may have to expand the number of sites at which the trials are conducted. If we are not successful in doing so, the planned timing for release of data from these trials may not be achieved. In addition, subjects may drop out of our clinical trials, and thereby impair the validity or statistical significance of the trials.

We, the FDA or other applicable regulatory authorities may suspend clinical trials of a drug candidate at any time if we or they believe the subjects or patients participating in such clinical trials are being exposed to unacceptable health risks or for other reasons. For example, as we advance ACH-1625 into longer term clinical trials in Phase IIa, the FDA has required us to establish predetermined stopping rules, as well as a Data Safety Monitoring Board (DSMB) in order to monitor and ensure patient safety. Any interruption of the Phase IIa clinical trial currently underway, whether a result of ACH-1625 or co-administration of the standard of care, could cause delays in our drug development.

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

We also entered into a Standby Equity Distribution Agreement, or SEDA, with YA Global Master SPV Ltd. on July 1, 2009 whereby we have the option, at our sole discretion, to sell up to $15.0 million of common stock to YA Global. The sale of shares of our common stock pursuant to the SEDA will have a dilutive impact on our stockholders and may cause the market price of our common stock to decline. As of December 31, 2010, there were no advances under the SEDA.

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

As of March 1, 2011, our directors, executive officers and current holders of more than 5% of our outstanding common stock, together with their affiliates and related persons, beneficially own, in the aggregate, approximately 62% of our outstanding common stock. As a result, these stockholders, if acting together, have the ability to determine the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets and other extraordinary transactions. The interests of this group of stockholders may not always coincide with our corporate interests or the interest of other stockholders, and they may act in a manner with which you may not agree or that may not be in the best interests of other stockholders. This concentration of ownership may have the effect of:

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

The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future. During the period from January 1, 2007 to March 1, 2011, our stock price has ranged from a low of $0.68 to a high of $19.61. Market prices for securities of early stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the results of our planned clinical trials of ACH-1625, ACH-2684 and ACH-2928;

•	the entry into, modification of, or termination of key agreements, or any new collaboration agreement we may enter;

•	the results of regulatory reviews relating to the approval of our drug candidates;

•	our failure to obtain patent protection for any of our drug candidates or the issuance of third party patents that cover our drug candidates;

•	the initiation of, material developments in, or conclusion of litigation to enforce or defend any of our intellectual property rights;

•	failure of any of our drug candidates, if approved, to achieve commercial success;

•	general and industry-specific economic conditions that may affect our research and development expenditures;

•	the results of clinical trials conducted by others on drugs that would compete with our drug candidates;

•	the launch of drugs by others that would compete with our drug candidates;

•	the failure or discontinuation of any of our research programs;

•	issues in manufacturing our drug candidates or any approved products;

•	the introduction of technological innovations or new commercial products by us or our competitors;

•	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;

•	future sales of our common stock;

•	changes in the structure of health care payment systems;

•	period-to-period fluctuations in our financial results; and

•	low trading volume of our common stock.

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

In particular, our management is required to conduct an annual evaluation of our internal controls over financial reporting and include a report of management on our internal controls in our annual reports on Form 10-K. If we are unable to continue to conclude that we have effective internal controls over financial reporting, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock.

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

We have entered into arrangements with Gilead for the development and commercialization of certain of our HCV compounds involving NS4A antagonism, and with GCA Therapeutics, Ltd., or GCAT, for the development and commercialization of elvucitabine in mainland China, Hong Kong, and Taiwan. We may enter into additional license arrangements in the future. We also may enter into alliances with major biotechnology or pharmaceutical companies to jointly develop other specific drug candidates and to jointly commercialize them if they are approved. In such alliances, we would expect our biotechnology or pharmaceutical collaborators to provide substantial funding, as well as significant capabilities in clinical development, regulatory affairs, marketing and sales. We may not be successful in entering into any such alliances on favorable terms, if at all. Even if we do succeed in securing such alliances, we may not be able to maintain them if, for example, development or approval of a drug candidate is delayed or sales of an approved drug are disappointing. Furthermore, any delay in entering into collaboration agreements could delay the development and commercialization of our drug candidates and reduce their competitiveness even if they reach the market. Any such delay related to our collaborations could adversely affect our business. At this time, we do not plan to clinically advance elvucitabine or our antibacterial drug candidates, ACH-702 and ACH-2881, independently.

If a collaborative partner terminates or fails to perform its obligations under agreements with us, the development and commercialization of our drug candidates could be delayed or terminated.

If Gilead, GCAT or another future collaborative partner does not devote sufficient time and resources to collaboration arrangements with us, we may not realize the potential commercial benefits of the arrangement, and our results of operations may be adversely affected. For example, in 2009, Gilead notified us that they did not intend to initiate clinical development of ACH-1095, and we subsequently amended our collaboration so that we may continue to develop ACH-1095, subject to certain rights of Gilead. Had we not come to an agreed upon arrangement, the program may have been terminated, and our business may have been significantly harmed.

In addition, if any existing or future collaboration partner were to breach or terminate its arrangements with us, the development and commercialization of the affected drug candidate could be delayed, curtailed or terminated because we may not have sufficient financial resources or capabilities to continue development and commercialization of the drug candidate on our own. Under our collaboration agreement with Gilead, Gilead may terminate the collaboration for any reason at any time upon 30 days notice. If Gilead were to exercise this right, the development and commercialization of our NS4A compounds for HCV infection would be adversely affected. We recently made the strategic decision not to advance ACH-1095 into clinical trials at this time.

Gilead maintains the right to continue the collaboration by advancing certain backup compounds also operating by the NS4A antagonism; however, we and Gilead may not elect to advance any backup compounds under the collaboration.

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

We are developing three DAA compounds, in two distinct classes, for treatment of chronic HCV infection. Other companies are also developing DAAs in these classes, as well as other classes. The current standard of care for HCV infection includes immunomodulatory therapy with pegylated interferon and ribavirin. No DAAs are currently approved for treatment of chronic HCV infection.

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

Furthermore, even if we or our competitors successfully develop DAAs whose use improves the current standard of care, current HCV-treating physicians, HCV patients, healthcare payers, and others may not readily accept or pay for such improvements or new treatments. Two DAAs developed by our competitors, teleprevir by Vertex and boceprevir by Merck, are anticipated to be reviewed for approval by the FDA in 2011. We cannot currently predict with any certainty the impact of the potential commercial launch of one or both of these compounds on the HCV market.

In addition, because development of DAAs is an emerging field, the delay or failure of a competitor attempting to develop therapeutics that could have been combined with our product candidates or that are perceived to be similar to our product candidates could have a significant adverse effect on the commercial or regulatory environment for our product candidates or on the price of our stock. Other companies developing DAAs have more advanced development programs than we do. Their success or failure to successfully conclude clinical development and obtain marketing approval could have a material adverse effect on our development and commercialization plans and activities.

If physicians and patients do not accept our future drugs, we may be unable to generate significant revenue, if any.

Even if ACH-1625, ACH-2684, ACH-2928, or any other drug candidates we may develop or acquire in the future obtain regulatory approval, they may not gain market acceptance among physicians, health care payors, patients and the medical community. Factors that we believe could materially affect market acceptance of our product candidates include:

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

We entered into an agreement with GCAT which grants GCAT, through its Chinese joint venture with Tianjing Institute of Pharmaceutical Research, the right to clinically develop and commercialize elvucitabine in mainland China, Hong Kong and Taiwan. Conducting business in China exposes us to a variety of risks and uncertainties that are unique to China. The economy of China has been transitioning from a planned economy to a market-oriented economy. Although in recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the Chinese government. In addition, the Chinese government continues to play a significant role in regulating industrial development. It also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Efforts by the Chinese government to slow the pace of growth of the Chinese economy could result in interruptions of our development and commercialization efforts in China. In addition, the Chinese legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedential value. In 1979, the Chinese government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. Accordingly, we cannot predict the effect of future developments in the Chinese legal system, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws. Our development and commercialization efforts in China could be materially harmed by any changes in the political, legal or economic climate in China or the inability to enforce applicable Chinese laws and regulations. If such commercialization efforts in China are materially harmed, our collaboration partner may not be able to develop and commercialize elvucitabine in China and our elvucitabine business may not grow.

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

In the United States, at both the federal and state levels, the government regularly proposes legislation to reform health care and its cost, and such proposals have received increasing political attention. Congress recently passed legislation to reform the U.S. health care system by expanding health insurance coverage, reducing health care costs and making other changes. While health care reform may increase the number of patients who have insurance coverage for the use of any approved drug candidate, it may also include changes that adversely affect reimbursement for approved drug candidates. In addition, there has been, and we expect that there will continue to be, federal and state proposals to constrain expenditures for medical products and services, which may affect payments for any of our approved products. The Centers for Medicare and Medicaid Services frequently change product descriptors, coverage policies, product and service codes, payment methodologies and reimbursement values. Third-party payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates and may have sufficient market power to demand significant price reductions. As a result of actions by these third-party payors, the health care industry is experiencing a trend toward containing or reducing costs through various means, including lowering reimbursement rates, limiting therapeutic class coverage and negotiating reduced payment schedules with service providers for drug products.

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

There have been, and likely will continue to be, legislative and regulatory proposals at the federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare may adversely affect:

•	the demand for any drug products for which we may obtain regulatory approval;

•	our ability to set a price that we believe is fair for our products;

•	our ability to generate revenues and achieve or maintain profitability;

•	the ability of government agencies to continue to pay for such care;

•	the level of taxes that we are required to pay; and

•	the availability of capital.

Risks Related to Patents and Licenses

If our patent position does not adequately protect our drug candidates, others could compete against us more directly, which would harm our business.

We own or hold exclusive licenses to several issued patents U.S. and pending U.S. provisional and non-provisional patent applications, as well as pending PCT applications and associated non-US patents and patent applications. Our success depends in large part on our ability to obtain and maintain patent protection both in the United States and in other countries for our drug candidates. Our ability to protect our drug candidates from unauthorized or infringing use by third parties depends in substantial part on our ability to obtain and maintain valid and enforceable patents. Due to evolving legal standards relating to the patentability, validity and enforceability of patents covering pharmaceutical inventions and the scope of claims made under these patents, our ability to maintain, obtain and enforce patents is uncertain and involves complex legal and factual questions. Accordingly, rights under any issued patents may not provide us with sufficient protection for our drug candidates or provide sufficient protection to afford us a commercial advantage against competitive products or processes. We cannot guarantee that any patents will issue from any pending or future patent applications owned by or licensed to us.

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

The HCV inhibitor space is particularly crowded in terms of intellectual property, and we are aware that certain competitors such as Merck, Vertex, AstraZeneca, Bayer, Gilead Sciences and Bristol-Myers Squibb, have disclosed compounds that may be prior art to our patent applications and prevent issuance or alter the scope of any claims that we may pursue related to our drug candidates. For example, with regard to ACH-2928, we are aware that this compound and closely related inhibitors have been disclosed in published patent applications and ultimately could be deemed to constitute prior art. These competitive activities may substantially impact our ability to obtain patent protection on our lead drug candidates and/or to commercialize such drug candidates in the absence of patent rights from one or more third parties.

The claims of the issued patents that are licensed to us, and the claims of any patents which may issue in the future and be owned by or licensed to us, may not confer on us significant commercial protection against competing products. Additionally, our patents may be challenged by third parties, resulting in the patent being deemed invalid, unenforceable or narrowed in scope, or the third party may circumvent any such issued patents. Also, our pending patent applications may not issue, and we may not receive any additional patents. Our patents might not contain claims that are sufficiently broad to prevent others from utilizing our technologies. For instance, the issued patents relating to our drug candidates may be limited to a particular molecule. Consequently, our competitors may independently develop competing products that do not infringe our patents or other intellectual property. To the extent a competitor can develop similar products using a different molecule, our patents may not prevent others from directly competing with us.

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

Because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any of our drug candidates can be commercialized, any related patent may expire or remain in force for only a short period following commercialization of our drug candidates, thereby reducing any advantages of the patent. To the extent our drug candidates based on that technology are not commercialized significantly ahead of the date of any applicable patent, or to the extent we have no other patent protection on such product candidates, those drug candidates would not be protected by patents, and we would then rely solely on other forms of exclusivity, such as regulatory exclusivity provided by the Federal Food, Drug and Cosmetic Act or trade secret protection.

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

Because our research and development of drug candidates incorporates compounds and other information that is the intellectual property of third parties, we depend on continued access to such intellectual property to conduct and complete our preclinical and clinical research and commercialize the drug candidates that result from this research. Some of our existing licenses impose, and we expect that future licenses would impose, numerous obligations on us. For example, under our existing and future license agreements, we may be required to pay minimum annual royalty amounts and/or payments upon the achievement of specified milestones. We may also be required to reimburse patent costs incurred by the licensor, or we may be obligated to pay additional royalties, at specified rates, based on net sales of our product candidates that incorporate the licensed intellectual property rights. We may also be obligated under some of these agreements to pay a percentage of any future sublicensing revenues that we may receive. Future license agreements may also include payment obligations such as milestone payments or minimum expenditures for research and development. In addition to our payment obligations under our current licenses, we are required to comply with reporting, insurance and indemnification requirements under the agreements. We expect that any future licenses would contain similar requirements.

If we fail to comply with these obligations or otherwise breach a license agreement, the licensor may have the right to terminate the license in whole, terminate the exclusive nature of the license or bring a claim against us for damages. Any such termination or claim could prevent or impede our ability to market any drug that is covered by the licensed intellectual property. Even if we contest any such termination or claim and are ultimately successful, our financial results and stock price could suffer. In addition, upon any termination of a license agreement, we may be required to grant to the licensor a license to any related intellectual property that we developed. For example, the Licensors have the right to terminate our license of the intellectual property covered by its licenses to us under certain circumstances, including our failure to make payments to the Licensor when due and our uncured breach of any other terms of the licenses. If access to such intellectual property is terminated, or becomes more expensive as a result of renegotiation of any of our existing license agreements, our ability to continue development of our product candidates or the successful commercialization of our drug candidates could be severely compromised and our business could be adversely affected.

In addition, under the Bayh-Dole Act, the federal government has certain rights to the technology licensed us from Emory University.

If we infringe or are alleged to infringe intellectual property rights of third parties, our business could be harmed.

Our research, development and commercialization activities, including any drug candidates resulting from these activities, may infringe or be claimed to infringe patents or other proprietary rights owned by third parties and to which we do not hold licenses or other rights. There may be applications that have been filed but not published that, if issued, could be asserted against us. We are aware that BMS and Gilead have applications that are broadly directed to HCV inhibitors. Such claims, if issued, could be construed to encompass our drug candidate, ACH-2928. These third parties could bring claims against us that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages. Further, if a patent infringement suit were brought against us, we could be forced to stop or delay research, development, manufacturing or sales of the drug or drug candidate that is the subject of the suit.

As a result of intellectual property infringement claims, or in order to avoid potential claims, we may choose or be required to seek a license from the third party. These licenses may not be available on acceptable terms, or at all. Even if we are able to obtain a license, the license would likely obligate us to pay license fees or royalties or both, and the rights granted to us might be nonexclusive, which could result in our competitors gaining access to the same intellectual property. Ultimately, we could be prevented from commercializing a product, or be forced to cease some aspect of our business operations, if, as a result of actual or threatened patent infringement claims, we are unable to enter into licenses on acceptable terms. All of the issues described above could also affect our potential collaborators to the extent we have any collaborations then in place, which would also affect the success of the collaboration and therefore us.

There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the pharmaceutical and biotechnology industries. In addition to infringement claims against us, we may become a party to other patent litigation and other proceedings, including interference proceedings declared by the U. S. Patent and Trademark Office and opposition proceedings in the European Patent Office, regarding intellectual property rights with respect to our product candidates and technology. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

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

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, during the course of this kind of litigation, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If investors perceive these results to be negative, the market price for our common stock could be significantly harmed.

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

We rely on our ability to stop others from competing by enforcing our patents, however some jurisdictions may require us to grant licenses to third parties. Such compulsory licenses could be extended to include some of our product candidates, which may limit our potential revenue opportunities.

Many foreign countries, including certain countries in Europe, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, most countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may be limited to monetary relief and may be unable to enjoin infringement, which could materially diminish the value of the patent. Compulsory licensing of life-saving products is also becoming increasingly popular in developing countries, either through direct legislation or international initiatives. Such compulsory licenses could be extended to include some of our product candidates, which may limit our potential revenue opportunities.

The rights we rely upon to protect our unpatented trade secrets may be inadequate.

We rely on unpatented trade secrets, know-how and technology, which are difficult to protect, especially in the pharmaceutical industry, where much of the information about a product must be made public during the regulatory approval process. We seek to protect trade secrets, in part, by entering into confidentiality agreements with employees, consultants and others. These parties may breach or terminate these agreements, or may refuse to enter into such agreements with us, and we may not have adequate remedies for such breaches. Furthermore, these agreements may not provide meaningful protection for our trade secrets or other proprietary information or result in the effective assignment to us of intellectual property, and may not provide an adequate remedy in the event of unauthorized use or disclosure of confidential information or other breaches of the agreements. Despite our efforts to protect our trade secrets, we or our collaboration partners, board members, employees, consultants, contractors or scientific and other advisors may unintentionally or willfully disclose our proprietary information to competitors.

If we fail to maintain trade secret protection, our competitive position may be adversely affected. Competitors may also independently discover our trade secrets. Enforcement of claims that a third party has illegally obtained and is using trade secrets is expensive, time consuming and uncertain. If our competitors independently develop equivalent knowledge, methods and know-how, we would not be able to assert our trade secrets against them and our business could be harmed.

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

We currently lease approximately 32,000 square feet of laboratory and office space in New Haven, Connecticut, which we occupy under a seven-year lease expiring in 2017. We believe our existing facilities are adequate for our current needs and that additional space will be available in the future on commercially reasonable terms as needed.

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

Market Information

Our common stock began trading on the NASDAQ Global Market on October 26, 2006 under the symbol “ACHN”. Prior to that time, there was no established public trading market for our common stock. The following table sets forth the high and low sale prices per share for our common stock on the NASDAQ Global Market for the period indicated:

Year and Quarter:
	High	Low
2010
First Quarter	$3.80	$2.12
Second Quarter	$3.30	$1.99
Third Quarter	$3.10	$2.00
Fourth Quarter	$4.20	$2.60

2009
First Quarter	$1.80	$0.70
Second Quarter	$2.10	$1.10
Third Quarter	$2.42	$1.30
Fourth Quarter	$3.89	$1.47

Information regarding our equity compensation plans and the securities authorized for issuance thereunder is set forth in Item 12 below.

Holders of record

As of February 28, 2011, there were approximately 63 holders of record of our common stock.

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

We received aggregate net proceeds of approximately $49.9 million, after deducting expenses of the offering of approximately $171,000, which consisted of legal and accounting fees.

The net proceeds are invested in short-term investment grade securities and money market accounts. We currently plan to use the net proceeds for general corporate purposes and to fund our research operations including continuing clinical testing of ACH-1625, and initiating clinical testing of ACH-2684 and ACH-2928.

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

Issuer Purchases of Equity Securities

Neither we nor any affiliated purchaser or anyone acting on behalf of us or an affiliated purchaser made any purchases of shares of our common stock in the fourth quarter of 2010.

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

The following graph compares the cumulative total stockholder return on our common stock from October 26, 2006 (the first trading date following our initial public offering) to December 31, 2010 with the cumulative total return of (i) the NASDAQ Market Index and (ii) the NASDAQ Biotechnology Index. This graph assumes the investment of $100.00 on October 26, 2006 in our common stock, the NASDAQ Market Index and the NASDAQ Biotechnology Index, and assumes any dividends are reinvested.

	Period Ending
Company/Market/Peer Group	10/26/2006	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010
Achillion Pharmaceuticals, Inc.	$100.00	$131.51	$ 40.73	$ 5.55	$ 25.39	$ 33.88
NASDAQ Market Index	$100.00	$102.21	$112.99	$67.76	$ 98.47	$116.21
NASDAQ Biotech Index	$100.00	$ 97.99	$102.54	$89.92	$104.28	$120.18

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read together with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the notes to those financial statements included elsewhere in this Annual Report on Form 10-K. The selected statements of operations data for the years ended December 31, 2010, 2009, and 2008 and balance sheet data as of December 31, 2010 and 2009 set forth below have been derived from our audited financial statements included elsewhere in this Annual Report. The selected statement of operations data for the years ended December 31, 2007 and 2006 and balance sheet data as of December 31, 2008, 2007 and 2006 set forth below have been derived from the audited financial statements for such years not included in this Annual Report. The historical results presented here are not necessarily indicative of future results.

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share amounts)
Statement of Operations Data:
Total operating revenue	$2,436	$(294)	$(234)	$4,038	$3,292
Research and development	20,529	18,419	21,018	27,160	22,692
General and administrative	7,205	6,553	6,546	6,476	4,865
Restructuring	—	274	—	—	—
Total operating expenses	27,734	25,246	27,564	33,636	27,557
Loss from operations	(25,298)	(25,540)	(27,798)	(29,598)	(24,265)
Interest income (expense)	(183)	(392)	(353)	1,496	179
Net loss	(25,481)	(25,932)	(28,151)	(28,102)	(24,086)
Net loss applicable to common shareholders	$(25,481)	$(25,932)	$(28,151)	$(28,102)	$(28,249)
Net loss per share—basic and diluted	$(0.57)	$(0.98)	$(1.42)	$(1.80)	$(9.35)
Weighted average number of shares outstanding—basic and diluted	45,079	26,537	19,812	15,583	3,022

	2010	2009	2008	2007	2006
Balance Sheet Data:
Cash and cash equivalents	$25,373	$9,712	$11,060	$8,971	$22,662
Marketable securities	29,827	—	24,297	22,138	39,904
Working capital	52,296	2,803	24,359	20,224	53,190
Total assets	58,235	11,670	38,561	35,632	67,146
Long-term liabilities	2,489	2,906	1,361	1,402	8,102
Total liabilities	7,691	10,648	13,540	14,094	19,776
Total stockholders’ equity	50,544	1,022	25,021	21,538	47,370

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of innovative treatments for infectious diseases. Within the anti-infective market, we are currently concentrating on the development of antivirals for the treatment of chronic hepatitis C and the development of antibacterials for the treatment of resistant bacterial infections. We are currently focusing our efforts on developing three drug candidates for the treatment of chronic hepatitis C (HCV): ACH-1625, a protease inhibitor for the treatment of chronic hepatitis C, currently being tested in an on-going phase IIa clinical trial, ACH-2684, a pangenotypic protease inhibitor for which we have completed preclinical testing, and ACH-2928, a NS5A inhibitor for which we have completed preclinical testing. We also have developed ACH-1095, a NS4A antagonist for the treatment of chronic hepatitis C, to which Gilead Sciences, Inc., or Gilead, retains certain future development rights. We are not devoting significant resources at this time to the further development of ACH-1095. In addition, we have established a pipeline of certain product candidates for which we are currently seeking appropriate collaborative partners, but to which we are not devoting significant resources at this time. These product candidates include ACH-702 for the treatment of dermatologic and opthalmic infections, ACH-2881 for the treatment of serious resistant bacterial infections, including methicillin-resistant staphylococcus aureus, and elvucitabine for the treatment of HIV infection.

We have devoted and are continuing to devote substantially all of our efforts toward product research and development. We have incurred losses of $218 million from inception through December 31, 2010 and had an accumulated deficit of $231 million at December 31, 2010, which includes preferred stock dividends recognized until our initial public offering in 2006. Our net losses were $25.5 million, $25.9 million and $28.2 million for the years ended December 31, 2010, 2009 and 2008, respectively. We have funded our operations primarily through:

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

In January 2010, we issued 10,275,000 shares of our common stock in an underwritten public offering. In February 2010, we issued an additional 1,541,250 shares of common stock in connection with the underwriter’s exercise of an over-allotment option. We received net proceeds of $22.6 million.

In August 2010, we issued 19,775,101 shares of our common stock and warrants to purchase 6,921,286 shares of common stock in a private placement to institutional and other accredited investors. We received net proceeds of $49.9 million.

We expect to incur substantial and increasing losses for at least the next several years as we seek to:

•	continue clinical testing of ACH-1625;

•	initiate clinical testing of ACH-2684 and ACH-2928; and

•	identify and progress additional drug candidates.

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

In addition to the risks associated with early-stage companies, there can be no assurance that we will successfully complete our research and development, obtain adequate patent protection for our technology, obtain necessary government regulatory approval for drug candidates we develop, find and maintain appropriate collaboration partners or that any approved drug candidates will be commercially viable. In addition, we may not be profitable even if we succeed in commercializing any of our drug candidates.

Financial Operations Overview

Revenue

To date, we have not generated revenue from the sale of any drugs. The majority of our revenue recognized to date has been derived from our collaboration with Gilead to develop compounds for use in treating chronic hepatitis C. During the years ended December 31, 2010, 2009 and 2008 we recognized $180,000, $(294,000) and $(234,000), respectively, under this collaboration agreement.

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

We recognized $0, $0, and $51,000 of revenue related to the amortization of deferred revenue during the years ended December 31, 2010, 2009 and 2008, respectively. During the years ended December 31, 2010 and 2009, we were unable to accurately estimate our total performance obligations under the Gilead collaboration. We will determine if we are able to estimate our remaining total performance obligations when and if a new lead compound under the collaboration is identified.

Through the completion of our performance obligations under the collaboration with Gilead, we expect to recognize the remaining $2.5 million of deferred revenue related to the amortization of the upfront, milestone and FTE payments received, offset by any payments we are obligated to make to Gilead in satisfaction of external costs paid by Gilead under our external cost-sharing arrangement. It is possible that we will recognize negative revenue in future periods based upon the timing of our performance under the collaboration and on the timing and magnitude of external costs borne by Gilead.

We have also recognized revenue under a Small Business Innovation Research, or SBIR, grant by the National Institutes of Health, or NIH, for the further study of a back-up series of compounds related to ACH-702 for the treatment of tuberculosis infection. During the years ended December 31, 2010, 2009 and 2008, we recognized revenue of $300,000, $0, and $0, respectively, under this grant.

Additionally, we recognized revenue related to the Qualifying Therapeutic Discovery Project program, or QTDP. The QTDP program was created by the United States Congress as part of the Patient Protection and Affordable Care Act and provided for reimbursement of certain costs paid or incurred during 2009 and 2010 directly related to the conduct of a Qualifying Therapeutic Discovery Project, as defined. The Department of Health and Human Services designated such projects based on the potential for them to result in new therapies to treat areas of unmet medical need, the potential to create and sustain jobs in the U.S. and to advance U.S. competitiveness. During the years ended December 31, 2010, 2009 and 2008, we recognized revenue of $2.0 million, $0, and $0, respectively, related to this program.

Research and Development

Our research and development expenses reflect costs incurred for our proprietary research and development projects as well as costs for research and development projects conducted as part of collaborative arrangements. These costs consist primarily of salaries and benefits for our research and development personnel, costs of services by clinical research organizations, other outsourced research, materials used during research and development activities, facility-related costs such as rent and utilities associated with our laboratory and clinical development space and operating supplies. We expect a significant increase in research and development expenses over the next year as we continue clinical testing of ACH-1625 and initiate clinical testing for ACH-2684 and ACH-2928.

All costs associated with internal research and development, and research and development services for which we have externally contracted, are expensed as incurred. The costs of obtaining patents for our candidates are expensed as incurred as indirect costs. Our research and development expenses for the years ended December 31, 2010, 2009 and 2008 were as follows:

	For the Years Ended
	2010	2009	2008
	(in thousands)
Direct external costs:
ACH-1625 (and related compounds)	$5,679	$6,233	$3,470
ACH-2684	2,115	—	—
ACH-2928	1,378	—	—
ACH-1095 (and related compounds)	355	343	1,106
ACH-702, ACH-2881 (and related compounds)	581	99	262
Elvucitabine	(75)	891	3,416

	10,033	7,566	8,254
Direct internal personnel costs	6,755	6,657	7,037

Sub-total direct costs	16,788	14,223	15,291
Indirect costs and overhead	3,871	4,345	5,859
Research and development tax credit	(130)	(149)	(132)

Total research and development	$20,529	$18,419	$21,018

We are currently conducting a phase IIa clinical trial of ACH-1625, and are initiating clinical studies of ACH-2684 and ACH-2928.

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

We expect expenses associated with the completion of these programs to be substantial and to increase over time. We do not believe, however, that it is possible at this time to accurately project total program-specific expenses through commercialization. There exist numerous factors associated with the successful commercialization of any of our drug candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will evolve and therefore impact our clinical development programs and plans over time.

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

We believe the following critical accounting policies affect management’s more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition

We recognize revenue from contract research and development and research progress payments in accordance with Accounting Standards Codification 605, or ASC 605, Revenue Recognition. Revenue-generating research and development collaborations are often multiple element arrangements, providing for a license as well as research and development services. Such arrangements are analyzed to determine whether the deliverables, including research and development services, can be separated or whether they must be accounted for as a single unit of accounting. We recognize upfront license payments as revenue upon delivery of the license only if the license has standalone value and the fair value of the undelivered performance obligations can be determined. If the fair value of the undelivered performance obligations can be determined, such obligations would then be accounted for separately as performed. If the license is considered to either (i) not have standalone value or (ii) have standalone value but the fair value of any of the undelivered performance obligations cannot be determined, the arrangement would then be accounted for as a single unit of accounting and the upfront license payments are recognized as revenue over the estimated period of when our performance obligations are performed.

When we determine that an arrangement should be accounted for as a single unit of accounting, we must determine the period over which the performance obligations will be performed and revenue related to upfront license payments will be recognized. Revenue will be recognized using either a proportionate performance or straight-line method. We recognize revenue using the proportionate performance method provided that we can reasonably estimate the level of effort required to complete our performance obligations under an arrangement and such performance obligations are provided on a best-efforts basis. Under the proportionate performance method, periodic revenue related to up-front license payments is recognized as the percentage of actual effort expended in that period to total effort expected for all of our performance obligations under the arrangement. Actual effort is generally determined based upon actual direct labor hours or full-time equivalents (“FTE”) incurred and include research and development activities performed by internal scientists. Total expected effort is generally based upon the total direct labor hours of FTEs incorporated into the detailed budget and project plan that is agreed to by both parties to the collaboration. Significant management judgment is required in determining the level of effort required under an arrangement and the period over which we expect to complete the related performance obligations. In the event that a change in estimate occurs, the change will be accounted for using the cumulative catch-up method which provides for an adjustment to revenue in the current period. Estimates of our level of effort may change in the future, resulting in a material change in the amount of revenue recognized in future periods, including negative revenue in some periods. If Gilead elects not to pursue additional back-up compounds, we will then recognize the remaining balance of deferred revenue relating to upfront, milestone and FTE payments received under the collaboration.

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

Substantive milestone payments are recognized upon achievement of the milestone. Determining whether a milestone is substantive requires judgment that should be made at the inception of the arrangement. To meet the definition of a substantive milestone, the consideration earned by achieving the milestone (1) would have to be commensurate with either the level of effort required to achieve the milestone or the enhancement in the value of the item delivered, (2) would have to relate solely to past performance, and (3) should be reasonable relative to all deliverables and payment terms in the arrangement. No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement.

Reimbursement of costs is recognized as revenue provided the amounts are determinable and collection of the related receivable is reasonably assured. Amounts owed to Gilead for external costs are treated as contra revenue as we concluded that we do not receive a separate identifiable benefit.

At the current time, we cannot accurately estimate our future obligations under the collaboration as we have not identified a new lead compound that will be developed jointly. Therefore, during the years ended December 31, 2010 and 2009, we did not recognize any revenue from upfront, milestone and FTE fees previously received under the collaboration. We will determine if we are able to estimate our remaining total performance obligations when and if a new lead compound under the collaboration is identified.

We recognize grant revenue when the following criteria are met: persuasive evidence of an arrangement exists, the services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. For the year ended December 31, 2010, our grant revenue consisted of amounts related to an SBIR grant and the QTDP program.

Stock-Based Compensation—Employee Stock-Based Awards

We apply ASC 718, Stock Compensation, which requires measurement and recognition of compensation expense for all stock-based awards made to employees and directors, including employee stock options and employee stock purchases under our 2006 ESPP Plan, based on estimated fair values. Due to our limited exercise history and the limited period of time that our shares have been publicly traded, we utilize the simplified method in developing an estimate of the expected term of “plain vanilla” share options.

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

We do not have any unrecognized tax benefits as of December 31, 2010. We review all tax positions to ensure the tax treatment selected is sustainable based on its technical merits and that the position would be sustained if challenged.

Results of Operations

Results of operations may vary from period to period depending on numerous factors, including the timing of payments received under existing or future strategic alliances, joint ventures or financings, if any, the progress of our research and development projects, technological advances and determinations as to the commercial potential of proposed products.

Revenues:

Our sources of revenue during the years ended December 31, 2010, 2009, and 2008 are shown below. During the year ended December 31, 2010, in addition to revenue under our Gilead collaboration, we recognized revenue under a SBIR grant and the QTDP program.

	For the Years Ended			Change
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
	(in thousands)
Gilead collaboration revenue	$180	$(294)	$(234)	$474	$(60)
QTDP revenue	1,956	—	—	1,956	—
SBIR revenue	300	—	—	300	—

Total revenue	$2,436	$(294)	$(234)	$2,730	$(60)

Through the completion of our performance obligations under the collaboration with Gilead, we expect to recognize the remaining $2.5 million of deferred revenue related to the amortization of the upfront, milestone and FTE payments received, offset by any payments we are obligated to make to Gilead in satisfaction of external costs paid by Gilead under our external cost-sharing agreement. It is possible that we will recognize negative revenue in future periods based upon the timing of our performance under the collaboration, and on the timing and magnitude of external costs borne by Gilead.

Comparison of the Years Ended December 31, 2010 and 2009

The increase in collaboration revenue in 2010 is due to lower external costs incurred by Gilead under our collaboration, which are shared by us and recorded as a reduction in revenue.

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

During 2010, we recognized $300,000 in grant revenue under a SBIR, grant for the further study of a back-up series of compounds related to ACH-702 for the treatment of tuberculosis infection. We also recognized $2.0 million in grant revenue related to the QTDP program. No additional revenue related to these grants will be recognized.

Comparison of the Years Ended December 31, 2009 and 2008

The decrease in revenue in 2009 is due to the fact that we ceased recognizing revenue related to the non-refundable upfront fee, pre-proof-of-concept milestone and FTE reimbursement under our collaboration with Gilead in 2009 because we were unable to estimate our future performance obligations under the collaboration.

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

	For the Years Ended			Change
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
	(in thousands)
Personnel costs	$5,970	$5,904	$6,135	$66	$(231)
Stock based compensation	785	754	912	31	(158)
Outsourced research and supplies	10,033	7,767	9,404	2,266	(1,637)
Professional and consulting fees	1,588	1,370	1,691	218	(321)
Facilities costs	2,075	2,624	2,738	(549)	(114)
Travel and other costs	208	149	270	59	(121)
Research and development tax credit	(130)	(149)	(132)	19	(17)

Total	$20,529	$18,419	$21,018	$2,110	$(2,599)

Comparison of the Years Ended December 31, 2010 and 2009

The increase in research and development expenses from 2009 to 2010 was primarily the result of increased expenses related to clinical testing of ACH-1625, combined with increased preclinical costs for ACH-2684 and ACH-2928. These increases were partially offset by decreased preclinical costs related to ACH-1095 and decreased facilities costs related to our reduction of leased laboratory and office space.

We expect a significant increase in research and development expenses in 2011 as we continue clinical testing of ACH-1625 and initiate clinical testing of ACH-2684 and ACH-2928.

Comparison of the Years Ended December 31, 2009 and 2008

The decrease in research and development expenses from 2008 to 2009 was primarily the result of lower personnel costs resulting from implementing our restructuring plan in July 2009, and lower outsourced research and consulting fees related to elvucitabine, ACH-1095 and ACH-702, partially offset by increased costs associated with the clinical testing of ACH-1625 in 2009.

General and Administrative Expenses:

General and administrative expenses consist primarily of salaries and benefits for management and administrative personnel, professional fees for legal, accounting and other services, travel costs and facility-related costs such as rent, utilities and other general office expenses. General and administrative expenses consisted of the following:

	For the Years Ended			Change
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
	(in thousands)
Personnel costs	$2,650	$2,345	$1,857	$305	$488
Stock based compensation	1,478	1,186	1,269	292	(83)
Professional and consulting fees	1,429	1,247	1,625	182	(378)
Facilities costs	988	1,269	1,191	(281)	78
Travel and other costs	660	506	604	154	(98)

Total	$7,205	$6,553	$6,546	$652	$7

Comparison of the Years Ended December 31, 2010 and 2009

The increase in general and administrative expenses from 2009 to 2010 was primarily due to increased personnel costs primarily related to the addition of business development personnel, combined with increased business development consulting fees and public relations costs. These increases were partially offset by decreased facilities costs related to our reduction of leased laboratory and office space. We expect that general and administrative expenses will remain substantially unchanged in 2011.

Comparison of the Years Ended December 31, 2009 and 2008

The slight increase in general and administrative expenses from 2009 to 2008 was primarily due to increased personnel costs primarily related to the addition of business development personnel partially offset by decreased business development consulting fees and professional fees for legal and accounting services.

Restructuring Charges:

During the year ended December 31, 2009, we incurred restructuring charges of $274,000. These charges consisted primarily of employee severance payments and outplacement services resulting from the implementation of our restructuring plan in July 2009 which reduced employee headcount by approximately 25%.

Other Income and Expense:

Comparison of the Years Ended December 31, 2010 and 2009

Interest income was $101,000 and $172,000 for the years ended December 31, 2010 and 2009, respectively. The $71,000 decrease from 2009 to 2010 was primarily due to decreased average cash balances.

Interest expense was $284,000 and $564,000 for the years ended December 31, 2010 and 2009, respectively. The decrease of $280,000 was primarily due to lower average debt facility balances outstanding in 2010.

Comparison of the Years Ended December 31, 2009 and 2008

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

Liquidity and Capital Resources

Since our inception in August 1998, we have financed our operations primarily through the issuance of stock, borrowings under debt facilities, as well as through receipts from our collaboration with Gilead. Through December 31, 2010, we have received approximately $267.0 million in aggregate gross proceeds from stock issuances, including convertible preferred stock, our initial public offering, our 2010 and 2008 private placements and our 2010 public offering, $19.3 million from Gilead under our collaboration agreement with them and approximately $22.1 million under debt facilities. As of December 31, 2010, amounts remain outstanding under the following debt facilities:

Lender	Date	Interest Rate (per annum)	Principal Amount	Outstanding Balance	Maturity Date
Oxford Finance Corporation	February 2008	9.97%	$2,500,000	$234,518	March 2011
General Electric Capital Corporation	February 2008	9.97%	$2,500,000	$234,517	March 2011

We made final payments on both credit facilities in March 2011.

We had $55.2 million, $9.7 million and $35.4 million in aggregate cash, cash equivalents and marketable securities as of December 31, 2010, 2009 and 2008, respectively.

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

In July 2009, we entered into a Standby Equity Distribution Agreement (SEDA) with YA Global Master SPV Ltd. pursuant to which we may, at our option, periodically sell YA Global shares of our common stock for a total purchase price of up to $15.0 million. For each share of common stock purchased under the SEDA, YA Global will pay us ninety-five percent of the lowest volume weighted average price of the common stock on the NASDAQ Global Market during the five consecutive trading days following our advance notice. The SEDA has a two year term and may be terminated by us at any time. As of December 31, 2010, we have not drawn down any amounts under the SEDA.

In August 2008, we issued 10,714,655 shares of our common stock plus warrants to purchase a total of 2,678,644 additional shares of common stock to certain institutional investors in a private placement, resulting in gross proceeds of $31.1 million, or $29.2 million net of offering expenses.

In February 2008, we entered into a credit facility with GE Capital Corporation and Oxford Finance Corporation. At the same time, we combined the amounts outstanding under the 2005 Credit Facility with the newly issued notes (collectively the “2008 Credit Facility”). The 2008 Credit Facility provided an incremental $5.0 million to fund our working capital needs, and is secured by substantially all of our tangible assets. In connection with the 2008 Credit Facility, we issued warrants to purchase 43,000 shares of common stock. The warrants have a ten-year term and are exercisable at a price of $4.68 per share. The warrants allow for net share settlement.

Cash used in operating activities was $23.9 million for the year ended December 31, 2010 and was primarily attributable to our $25.5 million net loss, a $1.3 million increase in prepaid expenses and a $500,000 decrease in accrued expenses, partially offset by $2.9 million in non-cash charges related to depreciation, amortization and non-cash interest and stock based compensation. Cash used in operating activities was $22.3 million for the year ended December 31, 2009 and was primarily attributable to our $25.9 million net loss, offset by $3.0 million in non-cash charges related to depreciation, amortization and non-cash interest and stock based compensation. Cash used in operating activities was $24.9 million for the year ended December 31, 2008 and was primarily attributable to our $28.2 million net loss, offset by $3.2 million in non-cash charges related to depreciation, amortization and non-cash interest and stock based compensation.

Cash used in investing activities was $30.3 million for the year ended December 31, 2010 and was primarily attributable to purchases of marketable securities partially offset by maturities of marketable securities. Cash provided by investing activities was $24.0 million for the year ended December 31, 2009 and was primarily attributable to maturities of marketable securities partially offset by purchases of marketable securities. Cash used in investing activities was $1.8 million for the year ended December 31, 2008 and was primarily attributable to purchases of marketable securities partially offset by maturities of marketable securities.

Cash provided by financing activities was $69.9 million for the year ended December 31, 2010 and was primarily attributable to $72.6 million in net proceeds from our public and private offerings, partially offset by $2.9 million used for repayments of debt. Cash used in financing activities was $3.1 million for the year ended December 31, 2009 and was primarily attributable to $3.0 million used for repayments of debt. Cash provided by financing activities was $28.8 million for the year ended December 31, 2008 and was primarily attributable to $29.2 million in net proceeds from a private offering and an incremental $5.0 million in borrowings under our 2008 credit facility, partially offset by $5.3 million used for repayments of debt.

We expect to incur continuing and increasing losses from operations for at least the next several years as we seek to:

•	continue clinical testing of ACH-1625;

•	initiate clinical testing of ACH-2684 and ACH-2928; and

•	identify and progress additional drug candidates.

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

We believe that our existing cash and cash equivalents will be sufficient to meet our projected operating requirements through at least December 31, 2011. However, our funding resources and requirements may change and will depend upon numerous factors, including but not limited to:

•	the costs involved in the clinical development, manufacturing and formulation of ACH-1625, ACH-2684 and ACH-2928;

•	our ability to enter into corporate collaborations for our HCV candidates and the terms and success of these collaborations;

•	any partnership opportunities that may arise for elvucitabine, ACH-702 or ACH-2881 that we determine to pursue;

•	the costs involved in obtaining regulatory approvals for our drug candidates;

•	the scope, prioritization and number of programs we pursue;

•	the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent and other intellectual property claims;

•	our ability to raise incremental debt or equity capital, including any changes in the credit market that may impact our ability to obtain capital in the future;

•	our acquisition and development of new technologies and drug candidates; and

•	competing technological and market developments currently unknown to us.

We intend to augment our cash balance through financing transactions, including the issuance of debt or equity securities, and/or further corporate alliances. There can be no assurance that we will be able to obtain adequate levels of additional funding or favorable terms, if at all. If adequate funds are not available, we will be required to:

•	delay, reduce the scope of or eliminate research and development programs;

•

obtain funds through arrangements with collaborators or others on terms unfavorable to us or that may require us to relinquish rights to certain drug candidates that we might otherwise seek to develop or commercialize independently; and/or

•	pursue merger or acquisition strategies.

Any future equity funding may dilute the ownership of our equity investors.

In July 2009, we implemented a restructuring plan that reduced employee headcount by approximately 25% to approximately 40. The restructuring plan was implemented following a strategic assessment of our portfolio of therapeutic compounds. During the assessment, our management and board of directors determined that we would focus our discovery and development efforts on our HCV therapeutics. Based on this strategic assessment, we prioritized certain projects and assessed the staffing levels required to accomplish our revised goals, resulting in a reduction of staff.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Contractual Obligations and Commitments

The following table sets forth a summary of our commitments as of December 31, 2010:

	Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Debt, including interest	$469	$469	$—	$—	$—
Operating lease obligations	3,879	575	1,205	1,269	830
Clinical research obligations	15,492	12,382	3,102	8	—
Research obligations and licenses	475	95	190	190	—
Other license and research development agreements	1,250	—	—	100	1,150

Total	$21,565	$13,521	$4,497	$1,567	$1,980

Other license and research development agreements consists of potential payments due to Vion and Emory upon the achievement of specified development milestones.

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

Nicholas Simon

In connection with Clarus Ventures, LLC’s (“Clarus”) agreement to invest in Achillion, the Board of Directors of the Company elected Nicholas Simon as a Class I member of the Board of Directors to serve until his successor is duly elected and qualified. Mr. Simon is a managing director of Clarus.

In August 2008, Clarus purchased units consisting of 5,163,689 shares of common stock and common stock warrants to purchase 1,290,922 shares of common stock for an aggregate purchase price of $15 million. Additionally, in August 2010, Clarus purchased 4,875,502 shares of common stock and warrants to purchase 1,706,426 shares of common stock for an aggregate purchase price of $12.4 million.

As of December 31, 2010, Clarus is the beneficial owner of approximately 20% of our total issued and outstanding shares.

Nicole Vitullo

In connection with Domain Associates, LLC’s. (“Domain”) agreement to invest in Achillion, the Board of Directors of the Company elected Nicole Vitullo of Domain as a Class II member of the Board of Directors on September 30, 2010 to serve until her successor is duly elected and qualified. Ms. Vitullo is a partner at Domain and has full management responsibility for Domain Public Equity Partners, L.P. In August 2010, Domain purchased 8,032,129 shares of common stock and warrants to purchase 2,811,245 shares of common stock for an aggregate purchase price of $20.4 million.

As of December 31, 2010, Domain is the beneficial owner of approximately 18% of our total issued and outstanding shares.

Recently Issued Accounting Standards

In October 2009, an update was made to ASC 605, Revenue Recognition, which provides accounting principles and application guidance on how revenue arrangements with multiple deliverables should be separated and the consideration allocated. Assuming other criteria are met, this guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition. Allocation of consideration is now based on management’s estimate of the selling price for an undelivered item where there is no other means to determine the fair value of that undelivered item. This update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption of this update is permitted; however, we will be required to apply the provisions of the amendment retrospectively to the beginning of our fiscal year. We do not expect adoption of this standard to have a material effect on our financial position and results of operations.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this assessment, management concluded that, as of December 31, 2010, our internal control over financial reporting is effective based on the criteria set forth in Internal Control—Integrated Framework issued by the COSO.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We intend to file with the Securities and Exchange Commission a definitive Proxy Statement, which we refer to herein as the Proxy Statement, not later than 120 days after the close of the fiscal year ended December 31, 2010. The information required by this item is incorporated herein by reference to the information contained under the sections captioned “Election of Class II Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” of the Proxy Statement. The information required by this item relating to executive officers is included in “Part I, Item 1—Business—Executive Officers of the Registrant” of this Annual Report on Form 10-K on page 26 and is incorporated by reference.

We have adopted a written code of business conduct and ethics, which applies to our principal executive officer, principal financial or accounting officer or person serving similar functions and all of our other employees and members of our board of directors. The text of our amended code of ethics is available on our website at www.achillion.com. We did not waive any provisions of the code of business ethics during the year ended December 31, 2010. If we amend, or grant a waiver under, our code of business ethics that applies to our principal executive officer, principal financial or accounting officer, or persons performing similar functions, we intend to post information about such amendment or waiver on our website at www.achillion.com.

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

(a)(1) Financial Statements

The following documents are included on pages F-1 through F-28 attached hereto and are filed as part of this annual report on Form 10-K.

(a)(2) Financial Statement Schedules

Not applicable

(a)(3) List of Exhibits

The exhibits which are filed with this report or which are incorporated herein by reference are set forth in the Exhibit Index hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 3, 2011.

ACHILLION PHARMACEUTICALS, INC.

By:	/S/ MICHAEL D. KISHBAUCH
Michael D. Kishbauch President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 3, 2011.

Signature	Title	Date

/S/ MICHAEL D. KISHBAUCH Michael D. Kishbauch	President and Chief Executive Officer and Director (Principal executive officer)	March 3, 2011

/S/ MARY KAY FENTON Mary Kay Fenton	Senior Vice President and Chief Financial Officer (Principal financial and accounting officer)	March 3, 2011

/S/ JASON FISHERMAN, M.D. Jason Fisherman, M.D.	Director	March 3, 2011

/S/ GARY E. FRASHIER Gary E. Frashier	Director	March 3, 2011

/S/ DENNIS LIOTTA Dennis Liotta	Director	March 3, 2011

/S/ DAVID SCHEER David Scheer	Chairman of the Board	March 3, 2011

/S/ NICHOLAS SIMON Nicholas Simon	Director	March 3, 2011

/S/ ROBERT VAN NOSTRAND Robert Van Nostrand	Director	March 3, 2011

/S/ NICOLE VITULLO Nicole Vitullo	Director	March 3, 2011

/S/ DAVID WRIGHT David Wright	Director	March 3, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Achillion Pharmaceuticals, Inc.

In our opinion, the accompanying balance sheets and the related statements of operations, stockholders’ equity and comprehensive loss and cash flows present fairly, in all material respects, the financial position of Achillion Pharmaceuticals, Inc. at December 31, 2010 and December 31, 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut

March 3, 2011

Achillion Pharmaceuticals, Inc.

Balance Sheets

(in thousands, except per share amounts)

	As of December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$25,373	$9,712
Marketable securities	29,827	—
Accounts receivable	246	65
Prepaid expenses and other current assets	2,052	768

Total current assets	57,498	10,545
Fixed assets, net	468	876
Deferred financing costs	117	149
Restricted cash	152	100

Total assets	$58,235	$11,670

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,672	$2,277
Accrued expenses	2,061	2,598
Current portion of long-term debt	469	2,867

Total current liabilities	5,202	7,742
Deferred revenue	2,489	2,489
Long Term debt	—	417

Total liabilities	7,691	10,648

Commitments (Notes 14 and 15)
Stockholders’ Equity:
Preferred Stock, undesignated, $.01 par value; 5,000 shares authorized at December 31, 2010 and 2009; no shares issued or outstanding	—	—
Common Stock, $.001 par value; 100,000 shares authorized at December 31, 2010 and 2009; 58,376 and 26,706 shares issued and outstanding at December 31, 2010 and 2009, respectively	58	27
Additional paid-in capital	281,878	206,908
Accumulated deficit	(231,394)	(205,913)
Accumulated other comprehensive income	2	—

Total stockholders’ equity	50,544	1,022

Total liabilities and stockholders’ equity	$58,235	$11,670

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Operations

(in thousands, except per share amounts)

	Years Ended December 31,
	2010	2009	2008
Revenue	$2,436	$(294)	$(234)

Operating expenses
Research and development	20,529	18,419	21,018
General and administrative	7,205	6,553	6,546
Restructuring charges (Note 13)	—	274	—

Total operating expenses	27,734	25,246	27,564

Loss from operations	(25,298)	(25,540)	(27,798)
Other income (expense)
Interest income	101	172	707
Interest expense	(284)	(564)	(1,060)

Net loss	$(25,481)	$(25,932)	$(28,151)

Basic and diluted net loss per share attributable to common stockholders (Note 4)	$(0.57)	$(0.98)	$(1.42)

Weighted average shares used in computing basic and diluted net loss per share attributable to common stockholders	45,079	26,537	19,812

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Stockholders’ Equity and Comprehensive Loss for the Years Ended December 31, 2008, 2009 and 2010

(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2007	15,637	16	173,301	(151,830)	51	21,538
Net loss	—	—	—	(28,151)	—	(28,151)
Unrealized gain on marketable securities	—	—	—	—	64	64

Comprehensive loss	—	—	—	—	—	(28,087)
Stock compensation	—	—	2,182	—	—	2,182
Issuance of common stock and warrants in connection with the private placement, net of issuance costs	10,715	10	29,143	—	—	29,153
Issuance of common stock upon exercise stock options	13	—	21	—	—	21
Issuance of common stock under the Employee Stock Purchase Plan	34	—	59	—	—	59
Warrants issued in connection with debt financing	—	—	155	—	—	155

Balances at December 31, 2008	26,399	$26	$204,861	$(179,981)	$115	$25,021
Net loss	—	—	—	(25,932)	—	(25,932)
Unrealized loss on marketable securities	—	—	—	—	(115)	(115)

Comprehensive loss	—	—	—	—	—	(26,047)
Stock compensation	—	—	1,940	—	—	1,940
Issuance of common stock upon exercise stock options	3	—	5	—	—	5
Issuance of common stock under the Employee Stock Purchase Plan	113	—	102	—	—	102
Issuance of common stock in connection with Standby Equity Distribution Agreement	191	1	—	—	—	1

Balances at December 31, 2009	26,706	$27	$206,908	$(205,913)	$—	$1,022
Net loss	—	—	—	(25,481)	—	(25,481)
Unrealized loss on marketable securities	—	—	—	—	2	2

Comprehensive loss	—	—	—	—	—	(25,479)
Stock compensation	—	—	2,263	—	—	2,263
Issuance of common stock upon exercise stock options	26	—	77	—	—	77
Issuance of common stock under the Employee Stock Purchase Plan	53	—	99	—	—	99
Issuance of common stock and warrants in connection with the public offering and private placement, net of issuance costs	31,591	31	72,531	—	—	72,562

Balances at December 31, 2010	58,376	$58	$281,878	$(231,394)	$2	$50,544

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities
Net loss	$(25,481)	$(25,932)	$(28,151)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	615	987	828
Noncash stock-based compensation	2,263	1,940	2,182
Noncash interest expense	52	70	159
Loss on disposal of equipment	6	—	4
Amortization of premium (discount) on securities	325	125	(320)
Changes in operating assets and liabilities:
Accounts receivable	(181)	(65)	136
Prepaid expenses and other current assets	(1,348)	490	490
Accounts payable	395	(267)	461
Accrued expenses	(537)	338	(618)
Deferred revenue	—	—	(81)

Net cash used in operating activities	(23,891)	(22,314)	(24,910)

Cash flows from investing activities
Purchase of fixed assets	(169)	(42)	(77)
Release of restriction on cash	—	53	52
Purchase of available for sale marketable securities	(39,700)	(7,339)	(40,239)
Maturities of marketable securities	9,550	31,396	38,464

Net cash (used in) provided by investing activities	(30,319)	24,068	(1,800)

Cash flows from financing activities
Proceeds from issuance of Common Stock and warrants in connection with the public offering and private placement, net of issuance costs	72,562	—	29,153
Proceeds from exercise of stock options	77	6	21
Proceeds from sale of stock under the Employee Stock Purchase Plan	99	102	59
Borrowings under notes payable	—	—	5,000
Repayments of debt	(2,867)	(3,035)	(5,320)
Payment of deferred financing costs	—	(175)	(114)

Net cash provided by (used in) financing activities	69,871	(3,102)	28,799

Net increase (decrease) in cash and cash equivalents	15,661	(1,348)	2,089
Cash and cash equivalents, beginning of period	9,712	11,060	8,971

Cash and cash equivalents, end of period	$25,373	$9,712	$11,060

Supplemental disclosure of cash flow information
Cash paid for interest	$207	$468	$854
Supplemental disclosure of noncash financing activities
Issuance of warrants in connection with debt financing	$—	$—	$155
Issuance of common stock for Standby Equity Distribution Agreement commitment fee	$—	$300	$—

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

The Company incurred losses of $217,532 from inception through December 31, 2010 and had an accumulated deficit of $231,394 at December 31, 2010, which includes preferred stock dividends recognized until the Company’s initial public offering in 2006. The Company has funded its operations primarily through the sale of equity securities, borrowings from debt facilities and the receipt of milestone and cost-sharing receipts from its collaboration partner, Gilead Sciences, Inc. (“Gilead”).

The Company believes that its existing cash, cash equivalents and marketable securities will be sufficient to support its current operating plan through at least December 31, 2011. However, the Company’s operating plan may change as a result of many factors, including but not limited to:

•	the costs involved in the clinical development, manufacturing and formulation of ACH-1625, ACH-2684 and ACH-2928;

•	the Company’s ability to enter into corporate collaborations for its HCV candidates and the terms and success of these collaborations;

•	any partnership opportunities that may arise for elvucitabine, ACH-702 or ACH-2881 that the Company determines to pursue; and

•	the Company’s ability to raise incremental debt or equity capital, including any changes in the credit market that may impact its ability to obtain capital in the future.

In January 2010, the Company issued 10,275 shares of its common stock in an underwritten public offering. In February 2010, the Company issued an additional 1,541 shares of common stock in connection with the underwriter’s exercise of an over-allotment option. The Company received net proceeds of $22,628.

In August 2010, the Company issued 19,775 shares of its common stock and warrants to purchase 6,921 shares of common stock in a private placement to institutional and other accredited investors. The Company received net proceeds of $49,934 (see Note 3).

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

When the Company determines that an arrangement should be accounted for as a single unit of accounting, it must determine the period over which the performance obligations will be performed and revenue related to upfront license payments will be recognized. Revenue will be recognized using either a proportionate performance or straight-line method. The Company recognizes revenue using the proportionate performance method provided that it can reasonably estimate the level of effort required to complete our performance obligations under an arrangement and such performance obligations are provided on a best-efforts basis. Under the proportionate performance method, periodic revenue related to up-front license payments is recognized as the percentage of actual effort expended in that period to total effort expected for all of its performance obligations under the arrangement. Actual effort is generally determined based upon actual direct labor hours or full-time equivalents (“FTE”) incurred and include research and development activities performed by internal scientists. Total expected effort is generally based upon the total direct labor hours of FTEs incorporated into the detailed budget and project plan that is agreed to by both parties to the collaboration. Significant management judgment is required in determining the level of effort required under an arrangement and the period over which the Company expects to complete the related performance obligations. In the event that a change in estimate occurs, the change will be accounted for using the cumulative catch-up method which provides for an adjustment to revenue in the current period. Estimates of the Company’s level of effort may change in the future, resulting in a material change in the amount of revenue recognized in future periods, including negative revenue in some periods. If Gilead elects not to pursue additional back-up compounds, the Company will then recognize the remaining balance of deferred revenue relating to upfront, milestone and FTE payments received under the collaboration.

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

Substantive milestone payments are recognized upon achievement of the milestone. Determining whether a milestone is substantive requires judgment that should be made at the inception of the arrangement. To meet the definition of a substantive milestone, the consideration earned by achieving the milestone (1) would have to be commensurate with either the level of effort required to achieve the milestone or the enhancement in the value of the item delivered, (2) would have to relate solely to past performance, and (3) should be reasonable relative to all deliverables and payment terms in the arrangement. No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement.

Reimbursement of costs is recognized as revenue provided the amounts are determinable and collection of the related receivable is reasonably assured. Amounts owed to Gilead for external costs are treated as contra revenue as the Company concluded that it does not receive a separate identifiable benefit.

At the current time, the Company cannot accurately estimate its future obligations under the Gilead collaboration as it has not identified a new lead compound that will be developed jointly. Therefore, during the years ended December 31, 2010 and 2009, the Company did not recognize any revenue from upfront, milestone and FTE fees previously received under the collaboration. The Company will determine if it is able to estimate its remaining total performance obligations when and if a new lead compound under the collaboration is identified.

In September 2009, the Company and Gilead amended their collaboration arrangement so that the Company could continue to develop ACH-1095 independently, while Gilead may join the Company in developing ACH-1095 at clinical proof-of-concept, as defined. The Company will bear all costs associated with ACH-1095 development. If Gilead elects to regain rights to ACH-1095, Gilead will reimburse the Company for all ACH-1095 development costs incurred during the interim period, and all original milestone and royalty payments described in the License Agreement will again apply to ACH-1095. Gilead is under no obligation to exercise its right with respect to ACH-1095. If Gilead elects not to exercise its right to ACH-1095 within forty-five (45) days after proof-of-concept, the Company shall gain all rights to ACH-1095 and Gilead will then have the right to designate a new lead compound. The Company continues to be responsible for back-up activities, which includes preclinical assessment of a limited number of other NS4A antagonists. Gilead will otherwise be responsible for all manufacturing, formulation and commercialization activities associated with such compounds, if nominated, including all regulatory filings and clinical trials after proof-of-concept.

The Company recognizes grant revenue when the following criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. For the year ended December 31, 2010, the Company’s grant revenue consisted of amounts related to a Small Business Innovation Research, or SBIR, grant by the National Institutes of Health and revenue related to the Qualifying Therapeutic Discovery Project program, or QTDP. The SBIR grant was for the further study of a back-up series of compounds related to ACH-702 for the treatment of tuberculosis infection. The QTDP program was created by the United States Congress as part of the Patient Protection and Affordable Care Act and provided for reimbursement of certain costs paid or incurred during 2009 and 2010 directly related to the conduct of a Qualifying Therapeutic Discovery Project, as defined. The Department of Health and Human Services designated such projects based on the potential for them to result in new therapies to treat areas of unmet medical need, the potential to create and sustain jobs in the U.S. and to advance U.S. competitiveness.

Stock-Based Compensation—Employee Stock-Based Awards

The Company applies ASC 718, Stock Compensation, which requires measurement and recognition of compensation expense for all stock-based awards made to employees and directors, including employee stock options and employee stock purchases under our 2006 ESPP Plan based on estimated fair values. Due to the Company’s limited exercise history and the period of time that its shares have been publicly traded, the Company utilizes the simplified method in developing an estimate of the expected term of “plain vanilla” share options.

The Company primarily grants qualified stock options for a fixed number of shares to employees with an exercise price equal to the market value of the shares at the date of grant. To the extent that the amount of the aggregate fair market value of qualified stock options that become exercisable for an individual exceeds $100,000 during any tax year, those stock options are treated as non qualified stock options. Under the fair value recognition provisions, stock-based compensation cost is based on the value of the portion of stock-based awards that is ultimately expected to vest. Stock-based compensation expense recognized during the years ended December 31, 2009 and 2008 includes compensation expense for stock-based awards granted prior to, but not yet vested as of December 31, 2005, as well as amounts related to the stock-based awards granted subsequent to December 31, 2005, based on the fair value on the grant date.

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

If factors change and the Company employs different assumptions in future periods, the compensation expense that it records may differ significantly from what the Company has recorded in the current period.

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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents are stated at cost, which approximates fair value, and include short-term, highly-liquid investments with original maturities of less than three months. The Company also holds certificates of deposit, which collateralize the Company’s facility lease which are classified as restricted cash in the accompanying balance sheets. The restricted cash will be released from restriction in 2017.

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

Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; or

Level 3: Unobservable inputs.

The fair value of the Company’s securities of $29,827 as of December 31, 2010 was valued based on level 2 inputs. At December 31, 2009, all of the Company’s investments have an original maturity of less than 90 days and are classified as cash equivalents. The Company’s investments consist mainly of U.S government and agency securities, government sponsored bond obligations and certain other corporate debt securities. Fair value is determined based upon quoted market prices; however, due to lack of sufficiency of transactions and trading volume, the Company has assessed these as level 2 within the fair value hierarchy of ASC 820. The Company classifies its entire investment portfolio as available for sale in accordance with ASC 320, Debt and Equity Securities.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash, cash equivalents, accounts receivable, and accounts payable are carried at cost, which approximates their fair value because of the short-term maturity of these instruments.

The Company believes that the carrying value of its debt balances outstanding approximates fair value due to the short term nature and fixed interest rates of each loan outstanding.

Concentration of Risk

Concentration of credit risk exists with respect to cash and cash equivalents, accounts receivable, and investments. The Company maintains its cash and cash equivalents and investments with high quality financial institutions. At times, amounts may exceed federally insured deposit limits.

For the years ended December 31, 2010, 2009 and 2008, 7%, 100% and 100% of the Company’s revenue was generated from an agreement with one collaboration partner. At December 31, 2010, 2009 and 2008, 7%, 100% and 0%, respectively of accounts receivable was due from the same collaboration partner.

Fixed Assets

Property and equipment are recorded at cost and are depreciated and amortized over the shorter of their remaining lease term or their estimated useful lives on a straight-line basis as follows:

Laboratory equipment	4-7 years
Office equipment	3-5 years
Leasehold improvements	Lesser of life of improvement or lease term

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

The Company did not have any unrecognized tax benefits as of the date of adoption or December 31, 2010. The Company reviews all tax positions to ensure the tax treatment selected is sustainable based on its technical merits and that the position would be sustained if challenged.

Segment Information

The Company is engaged solely in the discovery and development of innovative anti-infective drug therapies. Accordingly, the Company has determined that it operates in one operating segment.

Accounting Standards Updates

In October 2009, an update was made to ASC 605, Revenue Recognition, which provides accounting principles and application guidance on how revenue arrangements with multiple deliverables should be separated and the consideration allocated. Assuming other criteria are met, this guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition. Allocation of consideration is now based on management’s estimate of the selling price for an undelivered item where there is no other means to determine the fair value of that undelivered item. This update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption of this update is permitted; however, the Company will be required to apply the provisions of the amendment retrospectively to the beginning of its fiscal year. The Company does not expect adoption of this standard to have a material effect on its financial position and results of operations.

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

3. Financing Activities

Private Placements

In August 2010, the Company issued 19,775 shares of the Company’s common stock at a price of $2.49 per share, as well as warrants to purchase 0.35 shares of common stock for each share issued (the “Common Warrants”) of common stock underlying each Common Warrant in a private placement to institutional and other accredited investors (the “Private Placement”). The Common Warrants, which represent the right to acquire an aggregate of 6,921 shares of common stock, expire on August 20, 2024, and are exercisable at a price of $3.1125 per share. The warrants allow for a net share settlement. The Private Placement resulted in net proceeds to the Company of $49,934. The Company intends to use the net proceeds for general corporate purposes, research and development expenses, including clinical trial costs, general and administrative expenses and products and technologies that complement its business. The fees associated with issuing the shares in the private placement were $171 and were recorded as a reduction of additional paid-in capital.

The Common Warrants issued in the Private Placement meet the conditions necessary for equity classification pursuant to ASC 815, Derivatives and Hedging.

Pursuant to the Company’s obligations, in September 2010, the Company filed a registration statement with the Securities and Exchange Commission covering the resale of the 19,775 shares of common stock issued in the Private Placement and the 6,921 shares of common stock issuable upon the exercise of the Common Warrants. This registration statement was declared effective by the Securities and Exchange Commission on September 30, 2010.

In August 2008, the Company issued 10,715 units, with each unit consisting of one share of the Company’s common stock plus a common stock warrant to purchase 0.25 shares of common stock (the “Common Stock Warrants”), at a price of $2.9049 per unit (the “Units”). The Common Stock Warrants, which represent the right to acquire 2,679 shares of common stock, have a seven-year term from the date of issuance, are exercisable at a price of $3.53 per share and are exercisable for cash or by net share settlement. Additionally, the Company issued certain unit warrants, pursuant to which the investors had the option to purchase an additional 3,679 units at an exercise price of $2.82 between February 2009 and August 2009 (the “Unit Warrants”). All of the Unit Warrants expired unexercised in August 2009.

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

Public Offering

In January 2010, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Roth Capital Partners, LLC, Noble Financial Capital Markets and National Securities Corporation, as underwriters (the “Underwriters”), related to a public offering of shares of the Company’s common stock, par value $.001 per share, at a price of $2.08 per share less underwriting discounts and commissions (the “Offering”). The Company issued and sold 10,275 shares of common stock in connection with the Offering in January 2010.

In February 2010, the Company issued and sold an additional 1,541 shares of common stock in connection with the exercise of the over-allotment option that was granted to the underwriters in the Underwriting Agreement.

The Offering resulted in net proceeds to the Company of $22,628. The Company intends to use the net proceeds for general corporate purposes, research and development expenses, including clinical trial costs, general and administrative expenses and products and technologies that complement its business.

Standby Equity Distribution Agreement (“SEDA”)

In July 2009, the Company entered into a SEDA with YA Global pursuant to which the Company may, at its sole and exclusive option, periodically sell to YA Global shares of its common stock, $0.001 par value per share, for total proceeds of up to $15,000. Each advance under the SEDA shall not exceed the greater of $300 or the average daily trading volume of the Company’s common stock for the five consecutive trading days prior to the notice date. Advance notices may be given to YA Global once every five trading days. For each share of common stock purchased pursuant to an advance under the SEDA, YA Global will pay to the Company ninety-five percent of the lowest volume-weighted average price of the common stock on the NASDAQ Global Market during the five consecutive trading days following delivery by the Company of an advance notice. Additionally, in no event shall the number of shares of common stock issued under the SEDA cause YA Global to own more than 9.99% of the Company’s common stock as of July 1, 2009 (5,292 shares), unless the Company obtains stockholder approval or obtains a written opinion from counsel that such approval is not required. The Company is not obligated to utilize any of the $15,000 available under the SEDA and there are no minimum commitments or minimum use penalties. The Company issued YA Global 191 shares of its common stock as a commitment fee in connection with the transaction and also paid a due diligence and structuring fee of $25. These shares of common stock, as well as any additional shares of common stock the Company may issue pursuant to the SEDA in the future, have been registered on a registration statement that was declared effective on September 21, 2009. The SEDA has two year term and may be terminated by the Company at any time. The Company capitalized $105 of issuance costs related to the SEDA. As of December 31, 2010, there were no advances under the SEDA.

4. Earnings (Loss) Per Share (“EPS”)

Basic EPS is calculated in accordance with ASC 260, Earnings Per Share, by dividing net income or loss attributable to common stockholders by the weighted average common stock outstanding. Diluted EPS is calculated by adjusting weighted average common shares outstanding for the dilutive effect of common stock options and warrants. In periods in which a net loss is recorded, no effect is given to potentially dilutive securities, since the effect would be antidilutive. Securities that could potentially dilute basic EPS in the future were not included in the computation of diluted EPS because to do so would have been antidilutive. Potentially dilutive securities were as follows for the years ended December 31, 2010, 2009 and 2008 (prior to consideration of the treasury stock method):

	Years Ended December 31,
	2010	2009	2008
Options	5,860	3,320	2,596
Warrants	9,677	2,785	6,711

Total potentially dilutive securities outstanding	15,537	6,105	9,307

5. Collaboration Arrangements

Gilead Sciences, Inc.

In November 2004, the Company entered into a research collaboration and license agreement with Gilead Sciences, Inc. pursuant to which the Company agreed to collaborate exclusively with Gilead throughout the world to develop and commercialize compounds for the treatment of chronic hepatitis C and which inhibit HCV replication through a novel mechanism of action targeting the HCV NS4A protein. In September 2009, the Company and Gilead amended the collaboration arrangement so that the Company may continue to develop ACH-1095 independently during an “Interim Period,” while Gilead may rejoin in the development of ACH-1095 at clinical proof-of-concept, as defined. At this time, however, the Company has elected not to devote significant resources to clinical development of ACH-1095.

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

The Company received $10,000 from Gilead upon the execution of the license agreement, consisting of license fees and an equity investment, and could receive development, regulatory and sales milestone payments, if there is successful development of an NS4A compound. The Company may also receive royalties on net sales of products if commercialization is achieved.

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

At this time, the Company cannot accurately estimate its future obligations under the collaboration as it has not identified a new lead compound that will be developed jointly. Therefore, during the years ended December 31, 2010 and 2009, the Company did not recognize revenue from upfront, milestone and full-time equivalent, or “FTE” fees previously received under the collaboration. The Company will determine its remaining obligations if and when a new lead compound is identified.

During the years ended December 31, 2010, 2009 and 2008, the Company recognized revenue of $180, $(294) and $(234), respectively, under the Gilead Arrangement, of which $0, $0 and $81, respectively, related to the recognition of the non-refundable upfront fee, a pre-proof-of-concept milestone and FTE reimbursements recognized under the proportionate performance model. The remaining $180, $(294) and $(315) recognized during the years ended December 31, 2010, 2009 and 2008 related to external costs billed by the Company to Gilead, net of Gilead billings to the Company of $0, $523 and $1,126 for the years ended December 31, 2010, 2009 and 2008, respectively.

Payments to Gilead under this collaboration are recognized as a reduction in revenue. Recognition of external costs incurred by Gilead exceeded amounts recognized under the proportionate performance model, resulting in negative revenue for the years ended December 31, 2009 and 2008.

Included in the accompanying balance sheets as of December 31, 2010 and 2009 are $18 and $61 respectively, of accounts receivable resulting from this collaboration agreement and $2,489 and $2,489, respectively, of deferred revenue resulting from the up-front fee, a milestone payment, and FTE costs.

GCA Therapeutics, Ltd.

In February 2010, the Company entered into a license agreement (the “Agreement”) with GCA Therapeutics, Ltd. (“GCAT”) for elvucitabine, the Company’s nucleoside reverse transcriptase inhibitor for the treatment of both hepatitis B virus (“HBV”) infection and human immunodeficiency virus (“HIV”) infection. The Agreement was amended and restated in March 2010. The exclusive license grants GCAT the right, through a Chinese joint venture with Tianjing Institute of Pharmaceutical Research, to clinically develop and commercialize elvucitabine in mainland China, Hong Kong and Taiwan.

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

6. Marketable Securities

The fair value of the Company’s marketable securities of $29,827 and $0 as of December 31, 2010 and 2009, respectively, is valued based on level 2 inputs. The Company’s investments consist mainly of commercial paper and corporate debt securities. Fair value is determined based upon quoted market prices; however, due to lack of sufficiency of transactions and trading volume, the Company has assessed these as level 2 within the fair value hierarchy of ASC 820. The Company classifies its entire investment portfolio as available for sale as defined in ASC 320, Debt and Equity Securities. The contractual maturities of all marketable securities held at December 31, 2010 are less than one year. Securities are carried at fair value with the unrealized gains (losses) reported as a separate component of stockholders’ equity.

The unrealized gain from marketable securities was $2 and $0 at December 31, 2010 and 2009, respectively.

As of December 31, 2010, none of the Company’s investments were determined to be other than temporarily impaired.

The following table summarizes our investments:

	As of December 31,
	2010			2009
	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value
Commercial Paper	$17,482	$9	$17,491	$—	$—	$—
Corporate Debt Securities	$12,343	$(7)	$12,336	$—	$—	$—

Total	$29,825	$2	$29,827	$—	$—	$—

7. Prepaid Expenses and Other Current Assets

A summary of other current assets is as follows:

	As of December 31,
	2010	2009
Prepaid research and development costs	$1,250	$204
Tax credit receivable	130	149
Maintenance agreements	218	149
Interest receivable	288	7
Prepaid insurance	60	103
Deferred financing costs	—	77
Other prepaid expenses	106	79

Total	$2,052	$768

8. Fixed Assets, net

A summary of property and equipment is as follows:

	As of December 31,
	2010	2009
Laboratory equipment	$2,883	$3,287
Office equipment	588	605
Leasehold improvements	2,898	3,460

	6,369	7,352
Less—accumulated depreciation and amortization	(5,901)	(6,476)

Total	$468	$876

Depreciation expense was $571, $936 and $778 for the years ended December 31, 2010, 2009 and 2008, respectively.

9. Accrued Expenses

Accrued expenses consist of the following:

	As of December 31,
	2010	2009
Accrued compensation	$978	$1,407
Accrued research and development expenses	676	760
Accrued professional	317	296
Other accrued expenses	90	135

Total	$2,061	$2,598

Accrued research and development expenses are comprised of amounts owed to third-party contract research organizations or CROs, clinical investigators, laboratories and data managers for research and development work performed on behalf of the Company.

10. Debt

Debt consists of the following:

	As of December 31,
	2010	2009
CII Term Loan, payable in monthly installments of $13 through September 2010 with a final balloon payment of $686, with interest at 7.5% per annum	$—	$749
2003 Credit Facility, payable in monthly installments as the individual notes mature through December 2010, with interest ranging from 7.75% to 9.06% per annum	—	148
2008 Credit Facility, payable in monthly installments as notes mature through March 2011, with interest of 9.97% to 11.58% per annum	469	2,387

Total long-term debt	469	3,284
Less: current portion	(469)	(2,867)

Total long-term debt, net of current portion	$—	$417

In February 2008, the Company entered into a credit facility with GE Capital Corporation and Oxford Finance Corporation. The 2008 Credit Facility provided an incremental $5,000 to fund the Company’s working capital needs, and is collateralized by substantially all of the Company’s tangible assets. In connection with the 2008 Credit Facility, the Company issued warrants to purchase 43 shares of common stock at an exercise price of $4.68 per share. The fair value of the warrants at the date of issuance was estimated to be $155, utilizing the Black Scholes method and was recorded as a debt discount. This amount is being amortized as interest expense over the term of the loan.

Each of the Company’s debt agreements contains certain subjective acceleration clauses, such that upon the occurrence of a material adverse change in the financial condition, business or operations of the Company in the view of the lenders, amounts outstanding under the agreement may become immediately due and payable. At December 31, 2010, the Company believes the occurrence of a material change is remote. The Company has no indication that it is in default of any such clauses, and none of the Company’s lenders have accelerated scheduled loan payments as a result of these provisions.

The Company believes that the carrying value of its debt balances outstanding approximates fair value due to the short term nature and fixed interest rates of each loan outstanding.

11. Capital Structure

Preferred Stock

At December 31, 2010, the Company had 5,000 authorized shares of undesignated Preferred Stock of which no shares were issued and outstanding.

Common Stock

At December 31, 2010, the Company had 100,000 authorized shares of $0.001 par value common stock. As of December 31, 2010 there were 16,978 shares reserved for future exercise of outstanding stock options, warrants and shares available for issuance under the Company’s 2006 Stock Incentive Plan and 2006 Employee Stock Purchase Plan.

Warrants

At December 31, 2010, there were 9,677 warrants outstanding with a weighted average exercise price of $3.27.

In February 2008, the Company entered into a credit facility with GE Capital Corporation and Oxford Finance Corporation. In connection with the 2008 Credit Facility, the Company issued warrants to purchase 43 shares of common stock at an exercise price of $4.68 per share. The fair value of the warrants at the date of issuance was estimated to be $155, utilizing the Black Scholes method, was recorded as a debt discount and was amortized as interest expense over the term of the loan.

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

On August 18, 2010, the Company issued to certain institutional investors 6,921 warrants in a private placement. The common warrants have a seven-year term from the date of issuance, are exercisable at a price of $3.11 per share and are exercisable for cash or by net share settlement.

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

2006 Stock Incentive Plan

The Company’s 2006 stock incentive plan, or the 2006 Plan, was adopted by the Company’s board of directors in May 2006, amended by its board of directors in September 2006, approved by its stockholders in September 2006 and became effective in October 2006, upon the closing of the Company’s initial public offering. The Company originally reserved for issuance 750 shares of common stock under the 2006 Plan. In addition, the Plan contained an “evergreen” provision, which allowed for an annual increase in the number of shares available for issuance under the plan on the first day of each fiscal year during the period beginning on the first day of fiscal year 2007 and ending on the second day of fiscal year 2010. The annual increase in the number of shares was equal to the lowest of:

•	750 shares;

•	a number of shares that, when added to the number of shares already reserved under the plan, equals 5% of our outstanding shares as of such date; or

•	an amount determined by the Company’s board of directors.

Under the evergreen provision, the Company registered an additional 2,673 shares of common stock to be issued under the Company’s 2006 Plan through December 31, 2010.

On June 10, 2010, stockholders of the Company approved an amendment to the 2006 Plan to increase by 3,000 shares the number of shares of common stock reserved for issuance under the 2006 Plan from 3,423 shares to 6,423 shares.

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

As of December 31, 2010, there were 1,175 shares available to be granted under the 2006 Plan.

A summary of the status of the Company’s stock option activity for the year ended December 31, 2010 is presented in the table and narrative below:

	2010
	Options	Weighted Average Exercise Price
Outstanding at January 1, 2010	3,320	$4.10
Granted	2,578	3.09
Exercised	(26)	2.93
Forfeited/Cancelled	(12)	1.65

Outstanding at December 31, 2010	5,860	$3.67

Options exercisable at December 31, 2010	2,339	$4.74

Options vested and expected to vest at December 31, 2010	5,591	$3.70

The following table summarizes information about stock options outstanding at December 31, 2010:

	Options Outstanding			Options Vested
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Vested	Weighted Average Exercise Price
$0.00 – $2.00	1,304	6.3	$1.22	878	$1.32
$2.01 – $4.00	3,492	9.4	3.17	551	3.41
$4.01 – $6.00	684	6.9	5.00	531	5.02
$6.01 – $8.00	30	6.7	7.38	30	7.38
$12.01 – $14.00	2	5.8	14.00	2	14.00
$14.01 – $16.00	344	6.0	14.75	344	14.75
$18.01 – $20.00	4	6.1	19.00	3	19.00

	5,860	8.2	$3.67	2,339	$4.74

As of December 31, 2010, the intrinsic value of the options outstanding and options vested was $7,244 and $2,894, respectively. The intrinsic value for stock options is calculated based on the difference between the exercise prices of the underlying awards and the quoted stock price of the Company’s common stock as of the reporting date.

The total intrinsic value, the amount by which the stock price exceeds the exercise price of the option on the date of exercise, of stock options exercised for the years ended December 31, 2010, 2009 and 2008 was $2, $1 and $15, respectively.

The weighted-average grant-date fair value of options granted during the years ended December 31, 2010, 2009 and 2008 was $2.25, $2.08 and $0.84, respectively. The weighted-average grant-date fair value of options vested at December 31, 2010 and 2009 was $3.66 and $4.06, respectively.

The weighted average remaining contractual life is 6.4 years for options exercisable and 8.2 years for options vested and expected to vest.

Stock Based Compensation

The Company applies the provisions of ASC 718, Stock Compensation, which requires measurement and recognition of compensation expense for all stock-based awards made to employees and directors, including employee stock options and employee stock purchases under the Company’s 2006 ESPP Plan based on estimated fair values.

Under the provisions of ASC 718, stock-based compensation cost is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized during the years ended December 31, 2009 and 2008 includes compensation expense for stock-based awards granted prior to, but not yet vested as of December 31, 2005, based on the fair value on the grant date and compensation expense for the stock-based awards granted subsequent to December 31, 2005.

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

The assumptions used to value options granted are as follows:

	For the Years Ended December 31,
	2010	2009	2008
Expected term of option	5.0 - 6.1 years	6.1 years	6.1 years
Expected volatility	86% - 87%	79% - 82%	64% - 79%
Risk free interest rate	1.59 - 2.92%	1.97 - 3.04%	1.71 - 3.48%
Expected dividend yield	0%	0%	0%

Total compensation expense recorded in the accompanying statements of operations associated with option grants made to employees for the years ended December 31, 2010, 2009 and 2008 was $2,163, $1,892 and $2,129, respectively. The Company recorded no tax benefit related to these options as the Company is currently in a net operating loss position and maintains a full valuation allowance.

As of December 31, 2010, the total compensation cost related to options not yet recognized in the financial statements is approximately $6,637, net of estimated forfeitures, and the weighted average period over which it is expected to be recognized is 1.8 years.

2006 Employee Stock Purchase Plan

The Company established an Employee Stock Purchase Plan effective December 1, 2006 (the “2006 ESPP Plan”). Eligible employees can purchase common stock pursuant to payroll deductions at a price equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six-month offering period. The Company originally reserved for issuance 250 shares of common stock under the 2006 ESPP Plan. On June 10, 2010, stockholders of the Company approved an amendment to the 2006 ESPP Plan to increase by 250 shares the number of shares of common stock reserved for issuance under the 2006 ESPP Plan from 250 shares to 500 shares.

The Company measures the fair value of issuances under the employee stock purchase plan using the Black-Scholes option pricing model at the end of each reporting period. The compensation cost for the Plan consists of the 15% of the grant date stock price discount and the fair value of the option features.

The Company recorded compensation cost of $39, $48 and $42 for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010, 266 shares remained available for future issuance under the 2006 ESPP Plan.

13. Restructuring Plan

In July 2009, the Company implemented a restructuring plan that reduced employee headcount by approximately 25% to approximately 40. The restructuring plan was implemented following a strategic assessment of the Company’s portfolio of therapeutic compounds. During the assessment, the Company’s management and board of directors determined that the Company would focus its discovery and development efforts on its HCV candidates and therefore prioritized certain projects. The Company assessed the staffing levels required to accomplish its revised goals, resulting in a reduction of staff across all functional areas. In connection with this reduction, the Company offered individuals whose employment was terminated a severance package that included severance pay, continuation of benefits and outplacement services. The Company paid $274 of severance benefits.

14. Other License and Research and Development Agreements

The Company has entered into certain HCV license and collaborative research agreements with third parties relating to the Company’s drug discovery and development initiatives. Under these agreements, the Company has been granted certain worldwide non-exclusive licenses to use the licensed compounds or technologies. Included in the accompanying 2010, 2009 and 2008 statements of operations is $145, $140 and $145, respectively, of research and development expense resulting from these arrangements. In order to maintain its rights under these agreements, provided that the Company does not terminate such agreements, the Company will also be required to pay an additional $475 of aggregate minimum payments over the next five years.

In February 2000, the Company entered into a license agreement with Vion Pharmaceuticals, (“Vion”), pursuant to which it obtained a worldwide exclusive sublicense from Vion on the composition of matter and use of elvucitabine. Vion’s license rights were granted to it by Yale University, (“Yale”), and Yale is a party with respect to certain provisions of this agreement. This license covers the use of elvucitabine alone, as a pharmaceutical composition containing elvucitabine alone, or its use as monotherapy to treat HIV. Yale has retained rights to utilize the intellectual property licensed by this agreement for its own noncommercial purposes. Through December 31, 2010, the Company has made aggregate payments of $35 to Yale under this agreement, including a $10 initial license fee and a $25 development milestone payment. Under the terms of the agreement, the Company may be required to make additional milestone payments to Yale of up to an aggregate of $850 for each licensed product based on the achievement of specified development and regulatory approval milestones. The Company is also required to pay Yale specified royalties on net product sales and a specified share of sublicensing fees that it receives under any sublicenses that it grants. No other payments are included in the Company’s financial statements as these payments are contingent on the achievement of certain milestones that have not yet been reached.

In July 2002, the Company entered into a license agreement with Emory University, pursuant to which it obtained a worldwide exclusive license under specified licensed patents to use elvucitabine in combination with other antivirals. Under the license, Emory retains a right to use the intellectual property for educational and research purposes only and also retains the right to approve sublicenses under specified circumstances. Through December 31, 2010, the Company has made aggregate payments of $150 to Emory under this agreement, including an initial license fee of $100 and a development milestone payment of $50. The Company may also be required to make additional payments of up to an aggregate of $400 based on the achievement of specified development and regulatory approval milestones. Under this agreement, the Company is also required to pay Emory specified royalties on net product sales and a specified share of sublicensing fees that it receives under any sublicenses that it grants. As these payments are contingent on the achievement of certain milestones that have not yet been reached, the related amounts are not recognized as expense in the accompanying financial statements.

15. Commitments

401(k) Retirement Plan

The Company has a 401(k) defined contribution retirement plan covering substantially all full-time employees. The Company currently matches employee contributions at a rate of $0.50 cents for each dollar contribution, up to 6% of salary deferrals. However, the decision to match any employee contributions is at the sole discretion of the Company. During the year ended December 31, 2009, the Company only made matching contributions through the first half of 2009. The Company made matching contributions of $165, $89 and $167 for the years ended December 31, 2010, 2009 and 2008.

Operating Leases

The Company leases its operating facility located in New Haven, Connecticut. The lease agreements require monthly lease payments through March 2017. The Company is recording the expense associated with the lease on a straight-line basis over the expected seven-year minimum term of the lease and, as a result, has accrued $31 and $43 at December 31, 2010 and 2009, respectively.

The future minimum annual lease payments under these operating leases at December 31, 2010 are as follows:

Year Ended December 31,
2011	$575
2012	$598
2013	$606
2014	$630
2015	$638
2016	$662
2017	$168

Rent expense under operating leases was approximately $693, 983 and $982 for the years ended December 31, 2010, 2009 and 2008, respectively.

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

The income tax provision (benefit) consists of the following:

	As of December 31,
	2010	2009	2008
Deferred:
Federal and state	$(10,882)	$(11,326)	$(12,762)
Valuation allowance	10,882	11,326	12,762

Total deferred	$—	$—	$—

A reconciliation of the provision for income taxes at statutory rates to the provision in the financial statements is as follows:

	Years Ended December 31,
	2010	2009	2008
Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State tax, net of federal benefit	(5.0)	(5.0)	(5.0)
Other	0.1	0.1	0.1
Share-based compensation	4.2	3.9	1.9
Valuation allowance	34.7	35.0	37.0

	0%	0%	0%

Future tax benefits (deferred tax assets) related to temporary differences are as follows:

	As of December 31,
	2010	2009
Gross deferred tax assets:
Net operating losses	$84,206	$74,674
Tax credits (federal and state)	8,474	7,699
Deferred revenue	1,033	1,033
Other	3,301	2,726

	$97,014	$86,132
Less—valuation allowance	(97,014)	(86,132)

Net deferred tax asset	$—	$—

At December 31, 2010 and 2009, the Company had gross deferred income tax assets of approximately $97,014 and $86,132, respectively, which result primarily from net operating loss and tax credit carryforwards. ASC 740 requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all positive and negative evidence is required when measuring the need for a valuation allowance. The Company’s cumulative loss from inception represents sufficient negative evidence to require a valuation allowance. The Company concluded that it is appropriate to maintain a full valuation allowance for its net deferred tax assets. Additionally, the Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

At December 31, 2010 and 2009, the Company had available the following net operating loss and credit carryforwards:

	As of December 31,
	2010	2009
Federal net operating loss carryforwards	$202,343	$179,409
State net operating loss carryforwards	205,165	182,298
Federal research and development credit carryforwards	5,309	4,927
State research and development credit carryforwards	3,165	2,773

The Company’s federal net operating loss carryforwards expire commencing in 2018 through 2030 and state net operating loss carryforwards which expire commencing in 2020 through 2030 The Company’s federal research and development credit carryforwards expire commencing in 2015 through 2025. The Connecticut research and development carryforwards have no expiration period.

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

The federal and state tax authorities could challenge tax positions taken by the Company for the periods for which there are open tax years. Years subject to audit are years in which unused net operating losses were generated that remain open by the statute of limitations. The Company is open to challenge for the periods of 1999 through 2010 in federal and the State of Connecticut jurisdictions.

The Company did not have any unrecognized tax benefits as of the date of adoption of ASC740 or December 31, 2010.

The State of Connecticut provides companies with the opportunity to exchange certain research and development credit carryforwards for cash in exchange for foregoing the carryforward of the research and development credit. The program provides for such exchange of the research and development credits at a rate of 65% of the annual research and development credit, as defined. During the years ended December 31, 2010, 2009 and 2008, the Company had recorded a benefit of approximately $130, $149 and $132, respectively, for the estimated proceeds from this exchange. This benefit is recorded as a reduction of research and development expenditures.

17. Related Parties

Nicholas Simon

In connection with Clarus Ventures, LLC’s (“Clarus”) agreement to invest in Achillion, the Board of Directors of the Company elected Nicholas Simon as a Class I member of the Board of Directors to serve until his successor is duly elected and qualified. Mr. Simon is a managing director of Clarus.

In August 2008, Clarus purchased units consisting of 5,164 shares of common stock and common stock warrants to purchase 1,291 shares of common stock for an aggregate purchase price of $15 million. Additionally, in August 2010, Clarus purchased 4,875 shares of common stock and warrants to purchase 1,706 shares of common stock for an aggregate purchase price of $12.4 million.

As of December 31, 2010, Clarus is the beneficial owner of approximately 20% of the Company’s total issued and outstanding shares.

Nicole Vitullo

In connection with Domain Associates, LLC’s (“Domain”) agreement in invest in Achillion, the Board of Directors of the Company elected Nicole Vitullo of Domain as a Class II member of the Board of Directors on September 30, 2010 to serve until her successor is duly elected and qualified. Ms. Vitullo is a partner at Domain and has full management responsibility for Domain Public Equity Partners, L.P.

In August 2010, Domain purchased 8,032 shares of common stock and warrants to purchase 2,811 shares of common stock for an aggregate purchase price of $20.4 million.

As of December 31, 2010, Domain is the beneficial owner of approximately 18% of the Company’s total issued and outstanding shares.

18. Unaudited Quarterly Results

The following tables summarize unaudited quarterly financial data for the years ended December 31, 2010 and 2009. This data has been derived from unaudited financial statements that, in the Company’s opinion, include all adjustments necessary for a fair presentation of such information. The operating results for any quarter are not necessarily indicative of results for any future period.

	2010 Quarters
	First	Second	Third	Fourth
Total operating revenue	$74	$187	$170	$2,005
Total operating expenses	5,627	6,504	7,347	8,256
Net loss	(5,637)	(6,384)	(7,217)	(6,243)
Net loss per share—basic and diluted	$(.16)	$(.17)	$(.15)	$(.11)
Weighted average number of shares outstanding—basic and diluted	35,576	38,540	47,576	58,356

	2009 Quarters
	First	Second	Third	Fourth
Total operating revenue	$(293)	$(7)	$(54)	$60
Total operating expenses	6,340	5,997	6,234	6,675
Net loss	(6,724)	(6,091)	(6,391)	(6,726)
Net loss per share—basic and diluted	$(.25)	$(.23)	$(.24)	$(.25)
Weighted average number of shares outstanding—basic and diluted	26,399	26,419	26,655	26,673

EXHIBIT INDEX

Exhibit No.	Exhibit

3.1(2)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Amended and Restated Bylaws.

4.1(1)	Specimen Certificate evidencing shares of common stock.

10.1(1)†	Research Collaboration and License Agreement, dated November 24, 2004, by and between the Registrant and Gilead, Inc.

10.2(2)†	Amendment Number 1 to Research Collaboration and License Agreement, dated November 24, 2004 by and between the Registrant and Gilead, Inc., dated March 26, 2007.

10.3(7)†	Amendment Number 2 to Research Collaboration and License Agreement, dated November 24, 2004 by and between the Registrant and Gilead, Inc., dated January 15, 2009.

10.4(8)†	Amendment Number 3 to Research Collaboration and License Agreement, dated November 24, 2004 by and between the Registrant and Gilead, Inc., dated September 2, 2009.

10.5(10)†	Amended and Restated License Agreement, dated March 5, 2010 by and between the Registrant and GCA Therapeutics, Ltd.

10.6(1)†	License Agreement, dated February 3, 2000, by and between Vion Pharmaceuticals, Inc. and the Registrant, as amended on January 28, 2002.

10.7(1)	Letter Agreement, dated September 22, 2006, by and between the Registrant and Yale University.

10.8(1)†	License Agreement, dated July 19, 2002 by and between the Registrant and Emory University.

10.9*(1)	Employment Agreement between the Registrant and Michael Kishbauch, dated as of July 19, 2004.

10.10*(10)	Second Amended and Restated Employment Agreement and Supplemental Severance Agreement between the Registrant and Milind Deshpande, dated as of March 9, 2010.

10.11*(3)	Employment Agreement between the Registrant and Elizabeth Olek, dated as of November 6, 2007.

10.12*(10)	Second Amended and Restated Employment Agreement and Supplemental Severance Agreement between the Registrant and Mary Kay Fenton, dated as of March 9, 2010.

10.13*(1)	Employment Agreement between the Registrant and Gautam Shah, dated as of May 26, 2004, as amended January 1, 2006.

10.14*(6)	Employment Agreement between the Registrant and Joseph Truitt dated as of December 8, 2008.

10.15(4)	Third Amended and Restated Investor Rights Agreement, dated as of August 11, 2008, by and among the Registrant and the Holders named therein.

10.16(12)	Amendment No. 1 to the Third Amended and Restated Investor Rights Agreement, dated as of August 20, 2010.

10.17(4)	Securities Purchase Agreement, dated as of August 5, 2008, by and among the Registrant and the Purchasers named therein.

10.18(5)	Form of Common Warrant pursuant to the Securities Purchase Agreement dated as of August 5, 2008.

10.19(5)	Registration Rights Agreement, dated as of August 11, 2008, by and among the Registrant and the Purchasers named therein.

Exhibit No.	Exhibit

10.20(12)	Securities Purchase Agreement, dated as of August 18, 2010, by and among the Registrant and the Holders named therein.

10.21(12)	Form of Common Warrant pursuant to the Securities Purchase Agreement dated as of August 18, 2010.

10.22(12)	Registration Rights Agreement, dated as of August 18, 2010, by and among the Registrant and the Purchasers named therein.

10.23(4)	Master Security Agreement and Promissory Notes by and between the Registrant and GE Capital Corporation and Oxford Finance Corporation, dated as of February 26, 2008.

10.24(1)	Form of Common Stock Warrant under Loan and Security Agreement of GE Capital Corporation and Oxford Finance Corporation

10.25(1)	Lease Agreement by and between the Registrant and WE George Street LLC for Suite 202, dated as of March 6, 2002.

10.26(1)	Lease Agreement by and between the Registrant and WE George Street LLC, dated as of May, 2000.

10.27(1)	Lease Agreements and subsequent Assignment and Assumption of Lease Agreements by and between the Registrant, Yale University and WE George Street LLC for Suites 802, 803, 804.

10.28(9)	Surrender and Termination Agreement by and between the Registrant and WE George Street LLC for Suite 803, dated as of December 18, 2009.

10.29(11)	Amendment No. 2 to Lease, dated as of March 31, 2010, by and between Achillion Pharmaceuticals, Inc. and WE George Street, LLC.

10.30*(1)	1998 Stock Option Plan, as amended, dated March 30, 2001.

10.31*(10)	2006 Stock Incentive Plan as amended September 18, 2006 and March 9, 2010.

10.32*(1)	Form of Incentive Stock Option Agreement under the 1998 Stock Option Plan.

10.33*(1)	Form of Incentive Stock Option Agreement for Non-Executives under the 1998 Stock Option Plan.

10.34*(1)	Form of Nonstatutory Stock Option Agreement under the 1998 Stock Option Plan.

10.35*(13)	Form of Incentive Stock Option Agreement under the 2006 Stock Incentive Plan.

10.36*(13)	Form of Nonstatutory Stock Option Agreement under the 2006 Stock Incentive Plan.

10.37*(10)	2006 Employee Stock Purchase Plan as amended September 18, 2006 and March 9, 2010.

10.38(1)	Promissory Notes and Master Security Agreement by and between the Registrant and Webster Bank, dated as of May 15, 2003, as amended by the First, Second, Third, Fourth and Fifth Amendments to Master Security Agreement, dated May 15, 2003, October 29, 2004, March 24, 2005, August 7, 2006 and December 7, 2007, respectively.

10.39(1)	Common Stock Warrants issued to Connecticut Innovations, Inc. on March 29, 2001.

10.40(5)	Standby Equity Distribution Agreement, dated as of July 1, 2009, by and between the Registrant and YA Global Master SPV Ltd.

23.1#	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1#	Certification of Chief Executive Officer pursuant to Rule 13a- 14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934

Exhibit No.	Exhibit

31.2#	Certification of Chief Financial Officer pursuant to Rule 13a- 14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contracts or compensatory plans or arrangement
†	Indicates confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request.
#	Filed herewith
(1)	Incorporated herein by reference to our Registration Statement on Form S-1 filed on March 31, 2006, as amended (File No. 333- 132921).
(2)	Incorporated herein by reference to our annual report on Form 10-K filed on March 29, 2007.
(3)	Incorporated herein by reference to our Current Report on Form 8-K filed on November 27, 2007.
(4)	Incorporated herein by reference to our Registration Statement on Form S-3 filed on October 6, 2008 (File No. 333-153870).
(5)	Incorporated herein by reference to our Current Report on Form 8-K filed on July 6, 2009.
(6)	Incorporated herein by reference to our Current Report on Form 8-K filed on January 8, 2009.
(7)	Incorporated herein by reference to our Quarterly Report on Form 10-Q filed on August 3, 2009.
(8)	Incorporated herein by reference to our Quarterly Report on Form 10-Q filed on November 6, 2009.
(9)	Incorporated herein by reference to our Current Report on Form 8-K filed on December 22, 2009.
(10)	Incorporated herein by reference to our annual report on Form 10-K filed on March 11, 2009.
(11)	Incorporated herein by reference to our Current Report on Form 8-K filed on April 6, 2010.
(12)	Incorporated herein by reference to our Registration Statement on Form S-3 filed on September 17, 2010 (File No. 333-169460)
(13)	Incorporated herein by reference to our Current Report on Form 8-K filed on December 22, 2010.