Form 10-Q
period 2011-03-31
ACHILLION PHARMACEUTICALS INC
filed 2011-05-04
CIK 1070336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2011, the registrant had 58,412,552 shares of Common Stock, $0.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Achillion Pharmaceuticals, Inc.

Balance Sheets

(in thousands, except per share amounts)

(Unaudited)

	March 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$28,721	$25,373
Marketable securities	17,691	29,827
Accounts receivable	93	246
Prepaid expenses and other current assets	2,741	2,052

Total current assets	49,246	57,498
Fixed assets, net	406	468
Deferred financing costs	138	117
Restricted cash	152	152

Total assets	$49,942	$58,235

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,895	$2,672
Accrued expenses	2,460	2,061
Current portion of long-term debt	—	469

Total current liabilities	6,355	5,202
Deferred revenue	2,489	2,489

Total liabilities	8,844	7,691

Commitments and contingencies

Stockholders’ Equity:
Common Stock, $.001 par value; 100,000 shares authorized: 58,400 and 58,376 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	58	58
Additional paid-in capital	282,567	281,878
Accumulated deficit	(241,527)	(231,394)
Accumulated other comprehensive income	—	2

Total stockholders’ equity	41,098	50,544

Total liabilities and stockholders’ equity	$49,942	$58,235

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2011	2010
Revenue	$65	$74

Operating expenses
Research and development	7,993	3,960
General and administrative	2,223	1,667

Total operating expenses	10,216	5,627

Loss from operations	(10,151)	(5,553)
Other income (expense)
Interest income	40	10
Interest expense	(22)	(94)

Net loss	(10,133)	(5,637)

Basic and diluted net loss per share (Note 4)	$(0.17)	$(0.16)

Weighted average shares used in computing basic and diluted net loss per share	58,389	35,576

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities
Net loss	$(10,133)	$(5,637)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	74	194
Noncash stock-based compensation	648	471
Noncash interest expense	9	13
Loss on disposal of equipment	—	4
Amortization of premium on marketable securities	110	32
Changes in operating assets and liabilities:
Accounts receivable	153	(18)
Prepaid expenses and other assets	(707)	(204)
Accounts payable	1,223	(275)
Accrued expenses	399	(1,273)

Net cash used in operating activities	(8,224)	(6,693)

Cash flows from investing activities
Purchases of fixed assets	(5)	(18)
Purchases of marketable securities	(10,220)	(5,665)
Maturities of marketable securities	22,244	—

Net cash provided by (used in) by investing activities	12,019	(5,683)

Cash flows from financing activities
Proceeds from sale of common stock, net of issuance costs	—	22,628
Proceeds from exercise of stock options	41	—
Payment of deferred financing costs	(10)	—
Repayments of debt	(478)	(567)

Net cash (used in) provided by financing activities	(447)	22,061

Net increase in cash and cash equivalents	3,348	9,685
Cash and cash equivalents, beginning of period	25,373	9,712

Cash and cash equivalents, end of period	$28,721	$19,397

Supplemental disclosure of cash flow information
Cash paid for interest	$11	$76

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

The Company incurred losses of $227,665 from inception through March 31, 2011 and had an accumulated deficit of $241,527 at March 31, 2011, which includes preferred stock dividends recognized until the Company’s initial public offering in 2006. The Company has funded its operations primarily through the sale of equity securities, borrowings from debt facilities and the receipt of milestone and cost-sharing receipts from a collaboration partner, Gilead Sciences, Inc. (“Gilead”).

The Company believes that its existing cash, cash equivalents and marketable securities will be sufficient to support its current operating plan through at least March 31, 2012. However, the Company’s operating plan may change as a result of many factors, including but not limited to:

•	the costs involved in the clinical development, manufacturing and formulation of protease inhibitors, ACH-1625 and ACH-2684, and our NS5A inhibitors, ACH-2928 and related compounds;

•	the Company’s ability to enter into corporate collaborations for its HCV candidates and the terms and success of these collaborations;

•	any partnership opportunities that may arise for elvucitabine, ACH-702 or ACH-2881 that the Company determines to pursue; and

•	the Company’s ability to raise incremental debt or equity capital, including any changes in the credit market that may impact its ability to obtain capital in the future.

2. Accounting Standards Updates

In October 2009, an update was made to ASC 605, Revenue Recognition, which provides accounting principles and application guidance on how revenue arrangements with multiple deliverables should be separated and the consideration allocated. Assuming other criteria are met, this guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition. Allocation of consideration is now based on management’s estimate of the selling price for an undelivered item where there is no other means to determine the fair value of that undelivered item. This update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company adopted this guidance as of January 1, 2011. There was no impact to the Company’s financial statements upon adoption of this standard as there were no new or modified agreements.

3. Basis of Presentation

The accompanying unaudited financial statements of the Company should be read in conjunction with the audited financial statements and notes as of and for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 3, 2011. The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information, in accordance with the instructions to Form 10-Q and the guidance in Article 10 of Regulation S-X. Accordingly, since they are interim financial statements, the accompanying financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. The accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

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

4. Earnings (Loss) Per Share (“EPS”)

Basic EPS is calculated by dividing net income or loss attributable to common stockholders by the weighted average common stock outstanding. Diluted EPS is calculated by adjusting weighted average common shares outstanding for the dilutive effect of common stock options and warrants. In periods in which a net loss is recorded, no effect is given to potentially dilutive securities, since the effect would be antidilutive. Securities that could potentially dilute basic EPS in the future were not included in the computation of diluted EPS because to do so would have been antidilutive. Potentially dilutive securities were as follows for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Options	5,848	3,340
Warrants	9,664	2,785

Total potentially dilutive securities outstanding	15,512	6,125

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

The Company continues to be responsible for back-up activities, which includes preclinical assessment of a limited number of other NS4A antagonists until such time as proof-of-concept is achieved. Gilead will otherwise be responsible for all manufacturing, formulation and commercialization activities associated with such compounds, if nominated, including all regulatory filings and clinical trials after proof-of-concept unless Gilead chooses not to opt back in on ACH-1095 development. The Company received $10,000 from Gilead upon the execution of the license agreement of which $2,000 was allocated to the fair value of the Series C-1. The remaining $8,000 of the non-refundable up-front license fee, as well as a $2,000 milestone achieved during the period prior to achievement of proof-of-concept, are being accounted for under the proportionate performance model.

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

At this time, the Company cannot accurately estimate its future obligations under the collaboration as it has not identified a new lead compound that will be developed jointly. Therefore, during the three months ended March 31, 2011 and 2010, the Company did not recognize revenue from upfront, milestone and full-time equivalent, or “FTE,” fees previously received under the collaboration. The Company will determine its remaining obligations if and when a new lead compound is identified.

During the three months ended March 31, 2011 and 2010, the Company recognized revenue of $65 and $74, respectively, under the Gilead Arrangement, all of which related to external costs billed by the Company to Gilead.

Included in the accompanying balance sheets as of March 31, 2011 and December 31, 2010 are $65 and $18 respectively, of accounts receivable resulting from this collaboration agreement and $2,489 and $2,489, respectively, of deferred revenue resulting from the up-front fee, a milestone payment, and FTE costs.

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

Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; or

Level 3: Unobservable inputs.

The fair value of the Company’s marketable securities of $17,691 and $29,827 as of March 31, 2011 and December 31, 2010, respectively, is valued based on level 2 inputs. The Company’s investments consist mainly of U.S government and agency securities, government sponsored bond obligations and certain other corporate debt securities. Fair value is determined based upon quoted market prices; however, due to lack of sufficiency of transactions and trading volume, the Company has assessed these as level 2 within the fair value hierarchy of ASC 820. The Company classifies its entire investment portfolio as available for sale as defined in ASC 320, Debt and Equity Securities. The maturities of all marketable securities held at March 31, 2011 are less than one year. Securities are carried at fair value with the unrealized gains (losses) reported as a separate component of stockholders’ equity.

The unrealized gain (loss) from marketable securities was $0 and $2 at March 31, 2011 and December 31, 2010, respectively.

As of March 31, 2011 and December 31, 2010, none of the Company’s investments were determined to be other than temporarily impaired.

7. Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2011	December 31, 2010
Accrued compensation	$831	$978
Accrued research and development expenses	1,008	676
Accrued professional fees	401	317
Other accrued expenses	220	90

Total	$2,460	$2,061

Accrued research and development expenses are comprised of amounts owed to third-party contract research organizations or “CROs”, clinical investigators, laboratories and data managers for research and development work performed on behalf of the Company.

8. Debt

Debt consists of the following:

	March 31, 2011	December 31, 2010
2008 Credit Facility, payable in monthly installments as notes matured through March 2011, with interest of 9.97% to 11.58% per annum	$—	$469

Total debt	—	469
Less: current portion	—	(469)

Total long-term debt, net of current portion	$—	$—

In March 2011, the Company entered into a Master Security Agreement for a $2,000 Capital Expenditure Line of Credit, (‘the 2011 Credit Facility”) with Webster Bank. Under the 2011 Credit Facility, the Company may take equipment loan advances for the purchase of new laboratory equipment through March 2012. As of March 31, 2011, there were no advances under the 2011 Credit Facility.

9. Stock-Based Compensation

The Company’s 2006 Stock Incentive Plan, or the 2006 Plan, is administered by the Company’s Board of Directors and provides for the grant of incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights and other stock-based awards. The Company’s officers, employees, consultants, advisors and directors are eligible to receive awards under the 2006 Plan; however, incentive stock options may only be granted to employees. Options granted are exercisable for a period determined by the Company, but in no event longer than ten years from the date of the grant. Options generally vest ratably over four years. There were 1,157 shares available to be granted under the 2006 Plan as of March 31, 2011.

A summary of the status of the Company’s stock option activity for the three months ended March 31, 2011 is presented in the table and narrative below:

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2011	5,860	$3.67
Granted	18	5.93
Exercised	(25)	1.67
Cancelled/Forfeited	(5)	1.53

Outstanding at March 31, 2011	5,848	$3.68

Options exercisable at March 31, 2011	2,479	$4.66

Weighted-average fair value of options granted during the period		$4.38

The Company utilizes the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of assumptions which determine the fair value of the stock-based awards. The assumptions used to value options granted are as follows:

	For the Three Months Ended
	March 31, 2011	March 31, 2010
Expected term of option	5.0 - 6.1 years	6.1 years
Expected volatility	87%	86%
Risk free interest rate	2.57%	2.92%
Expected dividend yield	0%	0%

Total compensation expense recorded in the accompanying statements of operations associated with option grants made to employees was $597 and $458 for the three months ended March 31, 2011 and 2010, respectively. The Company recorded no tax benefit related to these options since the Company currently maintains a full valuation allowance on its deferred tax assets.

As of March 31, 2011, the intrinsic value of the options outstanding was $22,956, of which $8,860 related to vested options and $14,096 related to unvested options. The intrinsic value of stock options is calculated based on the difference between the exercise prices of the underlying awards and the quoted stock price of the Company’s common stock as of the reporting date.

As of March 31, 2011, the total compensation cost related to unvested options not yet recognized in the financial statements is approximately $6,149, net of estimated forfeitures, and the weighted average period over which this amount is expected to be recognized is 1.77 years.

10. Standby Equity Distribution Agreement

On July 1, 2009, the Company entered into a SEDA with YA Global pursuant to which the Company may, at its sole and exclusive option, periodically sell to YA Global shares of its common stock, $0.001 par value per share for total proceeds of up to $15,000. Each advance under the SEDA shall not exceed the greater of $300 or the average daily trading volume of the Company’s common stock for the five consecutive trading days prior to the notice date. Advance notices may be given to YA Global once every five trading days. For each share of common stock purchased pursuant to an advance under the SEDA, YA Global will pay to the Company ninety-five percent of the lowest volume-weighted average price of the common stock on the NASDAQ Global Market during the five consecutive trading days following delivery by the Company of an advance notice. Additionally, in no event shall the number of shares of common stock issued under the SEDA cause YA Global to own more than 9.99% of the Company’s common stock as of July 1, 2009 (5,292,427 shares), unless the Company obtains stockholder approval or obtains a written opinion from counsel that such approval is not required. The Company is not obligated to utilize any of the $15,000 available under the SEDA and there are no minimum commitments or minimum use penalties. The Company issued YA Global 191 shares of its common stock as a commitment fee in connection with the transaction and also paid a due diligence and structuring fee of $25. These shares of common stock, as well as any additional shares of common stock the Company may issue pursuant to the SEDA in the future, have been registered on a registration statement that was declared effective on September 21, 2009. The SEDA has two year term and may be terminated by the Company at any time. The Company capitalized $98 of issuance costs related to the SEDA. As of March 31, 2011, there were no advances under the SEDA.

11. Comprehensive Loss

The Company reports and presents comprehensive loss in accordance with ASC 220, Comprehensive Income, which establishes standards for reporting and display of comprehensive loss and its components in a full set of general purpose financial statements. The objective of the statement is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners (comprehensive loss). The Company’s other comprehensive loss arises from net unrealized losses on marketable securities.

Details relating to unrealized gains and losses and other comprehensive loss are as follows:

	For the Three Months Ended March 31,
	2011	2010
Net loss	$(10,133)	$(5,637)
Change in unrealized loss on marketable securities	(2)	(7)

Total comprehensive loss	$(10,135)	$(5,644)

12. Stockholders’ Equity

Changes in stockholders’ equity for the three months ended March 31, 2011 and 2010 were as follows:

	For the Three Months Ended March 31,
	2011	2010

Balance at December 31, 2010 and 2009	$50,544	$1,022
Net loss	(10,133)	(5,637)
Stock based compensation	648	471
Exercise of stock options	41	—
Change in unrealized loss on marketable securities	(2)	(7)
Issuance of common stock	—	22,628

Balance at March 31, 2011 and 2010	$41,098	$18,477

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of innovative treatments for infectious diseases. Within the anti-infective market, we are currently concentrating on the development of antivirals for the treatment of chronic hepatitis C and the development of antibacterials for the treatment of resistant bacterial infections. We are currently focusing our efforts on developing three HCV drug candidates for the treatment of chronic hepatitis C: ACH-1625, a protease inhibitor for the treatment of chronic hepatitis C, currently being tested in an on-going phase IIa clinical trial, ACH-2684, a pangenotypic protease inhibitor for which we have recently filed an investigational new drug, or IND, application, and ACH-2928, a NS5A inhibitor for which we have recently filed an IND application. We also have developed ACH-1095, a NS4A antagonist for the treatment of chronic hepatitis C, to which Gilead Sciences, Inc., or Gilead, retains certain future development rights. We are not devoting significant resources at this time to the further development of ACH-1095. In addition, we have established a pipeline of certain product candidates for which we are currently seeking appropriate collaborative partners, but to which we are not devoting significant resources at this time. These product candidates include ACH-702 for the treatment of dermatologic and opthalmic infections, ACH-2881 for the treatment of serious resistant bacterial infections, including methicillin resistant staphylococcus aureus, and elvucitabine for the treatment of HIV infection.

We have devoted and are continuing to devote substantially all of our efforts toward product research and development. We have incurred losses of $228 million from inception through March 31, 2011 and had an accumulated deficit of $242 million at March 31, 2011, which includes preferred stock dividends recognized until our initial public offering in 2006. Our net losses were $10.1 million and $5.6 million for the three months ended March 31, 2011 and 2010, respectively. We have funded our operations primarily through:

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

Financial Operations Overview

Revenue

To date, we have not generated revenue from the sale of any drugs. The majority of our revenue recognized to date has been derived from our collaboration with Gilead to develop compounds for use in treating chronic hepatitis C. During the three months ended March 31, 2011 and 2010, we recognized $65,000 and $74,000, respectively, under this collaboration agreement, all of which related to external costs billed by us to Gilead.

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

We did not recognize any revenue related to the amortization of deferred revenue during the three months ended March 31, 2011 and 2010, as we were unable to accurately estimate our total performance obligations under the Gilead collaboration. We will determine if we are able to estimate our remaining total performance obligations when and if a new lead compound under the collaboration is identified.

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

We have established our current drug candidate pipeline primarily through our internal discovery capabilities except for elvucitabine, which we in-licensed. Through these efforts we have identified and are developing the following drug candidates and programs:

•

ACH-1625, a Protease Inhibitor for Chronic Hepatitis C Infection. We are evaluating ACH-1625, a protease inhibitor for the treatment of chronic hepatitis C, in a phase IIa clinical trial to assess the compound’s safety, tolerability, pharmacokinetic properties and efficacy in HCV-infected subjects. We are currently conducting a phase IIa clinical trial in both the United States and Europe. In preclinical studies, ACH-1625 demonstrated strong potency, liver partitioning and a good safety profile. In phase Ia and phase Ib clinical trials, ACH-1625 was demonstrated to be safe and well-tolerated at total daily doses ranging from 50mg to 2000mg. Further, ACH-1625 significantly reduced viral load in HCV patients by 3.40 log10 to 4.25 log10 at doses ranging from 200 to 600 mg twice daily and 400 and 600mg once daily. Preliminary results from the first segment of the phase IIa trial demonstrated that 75-81% of patients receiving ACH-1625 in combination with pegylated interferon alfa-2a and ribavirin achieved rapid virologic response (“RVR”) with a promising safety and tolerability profile. Viral load was reduced in HCV patients by 4.63 log10 to 4.96 log10 at doses ranging from 200 to 800 mg once daily. A second segment of this phase IIa trial is on-going.

•

ACH-2684, a High-Potency Protease Inhibitor for Chronic Hepatitis C Infection. We are evaluating ACH-2684 for the treatment of chronic HCV infection. In preclinical studies, ACH-2684 has demonstrated excellent potency in the picomolar range, as well as good pharmacokinetic and safety profiles. The potency and virology profiles of ACH-2684 demonstrate that it effectively suppresses a broad range of natural variants of the hepatitis C virus, and may be effective in the prevention and treatment of emerging resistant variants. This compound also retains potent in vitro activity against all known HCV genotypes. The very high potency of ACH-2684 was achieved by designing the compound to optimize the way in which it binds with NS3 protease. ACH-2684 can be used in combination with other HCV inhibitors, and in vitro is synergistic with NS5B nucleoside polymerase inhibitors. We have completed IND-enabling preclinical testing for ACH-2684 and filed an IND in March 2011.

•

ACH-2928, a NS5A Inhibitor for Chronic Hepatitis C Infection. We are progressing selected NS5A inhibitors for the treatment of chronic HCV infection, including ACH-2928, a lead compound in our portfolio of NS5A inhibitors. In early preclinical studies, ACH-2928 demonstrated excellent potency against HCV RNA replication, as well as good pharmacokinetic and safety profiles. The compound is highly active and is potent against HCV genotypes 1a and 1b, as well as across other genotypes. We believe its high potency, in the picomolar range, and its favorable pharmacokinetic properties, strongly suggest once-daily dosing. Importantly, NS5A inhibitors are highly effective in combination with NS3 protease inhibitors, NS5B polymerase inhibitors, interferon and ribavirin. We have completed IND-enabling preclinical testing for ACH-2928 and filed an IND in April 2011.

•

Other drug candidates. We have also established a pipeline of other product candidates for which we have or are currently seeking appropriate collaborative partners, but to which we are not devoting significant resources at this time: ACH-702 and ACH-2881 for drug resistant bacterial infections, elvucitabine for HIV infection, and ACH-1095 for HCV infection for which Gilead retains certain future development rights.

We intend to continue to focus on the discovery of new drug candidates through our extensive expertise in virology, microbiology and synthetic chemistry. Although significant additional funding and research and development will be required to support these efforts, we believe our drug discovery capabilities will allow us to further expand our product candidate portfolio, providing us with strong growth potential and, over time, reducing our reliance on the success of any single drug candidate.

All costs associated with internal research and development, and research and development services for which we have externally contracted, are expensed as incurred. The costs of obtaining patents for our candidates are expensed as incurred as indirect costs.

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Clinical candidate direct external costs:
ACH-1625 (and related compounds)	$3,412	$1,131
ACH-2684 (and related compounds)	642	120
ACH-2928 (and related compounds)	990	—
ACH-1095 (and related compounds)	1	36
ACH-702, ACH-2881 (and related compounds)	36	11
Elvucitabine	19	—

	5,100	1,298
Direct internal personnel costs	1,894	1,689

Sub-total direct costs	6,994	2,987
Indirect costs and overhead	1,032	1,003
Research and development tax credit	(33)	(30)

Total research and development	$7,993	$3,960

We are currently conducting a phase IIa clinical trial of ACH-1625, and are initiating phase I clinical studies of ACH-2684 and ACH-2928.

We expect expenses associated with the completion of these programs to be substantial and to increase over time. We do not believe, however, that it is possible at this time to know or accurately project the nature, timing or total program-specific expenses through commercialization. There exist numerous factors associated with the successful commercialization of any of our drug candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will evolve and therefore impact our clinical development programs and plans over time.

General and Administrative

Our general and administrative expenses consist primarily of salaries and benefits for management and administrative personnel, professional fees for legal, accounting and other services, travel costs and facility-related costs such as rent, utilities and other general office expenses.

Critical Accounting Standards and Estimates

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2010. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a significant impact on our financial results. During the first three months of 2011, there were no significant changes in our estimates and critical accounting policies.

Results of Operations

Results of operations may vary from period to period depending on numerous factors, including the timing of payments received under existing or future strategic alliances, joint ventures or financings, if any, the progress of our research and development projects, technological advances and determinations as to the commercial potential of proposed products.

Comparison of Three Months Ended March 31, 2011 and 2010

Revenue. Revenue recognized during the three months ended March 31, 2011 and 2010 consists of amounts billed by us to Gilead for shared external costs under our collaboration arrangement.

Because we are currently unable to estimate our future performance obligations under our collaboration with Gilead, we have ceased recognizing revenue related to upfront, milestone and FTE payments previously received until we can reasonably estimate our total future performance obligations under the collaboration. We will determine if we are able to estimate our remaining future performance obligations when and if a new lead candidate under the collaboration is identified. Under the proportionate performance method, periodic revenue related to upfront license and milestone payments is recognized as the percentage of actual effort expended in that period to total effort expected for all of our performance obligations under the arrangement. Additionally, under the collaboration arrangement, external costs are shared by both parties and payments we make to Gilead are recognized as a reduction of revenue. Revenue for the three months ended March 31, 2011 and 2010 is comprised as follows:

	Three Months Ended March 31,
	2011	2010	Change
	(in thousands)
Gilead collaboration revenue	$65	$74	(9)

Total revenue	$65	$74	(9)

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

Research and Development Expenses. Research and development expenses were $8.0 million and $4.0 million for the three months ended March 31, 2011 and 2010, respectively. The increase for the three months ended March 31, 2011 was primarily due to increased expenses related to clinical testing of ACH-1625, combined with increased preclinical costs for ACH-2684 and ACH-2928. We expect that research and development expenses during the remainder of the year will remain consistent with the first quarter of 2011, as we continue clinical testing of ACH-1625 and initiate clinical testing of ACH-2684 and ACH-2928. Research and development expenses for the three months ended March 31, 2011 and 2010 are comprised as follows:

	Three Months Ended March 31,
	2011	2010	Change
	(in thousands)
Personnel costs	$1,628	$1,502	$126
Stock based compensation	266	190	76
Outsourced research and supplies	4,941	1,295	3,646
Professional and consulting fees	653	370	283
Facilities costs	473	600	(127)
Travel and other costs	65	33	32
Research and development tax credit	(33)	(30)	(3)

Total	$7,993	$3,960	$4,033

General and Administrative Expenses. General and administrative expenses were $2.2 million and $1.7 million for the three months ended March 31, 2011 and 2010, respectively. The increase for the three months ended March 31, 2011 was primarily due to an increase in business development consulting fees, Board of Directors compensation and non-cash charges related to stock based compensation. We expect that general and administrative expenses will be consistent for the remainder of the year. General and administrative expenses for the three months ended March 31, 2011 and 2010 are comprised as follows:

	Three Months Ended March 31,
	2011	2010	Change
	(in thousands)
Personnel costs	$765	$644	$121
Stock based compensation	382	281	101
Professional and consulting fees	567	297	270
Facilities costs	234	238	(4)
Travel and other costs	275	207	68

Total	$2,223	$1,667	$556

Other Income (Expense). Interest income was $40,000 and $10,000 for three months ended March 31, 2011 and 2010, respectively. The decrease was primarily due to increased average cash balances. Interest expense was $22,000 and $94,000 for the three months ended March 31, 2011 and 2010, respectively. The decrease was primarily due to lower average debt facility balances outstanding in 2011.

Liquidity and Capital Resources

Since our inception in August 1998, we have financed our operations primarily through the issuance of stock and borrowings under debt facilities, as well as through receipts from our collaboration with Gilead. Through March 31, 2011, we have received approximately $267.0 million in aggregate net proceeds from stock issuances, including convertible preferred stock, our initial public offering, our 2008 and 2010 private placements and our 2010 public offering, $19.3 million from Gilead under our collaboration agreement and approximately $22.1 million under debt facilities. As of March 31, 2011, there were no outstanding debt balances.

We had $46.4 million and $55.2 million in cash, cash equivalents and marketable securities as of March 31, 2011 and December 31, 2010, respectively. We regularly review our investments and monitor the financial markets. As of March 31, 2011, our cash, cash equivalents and marketable securities included high-quality financial instruments, primarily money market funds, government sponsored bond obligations and other corporate debt securities which we believe are subject to limited credit risk.

Cash used in operating activities was $8.2 million for the three months ended March 31, 2011 and was primarily attributable to our $10.1 million net loss and increase in prepaid expenses, offset primarily by non-cash stock-based compensation, combined with increases in accounts payable and accrued expenses. Cash used in operating activities was $6.7 million for the three months ended March 31, 2010 and was primarily attributable to our $5.6 million net loss and decreases in accounts payable and accrued expenses, offset primarily by non-cash charges related to depreciation, amortization and non-cash stock-based compensation.

Cash provided by investing activities was $12.0 million for the three months ended March 31, 2011 and was primarily attributable to the maturities of marketable securities, offset by purchases of marketable securities. Cash used in investing activities was $5.7 million for the three months ended March 31, 2010 and was primarily attributable to the purchase of marketable securities.

Cash used in financing activities was $0.5 million for the three months ended March 31, 2011 and was primarily attributable to repayments of debt. Cash provided by financing activities was $22.1 million for the three months ended March 31, 2010 and was primarily attributable to $22.6 million in net proceeds from the sale of 11,816,250 shares of common stock in January and February 2010, offset by repayments of debt.

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

We believe that our existing cash and cash equivalents will be sufficient to meet our projected operating requirements through at least March 31, 2012. However, our funding resources and requirements may change and will depend upon numerous factors, including but not limited to:

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

Recently Issued Accounting Standards

In October 2009, an update was made to ASC 605, Revenue Recognition, which provides accounting principles and application guidance on how revenue arrangements with multiple deliverables should be separated and the consideration allocated. Assuming other criteria are met, this guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition. Allocation of consideration is now based on management’s estimate of the selling price for an undelivered item where there is no other means to determine the fair value of that undelivered item. This update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We adopted this standard as of January 1, 2011. There was no impact to our financial statements upon adoption of this standard, as there were no new or modified agreements.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective, at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a–15(d) and 15d–15(d) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have invested a significant portion of our efforts and financial resources in the development of our candidates for the treatment of chronic hepatitis C infection, including our protease inhibitors, ACH-1625 and ACH-2684 and our NS5A inhibitors, ACH-2928 and related compounds. Our ability to generate revenues will depend heavily on the successful development and commercialization of these drug candidates. The development and commercial success of these drug candidates will depend on several factors, including the following:

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

We are currently conducting a phase IIa clinical trial for ACH-1625. We filed IND applications for ACH-2684 and ACH-2928 in March 2011 and April 2011, respectively, and are preparing to initiate clinical testing of both of these compounds. Positive results in preclinical studies of a drug candidate may not be predictive of similar results in human clinical trials, and promising results from early clinical trials of a drug candidate may not be replicated in later clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in early-stage development. Accordingly, the results from the preclinical studies of ACH-1625, ACH-2684 or ACH-2928 or the completed clinical trials for ACH-1625 may not be predictive of the results we may obtain in later stage trials.

We do not expect any of our drug candidates to be commercially available for at least several years, if at all.

We have a limited operating history and have incurred a cumulative loss since inception. If we do not generate significant revenues, we will not be profitable.

We have incurred significant losses since our inception in August 1998. As of March 31, 2011, our accumulated deficit was approximately $242 million. We have not generated any revenue from the sale of drug candidates to date. We expect that our annual operating losses will increase over the next several years as we expand our research, development and commercialization efforts.

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

If approved, our protease inhibitors, ACH-1625 and ACH-2684, and our NS5A inhibitors, ACH-2928 and related compounds, would compete with drugs currently approved for the treatment of hepatitis C, i.e., the interferon-alpha-based products from Roche (Pegasys and Roferon-A) or Merck (Intron-A or Peg-Intron) and the ribavirin based products from Merck (Rebetrol), Roche (Copegus) or generic versions sold by various companies. In addition, our HCV compounds may compete with the interferon and ribavirin-based drugs currently in development such as Valeant’s ribavirin analog (Viramidine) and Human Genome Sciences’ Albuferon. Other products in multiple classes including protease inhibitors, polymerase inhibitors (nucleoside and non-nucleoside), NS5A inhibitors, toll-like receptors and cyclophilin inhibitors are also under development for the treatment of hepatitis C by companies such as Abbott, Anadys, Astra-Zeneca, Avila Therapeutics, Boehringer Ingelheim, Bristol-Myers Squibb, Enanta, Gilead, GlaxoSmithKline, Human Genome Sciences, Idenix, Johnson & Johnson, Presidio, Medivir, Merck, Novartis, Pfizer, Pharmasset, Roche, Valeant and Vertex. The first of these competing DAAs, telaprevir by Vertex and boceprevir by Merck, are currently being reviewed for approval by the FDA. Each of these compounds were recently unanimously recommended for approval by the FDA’s Antiviral Drugs Advisory Committee, and may be approved during 2011, potentially leading to substantive sales in 2012.

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

We believe that our existing cash and cash equivalents will be sufficient to support our current operating plan for at least one year. Our operating plan may change as a result of many factors, including:

•	the costs involved in the clinical development, manufacturing and formulation of our protease inhibitors, ACH-1625 and ACH-2684, and our NS5A inhibitors, ACH-2928 and related compounds;

•	our ability to enter into corporate collaborations and the terms and success of these collaborations;

•	the costs involved in obtaining regulatory approvals for our drug candidates;

•	the scope, prioritization and number of programs we pursue;

•	the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent and other intellectual property claims;

•	our ability to raise incremental debt or equity capital, including any changes in the credit market that may impact our ability to obtain capital in the future;

•	our acquisition and development of new technologies and drug candidates; and

•	competing technological and market developments currently unknown to us.

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

In addition, in the Phase IIa clinical study currently on-going, ACH-1625 is being studied in combination with the current standard of care. New therapies, including telaprevir and boceprevir are being reviewed by FDA and if approved, could in time, result in a change to the standard of care which may require us to carry out more extensive studies, evaluate different treatment combinations or complete comparative effectiveness studies, resulting in significant delays and/or increased costs.

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

Additional federal, state and local laws and regulations affecting our operations may be adopted in the future. Although we maintain workers’ compensation insurance to cover us for costs we may incur due to injuries to our employees resulting from the use of these materials, this insurance may not provide adequate coverage against potential liabilities. In addition, though we have environmental liability insurance, such coverage may not provide for all related losses. We may incur substantial costs to comply with, and substantial fines or penalties, if we violate any of these laws or regulations.

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

We also entered into a Standby Equity Distribution Agreement, or SEDA, with YA Global Master SPV Ltd. on July 1, 2009 whereby we have the option, at our sole discretion, to sell up to $15.0 million of common stock to YA Global. The sale of shares of our common stock pursuant to the SEDA will have a dilutive impact on our stockholders and may cause the market price of our common stock to decline. As of March 31, 2011, there were no advances under the SEDA.

In addition, amounts remain available for the future issuance of common stock, preferred stock and/or warrants that we may issue from time to time under the shelf registration statement on Form S-3 that we filed in March 2011. If we issue additional securities pursuant to this shelf registration statement, these securities would be available for immediate resale in the public market.

The market price of our common stock could fall due to an increase in the number of shares available for sale in the public market.

Our executive officers, directors and principal stockholders own a large percentage of our voting common stock and could limit our stockholders’ influence on corporate decisions or could delay or prevent a change in corporate control.

As of May 1, 2011, our directors, executive officers and current holders of more than 5% of our outstanding common stock, together with their affiliates and related persons, beneficially own, in the aggregate, approximately 72% of our outstanding common stock. As a result, these stockholders, if acting together, have the ability to determine the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets and other extraordinary transactions. The interests of this group of stockholders may not always coincide with our corporate interests or the interest of other stockholders, and they may act in a manner with which you may not agree or that may not be in the best interests of other stockholders. This concentration of ownership may have the effect of:

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

The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future. During the period from January 1, 2007 to May 1, 2011, our stock price has ranged from a low of $0.68 to a high of $19.61. Market prices for securities of early stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the results of our planned clinical trials of our protease inhibitors, ACH-1625 and ACH-2684 and our NS5A inhibitors, ACH-2928 and related compounds;

•	the entry into, modification of, or termination of key agreements, or any new collaboration agreement we may enter;

•	the results of regulatory reviews relating to the approval of our drug candidates;

•	our failure to obtain patent protection for any of our drug candidates or the issuance of third party patents that cover our drug candidates;

•	the initiation of, material developments in, or conclusion of litigation to enforce or defend any of our intellectual property rights;

•	failure of any of our drug candidates, if approved, to achieve commercial success;

•	general and industry-specific economic conditions that may affect our research and development expenditures;

•	the results of clinical trials conducted by others on drugs that would compete with our drug candidates;

•	the launch of drugs by others that would compete with our drug candidates;

•	the failure or discontinuation of any of our research programs;

•	issues in manufacturing our drug candidates or any approved products;

•	the introduction of technological innovations or new commercial products by us or our competitors;

•	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;

•	future sales of our common stock;

•	changes in the structure of health care payment systems;

•	period-to-period fluctuations in our financial results; and

•	low trading volume of our common stock.

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

In addition, a collaborator may decide to pursue a competitive drug candidate developed outside of the collaboration. In particular, Gilead is currently developing other products for the treatment of chronic hepatitis C, and the results of its development efforts could affect its commitment to our drug candidates, including Gilead’s desire to continue research of NS4A antagonists. If a collaboration partner fails to develop or effectively commercialize drug candidates or drugs for any of these reasons, we may not be able to replace the collaboration partner with another partner to develop and commercialize a drug candidate or drugs under the terms of the collaboration. We may also be unable to obtain, on terms acceptable to us, a license from such collaboration partner to any of its intellectual property that may be necessary or useful for us to continue to develop and commercialize a drug candidate.

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

We currently depend on third-party manufacturers to produce our preclinical and clinical drug supplies and intend to rely upon third-party manufacturers to produce commercial supplies of any approved drug candidates. We also depend on third parties to assist us in developing appropriate formulations of our drug candidates. If, in the future, we manufacture any of our drug candidates, we will be required to incur significant costs and devote significant efforts to establish and maintain these capabilities.

We rely upon third parties to produce material for preclinical and clinical testing purposes and intend to continue to do so in the future. We also depend on third parties to assist us in developing appropriate formulations of our drug candidates. We also expect to rely upon third parties to produce materials required for the commercial production of our drug candidates if we succeed in obtaining necessary regulatory approvals. If we are unable to arrange for third-party manufacturing, or to do so on commercially reasonable terms, we may not be able to complete development of our drug candidates or market them. Further, if third parties are not successful in formulation development of our drug candidates, our development timelines may be delayed. Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured drug candidates ourselves, including reliance on the third party for regulatory compliance and quality assurance, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control and the possibility of termination or nonrenewal of the agreement by the third party, based on its own business priorities, at a time that is costly or damaging to us. In addition, the FDA and other regulatory authorities require that our drug candidates be manufactured according to current good manufacturing practice regulations. Any failure by us or our third-party manufacturers to comply with current good manufacturing practices and/or our failure to scale up our manufacturing processes could lead to a delay in, or failure to obtain, regulatory approval of any of our drug candidates. In addition, such failure could be the basis for action by the FDA to withdraw approvals for drug candidates previously granted to us and for other regulatory action.

To date, our third-party formulators and manufacturers have met our formulation and manufacturing requirements, but we cannot be assured that they will continue to do so. Any performance failure on the part of our existing or future formulators or manufacturers could delay clinical development or regulatory approval of our drug candidates or commercialization of any approved products. If for some reason our current contractors cannot perform as agreed, we may be required to replace them. Although we believe that there are a number of potential replacements given our formulation and manufacturing processes are not contractor specific, we may incur added costs and delays in identifying and qualifying any such replacements. Furthermore, although we generally do not begin a clinical trial unless we believe we have a sufficient supply of a drug candidate to complete the trial, any significant delay in the supply of a drug candidate for an ongoing trial due to the need to replace a third-party manufacturer could delay completion of the trial.

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

We are developing multiple DAA compounds, in two distinct classes, for treatment of chronic HCV infection. Other companies are also developing DAAs in these classes, as well as other classes. The current standard of care for HCV infection includes immunomodulatory therapy with pegylated interferon and ribavirin. No DAAs are currently approved for treatment of chronic HCV infection.

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

Furthermore, even if we or our competitors successfully develop DAAs whose use improves the current standard of care, current HCV-treating physicians, HCV patients, healthcare payers, and others may not readily accept or pay for such improvements or new treatments. Two DAAs developed by our competitors, telaprevir by Vertex and boceprevir by Merck, are currently being reviewed for approval by the FDA. Each of these compounds were recently unanimously recommended by the FDA’s Antiviral Drugs Advisory Committee, and may be approved during 2011. We cannot currently predict with any certainty the impact of the potential commercial launch of one or both of these compounds on the HCV market.

In addition, because development of DAAs for HCV infection is an emerging field, the delay or failure of a competitor attempting to develop therapeutics that could have been combined with our product candidates or that are perceived to be similar to our product candidates could have a significant adverse effect on the commercial or regulatory environment for our product candidates or on the price of our stock. Other companies developing DAAs have more advanced development programs than we do. Their success or failure to successfully conclude clinical development and obtain marketing approval could have a material adverse effect on our development and commercialization plans and activities.

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

Even if patents have issued or will issue, we cannot guarantee that the claims of these patents are or will be valid or enforceable or will provide us with any significant protection against competitive products or otherwise be commercially valuable to us. Patent applications in the United States are maintained in confidence for up to 18 months after their filing. In some cases, however, patent applications remain confidential in the U.S. Patent and Trademark Office, which we refer to as the U.S. Patent Office, for the entire time prior to issuance as a U.S. patent. Similarly, publication of discoveries in the scientific or patent literature often lags behind actual discoveries. Consequently, we cannot be certain that we or our licensors or co-owners were the first to invent, or the first to file patent applications on, our drug candidates or their use as anti-infective drugs. In the event that a third party has also filed a U.S. patent application relating to our drug candidates or a similar invention, we may have to participate in interference proceedings declared by the U.S. Patent Office to determine priority of invention in the United States. The costs of these proceedings could be substantial and it is possible that our efforts would be unsuccessful, resulting in a loss of our U.S. patent position. Furthermore, we may not have identified all U.S. and foreign patents or published applications that affect our business either by blocking our ability to commercialize our drugs or by covering similar technologies that affect our drug market.

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

ITEM 6.	EXHIBITS

10.1(1)	Second Amended and Restated Employment Agreement and Supplemental Severance Agreement, dated as of March 9, 2010, and Supplemental Terms of Compensation, dated as of April 5, 2011, entered into by the Company and Milind S. Deshpande, Ph.D.

10.2(1)	Second Amended and restated Employment Agreement and Supplemental Severance Agreement, dated as of March 9, 2010, and Supplemental Terms of Compensation, dated as of April 5, 2011, entered into by the Company and Mary Kay Fenton.

10.3(1)	Employment Agreement entered into by the Company and Michael D. Kishbauch, dated April 5, 2011.

10.4(1)	Employment Agreement entered into by the Company and Elizabeth A. Olek, B.S. Pharm., D.O., M.P.H., dated April 5, 2011.

10.5(1)	Employment Agreement entered into by the Company and Gautam Shah, Ph.D., dated April 5, 2011.

10.6(1)	Employment Agreement entered into by the Company and Joseph Truitt, dated April 5, 2011.

31.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

(1)	Incorporated herein by reference to our Current Report on Form 8-K filed on April 8, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACHILLION PHARMACEUTICALS, INC.

Date: May 4, 2011	/s/ Michael D. Kishbauch
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2011	/s/ Mary Kay Fenton
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1(1)	Second Amended and Restated Employment Agreement and Supplemental Severance Agreement, dated as of March 9, 2010, and Supplemental Terms of Compensation, dated as of April 5, 2011, entered into by the Company and Milind S. Deshpande, Ph.D.

10.2(1)	Second Amended and restated Employment Agreement and Supplemental Severance Agreement, dated as of March 9, 2010, and Supplemental Terms of Compensation, dated as of April 5, 2011, entered into by the Company and Mary Kay Fenton.

10.3(1)	Employment Agreement entered into by the Company and Michael D. Kishbauch, dated April 5, 2011.

10.4(1)	Employment Agreement entered into by the Company and Elizabeth A. Olek, B.S. Pharm., D.O., M.P.H., dated April 5, 2011.

10.5(1)	Employment Agreement entered into by the Company and Gautam Shah, Ph.D., dated April 5, 2011.

10.6(1)	Employment Agreement entered into by the Company and Joseph Truitt, dated April 5, 2011.

31.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

(1)	Incorporated herein by reference to our Current Report on Form 8-K filed on April 8, 2011.