Form 10-Q
period 2011-06-30
ACHILLION PHARMACEUTICALS INC
filed 2011-08-08
CIK 1070336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 1, 2011, the registrant had 69,718,728 shares of Common Stock, $0.001 par value per share, outstanding.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS	19

ITEM 6. EXHIBITS	37

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Achillion Pharmaceuticals, Inc.

Balance Sheets

(in thousands, except per share amounts)

(Unaudited)

	June 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$81,925	$25,373
Marketable securities	17,652	29,827
Accounts and other receivables	363	246
Prepaid expenses and other current assets	1,907	2,052

Total current assets	101,847	57,498
Fixed assets, net	825	468
Deferred financing costs	10	117
Restricted cash	152	152

Total assets	$102,834	$58,235

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,168	$2,672
Accrued expenses	3,735	2,061
Current portion of long-term debt	137	469

Total current liabilities	8,040	5,202
Long-term debt	301	—
Deferred revenue	2,489	2,489

Total liabilities	10,830	7,691

Commitments and contingencies

Stockholders’ Equity:
Common Stock, $.001 par value; 200,000 and 100,000, respectively, shares authorized: 69,719 and 58,376 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	70	58
Additional paid-in capital	344,707	281,878
Accumulated deficit	(252,777)	(231,394)
Accumulated other comprehensive income	4	2

Total stockholders’ equity	92,004	50,544

Total liabilities and stockholders’ equity	$102,834	$58,235

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Revenue	$56	$187	$121	$261

Operating expenses
Research and development	8,896	4,814	16,889	8,773
General and administrative	2,436	1,690	4,659	3,357

Total operating expenses	11,332	6,504	21,548	12,130

Loss from operations	(11,276)	(6,317)	(21,427)	(11,869)
Other income (expense)
Interest income	30	15	70	25
Interest expense	(4)	(82)	(26)	(176)

Net loss	(11,250)	(6,384)	(21,383)	(12,020)

Basic and diluted net loss per share (Note 5)	$(0.19)	$(0.17)	$(0.36)	$(0.32)

Weighted average shares used in computing basic and diluted net loss per share	58,938	38,540	58,665	37,066

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities
Net loss	$(21,383)	$(12,020)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	147	372
Noncash stock based compensation	1,326	938
Noncash interest expense	9	26
(Gain) loss on disposal of equipment	(10)	4
Amortization of premium on marketable securities	197	88
Changes in operating assets and liabilities:
Accounts receivable	(107)	(122)
Prepaid expenses and other assets	255	(435)
Accounts payable	1,496	68
Accrued expenses	1,674	(413)

Net cash used in operating activities	(16,396)	(11,494)

Cash flows from investing activities
Purchases of fixed assets	(497)	(155)
Purchases of marketable securities	(18,764)	(5,665)
Maturities of marketable securities	30,744	300

Net cash provided by (used in) by investing activities	11,483	(5,520)

Cash flows from financing activities
Proceeds from sale of common stock, net of issuance costs	60,960	22,628
Proceeds from exercise of stock options	480	—
Proceeds from sale of common stock under Employee Stock Purchase Plan	75	50
Payment of deferred financing costs	(10)	—
Borrowings of debt	438	—
Repayments of debt	(478)	(1,148)

Net cash provided by financing activities	61,465	21,530

Net increase in cash and cash equivalents	56,552	4,516
Cash and cash equivalents, beginning of period	25,373	9,712

Cash and cash equivalents, end of period	$81,925	$14,228

Supplemental disclosure of cash flow information
Cash paid for interest	$13	$138

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

The Company incurred losses of $238,915 from inception through June 30, 2011 and had an accumulated deficit of $252,777 at June 30, 2011, which includes preferred stock dividends recognized until the Company’s initial public offering in 2006. The Company has funded its operations primarily through the sale of equity securities, borrowings from debt facilities and the receipt of milestone and cost-sharing receipts from a collaboration partner, Gilead Sciences, Inc. (“Gilead”).

The Company believes that its existing cash, cash equivalents and marketable securities will be sufficient to support its current operating plan through at least June 30, 2012. However, the Company’s operating plan may change as a result of many factors, including but not limited to:

•	the costs involved in the clinical development, manufacturing and formulation of the Company’s protease inhibitors, ACH-1625 and ACH-2684, and its NS5A inhibitors, ACH-2928 and related compounds;

•	our ability to enter into corporate collaborations for our HCV candidates and the terms and success of these collaborations;

•	any partnership opportunities that may arise for elvucitabine, ACH-702 or ACH-2881 that we determine to pursue;

•	the costs involved in obtaining regulatory approvals for the Company’s drug candidates;

•	the scope, prioritization and number of programs the Company pursues;

•	the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent and other intellectual property claims;

•	the Company’s ability to raise incremental debt or equity capital, including any changes in the credit market that may impact its ability to obtain capital in the future;

•	the Company’s acquisition and development of new technologies and drug candidates; and

•	competing technological and market developments currently unknown to the Company.

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

In May 2011, the FASB issued ASU No. 2011-04 “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. The amendments clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and in some instances change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. Notable changes under the amended guidance include: (i) application of the highest and best use and valuation premise concepts solely for non-financial assets and liabilities; (ii) measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity; and (iii) disclosing quantitative information about unobservable inputs used in the fair value measurement within Level 3 of the fair value hierarchy. For public entities, the amendment is effective for interim and annual periods beginning after December 15, 2011. Early application is not permitted. The Company is currently evaluating the disclosure requirements related to providing quantitative information about unobservable inputs used to measure the fair value of its contingent consideration liability.

In June 2011, the FASB issued ASU No. 2011-05 “Comprehensive Income: Presentation of Comprehensive Income.” Under the amendment, an entity will have the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This amendment, therefore, eliminates the currently available option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendment does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The Company will adopt this amended guidance for the fiscal year beginning January 1, 2012. As this guidance relates to presentation only, the adoption of this guidance will not have any other effect on the Company’s financial statements.

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

4. Financing Activities

Public Offering

In June 2011, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Merrill Lynch, Pierce, Fenner & Smith Incorporated and Leerink Swann LLC, as underwriters (the “Underwriters”), related to a public offering of shares of the Company’s common stock, par value $.001 per share, at a price of $5.90 per share less underwriting discounts and commissions (the “Offering”). The Company issued and sold an aggregate of 11,040 shares of common stock in connection with the Offering and the exercise of the over-allotment option that was granted to the underwriters in the Underwriting Agreement.

The Offering resulted in net proceeds to the Company of $60,960. The Company intends to use the net proceeds to continue clinical testing of ACH-1625, ACH-2684, and ACH-2928, to progress additional NS5A HCV drug candidates and for general corporate expenses.

5. Earnings (Loss) Per Share (“EPS”)

Basic EPS is calculated by dividing net income or loss attributable to common stockholders by the weighted average common stock outstanding. Diluted EPS is calculated by adjusting weighted average common shares outstanding for the dilutive effect of common stock options and warrants. In periods in which a net loss is recorded, no effect is given to potentially dilutive securities, since the effect would be antidilutive. Securities that could potentially dilute basic EPS in the future were not included in the computation of diluted EPS because to do so would have been antidilutive. Potentially dilutive securities were as follows for the three and six months ended June 30, 2011 and 2010:

	Three and Six Months Ended June 30,
	2011	2010
Options	5,607	3,336
Warrants	9,664	2,785

Total potentially dilutive securities outstanding	15,271	6,121

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

The Company continues to be responsible for preclinical assessment of a limited number of other NS4A antagonists until such time as proof-of-concept is achieved. Gilead will otherwise be responsible for all manufacturing, formulation and commercialization activities associated with such compounds, if nominated, including all regulatory filings and clinical trials after proof-of-concept. The Company received $10,000 from Gilead upon the execution of the license agreement, of which $2,000 was allocated to the fair value of the preferred stock purchased concurrent with entering the license agreement. The remaining $8,000 of the non-refundable up-front license fee, as well as a $2,000 milestone achieved during the period prior to achievement of proof-of-concept, are being accounted for under the proportionate performance model.

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

At this time, the Company cannot accurately estimate its future obligations under the collaboration as it has not identified a new lead compound that will be developed jointly. Therefore, during the three and six months ended June 30, 2011 and 2010, the Company did not recognize revenue from upfront, milestone and full-time equivalent, or “FTE,” fees previously received under the collaboration. The Company will determine its remaining obligations if and when a new lead compound is identified.

During the three months ended June 30, 2011 and 2010, the Company recognized revenue of $56 and $43, respectively, under the arrangement, all of which related to external costs billed by the Company to Gilead. During the six months ended June 30, 2011 and 2010, the Company recognized revenue of $121 and $117, respectively, under the Gilead Arrangement, all of which related to external costs billed by the Company to Gilead.

Included in the accompanying balance sheets as of June 30, 2011 and December 31, 2010 are $56 and $18, respectively, of accounts receivable resulting from this collaboration agreement and $2,489 and $2,489, respectively, of deferred revenue resulting from the up-front fee, a milestone payment, and FTE costs.

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

7. Marketable Securities

The Company applies the provisions of ASC 820, Fair Value Measurements and Disclosures, for financial assets and liabilities measured on a recurring basis which requires disclosure that establishes a framework for measuring fair value and expands disclosures in the financial statements. The guidance requires that fair value measurements be classified and disclosed in one of the three categories:

Level 1: Quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date;

Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; or

Level 3: Unobservable inputs.

The fair value of the Company’s marketable securities of $17,652 and $29,827 as of June 30, 2011 and December 31, 2010, respectively, is valued based on level 2 inputs. The Company’s investments consist mainly of U.S government and agency securities, government sponsored bond obligations and certain other corporate debt securities. Fair value is determined based upon quoted market prices; however, due to lack of sufficiency of transactions and trading volume, the Company has assessed these as level 2 within the fair value hierarchy of ASC 820. The Company classifies its entire investment portfolio as available for sale as defined in ASC 320, Debt and Equity Securities. The maturities of all marketable securities held at June 30, 2011 are less than one year. Securities are carried at fair value with the unrealized gains (losses) reported as a separate component of stockholders’ equity within accumulated other comprehensive income.

The unrealized gain from marketable securities was $4 and $2 at June 30, 2011 and December 31, 2010, respectively.

As of June 30, 2011 and December 31, 2010, none of the Company’s investments were determined to be other than temporarily impaired.

8. Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2011	December 31, 2010
Accrued compensation	$1,102	$978
Accrued research and development expenses	1,824	676
Accrued professional fees	642	317
Other accrued expenses	167	90

Total	$3,735	$2,061

Accrued research and development expenses are comprised of amounts owed to third-party contract research organizations or “CROs”, clinical investigators, laboratories and data managers for research and development work performed on behalf of the Company.

9. Debt

Debt consists of the following:

	June 30, 2011	December 31, 2010
2011 Credit Facility, payable in monthly installments through June 2014, with fixed interest of 6.79%	$438	$—
2008 Credit Facility, payable in monthly installments as notes matured through March 2011, with interest of 9.97% to 11.58% per annum	$—	$469

Total debt	438	469
Less: current portion	137	(469)

Total long-term debt, net of current portion	$301	$—

In March 2011, the Company entered into a Master Security Agreement for a $2,000 Capital Expenditure Line of Credit, (“the 2011 Credit Facility”). Under the 2011 Credit Facility, the Company may take equipment loan advances for the purchase of new laboratory equipment through March 2012. In June 2011, the Company took a $438 advance under the 2011 Credit Facility.

10. Stock Based Compensation

The Company’s 2006 Stock Incentive Plan, or the 2006 Plan, is administered by the Company’s Board of Directors and provides for the grant of incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights and other stock based awards. The Company’s officers, employees, consultants, advisors and directors are eligible to receive awards under the 2006 Plan; however, incentive stock options may only be granted to employees. Options granted are exercisable for a period determined by the Company, but in no event longer than ten years from the date of the grant. Options generally vest ratably over four years. There were 1,151 shares available to be granted under the 2006 Plan as of June 30, 2011.

A summary of the status of the Company’s stock option activity for the six months ended June 30, 2011 is presented in the table and narrative below:

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2011	5,860	$3.67
Granted	24	5.78
Exercised	(272)	1.77
Cancelled/Forfeited	(5)	1.53

Outstanding at June 30, 2011	5,607	$3.77

Options exercisable at June 30, 2011	2,396	$4.84

Weighted-average fair value of options granted during the period		$4.27

The Company utilizes the Black-Scholes option pricing model for determining the estimated fair value for stock based awards. The Black-Scholes model requires the use of assumptions which determine the fair value of the stock based awards. The assumptions used to value options granted are as follows:

	For the Six Months Ended
	June 30, 2011	June 30, 2010
Expected term of option	5.0 - 6.1 years	6.1 years
Expected volatility	87%	86%
Risk free interest rate	2.13 - 2.57%	2.92%
Expected dividend yield	0%	0%

Total compensation expense recorded in the accompanying statements of operations associated with option grants made to employees was $616 and $455 for the three months ended June 30, 2011 and 2010, respectively. Total compensation expense recorded in the accompanying statements of operations associated with option grants made to employees was $1,213 and $913 for the six months ended June 30, 2011 and 2010, respectively. The Company recorded no tax benefit related to these options since the Company currently maintains a full valuation allowance on its deferred tax assets.

As of June 30, 2011, the intrinsic value of the options outstanding was $23,156, of which $8,808 related to vested options and $14,348 related to unvested options. The intrinsic value of stock options is calculated based on the difference between the exercise prices of the underlying awards and the quoted stock price of the Company’s common stock as of the reporting date.

As of June 30, 2011, the total compensation cost related to unvested options not yet recognized in the financial statements is approximately $5,544, net of estimated forfeitures, and the weighted average period over which this amount is expected to be recognized is 1.6 years.

11. Comprehensive Loss

The Company reports and presents comprehensive loss in accordance with ASC 220, Comprehensive Income, which establishes standards for reporting and display of comprehensive loss and its components in a full set of general purpose financial statements. The objective of the statement is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners (comprehensive loss). The Company’s other comprehensive loss arises from net unrealized losses on marketable securities, and is immaterial for all periods presented.

12. Stockholders’ Equity

Changes in stockholders’ equity for the six months ended June 30, 2011 and 2010 were as follows:

	For the Six Months Ended June 30,
	2011	2010
Balance at December 31, 2010 and 2009	$50,544	$1,022
Net loss	(21,383)	(12,020)
Stock based compensation	1,326	938
Exercise of stock options	480	—
Change in unrealized loss on marketable securities	2	(6)
Issuance of common stock	60,960	22,628
Issuance of common stock under the Employee Stock Purchase Plan	75	50

Balance at June 30, 2011 and 2010	$92,004	$12,612

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

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of innovative treatments for infectious diseases. Within the anti-infective market, we are currently concentrating on the development of antivirals for the treatment of chronic hepatitis C and the development of antibacterials for the treatment of resistant bacterial infections. We are currently focusing our efforts on developing HCV drug candidates for the treatment of chronic hepatitis C:

•	ACH-1625, a protease inhibitor for the treatment of chronic HCV infection, currently being tested in an on-going phase IIa clinical trial;

•	ACH-2684, a pangenotypic protease inhibitor for the treatment of chronic HCV infection, currently being tested in a phase I clinical trial; and

•

a portfolio of NS5A inhibitors for the treatment of chronic HCV infection, including ACH-2928, currently being tested in a phase I clinical trial, and several additional NS5A inhibitors currently in preclinical development.

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

We have devoted and are continuing to devote substantially all of our efforts toward product research and development. We have incurred losses of $239 million from inception through June 30, 2011 and had an accumulated deficit of $253 million at June 30, 2011, which includes preferred stock dividends recognized until our initial public offering in 2006. Our net losses were $21.4 million and $12.0 million for the six months ended June 30, 2011 and 2010, respectively. We have funded our operations primarily through:

•

proceeds from the sale of equity securities, including our initial public offering in October 2006, private placements of our common stock in August 2008 and August 2010 and public offerings of our common stock in January 2010 and June 2011;

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

In June 2011, we issued 11,040,000 shares of our common stock in an underwritten public offering, including the underwriters’ exercise of an over-allotment option. We received net proceeds of $60.9 million.

We expect to incur substantial and increasing losses for at least the next several years as we seek to:

•	continue clinical testing of ACH-1625, ACH-2684 and ACH-2928; and

•	identify and progress additional drug candidates.

In June 2011, at our annual meeting of stockholders, our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation to increase the Company’s authorized shares of common stock from 100,000,000 to 200,000,000 in order to give the Company greater flexibility in considering and planning for potential business needs.

Financial Operations Overview

Revenue

To date, we have not generated revenue from the sale of any drugs. The majority of our revenue recognized to date has been derived from our collaboration with Gilead to develop compounds for use in treating chronic hepatitis C. During the six months ended June 30, 2011 and 2010, we recognized $121,000 and $117,000, respectively, under this collaboration agreement, all of which related to external costs billed by us to Gilead.

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

We did not recognize any revenue related to the amortization of deferred revenue during the six months ended June 30, 2011 and 2010, as we were unable to accurately estimate our total performance obligations under the Gilead collaboration. We will determine if we are able to estimate our remaining total performance obligations when and if a new lead compound under the collaboration is identified.

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

We have established our current drug candidate pipeline primarily through our internal discovery capabilities except for elvucitabine, which we in-licensed. Through these efforts we have identified and are developing the following drug candidates and programs:

•

ACH-1625, a Protease Inhibitor for Chronic HCV Infection. We are developing ACH-1625, a protease inhibitor for the treatment of chronic HCV. We are currently conducting a phase IIa clinical trial in both the United States and Europe to assess the compound’s safety, tolerability, pharmacokinetic properties and efficacy in HCV-infected subjects. In preclinical studies, ACH-1625 demonstrated strong potency, liver partitioning and a good safety profile. In phase Ia and phase Ib clinical trials, ACH-1625 was demonstrated to be safe and well-

tolerated at total daily doses ranging from 50mg to 2000mg. Further, ACH-1625 significantly reduced viral load in HCV patients by 3.40 log10 to 4.25 log10 at doses ranging from 200 to 600 mg twice daily and 400 and 600 mg once daily. Results from the first 28-day segment of the phase IIa trial demonstrated that 75-81% of patients receiving ACH-1625 in combination with pegylated interferon alfa-2a and ribavirin achieved rapid virologic response, or RVR, with a promising safety and tolerability profile. Viral load was reduced in HCV patients by 4.63 log10 to 4.96 log10 at doses ranging from 200 to 800 mg once daily. A second 12-week segment of this phase IIa trial is on-going.

•

ACH-2684, a Pangenotypic Protease Inhibitor for Chronic HCV Infection. We are developing ACH-2684 for the treatment of chronic HCV infection. In preclinical studies, ACH-2684 has demonstrated excellent potency in the picomolar range, as well as good pharmacokinetic and safety profiles. The potency and virology profiles of ACH-2684 demonstrate that it effectively suppresses a broad range of natural variants of HCV, and may be effective in the prevention and treatment of emerging resistant variants. This compound also retains potent in vitro activity against all known HCV genotypes. The very high potency of ACH-2684 was achieved by designing the compound to optimize the way in which it binds with NS3 protease. In preclinical studies, ACH-2684 was effective in combination with other HCV inhibitors, and in vitro is synergistic with NS5B nucleoside polymerase inhibitors. We have initiated a phase I clinical trial for ACH-2684.

•

NS5A Inhibitors for Chronic HCV Infection. We are progressing selected NS5A inhibitors for the treatment of chronic HCV infection, including ACH-2928, a lead compound in our portfolio of NS5A inhibitors, as well as ACH-3080, ACH-3102 and ACH-3107, preclinical candidates with improved virology profiles in the replicon assay. In early preclinical studies, these compounds demonstrate excellent potency against HCV RNA replication, as well as good pharmacokinetic and safety profiles. These compounds are highly active and potent against HCV genotypes 1a and 1b, as well as across other genotypes. We believe their high potency, in the picomolar range, and their favorable pharmacokinetic properties, strongly suggest once-daily dosing. Importantly, NS5A inhibitors are highly effective in combination with NS3 protease inhibitors, NS5B polymerase inhibitors, interferon and ribavirin. We have initiated a phase I clinical trial for ACH-2928. We will select an optimal NS5A inhibitor for clinical testing in a combination regimen based upon its virology and safety characteristics, and other business considerations.

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

	Six Months Ended June 30,
	2011	2010
Clinical candidate direct external costs:	(in thousands)
ACH-1625 (and related compounds)	$6,867	$2,667
ACH-2684 (and related compounds)	2,668	471
ACH-2928 (and related compounds)	1,586	—
Other	92	479

	11,213	3,617
Direct internal personnel costs	3,765	3,292

Sub-total direct costs	14,978	6,909
Indirect costs and overhead	1,984	1,929
Research and development tax credit	(73)	(65)

Total research and development	$16,889	$8,773

We are currently conducting a phase IIa clinical trial of ACH-1625 and phase I clinical trials of ACH-2684 and ACH-2928. We expect expenses associated with the completion of these programs to be substantial and to increase over time. We do not believe, however, that it is possible at this time to know or accurately project the nature, timing or total program-specific expenses through commercialization. There exist numerous factors associated with the successful commercialization of any of our drug candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will evolve and therefore impact our clinical development programs and plans over time.

General and Administrative

Our general and administrative expenses consist primarily of salaries and benefits for management and administrative personnel, professional fees for legal, accounting and other services, travel costs and facility-related costs such as rent, utilities and other general office expenses for general and administrative personnel.

Critical Accounting Standards and Estimates

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2010. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a significant impact on our financial results. During the first six months of 2011, there were no significant changes in our estimates and critical accounting policies.

Results of Operations

Results of operations may vary from period to period depending on numerous factors, including the timing of payments received under existing or future strategic alliances, joint ventures or financings, if any, the progress of our research and development projects, technological advances and determinations as to the commercial potential of proposed products.

Comparison of Three and Six Months Ended June 30, 2011 and 2010

Revenue. Revenue recognized during the three months ended June 30, 2011 and 2010 was $56,000 and $187,000, respectively, and $121,000 and $261,000 for the six months ended June 30, 2011 and 2010, respectively. The decrease in revenue in 2011 is primarily related to the recognition of Small Business Innovation Research grant revenue during 2010.

Because we are currently unable to estimate our future performance obligations under our collaboration with Gilead, we have ceased recognizing revenue related to upfront, milestone and FTE payments previously received until we can reasonably estimate our total future performance obligations under the collaboration. We will determine if we are able to estimate our remaining future performance obligations when and if a new lead candidate under the collaboration is identified. Under the proportionate performance method, periodic revenue related to upfront license and milestone payments is recognized as the percentage of actual effort expended in that period to total effort expected for all of our performance obligations under the arrangement. Additionally, under the collaboration arrangement, external costs are shared by both parties and payments we make to Gilead are recognized as a reduction of revenue. Revenue for the three and six months ended June 30, 2011 and 2010 is comprised as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change	2011	2010	Change
	(in thousands)			(in thousands)
Gilead collaboration revenue	$56	$43	13	$121	$117	$4
Grant revenue	—	144	(144)	—	144	(144)

Total revenue	$56	$187	(131)	$121	$261	$(140)

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

Research and Development Expenses. Research and development expenses were $8.9 million and $4.8 million for the three months ended June 30, 2011 and 2010, respectively, and $16.9 million and $8.8 million for the six months ended June 30, 2011 and 2010, respectively. The increase for the three and six months ended June 30, 2011 was primarily due to increased expenses related to clinical testing of ACH-1625 and ACH-2684, combined with increased preclinical costs for ACH-2684 and ACH-2928. We expect research and development expenses to remain consistent with 2011 levels during the remainder of the year, as we continue clinical testing of ACH-1625, ACH-2684 and ACH-2928. Research and development expenses for the three and six months ended June 30, 2011 and 2010 are comprised as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change	2011	2010	Change
Personnel costs	$1,593	$1,410	$183	$3,220	$2,912	$308
Stock based compensation	277	188	89	543	378	165
Outsourced research and supplies	6,129	2,320	3,809	11,070	3,615	7,455
Professional and consulting fees	397	339	58	1,050	709	341
Facilities costs	460	517	(57)	933	1,117	(184)
Travel and other costs	80	75	5	146	107	39
Research and development tax credit	(40)	(35)	(5)	(73)	(65)	(8)

Total	$8,896	$4,814	$4,082	$16,889	$8,773	$8,116

General and Administrative Expenses. General and administrative expenses were $2.4 million and $1.7 million for the three months ended June 30, 2011 and 2010, respectively, and $4.7 million and $3.4 million for the six months ended June 30, 2011 and 2010, respectively. The increase for the three and six months ended June 30, 2011 was primarily due to an increase in professional and consulting fees including business development consulting fees, corporate legal fees, and directors’ compensation. Non-cash charges related to stock based compensation also increased. We expect that general and administrative expenses will be consistent for the remainder of the year. General and administrative expenses for the three and six months ended June 30, 2011 and 2010 are comprised as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change	2011	2010	Change
Personnel costs	$755	$596	$159	$1,520	$1,240	$280
Stock based compensation	401	279	122	783	560	223
Professional and consulting fees	688	356	332	1,255	654	601
Facilities costs	282	282	—	515	519	(4)
Travel and other costs	310	177	133	586	384	202

Total	$2,436	$1,690	$746	$4,659	$3,357	$1,302

Other Income (Expense). Interest income was $30,000 and $15,000 for the three months ended June 30, 2011 and 2010, respectively. The increase was primarily due to increased average cash balances. Interest expense was $4,000 and $82,000 for the three months ended June 30, 2011 and 2010, respectively. The decrease was primarily due to lower average debt facility balances outstanding in 2011.

Interest income was $70,000 and $25,000 for the six months ended June 30, 2011 and 2010, respectively. The increase was primarily due to increased average cash balances. Interest expense was $26,000 and $176,000 for the six months ended June 30, 2011 and 2010, respectively. The decrease was primarily due to lower average debt facility balances outstanding in 2011.

Liquidity and Capital Resources

Since our inception in August 1998, we have financed our operations primarily through the issuance of stock and borrowings under debt facilities, as well as through receipts from our collaboration with Gilead. Through June 30, 2011, we have received approximately $332.2 million in aggregate gross proceeds from stock issuances, including convertible preferred stock, our initial public offering, our 2008 and 2010 private placements and our 2010 and 2011 public offerings, $19.3 million from Gilead under our collaboration agreement and approximately $22.6 million under debt facilities. As of June 30, 2011, our debt balance due to borrowings was $438,000 with an interest rate of 6.79%.

We had $99.6 million and $55.2 million in cash, cash equivalents and marketable securities as of June 30, 2011 and December 31, 2010, respectively. We regularly review our investments and monitor the financial markets. As of June 30, 2011, our cash, cash equivalents and marketable securities included high-quality financial instruments, primarily money market funds, government sponsored bond obligations and other corporate debt securities which we believe are subject to limited credit risk.

Cash used in operating activities was $16.4 million for the six months ended June 30, 2011 and was primarily attributable to our $21.4 million net loss, offset primarily by non-cash stock based compensation, combined with increases in accounts payable and accrued expenses. Cash used in operating activities was $11.5 million for the six months ended June 30, 2010 and was primarily attributable to our $12.0 million net loss combined with an increase in prepaid expense and a decrease in accrued expenses, offset primarily by non-cash charges related to depreciation, amortization and non-cash stock based compensation.

Cash provided by investing activities was $11.5 million for the six months ended June 30, 2011 and was primarily attributable to the maturities of marketable securities offset by purchases of marketable securities. Cash used in investing activities was $5.5 million for the six months ended June 30, 2010 and was primarily attributable to the purchase of marketable securities.

Cash provided by financing activities was $61.5 million for the six months ended June 30, 2011 and was primarily attributable to $61.0 million in net proceeds from the sale of 11,040,000 shares of common stock in June 2011. Cash provided by financing activities was $21.5 million for the six months ended June 30, 2010 and was primarily attributable to $22.6 million in net proceeds from the sale of 11,816,250 shares of common stock in January and February 2010, offset by repayments of debt.

We expect to incur continuing and increasing losses from operations for at least the next several years as we seek to:

•	continue clinical testing of ACH-1625, ACH-2684 and ACH-2928; and

•	identify and progress additional drug candidates.

We believe that our existing cash and cash equivalents will be sufficient to meet our projected operating requirements through at least June 30, 2012. However, our funding resources and requirements may change and will depend upon numerous factors, including but not limited to:

•	the costs involved in the clinical development, manufacturing and formulation of ACH-1625, ACH-2684 and ACH-2928;

•	our ability to enter into corporate collaborations for our HCV candidates and the terms and success of these collaborations;

•	any partnership opportunities that may arise for elvucitabine, ACH-702 or ACH-2881 that we determine to pursue;

•	the costs involved in obtaining regulatory approvals for our drug candidates;

•	the scope, prioritization and number of programs we pursue;

•	the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent and other intellectual property claims;

•	our ability to raise incremental debt or equity capital, including any changes in the credit market that may impact our ability to obtain capital in the future;

•	our acquisition and development of new technologies and drug candidates; and

•	competing technological, regulatory and market developments currently unknown to us.

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

In May 2011, the FASB issued ASU No. 2011-04 “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. The amendments clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and in some instances change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. Notable changes under the amended guidance include: (i) application of the highest and best use and valuation premise concepts solely for non-financial assets and liabilities; (ii) measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity; and (iii) disclosing quantitative information about unobservable inputs used in the fair value measurement within Level 3 of the fair value hierarchy. For public entities, the amendment is effective for interim and annual periods beginning after December 15, 2011. Early application is not permitted. We are currently evaluating the disclosure requirements related to providing quantitative information about unobservable inputs used to measure the fair value of its contingent consideration liability.

In June 2011, the FASB issued ASU No. 2011-05 “Comprehensive Income: Presentation of Comprehensive Income.” Under the amendment, an entity will have the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This amendment, therefore, eliminates the currently available option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendment does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. We will adopt this amended guidance for the fiscal year beginning January 1, 2012. As this guidance relates to presentation only, the adoption of this guidance will not have any other effect on our financial statements.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective, at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a–15(d) and 15d–15(d) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have invested a significant portion of our efforts and financial resources in the development of our candidates for the treatment of chronic HCV infection, including our protease inhibitors, ACH-1625 and ACH-2684 and our NS5A inhibitors, ACH-2928 and related compounds. Our ability to generate revenues will depend heavily on the successful development and commercialization of these drug candidates. The development and commercial success of these drug candidates will depend on several factors, including the following:

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

We are currently conducting a phase IIa clinical trial for ACH-1625, phase I clinical trials for ACH-2684 and ACH-2928 and late-stage preclinical assessment of additional NS5A inhibitors. Positive results in preclinical studies of a drug candidate may not be predictive of similar results in human clinical trials, and promising results from early clinical trials of a drug candidate may not be replicated in later clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in early-stage development. Accordingly, the results from the preclinical studies of ACH-1625, ACH-2684 or ACH-2928 or the completed clinical trials for ACH-1625 may not be predictive of the results we may obtain in later stage trials.

We do not expect any of our drug candidates to be commercially available for at least several years, if at all.

We have a limited operating history and have incurred a cumulative loss since inception. If we do not generate significant revenues, we will not be profitable.

We have incurred significant losses since our inception in August 1998. As of June 30, 2011, our accumulated deficit was approximately $252.8 million. We have not generated any revenue from the sale of drug candidates to date. We expect that our annual operating losses will increase over the next several years as we expand our research, development and commercialization efforts.

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

We are engaged in a segment of the pharmaceutical industry that is highly competitive and rapidly changing. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations are pursuing the development of novel drugs that target infectious diseases generally and HCV in particular. We face, and expect to continue to face, intense and increasing competition as new products enter the market and advanced technologies become available. In addition to currently approved drugs, there are a significant number of drugs that are currently under development and may become available in the future for the treatment of chronic HCV. Additionally, there may be competitive drugs currently under development of which we are not aware. We would expect our drug candidates to compete with the following approved drugs and drug candidates currently under development:

If approved, our protease inhibitors, ACH-1625 and ACH-2684, and our NS5A inhibitors, ACH-2928 and related compounds, would compete with drugs currently approved for the treatment of HCV, i.e., the interferon-alpha-based products from Roche (Pegasys and Roferon-A) or Merck (Intron-A or Peg-Intron), the ribavirin based products from Merck (Rebetrol), Roche (Copegus) or generic versions sold by various companies, as well as recently-approved protease inhibitors teleprevir (Incivek) by Vertex and boceprevir (Vicetrelis) by Merck. In addition, our HCV compounds may compete with the interferon and ribavirin-based drugs currently in development such as Valeant’s ribavirin analog (Viramidine) and Human Genome Sciences’ Albuferon, and with other products in development in multiple classes including protease inhibitors, polymerase inhibitors (nucleoside and non-nucleoside), NS5A inhibitors, toll-like receptors and cyclophilin inhibitors also under development for the treatment of HCV by companies such as Abbott, Anadys, Astra-Zeneca, Avila Therapeutics, Boehringer Ingelheim, Bristol-Myers Squibb, Enanta, Gilead, GlaxoSmithKline, Human Genome Sciences, Idenix, Johnson & Johnson, Presidio, Medivir, Merck, Novartis, Pfizer, Pharmasset, Roche, Valeant and Vertex.

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

We believe that our existing cash and cash equivalents will be sufficient to support our current operating plan for at least the next 12 months. Our operating plan may change as a result of many factors, including:

•	the costs involved in the clinical development, manufacturing and formulation of our protease inhibitors, ACH-1625 and ACH-2684, and our NS5A inhibitors, ACH-2928 and related compounds;

•	our ability to enter into corporate collaborations for our HCV candidates and the terms and success of these collaborations;

•	any partnership opportunities that may arise for elvucitabine, ACH-702 or ACH-2881 that we determine to pursue;

•	the costs involved in obtaining regulatory approvals for our drug candidates;

•	the scope, prioritization and number of programs we pursue;

•	the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent and other intellectual property claims;

•	our ability to raise incremental debt or equity capital, including any changes in the credit market that may impact our ability to obtain capital in the future;

•	our acquisition and development of new technologies and drug candidates; and

•	competing technological, regulatory and market developments currently unknown to us.

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

We may seek additional financing through a combination of private and public equity offerings, debt financings and collaboration, strategic alliance and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, ownership interest will be diluted, and the terms may include adverse liquidation or other preferences that adversely affect your rights as a stockholder. Since August 2008, we have issued an aggregate of 53,346,006 shares of our common stock in two private placements and two public offerings as well as warrants to purchase an aggregate of 9,599,950 shares of our common stock, all of which remain outstanding. These financings substantially diluted our existing stockholders.

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

In addition, in the Phase IIa clinical study currently on-going, ACH-1625 is being studied in combination with the current standard of care. Recently approved therapies, including teleprevir (Incivek) and boceprivir (Victrelis) could, in time, result in a change to the standard of care which may require us to carry out more extensive studies, evaluate different treatment combinations or complete comparative effectiveness studies, resulting in significant delays and/or increased costs.

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

Our ability to enroll patients in our clinical trials in sufficient numbers and on a timely basis will be subject to a number of factors, including the size of the patient population, the nature of the protocol, the existence of clinical trials for competing drugs also in clinical development, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease and the eligibility criteria for the clinical trial. Delays in patient enrollment may result in increased costs and longer development times. We currently face competition for subjects to enroll in our clinical trials and may have to expand the number of sites at which the trials are conducted. If we are not successful in doing so, the planned timing for release of data from these trials may not be achieved. In addition, subjects may drop out of our clinical trials, and thereby impair the validity or statistical significance of the trials.

We, the FDA or other applicable regulatory authorities may suspend clinical trials of a drug candidate at any time if we or they believe the subjects or patients participating in such clinical trials are being exposed to unacceptable health risks or for other reasons. For example, as we advance ACH-1625 into longer term clinical trials in Phase IIa, we have established predetermined stopping rules, as well as a Data Safety Monitoring Board (DSMB) in order to monitor and ensure patient safety. The FDA has also required us to perform data analysis between patient cohorts in our phase I clinical trials of ACH-2684 and ACH-2928. Any interruption of these clinical trials, whether as a result of one of our drug candidates, of co-administration of the standard of care, or of administrative review delays on the part of the FDA, could cause delays in our drug development.

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

Our product promotion and advertising is also subject to regulatory requirements and continuing regulatory review. In particular, the marketing claims we will be permitted to make in labeling or advertising regarding our marketed products will be limited by the terms and conditions of the FDA-approved labeling. We must submit copies of our advertisements and promotional labeling to the FDA at the time of initial publication or dissemination. If the FDA believes these materials or statements promote our products for unapproved indications, or with unsubstantiated claims, or if we fail to provide appropriate safety-related information, the FDA could allege that our promotional activities misbrand our products. Specifically, the FDA could issue a warning letter, which may demand, among other things, that we cease such promotional activities and issue corrective advertisements and labeling. The FDA also could take enforcement action including seizure of allegedly misbranded product, injunction or criminal prosecution against us and our officers or employees. If we repeatedly or deliberately fail to submit such advertisements and labeling to the agency, the FDA could withdraw our approvals. Moreover, the Department of Justice can bring civil or criminal actions against companies that promote drugs or biologics for unapproved uses, based on the False Claims Act and other federal laws governing reimbursement for such products under the Medicare, Medicaid and other federally supported healthcare programs. Monetary penalties in such cases have often been substantial, and civil penalties can include costly mandatory compliance programs and exclusion from federal healthcare programs.

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

We are developing multiple DAA compounds, in two distinct classes, for treatment of chronic HCV infection. Other companies are also developing DAAs in these classes, as well as other classes. Until the recent introduction of DAA therapy, the standard of care for HCV infection included immunomodulatory therapy with pegylated interferon and ribavirin. Two DAAs developed by our competitors, teleprevir (Incivek) by Vertex and boceprevir (Victrelis) by Merck, were recently approved by the FDA. We cannot currently predict with any certainty the impact of the commercial launch of these compounds on the HCV market, although marketed DAAs may now be added to that standard regimen.

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

Even if ACH-1625, ACH-2684, ACH-2928, or any other drug candidates we may develop or acquire in the future obtain regulatory approval, they may not gain market acceptance among physicians, health care payors, patients and the medical community. Factors that we believe could materially affect market acceptance of our product candidates include:

•

the timing of market introduction of competitive drugs, and the impact of the commercial launch of teleprevir (Incivek) by Vertex and boceprevir (Victrelis) by Merck, which were recently approved by the FDA;

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

The HCV inhibitor space is particularly crowded in terms of intellectual property, and we are aware that certain competitors such as Merck, Vertex, AstraZeneca, Bayer, Gilead Sciences and Bristol-Myers Squibb, have disclosed compounds that may be prior art to our patent applications and prevent issuance or alter the scope of any claims that we may pursue related to our drug candidates. For example, with regard to ACH-2928, we are aware that this compound and closely related inhibitors have been disclosed in third party published patent applications and ultimately could be deemed to constitute prior art. These competitive activities may substantially impact our ability to obtain patent protection on our lead drug candidates and/or to commercialize such drug candidates in the absence of patent rights from one or more third parties.

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

In addition, under the Bayh-Dole Act, the federal government has certain rights to the technology licensed to us from Emory University.

If we infringe or are alleged to infringe intellectual property rights of third parties, our business could be harmed.

Our research, development and commercialization activities, including any drug candidates resulting from these activities, may infringe or be claimed to infringe patents or other proprietary rights owned by third parties and to which we do not hold licenses or other rights. There may be applications that have been filed but not published that, if issued, could be asserted against us. We are aware that certain third parties, including BMS, Gilead, GlaxoSmithKline plc and Enanta Pharmaceuticals, Inc. have applications that are broadly directed to HCV inhibitors. Certain of these third parties, in particular Gilead and Enanta, have patent applications with pending claims that, if issued, could be construed to encompass our drug candidate, ACH-2928. These third parties could bring claims against us that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages. Further, if a patent infringement suit were brought against us, we could be forced to stop or delay research, development, manufacturing or sales of the drug or drug candidate that is the subject of the suit.

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

In connection with capital raising activities, we may be required to dilute our existing stockholders substantially. For example, in June 2011 we issued an aggregate of 11,040,000 shares of our common stock in a public offering. In August 2010, we issued an aggregate of 19,775,101 shares of our common stock, plus common stock warrants to purchase a total of 6,921,286 additional shares of common stock in a private placement. In January and February 2010, we issued an aggregate of 11,816,250 shares of our common stock in an underwritten offering. Additionally, in August 2008, we issued 10,714,655 shares of our common stock, plus common stock warrants to purchase a total of 2,678,664 additional shares of common stock in a private placement. Stockholders will be further diluted if, and to the extent, any investors exercise their warrants. The issuance of these shares and warrants resulted in substantial dilution to stockholders who held our common stock prior to the issuance. All of the shares of common stock we issued, as well as those shares issuable upon exercise of the warrants, are freely tradable pursuant to registration statements filed with the SEC that were declared effective by the SEC on April 25, 2011, September 30, 2010, October 16, 2009 and October 30, 2008, making such shares available for immediate resale in the public market.

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

As of August 1, 2011, our directors, executive officers and current holders of more than 5% of our outstanding common stock, together with their affiliates and related persons, beneficially own, in the aggregate, approximately 56% of our outstanding common stock. As a result, these stockholders, if acting together, have the ability to determine the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets and other extraordinary transactions. The interests of this group of stockholders may not always coincide with our corporate interests or the interest of other stockholders, and they may act in a manner with which you may not agree or that may not be in the best interests of other stockholders. This concentration of ownership may have the effect of:

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

The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future. During the period from January 1, 2007 to August 1, 2011, our stock price has ranged from a low of $0.68 to a high of $19.61. Market prices for securities of early stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

ITEM 6.	EXHIBITS

31.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*	Submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets at June 30, 2011 and December 31, 2010 (unaudited), (ii) Statements of Operations for the three and six months ended June 30, 2011 and 2010 (unaudited), (iii) Statements of Cash Flows for the six months ended June 30, 2011 and 2010 (unaudited), and (iv) Notes to Financial Statements (unaudited).

In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACHILLION PHARMACEUTICALS, INC.

Date: August 8, 2011	/s/ Michael D. Kishbauch
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2011	/s/ Mary Kay Fenton
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2

Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*	Submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets at June 30, 2011 and December 31, 2010 (unaudited), (ii) Statements of Operations for the three and six months ended June 30, 2011 and 2010 (unaudited), (iii) Statements of Cash Flows for the six months ended June 30, 2011 and 2010 (unaudited), and (iv) Notes to Financial Statements (unaudited).

In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.