Form 10-Q
period 2011-09-30
ACHILLION PHARMACEUTICALS INC
filed 2011-11-08
CIK 1070336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 1, 2011, the registrant had 69,743,721 shares of Common Stock, $0.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Achillion Pharmaceuticals, Inc.

Balance Sheets

(in thousands, except per share amounts)

(Unaudited)

	September 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$23,388	$25,373
Marketable securities	41,751	29,827
Accounts and other receivables	93	246
Prepaid expenses and other current assets	2,033	2,052

Total current assets	67,265	57,498
Marketable securities	24,861	—
Fixed assets, net	1,060	468
Deferred financing costs	17	117
Restricted cash	152	152

Total assets	$93,355	$58,235

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,175	$2,672
Accrued expenses	4,092	2,061
Current portion of long-term debt	139	469

Total current liabilities	8,406	5,202
Long-term debt	265	—
Deferred revenue	2,489	2,489

Total liabilities	$11,160	$7,691

Commitments and contingencies

Stockholders’ Equity:
Common Stock, $.001 par value; 200,000 and 100,000, respectively, shares authorized: 69,743 and 58,376 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	70	58
Additional paid-in capital	345,383	281,878
Accumulated deficit	(263,215)	(231,394)
Accumulated other comprehensive income	(43)	2

Total stockholders’ equity	82,195	50,544

Total liabilities and stockholders’ equity	$93,355	$58,235

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	$64	$170	$185	$431

Operating expenses
Research and development	8,615	5,657	25,504	14,431
General and administrative	1,922	1,690	6,581	5,047

Total operating expenses	10,537	7,347	32,085	19,478

Loss from operations	(10,473)	(7,177)	(31,900)	(19,047)
Other income (expense)
Interest income	44	27	114	53
Interest expense	(9)	(67)	(35)	(243)

Net loss	(10,438)	(7,217)	(31,821)	(19,237)

Basic and diluted net loss per share (Note 5)	$(0.15)	$(0.15)	$(0.51)	$(0.47)

Weighted average shares used in computing basic and diluted net loss per share	69,725	47,576	62,392	40,608

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities
Net loss	$(31,821)	$(19,237)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	236	539
Noncash stock based compensation	1,984	1,459
Noncash interest expense	9	39
(Gain) loss on disposal of equipment	(110)	6
Amortization of premium on marketable securities	351	169
Changes in operating assets and liabilities:
Accounts receivable	153	(26)
Prepaid expenses and other assets	129	(1,218)
Accounts payable	1,396	414
Accrued expenses	2,021	(293)

Net cash used in operating activities	(25,652)	(18,148)

Cash flows from investing activities
Purchases of fixed assets	(593)	(154)
Purchases of marketable securities	(72,875)	(39,700)
Maturities of marketable securities	35,694	5,050

Net cash used in investing activities	(37,774)	(34,804)

Cash flows from financing activities
Proceeds from sale of common stock, net of issuance costs	60,947	72,556
Proceeds from exercise of stock options	511	—
Proceeds from sale of common stock under Employee Stock Purchase Plan	75	50
Payment of deferred financing costs	(18)	—
Borrowings of debt	438	—
Repayments of debt	(512)	(1,682)

Net cash provided by financing activities	61,441	70,924

Net increase in cash and cash equivalents	(1,985)	17,972
Cash and cash equivalents, beginning of period	25,373	9,712

Cash and cash equivalents, end of period	$23,388	$27,684

Supplemental disclosure of cash flow information
Cash paid for interest	$20	$184

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Notes to Financial Statements

(in thousands, except per share amounts)

(Unaudited)

1. Nature of the Business

Achillion Pharmaceuticals, Inc. (the “Company”) was incorporated on August 17, 1998 in Delaware. The Company is focused on discovering, developing and commercializing innovative anti-infective drug therapies. The Company is devoting substantially all of its efforts towards product research and development.

The Company incurred losses of $249,353 from inception through September 30, 2011 and had an accumulated deficit of $263,215 at September 30, 2011, which includes preferred stock dividends recognized until the Company’s initial public offering in 2006. The Company has funded its operations primarily through the sale of equity securities, borrowings from debt facilities and the receipt of milestone and cost-sharing receipts from a collaboration partner, Gilead Sciences, Inc. (“Gilead”).

The Company believes that its existing cash, cash equivalents and marketable securities will be sufficient to support its current operating plan through at least September 30, 2012. However, the Company’s operating requirements may change as a result of many factors, including but not limited to:

•	the costs involved in the clinical development, manufacturing and formulation of the Company’s protease inhibitors, ACH-1625 and ACH-2684, and its NS5A inhibitors, ACH-2928 and ACH-3102;

•	the Company’s ability to enter into corporate collaborations for its chronic hepatitis C (“HCV”) candidates and the terms and success of these collaborations;

•	any partnership opportunities that may arise for elvucitabine, ACH-702 or ACH-2881 that the Company determines to pursue;

•	the costs involved in obtaining regulatory approvals for the Company’s drug candidates;

•	the scope, prioritization and number of programs the Company pursues;

•	the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent and other intellectual property claims;

•	the Company’s ability to raise incremental debt or equity capital, including any changes in the credit market that may impact its ability to obtain capital in the future;

•	the Company’s acquisition and development of new technologies and drug candidates; and

•	competing technological and market developments currently unknown to the Company.

2. Accounting Standards Updates

In October 2009, an update was made to the Accounting Standards Codification (“ASC”) 605, Revenue Recognition, which provides accounting principles and application guidance on how revenue arrangements with multiple deliverables should be separated and the consideration allocated. Assuming other criteria are met, this guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition. Allocation of consideration is now based on management’s estimate of the selling price for an undelivered item where there is no other means to determine the fair value of that undelivered item. This update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company adopted this guidance as of January 1, 2011. There was no impact to the Company’s financial statements upon adoption of this standard as there were no new or materially modified agreements.

In May 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) No. 2011-04 “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. The amendments clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and in some instances change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. Notable changes under the amended guidance include: (i) application of the highest and best use and valuation premise concepts solely for non-financial assets and liabilities; (ii) measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity; and (iii) disclosing quantitative information about unobservable inputs used in the fair value measurement within Level 3 of the fair value hierarchy. For public entities, the amendment is effective for interim and annual periods beginning after December 15, 2011. Early application is not permitted. The Company does not expect adoption of this standard to have a material effect on its financial statements.

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

The Offering resulted in net proceeds to the Company of $60,947, after deducting offering related expenses and underwriting discounts. The Company intends to use the net proceeds to continue clinical testing of ACH-1625, ACH-2684, and ACH-2928, to continue IND-enabling preclinical studies of ACH-3102 and for general corporate expenses.

5. Earnings (Loss) Per Share (“EPS”)

Basic EPS is calculated by dividing net income or loss attributable to common stockholders by the weighted average common stock outstanding. Diluted EPS is calculated by adjusting weighted average common shares outstanding for the dilutive effect of common stock options and warrants. In periods in which a net loss is recorded, no effect is given to potentially dilutive securities, since the effect would be antidilutive. Securities that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive were as follows for the three and nine months ended September 30, 2011 and 2010:

	Three and Nine Months Ended September 30,
	2011	2010
Options	5,684	3,320
Warrants	9,664	9,706

Total potentially dilutive securities outstanding	15,348	13,026

6. Collaboration Arrangements

Gilead Sciences, Inc.

In November 2004, the Company entered into a research collaboration and license agreement with Gilead Sciences, Inc. pursuant to which the Company agreed to collaborate exclusively with Gilead throughout the world to develop and commercialize compounds for the treatment of HCV which inhibit HCV replication through a novel mechanism of action targeting the HCV NS4A protein. In September 2009, the Company and Gilead amended the collaboration arrangement so that the Company may continue to develop ACH-1095 independently during an “Interim Period,” while Gilead may rejoin in the development of ACH-1095 at clinical proof-of-concept, as defined in the agreement. At this time, however, the Company has elected not to devote significant resources to clinical development of ACH-1095.

The Company continues to be responsible for preclinical assessment of a limited number of other NS4A antagonists until such time as proof-of-concept is achieved. Gilead will otherwise be responsible for all manufacturing, formulation and commercialization activities associated with such compounds, if nominated, including all regulatory filings and clinical trials after proof-of-concept. The Company received $10,000 from Gilead upon the execution of the license agreement, of which $2,000 was allocated to the fair value of the preferred stock purchased concurrent with entering into the license agreement. The remaining $8,000 of the non-refundable up-front license fee, as well as a $2,000 milestone achieved during the period prior to achievement of proof-of-concept, are being accounted for under the proportionate performance model.

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

Revenue under the proportionate performance model is recognized as the Company’s effort under the collaboration is incurred. The proportion of actual performance to total expected performance is applied to these payments in determining periodic revenue. Payments made by the Company to Gilead in connection with this collaboration are recognized as a reduction of revenue. When the Company’s performance obligation is complete, the Company will recognize milestone payments, if any, when the corresponding milestone is achieved. The Company will recognize royalty payments, if any, upon product sales. Under the proportionate performance method, revenue recognized will be limited by the aggregate cash received or receivable to date by the Company.

At this time, the Company cannot accurately estimate its future obligations under the collaboration as it has not identified a new lead compound that will be developed jointly. Therefore, during the three and nine months ended September 30, 2011 and 2010, the Company did not recognize revenue from upfront, milestone and full-time equivalent, or “FTE,” fees previously received under the collaboration. The Company will determine its remaining obligations if and when a new lead compound is identified.

During the three months ended September 30, 2011 and 2010, the Company recognized revenue of $64 and $45, respectively, under the arrangement, all of which related to external costs billed by the Company to Gilead. During the nine months ended September 30, 2011 and 2010, the Company recognized revenue of $185 and $162, respectively, under the arrangement, all of which related to external costs billed by the Company to Gilead.

Included in the accompanying balance sheets as of September 30, 2011 and December 31, 2010 are $64 and $18, respectively, of accounts receivable resulting from this collaboration agreement and $2,489 and $2,489, respectively, of deferred revenue resulting from the up-front fee, a milestone payment, and FTE costs.

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

Under the terms of the Agreement, GCAT, through a sublicense agreement with a Chinese joint venture, T&T Pharma Co., Ltd., will assume all development and regulatory responsibility and associated costs for elvucitabine. The Company will be eligible to receive development milestones and royalties on net sales in the territories covered by the agreement.

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

Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; or

Level 3: Unobservable inputs.

The fair value of the Company’s marketable securities of $66,612 and $29,827 as of September 30, 2011 and December 31, 2010, respectively, is valued based on level 2 inputs. The Company’s investments consist mainly of U.S government and agency securities, government sponsored bond obligations and certain other corporate debt securities. Fair value is determined based upon quoted market prices; however, due to lack of sufficiency of transactions and trading volume, the Company has assessed these as level 2 within the fair value hierarchy of ASC 820. The Company classifies its entire investment portfolio as available for sale as defined in ASC 320, Debt and Equity Securities. Securities are carried at fair value with the unrealized gains (losses) reported as a separate component of stockholders’ equity within accumulated other comprehensive income.

The unrealized (loss) gain from marketable securities was $(43) and $2 at September 30, 2011 and December 31, 2010, respectively.

As of September 30, 2011 and December 31, 2010, none of the Company’s investments were determined to be other than temporarily impaired.

8. Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2011	December 31, 2010
Accrued compensation	$1,479	$978
Accrued research and development expenses	2,062	676
Accrued professional fees	300	317
Other accrued expenses	251	90

Total	$4,092	$2,061

Accrued research and development expenses are comprised of amounts owed to third-party contract research organizations or “CROs”, clinical investigators, laboratories and data managers for research and development work performed on behalf of the Company.

9. Debt

Debt consists of the following:

	September 30, 2011	December 31, 2010
2011 Credit Facility, payable in monthly installments through June 2014, with fixed interest of 6.79%	$404	$—
2008 Credit Facility, payable in monthly installments as notes matured through March 2011, with interest of 9.97% to 11.58% per annum	$—	$469

Total debt	404	469
Less: current portion	(139)	(469)

Total long-term debt, net of current portion	$265	$—

In March 2011, the Company entered into a Master Security Agreement for a $2,000 Capital Expenditure Line of Credit, (“the 2011 Credit Facility”) with Webster Bank. Under the 2011 Credit Facility, the Company may draw down equipment loan advances for the purchase of new laboratory equipment through March 2012. Through September 30, 2011, the Company had drawn down $438 under the 2011 Credit Facility.

10. Stock Based Compensation

The Company’s 2006 Stock Incentive Plan, or the 2006 Plan, is administered by the Company’s Board of Directors and provides for the grant of incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights and other stock based awards. The Company’s officers, employees, consultants, advisors and directors are eligible to receive awards under the 2006 Plan; however, incentive stock options may only be granted to employees. Options granted are exercisable for a period determined by the Board of Directors, but in no event longer than ten years from the date of the grant. Options generally vest ratably over four years. There were 1,050 shares available to be granted under the 2006 Plan as of September 30, 2011.

A summary of the status of the Company’s stock option activity for the nine months ended September 30, 2011 is presented in the table and narrative below:

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2011	5,860	$3.67
Granted	125	7.26
Exercised	(296)	1.73
Cancelled/Forfeited	(5)	1.53

Outstanding at September 30, 2011	5,684	$3.85

Options exercisable at September 30, 2011	2,536	$4.75

Weighted-average fair value of options granted during the period		$5.33

The Company utilizes the Black-Scholes option pricing model for determining the estimated fair value for stock based awards. The Black-Scholes model requires the use of assumptions which determine the fair value of the stock based awards. The assumptions used to value options granted are as follows:

For the Nine Months Ended
	September 30, 2011	September 30, 2010
Expected term of option	5.0 - 6.1 years	6.1 years
Expected volatility	87 – 88%	86 -87%
Risk free interest rate	1.19 - 2.57%	1.59% - 2.92%
Expected dividend yield	0%	0%

Total compensation expense recorded in the accompanying statements of operations associated with option grants made to employees was $615 and $513 for the three months ended September 30, 2011 and 2010, respectively. Total compensation expense recorded in the accompanying statements of operations associated with option grants made to employees was $1,828 and $1,426 for the nine months ended September 30, 2011 and 2010, respectively. The Company recorded no tax benefit related to these options since the Company currently maintains a full valuation allowance on its deferred tax assets.

As of September 30, 2011, the intrinsic value of the options outstanding was $9,078, of which $3,732 related to vested options and $5,346 related to unvested options. The intrinsic value of stock options is calculated based on the difference between the exercise prices of the underlying awards and the quoted stock price of the Company’s common stock as of the reporting date.

As of September 30, 2011, the total compensation cost related to unvested options not yet recognized in the financial statements is approximately $5,475, net of estimated forfeitures, and the weighted average period over which this amount is expected to be recognized is 1.6 years.

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

12. Stockholders’ Equity

Changes in stockholders’ equity for the nine months ended September 30, 2011 and 2010 were as follows:

	For the Nine Months Ended September 30,
	2011	2010

Balance at December 31, 2010 and 2009	$50,544	$1,022
Net loss	(31,821)	(19,237)
Stock based compensation	1,984	1,459
Exercise of stock options	511	—
Change in unrealized loss on marketable securities	(45)	(8)
Issuance of common stock	60,947	72,556
Issuance of common stock under the Employee Stock Purchase Plan	75	50

Balance at September 30, 2011 and 2010	$82,195	$55,842

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

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of innovative treatments for infectious diseases. Within the anti-infective market, we are currently concentrating on the development of antivirals for the treatment of chronic hepatitis C infection, or HCV, and the development of antibacterials for the treatment of resistant bacterial infections. We are currently focusing our efforts on developing the following drug candidates for the treatment of HCV:

•	ACH-1625, a protease inhibitor for the treatment of HCV, currently being tested in an on-going phase IIa clinical trial;

•	ACH-2684, a pangenotypic protease inhibitor for the treatment of HCV, currently being tested in a phase I clinical trial;

•	ACH-2928, a NS5A inhibitor for the treatment of HCV, currently being tested in a phase I clinical trial; and

•	ACH-3102, a NS5A inhibitor for the treatment of HCV, currently being tested in IND-enabling preclinical studies.

We also have developed ACH-1095, a NS4A antagonist for the treatment of HCV, to which Gilead Sciences, Inc., or Gilead, retains certain future development rights. We are not devoting significant resources at this time to the further development of ACH-1095. In addition, we have established a pipeline of certain product candidates for which we are currently seeking appropriate collaborative partners, but to which we are not devoting significant resources at this time. These product candidates include ACH-702 for the treatment of dermatologic and ophthalmic infections, ACH-2881 for the treatment of serious resistant bacterial infections, including methicillin resistant staphylococcus aureus, and elvucitabine for the treatment of HIV infection.

We have devoted and are continuing to devote substantially all of our efforts toward product research and development. We have incurred losses of $249 million from inception through September 30, 2011 and had an accumulated deficit of $263 million at September 30, 2011, which includes preferred stock dividends recognized until our initial public offering in 2006. Our net losses were $31.8 million and $19.2 million for the nine months ended September 30, 2011 and 2010, respectively. We have funded our operations primarily through:

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

We expect to incur substantial and increasing losses for at least the next several years as we seek to:

•	continue clinical testing of ACH-1625, ACH-2684 and ACH-2928;

•	continue IND-enabling preclinical studies and initiate clinical testing of ACH-3102; and

•	identify and progress additional drug candidates.

In June 2011, at our annual meeting of stockholders, our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation to increase the Company’s authorized shares of common stock from 100,000,000 to 200,000,000 in order to give the Company greater flexibility in considering and planning for potential business needs.

Financial Operations Overview

Revenue

To date, we have not generated revenue from the sale of any drugs. The majority of our revenue recognized to date has been derived from our collaboration with Gilead to develop compounds for use in treating HCV. During the nine months ended September 30, 2011 and 2010, we recognized $185,000 and $162,000, respectively, under this collaboration agreement, all of which related to external costs billed by us to Gilead.

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

We did not recognize any revenue related to the amortization of deferred revenue during the nine months ended September 30, 2011 and 2010, as we were unable to accurately estimate our total performance obligations under the Gilead collaboration. We will determine if we are able to estimate our remaining total performance obligations when and if a new lead compound under the collaboration is identified.

Through the completion of our performance obligations under the collaboration with Gilead, we expect to recognize the remaining $2.5 million of deferred revenue related to the amortization of the upfront, milestone and full time equivalent, or FTE, payments received, offset by any payments we are obligated to make to Gilead in satisfaction of external costs paid by Gilead under our external cost-sharing arrangement. It is possible that we will recognize negative revenue in future periods based upon the timing of our performance under the collaboration and on the timing and magnitude of external costs borne by Gilead.

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

We have established our current drug candidate pipeline primarily through our internal discovery capabilities except for elvucitabine, which we in-licensed. Through these efforts we have identified and are developing the following drug candidates and programs:

•

ACH-1625, a Protease Inhibitor for Chronic HCV Infection. We are developing ACH-1625, a protease inhibitor for the treatment of HCV. We are currently conducting a phase IIa clinical trial in both the United States and Europe to assess the compound’s safety, tolerability, pharmacokinetic properties and efficacy in HCV-infected subjects. In preclinical studies, ACH-1625 demonstrated strong potency, a good safety profile and a liver partitioning effect. In phase Ia and phase Ib clinical trials, ACH-1625 was demonstrated to be safe and well-tolerated at total daily doses ranging from 50mg to 2000mg. Further, ACH-1625 significantly reduced viral load in HCV-infected patients by 3.40 log10 to 4.25 log10 at doses ranging from 200 to 600 mg twice daily and 400 and 600 mg once daily. Results from the first 28-day segment of the phase IIa trial demonstrated that 75-81% of patients receiving ACH-1625 in combination with pegylated interferon alfa-2a and ribavirin achieved rapid virologic response, or RVR, with a promising safety and tolerability profile. Viral load was reduced in HCV-infected patients by 4.63 log10 to 4.96 log10 at doses ranging from 200 to 800 mg once daily. A second 12-week segment of this phase IIa trial is on-going.

•

ACH-2684, a Pangenotypic Protease Inhibitor for Chronic HCV Infection. We are developing ACH-2684 for the treatment of HCV. In preclinical studies, ACH-2684 has demonstrated excellent potency in the picomolar range, as well as good pharmacokinetic and safety profiles. The potency and virology profiles of ACH-2684 demonstrate that it effectively suppresses a broad range of natural variants of HCV, and may be effective in the prevention and treatment of emerging resistant variants. This compound also retains potent in vitro activity against all known HCV genotypes 1-6. The very high potency of ACH-2684 was achieved by designing the compound to optimize the way in which it binds with NS3 protease. In preclinical studies, ACH-2684 was effective in combination with other HCV inhibitors, and in vitro is synergistic with NS5B nucleoside polymerase inhibitors. A phase I clinical trial for ACH-2684 is on-going.

•

ACH-2928, a NS5A Inhibitor for Chronic HCV Infection. We are developing ACH-2928 for the treatment of HCV. In preclinical studies, this compound demonstrated excellent potency against HCV RNA replication, as well as good pharmacokinetic and safety profiles. ACH-2928 is highly active and potent against HCV genotypes 1a and 1b, as well as across other genotypes. We believe the high potency of ACH-2928, in the picomolar range, and the favorable pharmacokinetic properties, strongly suggest once-daily dosing. Importantly, NS5A inhibitors are highly effective in combination with NS3 protease inhibitors, NS5B polymerase inhibitors, interferon and ribavirin. A phase I clinical trial for ACH-2928 is on-going.

•

ACH-3102, a Second Generation NS5A Inhibitor for Chronic HCV Infection. We are developing ACH-3102, a second generation NS5A inhibitor for the treatment of HCV. In preclinical studies, ACH-3102 has demonstrated potent pan-genotypic activity in the picomolar range against HCV genotypes 1- 6, including excellent activity against both the genotype 1a subtype and known mutant variants of genotype 1 HCV. We are currently completing IND-enabling preclinical testing for ACH-3102 and plan to file an IND in the first half of 2012. We will select an optimal NS5A inhibitor for clinical testing in a combination regimen based upon its virology and safety characteristics, and other business considerations.

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

All costs associated with internal research and development, and research and development services for which we have externally contracted, are expensed as incurred. The costs of obtaining patents for our candidates are expensed as incurred as indirect research and development costs.

	Nine Months Ended September 30,
	2011	2010
	(in thousands)
Clinical candidate direct external costs:
ACH-1625 (and related compounds)	$9,660	$4,065
ACH-2684 (and related compounds)	4,076	1,400
ACH-2928 (and related compounds)	2,528	380
ACH-3102	630	—

	Nine Months Ended September 30,
	2011	2010
Other	101	763

	16,995	6,608
Direct internal personnel costs	5,598	5,013

Sub-total direct costs	22,593	11,621
Indirect costs and overhead	3,084	2,900
Research and development tax credit	(173)	(90)

Total research and development	$25,504	$14,431

We are currently conducting a phase IIa clinical trial of ACH-1625, phase I clinical trials of ACH-2684 and ACH-2928 and IND-enabling preclinical testing of ACH-3102. We expect expenses associated with the completion of these programs to be substantial and to increase over time. We do not believe, however, that it is possible at this time to know or accurately project the nature, timing or total program-specific expenses through commercialization. There exist numerous factors associated with the successful commercialization of any of our drug candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will evolve and therefore impact our clinical development programs and plans over time.

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

Critical Accounting Standards and Estimates

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2010. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a significant impact on our financial results. During the first nine months of 2011, there were no significant changes in our estimates and critical accounting policies.

Results of Operations

Results of operations may vary from period to period depending on numerous factors, including the timing of payments received under existing or future strategic alliances, joint ventures or financings, if any, the progress of our research and development projects, technological advances and determinations as to the commercial potential of proposed products.

Comparison of Three and Nine Months Ended September 30, 2011 and 2010

Revenue. Revenue recognized during the three months ended September 30, 2011 and 2010 was $64,000 and $170,000, respectively, and $185,000 and $431,000 for the nine months ended September 30, 2011 and 2010, respectively. The decrease in revenue in 2011 is primarily related to the recognition of Small Business Innovation Research grant revenue during 2010.

Because we are currently unable to estimate our future performance obligations under our collaboration with Gilead, we have ceased recognizing revenue related to upfront, milestone and FTE payments previously received until we can reasonably estimate our total future performance obligations under the collaboration. We will determine if we are able to estimate our remaining future performance obligations when and if a new lead candidate under the collaboration is identified. Under the proportionate performance method, periodic revenue related to upfront license and milestone payments is recognized as the percentage of actual effort expended in that period to total effort expected for all of our performance obligations under the arrangement. Additionally, under the collaboration arrangement, external costs are shared by both parties and payments we make to Gilead are recognized as a reduction of revenue. Revenue for the three and nine months ended September 30, 2011 and 2010 is comprised as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Change	2011	2010	Change
	(in thousands)			(in thousands)
Gilead collaboration revenue	$64	$45	$19	$185	$162	$23
Grant revenue	—	125	(125)	—	269	(269)

Total revenue	$64	$170	$(106)	$185	$431	$(246)

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

Research and Development Expenses. Research and development expenses were $8.6 million and $5.7 million for the three months ended September 30, 2011 and 2010, respectively, and $25.5 million and $14.4 million for the nine months ended September 30, 2011 and 2010, respectively. The increase for the three and nine months ended September 30, 2011 was primarily due to increased expenses related to clinical testing of ACH-1625, ACH-2684 and ACH-2928, combined with increased preclinical costs for ACH-2928 and ACH-3102. During the three and nine months ended September 30, 2011, we recognized a gain of $100,000 and $110,000, respectively, related to the trade-in of machinery and equipment, which is included in travel & other costs. We expect research and development expenses to remain consistent with 2011 levels throughout the next year, as we continue clinical testing of ACH-1625, ACH-2684 and ACH-2928 and continue IND-enabling preclinical studies of ACH-3102. Research and development expenses for the three and nine months ended September 30, 2011 and 2010 are comprised as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Change	2011	2010	Change
	(in thousands)			(in thousands)
Personnel costs	$1,546	$1,531	$15	$4,767	$4,443	$324
Stock based compensation	287	190	97	830	568	262
Outsourced research and supplies	5,891	2,993	2,898	16,961	6,608	10,353
Professional and consulting fees	560	425	135	1,610	1,134	476
Facilities costs	497	503	(6)	1,430	1,619	(189)
Travel and other costs	(66)	40	(106)	79	149	(70)
Research and development tax credit	(100)	(25)	(75)	(173)	(90)	(83)

Total	$8,615	$5,657	$2,958	$25,504	$14,431	$11,073

General and Administrative Expenses. General and administrative expenses were $1.9 million and $1.7 million for the three months ended September 30, 2011 and 2010, respectively, and $6.6 million and $5.0 million for the nine months ended September 30, 2011 and 2010, respectively. The increase for the three and nine months ended September 30, 2011 was primarily due to an increase in professional and consulting fees including business development consulting fees, and directors’ compensation. Additionally, corporate legal fees increased for the nine months ended September 30, 2011. Salaries, non-cash charges related to stock based compensation, corporate taxes and general corporate fees also increased. We expect that general and administrative expenses will be consistent with 2011 levels throughout the next year. General and administrative expenses for the three and nine months ended September 30, 2011 and 2010 are comprised as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Change	2011	2010	Change
	(in thousands)			(in thousands)
Personnel costs	$686	$647	$39	$2,206	$1,887	$319
Stock based compensation	371	331	40	1,154	891	263
Professional and consulting fees	428	363	65	1,682	1,016	666
Facilities costs	232	231	1	747	750	(3)
Travel and other costs	205	118	87	792	503	289

Total	$1,922	$1,690	$232	$6,581	$5,047	$1,534

Other Income (Expense). Interest income was $44,000 and $27,000 for the three months ended September 30, 2011 and 2010, respectively. The increase was primarily due to increased average cash and marketable security balances. Interest expense was $9,000 and $67,000 for the three months ended September 30, 2011 and 2010, respectively. The decrease was primarily due to lower average debt facility balances outstanding in 2011.

Interest income was $114,000 and $53,000 for the nine months ended September 30, 2011 and 2010, respectively. The increase was primarily due to increased average cash and marketable security balances. Interest expense was $35,000 and $243,000 for the nine months ended September 30, 2011 and 2010, respectively. The decrease was primarily due to lower average debt facility balances outstanding in 2011.

Liquidity and Capital Resources

Since our inception in August 1998, we have financed our operations primarily through the issuance of stock and borrowings under debt facilities, as well as through receipts from our collaboration with Gilead. Through September 30, 2011, we have received approximately $332.2 million in aggregate gross proceeds from stock issuances, including convertible preferred stock, our initial public offering, our 2008 and 2010 private placements and our 2010 and 2011 public offerings, $19.4 million from Gilead under our collaboration agreement and approximately $22.6 million under debt facilities. As of September 30, 2011, our debt balance was $404,000 with an interest rate of 6.79%.

We had $90.0 million and $55.2 million in cash, cash equivalents and marketable securities as of September 30, 2011 and December 31, 2010, respectively. We regularly review our investments and monitor the financial markets. As of September 30, 2011, our cash, cash equivalents and marketable securities included high-quality financial instruments, primarily money market funds, government sponsored bond obligations and other corporate debt securities which we believe are subject to limited credit risk.

Cash used in operating activities was $25.7 million for the nine months ended September 30, 2011 and was primarily attributable to our $31.8 million net loss, offset primarily by non-cash stock based compensation, combined with increases in accounts payable and accrued expenses. Cash used in operating activities was $18.1 million for the nine months ended September 30, 2010 and was primarily attributable to our $19.2 million net loss, combined with increased prepaid expenses and decreased accrued expenses, offset by non-cash charges related to depreciation, amortization and non-cash stock-based compensation.

Cash used in investing activities was $37.8 million for the nine months ended September 30, 2011 and was primarily attributable to the purchases of marketable securities offset by maturities of marketable securities. Cash used in investing activities was $34.8 million for the nine months ended September 30, 2010 and was primarily attributable to the purchase of marketable securities.

Cash provided by financing activities was $61.4 million for the nine months ended September 30, 2011 and was primarily attributable to $61.0 million in net proceeds from the sale of 11,040,000 shares of common stock in June 2011. Cash provided by financing activities was $70.9 million for the nine months ended September 30, 2010 and was primarily attributable to $49.9 million in net proceeds from the sale of 19,775,101 shares of common stock and warrants to purchase an additional 6,921,286 shares of common stock in August 2010, combined with $22.6 million in net proceeds from the sale of 11,816,250 shares of common stock in January and February 2010.

We expect to incur continuing and increasing losses from operations for at least the next several years as we seek to:

•	continue clinical testing of ACH-1625, ACH-2684 and ACH-2928;

•	continue IND-enabling preclinical studies and initiate clinical testing of ACH-3102; and

•	identify and progress additional drug candidates.

We believe that our existing cash and cash equivalents will be sufficient to meet our projected operating requirements through at least September 30, 2012. However, our funding resources and requirements may change and will depend upon numerous factors, including but not limited to:

•	the costs involved in the clinical development, manufacturing and formulation of ACH-1625, ACH-2684, ACH-2928 and ACH-3102;

•	our ability to enter into corporate collaborations for our HCV candidates and the terms and success of these collaborations;

•	any partnership opportunities that may arise for elvucitabine, ACH-702 or ACH-2881 that we determine to pursue;

•	the costs involved in obtaining regulatory approvals for our drug candidates;

•	the scope, prioritization and number of programs we pursue;

•	the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent and other intellectual property claims;

•	our ability to raise incremental debt or equity capital, including any changes in the credit market that may impact our ability to obtain capital in the future;

•	our acquisition and development of new technologies and drug candidates; and

•	competing technological, regulatory and market developments currently unknown to us.

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

Recently Issued Accounting Standards

In October 2009, an update was made to ASC 605, Revenue Recognition, which provides accounting principles and application guidance on how revenue arrangements with multiple deliverables should be separated and the consideration allocated. Assuming other criteria are met, this guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition. Allocation of consideration is now based on management’s estimate of the selling price for an undelivered item where there is no other means to determine the fair value of that undelivered item. This update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We adopted this standard as of January 1, 2011. There was no impact to our financial statements upon adoption of this standard, as there were no new or materially modified agreements.

In May 2011, the FASB issued ASU No. 2011-04 “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. The amendments clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and in some instances change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. Notable changes under the amended guidance include: (i) application of the highest and best use and valuation premise concepts solely for non-financial assets and liabilities; (ii) measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity; and (iii) disclosing quantitative information about unobservable inputs used in the fair value measurement within Level 3 of the fair value hierarchy. For public entities, the amendment is effective for interim and annual periods beginning after December 15, 2011. Early application is not permitted. We do not expect adoption of this standard to have a material effect on our financial statements.

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

Interest Rate Risk. Our exposure to market risk is confined to our cash, cash equivalents and marketable securities. We regularly review our investments and monitor the financial markets. We invest in high-quality financial instruments, primarily money market funds, government sponsored bond obligations and certain other corporate debt securities, with the effective duration of the portfolio less than twelve months and no security with an effective duration in excess of twenty four months, which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. Due to the short-term nature of our investments, we do not believe that we have any material exposure to interest rate risk or changes in credit ratings arising from our investments.

Capital Market Risk. We currently have no product revenues and depend on funds raised through other sources. One potential source of funding is through future equity offerings. Our ability to raise funds in this manner depends upon capital market forces affecting our stock price.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective, at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a–15(d) and 15d–15(d) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

You should carefully consider the risks described below in addition to the other information contained in this report, before making an investment decision. Our business, financial condition or results of operations could be harmed by any of these risks. The risks and uncertainties described below are not the only ones we face. Additional risks not currently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations. These risk factors restate and supersede the risk factors set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.

Risks Related to Our Business

We depend on the success of our HCV drug candidates, which are still under development.

We have invested a significant portion of our efforts and financial resources in the development of our candidates for the treatment of chronic hepatitis C infection, or HCV, including our protease inhibitors, ACH-1625 and ACH-2684 and our NS5A inhibitors, ACH-2928 and ACH-3102. Our ability to generate revenues will depend heavily on the successful development and commercialization of these drug candidates. The development and commercial success of these drug candidates will depend on several factors, including the following:

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

We are currently conducting a phase IIa clinical trial for ACH-1625, phase I clinical trials for ACH-2684 and ACH-2928 and IND-enabling preclinical testing of ACH-3102. Positive results in preclinical studies of a drug candidate may not be predictive of similar results in human clinical trials, and promising results from early clinical trials of a drug candidate may not be replicated in later clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in early-stage development. Accordingly, the results from the preclinical studies of ACH-1625, ACH-2684, ACH-2928, or ACH-3102 or the completed clinical trials for ACH-1625 may not be predictive of the results we may obtain in later stage trials.

We do not expect any of our drug candidates for the treatment of HCV to be commercially available for at least several years, if at all.

We have a limited operating history and have incurred a cumulative loss since inception. If we do not generate significant revenues, we will not be profitable.

We have incurred significant losses since our inception in August 1998. As of September 30, 2011, our accumulated deficit was approximately $263.2 million. We have not generated any revenue from the sale of drug candidates to date. We expect that our annual operating losses will increase over the next several years as we expand our research, development and commercialization efforts.

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

We are engaged in a segment of the pharmaceutical industry that is highly competitive and rapidly changing. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations are pursuing the development of novel drugs that target infectious diseases generally and HCV in particular. We face, and expect to continue to face, intense and increasing competition as new products enter the market and advanced technologies become available. In addition to currently approved drugs, there are a significant number of drugs that are currently under development and may become available in the future for the treatment of HCV. Additionally, there may be competitive drugs currently under development of which we are not aware. We would expect our drug candidates to compete with the following approved drugs and drug candidates currently under development:

If approved, our protease inhibitors, ACH-1625 and ACH-2684, and our NS5A inhibitors, ACH-2928 and ACH-3102, would compete with drugs currently approved for the treatment of HCV, i.e., the interferon-alpha-based products from Roche (Pegasys and Roferon-A) or Merck (Intron-A or Peg-Intron), the ribavirin-based products from Merck (Rebetrol), Roche (Copegus) or generic versions sold by various companies, as well as recently-approved protease inhibitors telaprevir (Incivek) by Vertex and boceprevir (Victrelis) by Merck. In addition, our HCV compounds may compete with the interferon- and ribavirin-based drugs currently in development such as Valeant’s ribavirin analog (Viramidine) and Human Genome Sciences’ Albuferon, and with other products in development in multiple classes including protease inhibitors, polymerase inhibitors (nucleoside and non-nucleoside), NS5A inhibitors, toll-like receptor inhibitors and cyclophilin inhibitors also under development for the treatment of HCV by companies such as Abbott, Anadys, Astra-Zeneca, Avila Therapeutics, Boehringer Ingelheim, Bristol-Myers Squibb, Enanta, Gilead, GlaxoSmithKline, Human Genome Sciences, Idenix, Johnson & Johnson, Presidio, Medivir, Merck, Novartis, Pfizer, Pharmasset, Roche, Valeant and Vertex.

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

Competitive products, or specific classes of competitive products, may render our products obsolete or noncompetitive before we can recover the expenses of developing and commercializing our drug candidates. Furthermore, the development of new treatment methods and/or the widespread adoption or increased utilization of any vaccine for the diseases we are targeting could render our drug candidates noncompetitive, obsolete or uneconomical. If we successfully develop and obtain approval for our drug candidates, we will face competition based on the safety and effectiveness of our drug candidates, the timing of their entry into the market in relation to competitive products in development, the availability and cost of supply, marketing and sales capabilities, reimbursement coverage, price, patent position and other factors. If we successfully develop drug candidates but those drug candidates do not achieve and maintain market acceptance, our business will not be successful.

We will need substantial additional capital to fund our operations, including drug candidate development, manufacturing and commercialization. If we do not have or cannot raise additional capital when needed, we will be unable to develop and commercialize our drug candidates successfully, and our ability to operate as a going concern may be adversely affected.

We believe that our existing cash and cash equivalents will be sufficient to support our current operating plan through at least September 30, 2012. Our operating plan may change as a result of many factors, including:

•	the costs involved in the clinical development, manufacturing and formulation of our protease inhibitors, ACH-1625 and ACH-2684, and our NS5A inhibitors, ACH-2928 and ACH-3102;

•	our ability to enter into corporate collaborations for our HCV candidates and the terms and success of these collaborations;

•	any partnership opportunities that may arise for elvucitabine, ACH-702 or ACH-2881 that we determine to pursue;

•	the costs involved in obtaining regulatory approvals for our drug candidates;

•	the scope, prioritization and number of programs we pursue;

•	the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent and other intellectual property claims;

•	our ability to raise incremental debt or equity capital, including any changes in the credit market that may impact our ability to obtain capital in the future;

•	our acquisition and development of new technologies and drug candidates; and

•	competing technological, regulatory and market developments currently unknown to us.

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

•

enrollment in our clinical trials may be slower than we currently anticipate as potential participants have access to recently commercially launched direct acting antivirals, or DAAs, telaprevir (Incivek) or boceprevir (Victrelis), as well as other experimental therapies under development, or participants may drop out of our clinical trials at a higher rate than we currently anticipate, resulting in significant delays;

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

In addition, in the phase IIa clinical study currently on-going, ACH-1625 is being studied in combination with the current standard of care. Recently approved therapies, including telaprevir (Incivek) and boceprivir (Victrelis) could result in a change to the standard of care which may require us to carry out more extensive studies, evaluate different treatment combinations or complete comparative effectiveness studies, resulting in significant delays and/or increased costs.

We, and a number of other companies in the pharmaceutical and biotechnology industries, have suffered significant setbacks in later stage clinical trials even after achieving promising results in early-stage development.

If we are unable to obtain U.S. and/or foreign regulatory approval, we will be unable to commercialize our drug candidates.

Our drug candidates are subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, safety, efficacy, record keeping, labeling, marketing and distribution of drugs. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process are required in the United States and in many foreign jurisdictions prior to the commercial sale of our drug candidates. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. It is possible that none of the drug candidates we are developing will obtain marketing approval. In connection with the clinical trials for ACH-1625, ACH-2684, ACH-2928, ACH-3102, and any other drug candidate we may seek to develop in the future, we face risks that:

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

We have entered into arrangements with Gilead for the development and commercialization of certain early stage HCV compounds involving NS4A antagonism, and with GCA Therapeutics, Ltd., or GCAT, for the development and commercialization of elvucitabine in mainland China, Hong Kong, and Taiwan. We may enter into additional license arrangements in the future.

We also may enter into alliances with major biotechnology or pharmaceutical companies to jointly develop, and commercialize if approved, our protease inhibitor candidates and/or our NS5A inhibitor candidates. In such alliances, we would expect our biotechnology or pharmaceutical collaborators to provide substantial funding, as well as significant capabilities in clinical development, regulatory affairs, marketing and sales. We may not be successful in entering into any such alliances on favorable terms or in a timely manner, if at all. There are a limited number of collaboration partners whose pipeline of HCV clinical candidates are suitable for co-development with ours. There are also a limited number of potential collaboration partners without a robust HCV drug candidate pipeline, but demonstrated commercial interest in HCV therapeutics who may have interest in gaining rights to our HCV drug candidates. Further, if potential collaboration partners enter alliances with other competing HCV companies, our future business prospects may be harmed.

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

We are developing multiple DAA compounds, in two distinct classes, for treatment of HCV. Other companies are also developing DAAs in these classes, as well as other classes. Until the recent introduction of DAA therapy, the standard of care for HCV infection included immunomodulatory therapy with pegylated interferon and ribavirin. Two DAAs developed by our competitors, telaprevir (Incivek) by Vertex and boceprevir (Victrelis) by Merck, were recently approved by the FDA. We cannot currently predict with any certainty the impact of the commercial launch of these compounds on the HCV market, although marketed DAAs may now be added to that standard regimen.

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

Regulatory guidelines for approval of DAA drugs for the treatment of HCV are evolving in the United States, Europe, and other countries. We anticipate that regulatory guidelines and regulatory agency responses to our and our competitors’ development programs will continue to change, resulting in the risk that our activities may not meet unanticipated new standards or requirements, which could lead to delay, additional expense, or potential failure of development activities.

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

Even if ACH-1625, ACH-2684, ACH-2928, ACH-3102, or any other drug candidates we may develop or acquire in the future obtain regulatory approval, they may not gain market acceptance among physicians, health care payors, patients and the medical community. Factors that we believe could materially affect market acceptance of our product candidates include:

•	the timing of market introduction of competitive drugs, and the impact of the recent commercial launch of telaprevir (Incivek) by Vertex and boceprevir (Victrelis) by Merck;

•	the demonstrated clinical safety and efficacy of our product candidates compared to other drugs and other drug candidates;

•	the suitability of our drug candidates to be co-administered or combined with other drugs or drug candidates;

•	the convenience and ease of administration of our product candidates;

•	the existence, prevalence and severity of adverse side effects;

•	other potential advantages of alternative treatment methods;

•	the effectiveness of marketing and distribution support;

•	the cost-effectiveness of our product candidates; and

•	the availability of reimbursement from managed care plans, the government and other third-party payors;

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

Obtaining reimbursement approval for a product from each third-party and government payor is a time-consuming and costly process that could require us to provide supporting scientific, clinical and cost-effectiveness data for the use of any approved drugs to each payor. We may not be able to provide data sufficient to gain acceptance with respect to reimbursement. There also exists substantial uncertainty concerning third-party reimbursement for the use of any drug candidate incorporating new technology, and even if determined eligible, coverage may be more limited than the purposes for which the drug is approved by the FDA. Moreover, eligibility for coverage does not imply that any drug will be reimbursed in all cases or at a rate that allows us to make a profit or even cover our costs. Interim payments for new products, if applicable, may also be insufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on payments allowed for lower-cost products or combinations of products that are already reimbursed, may be incorporated into existing payments for other products or services, and may reflect budgetary constraints and/or imperfections in Medicare or Medicaid data used to calculate these rates. Net prices for products may be reduced by mandatory discounts or rebates required by government health care programs or by any future relaxation of laws that restrict imports of certain medical products from countries where they may be sold at lower prices than in the United States.

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

Our research, development and commercialization activities, including any drug candidates resulting from these activities, may infringe or be claimed to infringe patents or other proprietary rights owned by third parties and to which we do not hold licenses or other rights. There may be applications that have been filed but not published that, if issued, could be asserted against us. We are aware that certain third parties, including BMS, Gilead, GlaxoSmithKline plc and Enanta Pharmaceuticals, Inc., have applications that are broadly directed to HCV inhibitors. Certain of these third parties, in particular Gilead and Enanta, have patent applications with pending claims that, if issued, could be construed to encompass our drug candidate, ACH-2928. These third parties could bring claims against us that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages. Further, if a patent infringement suit were brought against us, we could be forced to stop or delay research, development, manufacturing or sales of the drug or drug candidate that is the subject of the suit.

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

As of November 1, 2011, our directors, executive officers and current holders of more than 5% of our outstanding common stock, together with their affiliates and related persons, beneficially own, in the aggregate, approximately 59% of our outstanding common stock. As a result, these stockholders, if acting together, have the ability to determine the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets and other extraordinary transactions. The interests of this group of stockholders may not always coincide with our corporate interests or the interest of other stockholders, and they may act in a manner with which you may not agree or that may not be in the best interests of other stockholders. This concentration of ownership may have the effect of:

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

The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future. During the period from January 1, 2007 to November 1, 2011, our stock price has ranged from a low of $0.68 to a high of $19.61. Market prices for securities of early stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the results of our planned clinical trials of our protease inhibitors, ACH-1625 and ACH-2684 and our NS5A inhibitors, ACH-2928 and ACH-3102;

•	the entry into, modification of, or termination of key agreements, or any new collaboration agreement we may enter;

•	market expectations about the timeliness of our entry into, or failure to enter, collaboration arrangements with third parties;

•	the entry by a potential third-party collaborator into an alliance with a competitor, or the entry by any other HCV drug developer into an alliance that may be perceived as competitive to us;

•	the results of regulatory reviews relating to the approval of our drug candidates;

•	our failure to obtain patent protection for any of our drug candidates or the issuance of third party patents that cover our drug candidates;

•	the initiation of, material developments in, or conclusion of litigation to enforce or defend any of our intellectual property rights;

•	failure of any of our drug candidates, if approved, to achieve commercial success;

•	general and industry-specific economic conditions that may affect our research and development expenditures;

•	the results of clinical trials conducted by others on drugs that would compete with our drug candidates;

•	the launch of drugs by others that would compete with our drug candidates;

•	the failure or discontinuation of any of our research programs;

•	issues in manufacturing our drug candidates or any approved products;

•	the introduction of technological innovations or new commercial products by us or our competitors;

•	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;

•	future sales of our common stock;

•	changes in the structure of health care payment systems;

•	period-to-period fluctuations in our financial results; and

•	low trading volume of our common stock.

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets at September 30, 2011 and December 31, 2010 (unaudited), (ii) Statements of Operations for the three and nine months ended September 30, 2011 and 2010 (unaudited), (iii) Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 (unaudited), and (iv) Notes to Financial Statements (unaudited).

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

ACHILLION PHARMACEUTICALS, INC.

Date: November 8, 2011	/s/ Michael D. Kishbauch
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2011	/s/ Mary Kay Fenton
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*	Submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets at September 30, 2011 and December 31, 2010 (unaudited), (ii) Statements of Operations for the three and nine months ended September 30, 2011 and 2010 (unaudited), (iii) Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 (unaudited), and (iv) Notes to Financial Statements (unaudited).

In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.