Form 10-K
period 2011-12-31
ACHILLION PHARMACEUTICALS INC
filed 2012-03-08
CIK 1070336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant on June 30, 2011 was approximately $260,829,258 based on the closing price of such stock as reported by the NASDAQ Global Market on June 30, 2011.

As of March 1, 2012, the registrant had 70,567,538 shares of Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III (except for information required with respect to our executive officers, which is set forth under “Part I, Item 1—Business—Executive Officers of the Registrant”) and the information required by Item 5 relating to our equity compensation plans have been omitted from this report, as we expect to file with the Securities and Exchange Commission, not later than 120 days after the close of our fiscal year ended December 31, 2011, a definitive proxy statement for our annual meeting of stockholders to be held on June 5, 2012. The information required by Items 10, 11, 12, 13 and 14 of Part III and the information required by Item 5 relating to our equity compensation plans, which will appear in our definitive proxy statement, are incorporated by reference into this report.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. All statements other than statements relating to historical matters (including statements to the effect that we “believe,” “expect,” “anticipate,” “plan,” “target,” “intend” and similar expressions) should be considered forward-looking statements. There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by forward-looking statements. These risks and uncertainties include those inherent in pharmaceutical research and development, such as adverse results in our drug discovery and clinical development activities, decisions made by the U.S. Food and Drug Administration and other regulatory authorities with respect to the development and commercialization of our drug candidates, our ability to obtain, maintain and enforce intellectual property rights for our drug candidates, our dependence on alliance partners, our ability to obtain any necessary financing to conduct our planned activities, and other risk factors. Please refer to the section entitled “Risk Factors” in Part I – Item 1A of this report for a description of these risks and uncertainties. Unless required by law, we assume no obligation to update these forward-looking statements to reflect events or circumstances that arise after the date hereof.

PART I

ITEM 1.	BUSINESS

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of innovative treatments for infectious diseases. Within the anti-infective market, we are currently concentrating on the development of antivirals for the treatment of chronic hepatitis C infection, or HCV, and the development of antibacterials for the treatment of resistant bacterial infections. We are currently focusing our efforts on developing the following drug candidates for the treatment of HCV:

•	ACH-1625, a NS3 protease inhibitor for the treatment of HCV, currently being tested in a phase IIa clinical trial;

•	ACH-2684, a NS3 protease inhibitor for the treatment of HCV, currently being tested in a phase I clinical trial;

•	ACH-2928, a NS5A inhibitor for the treatment of HCV, currently being tested in a phase I clinical trial; and

•	ACH-3102, a NS5A inhibitor for the treatment of HCV, currently being prepared for investigational new drug, or IND, filing and initiation of a phase I clinical trial during the first half of 2012.

In addition, we have established a pipeline of certain antibacterial product candidates for which we are currently seeking appropriate collaborative partners, but to which we are not devoting significant resources at this time. These product candidates include ACH-702 for the treatment of dermatologic and ophthalmic infections and ACH-2881 for the treatment of serious resistant bacterial infections, including methicillin-resistant staphylococcus aureus, or MRSA.

We have established our current drug candidate pipeline through our internal discovery capabilities. Through these efforts we have identified and are developing the following drug candidates and programs:

•

ACH-1625, a NS3 Protease Inhibitor for Chronic HCV Infection. We recently announced interim data from an on-going phase IIa clinical trial conducted in both the United States and Europe to assess ACH-1625’s safety, tolerability, pharmacokinetic properties and efficacy in treatment-naïve genotype 1HCV-infected subjects. In this interim analysis, ACH-1625 was demonstrated to achieve a complete early virologic response, or cEVR, in 100% of patients receiving ACH-1625 at doses of 200mg, 400mg and 800mg once-daily in combination with pegylated interferon alpha and ribavirin, or P/R. Mean viral load, a measurement of the amount of virus in the blood stream, was reduced in HCV-infected patients by 4.59 log10 to 5.12 log10, or reduction of over 99.9% of the virus. ACH-1625 continued to be safe and well-tolerated with no significant drug-related adverse events. Further, ACH-1625 was demonstrated to show efficacy in a pilot study of treatment-naïve patients infected with genotype 3 HCV. In addition, treatment with ACH-1625 has been shown to be effective in suppressing resistant variants of HCV including mutations R155, A156 and D168, viral mutations commonly associated with protease inhibitor therapy. The phase IIa clinical trial is currently being completed and full 12 week treatment data is anticipated late in the first quarter of 2012. In December 2011, ACH-1625 was granted Fast Track status by the United States Food and Drug Administration, or FDA.

•

ACH-2684, a NS3 Protease Inhibitor for Chronic HCV Infection. In preclinical studies, ACH-2684 has demonstrated excellent potency, as well as good pharmacokinetic and safety profiles. Pharmacokinetics refers to the way in which the compound is taken into, moves through, and is eliminated from the body. The potency and virology profiles of ACH-2684 demonstrate that it effectively suppresses a broad range of natural variants of HCV, and may be effective in the prevention and treatment of emerging resistant variants. This compound also retains potent in vitro activity against all known HCV genotypes 1-6. In preclinical studies, ACH-2684 was effective in combination with other HCV inhibitors, and in vitro is synergistic with NS5B nucleoside polymerase inhibitors. We recently announced that in phase I clinical studies, ACH-2684 reduced viral load by a maximal 4.63 log10 in genotype 1 HCV patients and by a maximal 2.03 log10 in genotype 3 HCV patients. The compound was found to be safe and well-tolerated. This phase I clinical trial for ACH-2684 is on-going to further explore additional doses and viral pharmacokinetics.

•

ACH-2928, a NS5A Inhibitor for Chronic HCV Infection. In preclinical studies, this compound demonstrated excellent potency against HCV replication, as well as good pharmacokinetic and safety profiles. ACH-2928 is highly active and potent against HCV genotypes 1a and 1b, as well as across other genotypes. We believe the high potency of ACH-2928, in the picomolar range, and its favorable pharmacokinetic properties, strongly suggest once-daily dosing. Importantly, NS5A inhibitors have been demonstrated in clinical trials to be highly effective in combination with NS3 protease inhibitors, and in in vitro studies to be highly effective in combination with NS5B polymerase inhibitors, interferon and ribavirin. In phase I clinical studies, ACH-2928 was demonstrated to reduce viral load by a maximal 4.86 log10 and was safe and well-tolerated. This phase I clinical trial for ACH-2928 is on-going.

•

ACH-3102, a NS5A Inhibitor for Chronic HCV Infection. In preclinical studies, ACH-3102 has demonstrated potent pan-genotypic activity, meaning activity against HCV subtypes referred to as genotypes 1 through 6, including excellent activity against both the 1a genotype and known mutant variants of genotype 1 HCV. We have completed IND-enabling preclinical testing for ACH-3102 and are preparing to file an IND with the FDA and to initiate phase I human clinical studies in the first half of 2012.

We were incorporated on August 17, 1998 in Delaware. Since our inception, we have spent substantial research and development funds to develop our product pipeline and expect to continue to do so in the future. We incurred approximately $35.4, $20.5 million and $18.4 million in research and development costs for the years ended December 31, 2011, 2010 and 2009, respectively.

We intend to continue to focus on the discovery and development of new drug candidates through our extensive expertise in virology, microbiology and synthetic chemistry. Although significant additional funding and research and development will be required to support these efforts, we believe our drug discovery capabilities will allow us to further expand our product candidate portfolio, providing us with strong growth potential and, over time, reducing our reliance on the success of any single drug candidate.

Background

Infectious diseases are caused by pathogens present in the environment, such as viruses, bacteria and fungi, which enter the body through the skin or mucous membranes and overwhelm its natural defenses. Some infections affect the entire body, while others may be localized in one organ or system within the body. The severity of infectious diseases varies depending on the nature of the infectious agent, as well as the degree to which the body’s immune system can fight the infection. According to World Health Organization reports, infectious diseases, including HCV and drug-resistant bacterial infections, represent a significant cause of morbidity and mortality worldwide.

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

Viruses

Viruses are submicroscopic infectious agents consisting of an outer layer of protein surrounding a core of genetic material comprised of deoxyribonucleic acid, or DNA, or ribonucleic acid, or RNA. Viruses require living host cells to grow and multiply. In many cases, the body’s immune system can effectively combat the viral infection. However, in certain viral infections, the body’s immune system is unable to destroy the virus, and the infection becomes chronic. In chronic infections, persistent viral replication and subsequent infection of healthy cells, over time, may lead to the deterioration or destruction of the infected cells, resulting in disease. Antiviral drugs are utilized to assist the body’s immune system in combating or eliminating the infection. Reduction in viral replication as the result of anti-viral therapy slows disease progression and generally results in improved prognosis. The effect of therapy with antiviral drugs is typically measured by the reduction in circulation of the virus in the blood stream of infected patients. In the case of HCV, the amount of viral particles in circulation is measured in log scale, wherein a reduction of over 2 log10 is generally equivalent to reduction of 99% of the viral RNA in a given blood sample.

The development of resistance to antiviral drugs is a major challenge for the treatment of life-threatening viral infections such HCV. The ability of viruses to mutate spontaneously during replication allows drug-resistant viral strains to emerge when patients are on treatment regimens that do not completely inhibit viral replication. Resistance occurs because viruses continually make billions of copies of themselves, some of which will contain mutations in their genetic material. Mutations that confer a replication advantage in the presence of a suppressive antiviral drug will give rise to viral strains that are resistant or partially resistant to that antiviral drug. These mutated viruses, while initially found in low numbers, will eventually become the predominant strain in an infected patient. Once this occurs, the treatment benefit of the antiviral drug diminishes or disappears, which may result in treatment failure and create a need for an alternate therapy with new drugs.

Antiviral drug resistance is clinically managed by the administration of one or more potent direct-acting antiviral, or DAA, drugs and/or by enhancing the body’s immune system through treatment with an immune response modifier to apply the highest possible level of suppression against viral replication. These direct acting antiviral drugs prevent viral replication by disrupting processes that are essential for completion of a viral infection cycle. The most effective disruption generally results from the use of multiple drugs that have different mechanisms of action.

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

Currently marketed antibacterials have historically proved highly successful in controlling the morbidity and mortality that accompany bacterial infections. The first antibacterials, introduced over 60 years ago, were highly effective in limiting or completely inhibiting bacterial reproduction, and thus were considered miracle drugs. A majority of the antibiotics currently in use were developed and introduced into the market before 1980. However, due to the widespread use of antibacterials over time and the ability of bacteria to develop drug resistance, many of these antibiotics now have diminished or have limited antibacterial activity. This problem is particularly acute in the hospital setting, where approximately 70% of certain types of serious infections are associated with multi-drug-resistant bacteria. The inability to effectively treat serious infections caused by drug-resistant bacteria has led to increased mortality rates, prolonged hospitalizations and increased health care costs. The rate at which bacteria are now developing resistance to multiple antibacterials, and the pace at which those multi-drug-resistant bacteria are spreading, represent significant medical challenges.

Our Strategy

Our objective is to become a leading infectious disease-focused biopharmaceutical company. In order to achieve our objective, we intend to:

•	Advance the Development of Our HCV Drug Candidates. In the next twelve months, we plan to:

•	continue clinical development and further characterize the attributes of ACH-1625, ACH-2684 and ACH-2928;

•	file an IND and initiate human clinical studies of ACH-3102;

•	select the most appropriate combination of NS3 protease inhibitor and NS5A inhibitor and initiate clinical testing of a proprietary combination regimen; and

•	identify and progress additional drug candidates and/or drug combinations.

•

Accelerate Growth Through Selective Collaborations. We may establish strategic collaborations where we believe that in doing so we can accelerate the development or maximize the value of our drug candidates by (i) accessing additional drug candidates that may be combinable with our drug candidates for the future treatment of HCV infection, or (ii) utilizing the financial, clinical development, manufacturing and/or commercialization strengths of leading biotechnology, pharmaceutical companies or regional institutions. For example, in the past we have entered into collaborations with Gilead Sciences, Inc., or Gilead, to develop and commercialize certain of our HCV compounds demonstrating a mechanism of action we call NS4A antagonism, and with GCA Therapeutics Ltd., or GCAT, to develop and commercialize elvucitabine in China. We are seeking appropriate development partners for ACH-702 for dermatologic and ophthalmic uses and for ACH-2881 for serious resistant bacterial infections. We have established a subcommittee of our Board to consider and evaluate business development, financing and other strategic transactions presented to us. We may also seek to accelerate program development through affiliations with governmental, educational or other not-for-profit funding sources.

•

Expand our Infectious Disease Portfolio. We intend to leverage our expertise in synthetic chemistry, virology and microbiology to quickly and efficiently discover and develop additional anti-infective compounds. Our research team has discovered multiple clinical candidates in multiple infectious disease programs. For example, in our HCV protease program, we discovered both ACH-1625 and ACH-2684. In our HCV NS5A program, we discovered ACH-2928 and ACH-3102. And in our antibacterial program, we discovered ACH-702 and ACH-2881.

Our Drug Candidates

The following table summarizes key information regarding our drug candidates:

Drug Candidate/ Indication	Mechanism	Stage of Development	Current Status	Current Marketing Rights
Core Assets:

ACH-1625 Chronic Hepatitis C Infection	HCV NS3 protease inhibitor	Phase II	Phase IIa clinical trial on-going with complete 12-week data expected during the first quarter of 2012 (In December 2011, ACH-1625 was granted Fast Track status by the FDA)	Achillion

ACH-2684 Chronic Hepatitis C Infection	HCV NS3 protease inhibitor	Phase I	Phase I clinical trial on-going for further dose exploration	Achillion

ACH-2928 Chronic Hepatitis C Infection	HCV NS5A inhibitor	Phase I	Phase I clinical trial on-going for further dose exploration	Achillion

ACH-3102 Chronic Hepatitis C Infection	HCV NS5A inhibitor	Preclinical	Preparing IND application for initiation of phase I human clinical trials during the first half of 2012	Achillion

Non-Core Assets:

ACH-702 Resistant Bacterial Infections	Triple target of gyrase, topoisomerase IV, and DNA primase	Preclinical	Seeking collaboration partner	Achillion

ACH-2881 Resistant Bacterial Infections	Triple target of gyrase, topoisomerase IV, and DNA primase	Preclinical	Seeking collaboration partner	Achillion

Overview of HCV Market

The hepatitis-C virus is a common cause of viral hepatitis, which leads to inflammation of the liver. HCV infection is contracted by transmission through the blood of an infected person. Hepatitis due to HCV can result in an acute process in which a person is affected for only several months and then the virus is cleared from the body. However, the Department of Health and Human Services Centers for Disease Control, or CDC, estimates that 75% to 85% of newly infected individuals become chronically infected following exposure. HCV disease progression then occurs over a period of 20 to 30 years during which patients are generally asymptomatic, meaning they exhibit no symptoms of the disease. Chronic hepatitis can lead to permanent liver damage, which can result in the development of liver cancer, liver failure or death.

Until mid-2011, the standard of care for patients with chronic HCV infection consisted of treatment with a combination of long-acting, pegylated forms of interferon alpha, a modified version of a protein that occurs naturally in the human body and boosts the immune system’s ability to fight viral infection, administered through weekly injections, coupled with daily, oral doses of ribavirin, together referred to as P/R. The duration of treatment for patients infected with non-genotype 1 virus is six months and results in undetectable viral load and normalization of liver function markers in up to 80% of patients receiving a full course of treatment. However, in individuals infected with the genotype 1 virus, the standard of care calls for 12 months of treatment and is only successful in approximately 40-50% of patients receiving a full course of treatment.

Treatment with P/R is further complicated by significant adverse side effects, including flu-like symptoms, anemia, depression, fatigue, suicidal tendencies and abnormal fetal development. Since HCV, with the exception of late-stage disease, is generally asymptomatic, the nature and extent of the treatment-related adverse side effects make patients feel sicker than they were prior to treatment. As a result of these treatment-related adverse side effects, many patients require dosage adjustments, and many may discontinue therapy altogether. In addition, current treatments are administered by injection, which is inconvenient, painful, and particularly problematic for patients who are afraid of needles.

We believe the lessons learned from the treatment of HIV infection, specifically the improved antiviral response achieved through the use of combination therapies, are relevant for the treatment of HCV due to its rapid replication and high frequency of mutations. One common approach to the discovery of new therapies to treat HCV focuses on the inhibition of viral proteins essential to the completion of the HCV replication cycle. Many drug developers have focused on three of the HCV proteins: protease or NS3, polymerase or NS5B, and more recently, another protein, NS5A. The goal of HCV drug development is to discover and develop molecules that have a high affinity for binding to these enzymes thereby inhibiting enzymatic activity and, in turn, inhibiting viral replication. Each of these inhibitor types have demonstrated in clinical trials a significant viral load reduction in infected patients. Many experts believe that these drugs, if approved, will need to be used in combination with other drugs in order to improve upon the efficacy obtained with the current standard of care.

In mid-2011, two DAA protease inhibitors were introduced to the market. These compounds, Victrelis (boceprevir) and Incivek (telaprevir), were approved only for the treatment of patients with HCV genotype 1, and are dosed in combination with P/R. This treatment regimen for HCV offers improved sustained viral response, or SVR, rates for those genotype 1 patients who can tolerate the triple combination therapy. However, a majority of individuals with HCV are unable to be treated with this regimen due to contraindications to one or more of the drugs used, such as advanced liver disease or psychiatric conditions. Further, the occurrence of side effects, both from P/R and the newly marketed DAAs, some of which can be serious and dose-limiting, combined with the inconvenient treatment regimen can result in many patients being non-compliant with their therapy or not completing therapy at all.

The less than optimal antiviral efficacy, potential for dose-limiting side effects, contraindications and inconvenient dosing regimen of the currently available P/R/DAA combination therapy illustrate the unmet medical need of the HCV patient population. Therefore, important goals for new HCV therapies are to:

•	improve efficacy against the genotype 1 virus, particularly the more-challenging genotype 1a, and to develop all oral treatments for patients infected with HCV genotypes 2, 3, 4, 5 and 6;

•	offer interferon-free therapies;

•	offer a treatment response in patients who have failed a P/R-containing regimen;

•	offer a treatment response in patients who have failed a telaprevir or boceprevir-containing regimen;

•	offer therapies to which patients do not develop drug resistance;

•	reduce the magnitude of treatment-related adverse side effects; and

•	offer a more convenient, orally available, treatment option.

We believe our NS3 protease inhibitors can be used in combination with our NS5A inhibitors for the combination treatment of HCV patients, and that this combination therapy can address these treatment goals.

Protease Inhibitors for Chronic Hepatitis C Infection

Our HCV protease inhibitors, ACH-1625 and ACH-2684, were discovered by our internal research team. The compounds have demonstrated strong in vitro potency and good safety profiles in animals. In recently announced clinical trials completed to date, the compounds have demonstrated efficacy and safety in human subjects infected with HCV.

Achillion Approach: HCV Protease Inhibitor ACH-1625

We believe combination therapy for the treatment of chronic HCV infection will benefit from drugs that inhibit HCV replication through complementary mechanisms of action. Therefore, we have leveraged our experience in HCV drug discovery to identify NS3 protease inhibitors, NS4A antagonists and NS5 inhibitors that are distinct in their mechanism of action. The first of our NS3 protease inhibitors is ACH-1625.

We believe ACH-1625 has the following benefits:

•

Potency and Specificity. Data obtained in the standard laboratory assays used to determine anti-HCV activity against the genotype 1 virus, the most common HCV virus subtype found in the United States, demonstrated that ACH-1625 has several times greater potency in vitro than either the Victrelis (boceprevir) or Incivek (telaprevir), HCV protease inhibitors recently approved. In addition, in preclinical studies, ACH-1625 demonstrated no cross resistance with other classes of inhibitors in development, meaning that ACH-1625 could ultimately be dosed in combination with those other classes of drugs. In human clinical studies, ACH-1625 was demonstrated to reduce viral load by up to 5.12 log10 and achieve 100% cEVR in patients dosed over 12 weeks in combination with P/R.

•

Safety and Tolerability. In laboratory and animal studies, ACH-1625 has demonstrated high safety margins, meaning the amount of drug exposure in animals is many times higher than the concentrations required to inhibit the HCV virus, and has minimal dose-related side effects. In human clinical trials, ACH-1625 was demonstrated to be safe and well-tolerated over multiple dosing periods up to 12 weeks duration.

•

Durability. A clinical virology analysis revealed that treatment with ACH-1625 does not give rise to certain viral mutations commonly seen with treatment with other protease inhibitors and patients did not demonstrate rebound of viral load or breakthrough during treatment. For this reason, we believe ACH-1625 can provide a more durable treatment option for HCV patients.

•

Pharmacokinetics. In laboratory and animal studies, ACH-1625 is rapidly and extensively partitioned to the liver, the organ of infection in HCV. After oral dosing, the liver concentration of ACH-1625 at the twenty-four hour time point exceeds the EC50 observed in the replicon assay, the standard analysis used to determine the amount of drug necessary to inhibit a viral pathogen. Based upon these data, we designed clinical trials to test once daily oral doses of ACH-1625. Clinical studies subsequently confirm that ACH-1625 can be successfully dosed once-daily.

•

Potential for Combination Treatment. Because ACH-1625 is a member of a known and extensively studied drug class, we believe ACH-1625 is well positioned for evaluation as a treatment for HCV in combination with the current standard of care and/or in combination with other direct acting antivirals. Further, ACH-1625 demonstrates in vitro synergy with our NS5A compounds.

Clinical Development History

In June 2009, we initiated dosing in a randomized, double-blind, placebo-controlled phase Ia/Ib clinical trial to investigate the safety, tolerability, pharmacokinetic profile and antiviral activity of ACH-1625 after single and multiple ascending oral doses in healthy volunteers and oral repeat doses for 5 days in subjects with hepatitis C infection. The trial was conducted in Europe and dosed 83 subjects, including both healthy volunteers and HCV-infected patients.

In September 2009, we announced positive results from the phase Ia, healthy subject segment of the study. Subjects in the phase Ia single ascending dose (SAD) segment of the study received single doses of ACH-1625 ranging from 50 mg to 2000 mg. Subjects in the phase Ia multiple ascending dose (MAD) segment of the study received 5 days of ACH-1625 up to a maximal dose of 2000 mg per day. Preliminary data from the SAD and MAD trial segments demonstrated ACH-1625 was well tolerated at all doses and there were no serious adverse events, no clinically significant changes in vital signs, electrocardiograms (ECGs), or laboratory evaluations. All reported adverse events were classified as mild or moderate, were transient and showed no apparent dose relationship.

In December 2009, we announced proof-of-concept data from the phase Ib segment of this study. Subjects in the first dosing cohort of HCV-infected patients received doses of 600 mg twice daily (n=9, randomized to 6 active drug, 3 placebo). Preliminary results showed that a mean reduction in viral load of 3.94 log10 was achieved in the treatment group, as compared to a mean reduction of 0.22 log10 in the placebo group. All subjects in the treatment group had viral load decline between 3.0 and 4.5 log10, and two subjects reached undetectable levels of HCV RNA. Safety results from this dosing group were similar to those observed in the phase Ia segment of the trial. There were no serious adverse events, no clinically significant changes in vital signs, ECGs, or laboratory evaluations. All reported adverse events were classified as mild or moderate, were transient and showed no apparent dose relationship. Furthermore, all patients had viral loads that remained suppressed for at least 7 days after dosing was completed, maintaining a mean reduction of more than 2.0 log10 from baseline through day 12, the last day of viral load measurement in the study.

In January 2010, we announced additional results from the phase Ib clinical study of ACH-1625. HCV-infected subjects in this second dosing cohort (n=9, randomized to 6 active drug, 3 placebo) received doses of 500 mg twice daily of ACH-1625. Preliminary results showed that a mean reduction in viral load of 4.25 log10 was achieved in the treatment group, as compared to a mean reduction of 0.29 log10 in the placebo group. Safety results from this dosing group were similar to those observed in both the phase Ia segment of the trial and in the first dosing cohort of HCV-infected subjects. Sustained viral suppression was also similar to the first dosing cohort, with patients maintaining a mean reduction of more than 3.0 log10 from baseline through day 12, 7 days after dosing was completed, and the last day of viral load measurement in the study. We also completed four additional dose cohorts under the protocol, examining the drug’s efficacy at lower doses, without food, and once-daily. We noted similar safety and efficacy results as were found in other cohorts.

In September 2010, we initiated dosing in a phase IIa clinical study of ACH-1625 in combination with P/R. The trial is comprised of two segments, the first testing three once-daily doses of ACH-1625 over 28-days (200 mg, 400 mg or 800 mg). Subjects were randomized and stratified by IL28B genotype, including CC, which indicates a normal or expected level of response to interferon based therapies, CT and TT, which are markers of a patient’s diminished response to interferon. Results from the first segment of the trial were announced in March 2011 and demonstrated that ACH-1625 reduced mean maximal viral load in patients dosed over 28 days from 4.63 log10 to 4.96 log10. Safety measures were the same as those noted in previous clinical trials. In December 2011, we completed a clinical virology analysis of patient samples obtained during this trial segment, examining the resistance mutation profile following treatment. Results indicated that following 28 days of treatment with ACH-1625 the presence of highly resistant variants were not detected, particularly those at positions 155, 156 and 168, the mutations commonly seen with treatment with other protease inhibitors.

In June 2011, we initiated a second segment of this ongoing Phase IIa trial testing three doses of once-daily ACH-1625 (200 mg, 400 mg or 800 mg) in combination with P/R over 12 weeks of therapy in patients with treatment-naïve HCV genotype 1. Subjects were randomized and stratified by IL28B genotype.

In January 2012, we announced that 100% of patients who reached week 12, across all dose groups, reached an undetectable viral load, a measure called complete early virologic response, or cEVR. Further, the compound continued to be safe and well-tolerated with no serious adverse events attributed to the drug. The below table summarizes the results from this segment of the trial:

Segment 2: 12-week treatment duration assessments	ACH-1625
	200 mg N=12	400 mg N=11	800 mg N=12
Week 4 RVR: Subjects with HCV RNA < 25 IU/mL	(8/12) 67%	(8/10) [1] 80%	(12/12) 100%
Week 12 cEVR: Subjects with HCV RNA undetectable < 25 IU/mL	(11/11) [2] 100%	(8/8) [3] 100%	(12/12) 100%
CC	(4/4) 100%	(3/3) 100%	(4/4) 100%
CT or TT	(7/7) 100%	(5/5) 100%	(8/8) 100%
Mean maximum HCV RNA decline through Week 12 (log10)	4.79	5.12	4.59

(1)	One patient discontinued before week 4. Three patients discontinued treatment after week 4 but before week 12 of treatment including (2) one patient in the 200 mg group and (3) two patients in the 400 mg dose group.

In July 2011, we also initiated a pilot study to assess the use of ACH-1625 in the treatment of patients with genotype 3 HCV infection. A total of seven patients infected with HCV genotype 3 were enrolled and treated with monotherapy consisting of 400 mg ACH-1625 twice daily for 4.5 days. In January 2012, we announced the results of this exploratory study. ACH-1625 was safe and well-tolerated and the maximum HCV genotype 3 RNA viral load reduction achieved was 3.68 log10 among the six out of the seven patients that achieved an antiviral response.

These results are based on a small number of patients in an early-stage clinical trial and are not necessarily predictive of results in later-stage clinical trials with larger and more diverse patient populations.

Achillion Approach: Protease Inhibitor ACH-2684

In another proprietary program against HCV infection, we are developing ACH-2684, also a NS3 protease inhibitor. In preclinical studies, ACH-2684 demonstrates excellent potency in the picomolar range, as well as good pharmacokinetic and safety profiles. The compound’s profile demonstrates that it very effectively suppresses a broad range of natural variants of the hepatitis C virus, and may be effective in prevention and treatment of emerging resistant variants. Importantly, ACH-2684 retains potent activity against all genotypes in the replicon assay.

The very high potency of ACH-2684 was achieved by designing the compound to optimize the way in which it binds with NS3 protease. We have demonstrated in vitro that ACH-2684 can be used in combination with other HCV inhibitors, and that it is synergistic with NS5B nucleoside polymerase inhibitors and NS5A inhibitors. We believe ACH-2684 can have the following advantages:

•

Potency. Data obtained in the standard laboratory assays used to determine anti-HCV activity against the genotype 1 virus demonstrate that ACH-2684 has potency at inhibitory concentrations less than 100 picomolar and is 3000-fold more potent than telaprevir.

•

Pan-genotypic potency. Our in vitro testing indicates that ACH-2684 is potent against all genotypes of HCV virus. Our clinical testing to date has indicated that ACH-2684 is effective against genotype 1 HCV and, to a lesser degree, genotype 3 HCV. Additional dose-ranging studies are on-going to further explore and optimize the ability of ACH-2684 to address all genotypes.

•

Resistance profile. The in vitro potency and virology profile of ACH-2684 demonstrates that it effectively suppresses a broad range of natural variants of the hepatitis C virus, so it may be effective in prevention and treatment of emerging resistant variants of the HCV virus including mutations R155, A156 and D168.

Clinical Development History

In July 2011, we initiated a Phase I clinical study to investigate the safety, tolerability, pharmacokinetic profile and antiviral activity of ACH-2684. We tested healthy volunteers in a single ascending dose (SAD) segment with doses ranging from 10 mg once daily to 300 mg twice daily. The first cohorts of HCV-infected patients were enrolled and treated with ACH-2684 administered as 400 mg twice daily for 2.5 days.

In January 2012, we announced that ACH-2684 was safe and well tolerated at all doses. Proof-of-concept was achieved with ACH-2684 in HCV genotype 1 demonstrating a maximum HCV RNA viral load reduction of 4.63 log10. Antiviral activity with ACH-2684 in HCV genotype 3 was seen with a maximum HCV RVA viral load reduction of 2.03 log10. Additional cohorts of patients with either HCV genotype 1 or HCV genotype 3 are currently being enrolled to further explore doses and viral kinetics for ACH-2684.

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

NS5A Inhibitors for Chronic Hepatitis C Infection

In another proprietary program against hepatitis C infection, we have discovered and developed two potent inhibitors of the HCV NS5A protein. The NS5A protein serves multiple functions at various stages of the viral life cycle including involvement in virion production, interacting with host proteins and is implicated in interferon-resistance. Inhibition of NS5A is a clinically validated mechanism of action.

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

Preclinical Development History

The following table shows the relative potency of ACH-2928, as measured by the concentration required to effectively inhibit the virus, therefore, lower concentrations reflect great potency, compared side by side to a leading compound under clinical development in this class by Bristol-Myers-Squibb:

	EC50 (pM) in Replicon Assay
	Genotype 1b	Genotype 1a
ACH-2928	2.1	46
BMS-0052	7.7	33

In 14-day preclinical studies, ACH-2928 has demonstrated high safety margins in animals with minimal dose-related side effects in both single ascending dose and multiple dose trials.

Clinical Development History

In July 2011, we initiated a Phase I clinical study to investigate the safety, tolerability, pharmacokinetic profile and antiviral activity of ACH-2928. We tested healthy volunteers in a single ascending dose (SAD) segment with doses ranging from 10 mg once daily to 500 mg once daily. During the oral repeat doses segment in subjects infected with HCV, a total of 10 patients were enrolled with 2 patients (genotype 1a) receiving placebo and 8 patients (7 genotype 1a and 1 genotype 1b) treated with 3 doses of 60 mg ACH-2928 administered once daily. No serious adverse events were reported and there were no patient discontinuations during treatment. The mean maximum HCV RNA decline during therapy was 3.68 log10 compared to a 0.54 log10 decline for patients receiving placebo. There were no viral breakthroughs observed during ACH-2928 monotherapy.

Achillion Approach: NS5A Inhibitor ACH-3102

In another proprietary program against hepatitis C infection, we have discovered and developed a next-generation NS5A inhibitor, ACH-3102, which demonstrates improved efficacy against HCV genotype 1a, as well as an improved resistance mutation profile.

In vitro, ACH-3102 demonstrates potency at picomolar concentrations in both genotypes 1a and 1b, the genotypes most prevalent in the United States. Other NS5A inhibitors have been challenged to show continued potency against the difficult-to-treat genotype 1a. The compound is also effective against all other known genotypes (2, 3, 4, 5 and 6). ACH-3102 also operates synergistically with both NS3 protease and NS5B polymerase inhibitors.

The following table shows the relative potency of ACH-3102 compared side by side to a leading compound under clinical development in this class by Bristol-Myers-Squibb:

	EC50 (pM) in Replicon Assay
	Genotype 1b	Genotype 1a
ACH-3102	5.1	26
BMS-0052	2.9	60

Importantly, ACH-3102 has demonstrated ten to one hundred fold improvement in efficacy against the common resistance mutations compared to BMS-0052.

In 14-day preclinical studies, ACH-3102 has demonstrated high safety margins in animals with minimal dose-related side effects in both single ascending dose and multiple dose trials.

An IND for ACH-3102 is currently being prepared for filing and we anticipate initiation of human clinical trials in the first half of 2012.

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

Achillion Approach: ACH-2881

We believe ACH-2881 has the following benefits:

•

Broad-Spectrum Potency. ACH-2881 shares ACH-702’s novel target profile against bacterial DNA replication enzymes and has potent broad-spectrum activity. The compound demonstrates potent activity against multi-drug-resistant bacteria in a laboratory evaluation of recent clinical isolates obtained from infected patients, as well as in preclinical models of infection. ACH-2881 inhibits the DNA replication enzymes gyrase, topoisomerase IV and primase.

•	Bactericidal Mechanism of Action. ACH-2881 demonstrates bactericidal activity against multi-drug-resistant MRSA as opposed to the limited bacteriostatic activity of other drugs.

•	Dosing. We believe ACH-2881 can be dosed in both oral and IV forms to treat a number of systemic bacterial infections.

Drug Discovery Programs and Capabilities

We have successfully advanced six drug candidates into human clinical trials, with three additional drug candidates in late-stage preclinical studies. We discovered seven of these eight drug candidates in house by applying our deep understanding of virology, microbiology and synthetic chemistry. We intend to continue to capitalize on our internal drug discovery and development capabilities to expand our product candidate portfolio.

From early lead identification through clinical candidate selection, we have coupled our knowledge base in genomic replication targets with an integrated drug discovery infrastructure to aid in the rapid advancement of our discovery programs.

Target Selection and Assay Development

We are focused on addressing unmet medical needs in infectious diseases, with an emphasis on inhibiting viral and bacterial proteins essential for genomic replication. We select targets for our drug discovery programs based upon the relevance of the target to key steps within the viral or bacterial replication cycle, our ability to develop appropriate assays for early assessment of potency, selectivity and safety and have confidence in our ability to identify small molecules that can be optimized within a reasonable time period to become drug candidates. We have developed proprietary assays for identification and optimization of small molecule inhibitors of viral and bacterial genomic replication.

Compound Synthesis, Hit Identification and Lead Optimization

Our focused compound library contains a diverse set of molecules that have been synthesized for the principal purpose of inhibiting genomic replication in viruses and bacteria. We have developed the following discovery tools that enable us to manage our compounds efficiently and advance our discovery programs:

•	AACP (Achillion Automated Chemistry Platform) is a proprietary software that facilitates synthesis of thousands of small molecules in parallel by automating several cumbersome steps involved.

•

ACE (Achillion Cheminformatics Engine) is a software interface which provides access to commercially available compound libraries and their physicochemical properties, assists in designing new compound libraries for synthesis, and displays new and database compounds in 3D. ACE is integrated with computational chemistry tools and a database of more than two million compounds.

•	CART (Compound Acquisition and Repository Tracking) streamlines our scientists’ ability to select and acquire compounds for lead identification.

•

CHEM-ACH is a data mining software that allows analysis of Achillion’s proprietary compounds and their biological activities. Such analysis helps in studying the structure-activity relationships and designing and synthesizing compounds for lead optimization.

•

CIDM (Competitive Intelligence & Data Mining) is a web application. It analyzes publicly available information to display competitive information including clinical and preclinical development activities, intellectual property and scientific literature.

•

PSTS (Preclinical Study Tracking System) is a web interface which is used for accessing the details of our preclinical studies. It allows scientists to enter, modify, and query preclinical study documents.

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

Competition

Our industry is highly competitive and subject to rapid and significant technological change. All of the drugs we are developing, if approved, would compete against existing therapies. In addition, we believe a significant number of drug candidates are currently under development and may become available for the treatment of chronic hepatitis C and bacterial infections. The key competitive factors affecting the commercial success of these drugs are likely to be efficacy, safety profile and reliability, convenience of dosing, price and reimbursement.

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

ACH-1625, ACH-2684, ACH-2928 and ACH-3102 for HCV

If approved, our protease inhibitors, ACH-1625 and ACH-2684, and our NS5A inhibitors, ACH-2928 and ACH-3102, would compete with drugs currently approved for the treatment of HCV, i.e., the interferon-alpha-based products from Roche (Pegasys and Roferon-A) or Merck (Intron-A or Peg-Intron), the ribavirin-based products from Merck (Rebetrol), Roche (Copegus) or generic versions sold by various companies, as well as recently-approved protease inhibitors telaprevir (Incivek) by Vertex and boceprevir (Victrelis) by Merck. In addition, our HCV compounds may compete with the interferon- and ribavirin-based drugs currently in development such as Valeant’s ribavirin analog (Viramidine) and Human Genome Sciences’ Albuferon, and with other products in development in multiple classes including protease inhibitors, polymerase inhibitors (nucleoside and non-nucleoside), NS5A inhibitors, toll-like receptor inhibitors and cyclophilin inhibitors also under development for the treatment of HCV by companies such as Abbott, Astra-Zeneca, Boehringer Ingelheim, Bristol-Myers Squibb, Celgene, Enanta, Gilead, GlaxoSmithKline, Human Genome Sciences, Idenix, Johnson & Johnson, Presidio, Medivir, Merck, Novartis, Pfizer, Roche, Valeant and Vertex.

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

Our hepatitis C patent portfolio currently includes the following:

	Issued Patents	Provisional Patent Applications	Pending Non-Provisional Applications	Pending PCT Applications
U.S.	10	8	13	—
Foreign	28	—	115	—

These patents and patent applications, if issued, will expire between 2024 and 2027. The patent applications contain claims directed to classes of compounds, methods of use, mechanism of action, and research assays. Our HCV patents and patent applications are filed in 25 different countries, with the majority of them in Australia, Brazil, Canada, China, Europe, Japan, New Zealand and the United States.

In connection with a 2004 license agreement with Gilead, we granted a worldwide exclusive license to Gilead for past, present and future patents, patent applications and patent filings with claims directed to our first NS4A antagonists and chemically related compounds, any additional compounds which inhibit HCV via a mechanism similar to that of NS4A antagonism and intellectual property relating to the mechanism of action. In the first quarter of 2012, that agreement was terminated and the related patents and patent rights returned to us.

In addition, we have obtained non-exclusive licenses to HCV drug discovery patents and patent applications owned by Apath, L.L.C., and ReBlikon, GmbH.

Our antibacterial patent portfolio currently includes the following:

	Issued Patents	Provisional Patent Applications	Pending Non-Provisional Applications	Pending PCT Applications
U.S.	4	—	5	—
Foreign	39	—	34	1

These patents and patent applications, if issued, will expire between 2024 and 2026. The patent applications contain claims directed to classes of compounds, methods of use, and processes for synthesis. Our antibacterial patents and patent applications are filed in 42 different countries, with the majority of them in Australia, Canada, Hong Kong, Japan, South Korea, New Zealand and the United States.

Our HIV patent portfolio currently includes the following:

	Issued Patents	Provisional Patent Applications	Pending Non-Provisional Applications	Pending PCT Applications
U.S.	8	—	—	—
Foreign	30	—	12	—

We either own or hold exclusive worldwide licenses from Yale University and Emory University to these patents and patent applications. The patents and patent applications, if issued, will expire between 2014 and 2025. The issued U.S. patents contain claims directed to elvucitabine chemical compound, method of use, synthesis, and formulation. Our HIV patents and patent applications are filed in 33 different countries with the majority of them in Australia, Brazil, Canada, Europe, India, Japan and the United States.

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

We are party to a number of licenses that give us rights to third-party intellectual property that is necessary or useful for our business. In particular, we have obtained licenses from Yale University and Emory University with respect to elvucitabine. We may enter into additional licenses for third-party intellectual property in the future. Our success will depend in part on the ability of our licensors to obtain, maintain and enforce patent protection for their intellectual property, in particular, those patents to which we have secured exclusive rights.

Collaborations and Licenses

Gilead Sciences, Inc.

In November 2004, we entered into a research collaboration and license agreement with Gilead pursuant to which we agreed to collaborate exclusively with Gilead throughout the world to develop and commercialize compounds for the treatment of chronic hepatitis C which inhibit HCV replication through a novel mechanism of action targeting the HCV NS4A protein. In September 2009, we and Gilead amended the license agreement so that we may continue to develop certain NS4A antagonist compounds, including ACH-1095, independently while Gilead retained the right to rejoin in the development of certain compounds after clinical proof-of-concept, as defined. In February 2012, following on-going discussions between us and Gilead, Gilead provided a notice of termination of the collaboration as neither party was devoting significant time to advancing the compounds under the agreement. We retain the right to develop ACH-1095, although we do not have current plans to do so.

GCA Therapeutics, Ltd.

In February 2010, we entered into a license agreement for elvucitabine with GCA Therapeutics, Ltd. (GCAT) for the treatment of both HBV and HIV infection. The agreement was amended and restated in March 2010. The exclusive license grants GCAT the right, through its Chinese joint venture with Tianjing Institute of Pharmaceutical Research, or TIPR, to clinically develop and commercialize elvucitabine in mainland China, Hong Kong and Taiwan. Under the terms of the agreement, GCAT, through a sublicense agreement with its Chinese joint venture, T & T Pharma Co., Ltd., formed with TIPR, will assume all development and regulatory responsibility and associated costs for elvucitabine, and Achillion will be eligible to receive development milestones and royalties on net sales in those territories.

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

Clinical trials involve the administration of the investigational new drug to healthy volunteers or patients under the supervision of one or more qualified investigators in accordance with FDA’s Good Clinical Practice regulations. Clinical trials must be conducted under protocols detailing the objectives of the trial and the safety and effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. Further, an institutional review board, or IRB, at each institution participating in the clinical trial must review and approve each protocol before any clinical trial commences at that institution. All research subjects must provide informed consent, and informed consent information must be submitted to the IRB for approval prior to initiation of the trial. Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if adverse events or other certain types of other changes occur.

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

The FDA has various programs including Fast Track, priority review and accelerated approval that are intended to expedite or simplify the process for reviewing drug candidates, and/or provide for approval on the basis of surrogate endpoints. Even if a drug candidate qualifies for one or more of these programs, the FDA may later decide that the drug candidate no longer meets the conditions for qualification or that the time period for FDA review or approval will not be shortened. Generally, drug candidates that may be eligible for these programs are those for serious or life-threatening conditions, those with the potential to address unmet medical needs or those that offer meaningful benefits over existing treatments.

Fast Track is a process designed to facilitate the development, and expedite the review of drug candidates to treat serious diseases and fill an unmet medical need. Priority review is designed to give drug candidates that offer major advances in treatment or provide a treatment where no adequate therapy exists an initial review within six months as compared to a standard review time of ten months. Although Fast Track and priority review do not affect the standards for approval, the FDA will attempt to facilitate early and frequent meetings with a sponsor of a Fast Track designated drug candidate and expedite review of the application for a drug candidate designated for priority review. Accelerated approval provides an earlier approval of drugs to treat serious diseases and that fill an unmet medical need based on a surrogate endpoint, which is a laboratory measurement or physical sign used as an indirect or substitute measurement representing a clinically meaningful outcome. As a condition of approval, the FDA may require that a sponsor of a product receiving accelerated approval perform post-marketing clinical trials.

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

Employees

As of March 1, 2012, we had 48 full-time employees and 2 part-time employees, 20 of whom hold doctoral degrees. Approximately 35 of our employees are engaged in research and development, with the remainder engaged in administration, finance and business development functions. We believe our relations with our employees are good.

Available Information

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

Executive Officers of the Registrant

Name	Age	Position
Michael D. Kishbauch	62	President and Chief Executive Officer
Milind S. Deshpande, Ph.D.	55	President of Research and Development and Chief Scientific Officer
Mary Kay Fenton	48	Senior Vice President and Chief Financial Officer
Elizabeth A. Olek, D.O.	47	Senior Vice President and Chief Medical Officer
Gautam Shah, Ph.D.	55	Senior Vice President and Chief Compliance Officer
Joseph Truitt	47	Senior Vice President and Chief Commercial Officer

Michael D. Kishbauch, President and Chief Executive Officer. Prior to joining Achillion in July 2004 as our President and Chief Executive Officer, Mr. Kishbauch founded and served as President and Chief Executive Officer of OraPharma, Inc., a publicly traded, commercial-stage pharmaceutical company focused on oral health care, from September 1996 to July 2004. OraPharma was acquired by Johnson & Johnson, a pharmaceutical company, in 2003. Prior to OraPharma, Inc., Mr. Kishbauch held senior management positions with MedImmune, Inc., a biotechnology company. Mr. Kishbauch holds an M.B.A. from the Wharton School of the University of Pennsylvania and a B.A. in biology from Wesleyan University.

Milind S. Deshpande, Ph.D, President of Research and Development and Chief Scientific Officer. Prior to joining Achillion in September 2001, Dr. Deshpande was Associate Director of Lead Discovery and Early Discovery Chemistry at the Pharmaceutical Research Institute at Bristol-Myers Squibb, a pharmaceutical company, from 1991 to 2001, where he managed the identification of new clinical candidates to treat infectious and neurological diseases. From 1988 to 1991, he held a faculty position at Boston University Medical School. Dr. Deshpande received his Ph.D. in Organic Chemistry from Ohio University, following his undergraduate education in India.

Mary Kay Fenton, Senior Vice President and Chief Financial Officer. Prior to joining Achillion in October 2000, Ms. Fenton, a certified public accountant, held various positions within the Technology Industry Group at PricewaterhouseCoopers LLP, an independent registered public accounting firm, from 1991 to 2000, most recently as Senior Manager responsible for the life sciences practice in Connecticut. Prior to 1991, Ms. Fenton was an economic development associate in the nonprofit sector. Ms. Fenton is on the Board of Directors of Connecticut Business and Industry, a representative business organization. Ms. Fenton holds an M.B.A. in Finance from the Graduate School of Business at the University of Connecticut and an A.B. in Economics from the College of the Holy Cross.

Elizabeth A. Olek, D.O., Senior Vice President and Chief Medical Officer. Prior to joining Achillion in December 2007, Dr. Olek served as Global Brand Medical Director and Clinical Research Physician in the Infectious Disease, Transplant and Immunology Group at Novartis Pharmaceuticals Corporation, a pharmaceutical company, from January 2005 through November 2007. Between August and December 2004, Dr. Olek was employed as a clinical research consultant at the Avidia Research Institute, a biotechnology company. Between January 2003 and July 2004, Dr. Olek served as a Director of Clinical Research at InterMune Inc., a biotechnology company. From September 1998 through December 2002, Dr. Olek was a Director of Clinical Research at Genetics Institute/Wyeth Research, a pharmaceutical company. Dr. Olek holds an M.P.H. in epidemiology and biostatistics from the Boston University School of Public Health. She also holds a D.O. from Philadelphia College of Osteopathic Medicine and a B.S. in Pharmacy from the Philadelphia College of Pharmacy and Science.

Gautam Shah, Ph.D., Senior Vice President and Chief Compliance Officer. Prior to joining Achillion in May 2004, Dr. Shah was Senior Director of Regulatory Affairs with Sepracor, a pharmaceutical company, from February 2003 to May 2004. Prior to Sepracor, Dr. Shah was in the Regulatory Affairs Group of Bayer Health Care, a pharmaceutical company. Before Bayer, he held positions of increasing responsibilities at Pfizer Inc., a pharmaceutical company, in the area of Product and Process Development. Dr. Shah received his Ph.D. in Pharmaceutics from the University of Illinois, as well as a M.S. in Medicinal Chemistry from Wayne State University and a B.A. in Pharmacy from MSU University in India.

Joseph Truitt, Senior Vice President and Chief Commercial Officer. Prior to joining Achillion in January 2009, Mr. Truitt was Vice President of Business Development and Product Strategy for Lev Pharmaceuticals, Inc., a biotechnology company, from October 2007 to December 2008. From July 2006 through September 2007, he served as Lev’s Vice President of Sales and Marketing and led the build out of the commercial team and infrastructure in preparation for product launch. From February 2002 to July 2006, Mr. Truitt was Vice President of Sales and Operations at Johnson & Johnson, a pharmaceutical company, where he directed commercial operations at the company’s OraPharma subsidiary. From 2000 to 2002, Mr. Truitt was Vice President of Sales and Operations of OraPharma, Inc., a pharmaceutical company, prior to its acquisition by Johnson & Johnson. Mr. Truitt holds an M.B.A. from St. Joseph’s University, Philadelphia and a B.S. in Marketing from LaSalle University, Philadelphia.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business

We depend on the success of our HCV drug candidates, which are still under development.

We have invested a significant portion of our efforts and financial resources in the development of our candidates for the treatment of HCV, including our protease inhibitors, ACH-1625 and ACH-2684, and our NS5A inhibitors, ACH-2928 and ACH-3102. Our ability to generate revenues will depend heavily on the successful development and commercialization of these drug candidates. The development and commercial success of these drug candidates will depend on several factors, including the following:

•	our ability to provide acceptable evidence of the safety and efficacy of these drug candidates in current and future clinical trials;

•	our ability to provide acceptable evidence of the ability of our drug candidates to be dosed safely in combination with other drugs and/or drug candidates, both ours and others;

•	our ability to develop drug formulations that will deliver the appropriate drug exposures in longer term clinical trials;

•	our ability to obtain patent protection for our drug candidates and freedom to operate under third party intellectual property;

•	receipt of marketing approvals from the FDA and similar foreign regulatory authorities;

•	establishing commercial manufacturing arrangements with third-party manufacturers;

•	launching commercial sales of the drugs, whether alone or in collaboration with others;

•	acceptance of the drug in the medical community and with third-party payors; and

•	our ability to identify, enter into and maintain collaboration agreements with appropriate strategic partners for our compounds.

We are currently conducting a phase IIa clinical trial for ACH-1625, phase I clinical trials for ACH-2684 and ACH-2928 and IND-enabling preclinical testing of ACH-3102. Positive results in preclinical studies of a drug candidate may not be predictive of similar results in human clinical trials, and promising results from early clinical trials of a drug candidate may not be replicated in later clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in early-stage development. Accordingly, the results from the preclinical studies of ACH-1625, ACH-2684, ACH-2928, ACH-3102 or the completed clinical trials for ACH-1625, ACH-2684 or ACH-2928, may not be predictive of the results we may obtain in later stage trials.

We do not expect any of our drug candidates for the treatment of HCV to be commercially available for at least several years, if at all.

We have a limited operating history and have incurred a cumulative loss since inception. If we do not generate significant revenues, we will not be profitable.

We have incurred significant losses since our inception in August 1998. As of December 31, 2011, our accumulated deficit was approximately $276 million. We have not generated any revenue from the sale of drug candidates to date. We expect that our annual operating losses will increase over the next several years as we expand our research, development and commercialization efforts.

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

If approved, our protease inhibitors, ACH-1625 and ACH-2684, and our NS5A inhibitors, ACH-2928 and ACH-3102, would compete with drugs currently approved for the treatment of HCV, i.e., the interferon-alpha-based products from Roche (Pegasys and Roferon-A) or Merck (Intron-A or Peg-Intron), the ribavirin-based products from Merck (Rebetrol), Roche (Copegus) or generic versions sold by various companies, as well as recently-approved protease inhibitors telaprevir (Incivek) by Vertex and boceprevir (Victrelis) by Merck. In addition, our HCV compounds may compete with the interferon- and ribavirin-based drugs currently in development such as Valeant’s ribavirin analog (Viramidine) and Human Genome Sciences’ Albuferon, and with other products in development in multiple classes including protease inhibitors, polymerase inhibitors (nucleoside and non-nucleoside), NS5A inhibitors, toll-like receptor inhibitors and cyclophilin inhibitors also under development for the treatment of HCV by companies such as Abbott, Astra-Zeneca, Boehringer Ingelheim, Bristol-Myers Squibb, Celgene, Enanta, Gilead, GlaxoSmithKline, Human Genome Sciences, Idenix, Johnson & Johnson, Presidio, Medivir, Merck, Novartis, Pfizer, Roche, Valeant and Vertex.

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

We believe that our existing cash and cash equivalents will be sufficient to support our current operating plan for at least one year. Our operating plan may change as a result of many factors, including:

•	the costs involved in the clinical development, manufacturing and formulation of our protease inhibitors, ACH-1625 and ACH-2684, and our NS5A inhibitors, ACH-2928 and ACH-3102;

•	our ability to enter into corporate collaborations for our HCV candidates and the terms and success of these collaborations;

•	the costs involved in obtaining regulatory approvals for our drug candidates;

•	the scope, prioritization and number of programs we pursue;

•	the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent and other intellectual property claims;

•	our ability to raise incremental debt or equity capital, including any changes in the credit market that may impact our ability to obtain capital in the future;

•	any partnership opportunities that may arise for ACH-702 or ACH-2881 that we determine to pursue;

•	our acquisition and development of new technologies and drug candidates; and

•	competing technological, regulatory and market developments currently unknown to us.

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

We may seek additional financing through a combination of private and public equity offerings, debt financings and collaboration, strategic alliance and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, ownership interest will be diluted, and the terms may include adverse liquidation or other preferences that adversely affect your rights as a stockholder. Since August 2008, we have issued an aggregate of 53,346,006 shares of our common stock in two private placements and two public offerings as well as warrants to purchase an aggregate of 9,599,950 shares of our common stock, the majority of which remain outstanding. These financings substantially diluted our existing stockholders.

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

If the estimates we make and the assumptions on which we rely in preparing our financial statements prove inaccurate, our actual results may vary significantly.

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses. Such estimates and judgments include revenue recognition, stock-based compensation expense, accrued expenses and deferred tax assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. However, these estimates and judgments, or the assumptions underlying them, may change over time. Accordingly, our actual financial results may vary significantly from the estimates contained in our financial statements.

For a further discussion of the estimates and judgments that we make and the critical accounting policies that affect these estimates and judgments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” elsewhere in this Annual Report on Form 10-K.

Our business and operations would suffer in the event of system failures or security breaches.

Despite the implementation of security measures, our internal computer systems are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Any system failure, accident or security breach that causes interruptions in our operations could result in a material disruption of our product development programs. For example, the loss of clinical trial data from completed clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we may incur liabilities and the further development of our product candidates may be delayed.

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

•

the FDA may require us to carry out more extensive studies, evaluate different treatment combinations or complete comparative effectiveness studies, resulting in significant delays and/or increased costs; and

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

Our drug candidates are subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, safety, efficacy, record keeping, labeling, marketing and distribution of drugs. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process are required in the United States and in many foreign jurisdictions prior to the commercial sale of our drug candidates. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. It is possible that none of the drug candidates we are developing will obtain marketing approval. In connection with the clinical trials for ACH-1625, ACH-2684, ACH-2928, ACH-3102 and any other drug candidate we may seek to develop in the future, we face risks that:

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

We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA. The time required to complete clinical trials and for the FDA and other countries’ regulatory review processes is uncertain and typically takes many years. Our analysis of data obtained from preclinical and clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. We may also encounter unanticipated delays or increased costs due to government regulation from future legislation or administrative action or changes in FDA policy during the period of product development, clinical trials and FDA regulatory review.

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

We, the FDA or other applicable regulatory authorities may suspend clinical trials of a drug candidate at any time if we or they believe the subjects or patients participating in such clinical trials are being exposed to unacceptable health risks or for other reasons. For example, as we advance ACH-1625 into longer term clinical trials in phase IIa, we have established predetermined stopping rules, as well as a Data Safety Monitoring Board (DSMB) in order to monitor and ensure patient safety. The FDA has also required us to perform data analysis between patient cohorts in our phase I clinical trials of ACH-2684 and ACH-2928. Any interruption of these clinical trials, whether as a result of one of our drug candidates, or of co-administration of a concomitant anti-HCV agent, or of administrative review delays on the part of the FDA, could cause delays in our drug development.

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

Fast Track designation does not guarantee approval, or expedited approval, of ACH-1625 and there is no guarantee that ACH-1625 will maintain Fast Track designation.

In December 2011, we announced that the FDA granted Fast Track designation to ACH-1625 for the treatment of HCV. Under the FDA Modernization Act of 1997, Fast Track designation is designed to facilitate the development and expedite the review of new drugs that are intended to treat serious or life-threatening conditions. Compounds selected must demonstrate the potential to address an unmet medical need for such a condition. Mechanisms intended to facilitate development include opportunities for frequent dialogue with FDA reviewers and for timely review of submitted protocols. However, the designation does not guarantee approval or expedited approval of any application for the product. Furthermore, the FDA may revoke Fast Track designation from a product candidate at any time if it determines that the criteria are no longer met.

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

We have an existing arrangement with GCAT for the development and commercialization of our HIV drug candidate, elvucitabine, in mainland China, Hong Kong, and Taiwan. We may enter into additional license arrangements in the future.

We also may enter into alliances with major biotechnology or pharmaceutical companies to jointly develop, and commercialize if approved, our protease inhibitor candidates and/or our NS5A inhibitor candidates. In such alliances, we would expect our biotechnology or pharmaceutical collaborators to provide substantial funding, as well as significant capabilities in clinical development, regulatory affairs, marketing and sales. We may not be successful in entering into any such alliances on favorable terms or in a timely manner, if at all. There are a limited number of collaboration partners whose pipeline of HCV clinical candidates are suitable for co-development with ours. There are also a limited number of potential collaboration partners without a robust HCV drug candidate pipeline, but demonstrated commercial interest in HCV therapeutics who may have interest in gaining rights to our HCV drug candidates. Recent consolidation may have reduced the number of potential partners further, making achieving a suitable partnership more difficult, potentially limiting our ability to command a significant premium in any such transaction. Further, if potential collaboration partners enter alliances with other competing HCV companies, our future business prospects may be harmed, as these alliances could reduce the pool of potential partners for our compounds and/or limit the value of such alliance.

Even if we do succeed in securing such alliances, we may not be able to maintain them if development or approval of a drug candidate is delayed or sales of an approved drug are disappointing. For example, a 2004 license and collaboration agreement between us and Gilead for the advancement of certain HCV compounds operating by the mechanism of action known as NS4A antagonism was terminated as neither party was devoting significant time to advancing the compounds under the agreement. Furthermore, any delay in entering into collaboration agreements could delay the development and commercialization of our drug candidates and reduce their competitiveness even if they reach the market. Any such delay related to our collaborations could adversely affect our business. At this time, we do not plan to clinically advance our antibacterial drug candidates, ACH-702 and ACH-2881, independently.

If biopharmaceutical companies involved in HCV drug development continue to consolidate, competition may increase and our business may be harmed.

In late 2011 and early 2012, several acquisitions of smaller biopharmaceutical companies by larger biopharmaceutical companies took place at substantial premiums over the market capitalizations of the target companies, including the acquisitions of Anadys Pharmaceuticals, Pharmasset, Inc. and Inhibitex Pharmaceuticals, by Roche, Gilead and Bristol Myers Squibb, respectively. If such consolidation continues to take place, we may face competitive pressures to a far greater degree than had those consolidations not occurred, resulting from the greater resources the larger pharmaceutical companies can put toward their development pipelines. Further, if investors who provide capital to our industry continue to seek and advocate for similar acquisitions at similar premiums, we may not be able to satisfy their higher expectations for market value appreciation and our stock price may decline.

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

We have no commercial products, and we do not currently have an organization for the sales and marketing of pharmaceutical products. In order to successfully commercialize any drugs that may be approved in the future by the FDA or comparable foreign regulatory authorities, we must build our sales and marketing capabilities or make arrangements with third parties to perform these services. For certain drug candidates in selected indications where we believe that an approved product could be commercialized by a specialty North American sales force that calls on a limited but focused group of physicians, we may commercialize these products ourselves. However, in therapeutic indications that require a large sales force selling to a large and diverse prescribing population and for markets outside of North America, we may enter into arrangements with other companies for commercialization. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenue and may not become profitable.

The development of directly acting antivirals (DAAs) to treat HCV, and the potential changes in market dynamics that may result from their introduction for HCV therapy, may present additional risks beyond those inherent in drug development.

We are developing multiple DAA compounds, in two distinct classes, for treatment of HCV. Other companies are also developing DAAs in these classes, as well as other classes. Until the recent introduction of DAA therapy, the standard of care for HCV infection included therapy with pegylated interferon and ribavirin. Two DAAs developed by our competitors, telaprevir (Incivek) by Vertex and boceprevir (Victrelis) by Merck, were recently approved by the FDA. We cannot currently predict with any certainty the impact of the commercial launch of these compounds or any other compounds on the HCV market, although marketed DAAs may now be added to that standard regimen.

The development plans for our compounds include treatment regimens with our inhibitors in combination with another DAA, or our inhibitors with one or more DAAs with or without concomitant ribavirin therapy. These development programs carry all the risks inherent in drug development activities, including the risk that they will fail to show efficacy or acceptable safety. In addition, these development programs may also be subject to additional regulatory, commercial and manufacturing risks that may be additional to the risks inherent in drug development activities.

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

Even if ACH-1625, ACH-2684, ACH-2928, ACH-3102 or any other drug candidates we may develop or acquire in the future obtain regulatory approval, they may not gain market acceptance among physicians, health care payors, patients and the medical community. Factors that we believe could materially affect market acceptance of our product candidates include:

•	the timing of market introduction of competitive drugs, and the impact of the recent commercial launch of telaprevir (Incivek) by Vertex and boceprevir (Victrelis) by Merck;

•	the demonstrated clinical safety and efficacy of our product candidates compared to other drugs and other drug candidates;

•	the suitability of our drug candidates to be co-administered or combined with other drugs or drug candidates;

•	the durability of our drug candidates in their ability to prevent the emergence of drug-resistant viral mutants;

•	the convenience and ease of administration of our product candidates;

•	the existence, prevalence and severity of adverse side effects;

•	other potential advantages of alternative treatment methods;

•	the effectiveness of marketing and distribution support;

•	the cost-effectiveness of our product candidates; and

•	the availability of reimbursement from managed care plans, the government and other third-party payors.

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

The U.S. Congress recently passed the Leahy-Smith America Invents Act, or the America Invents Act, which was signed into law in September 2011, with many of the substantive changes becoming effective in one year or 18 months. The America Invents Act reforms United States patent law in part by changing the standard for patent approval from a “first to invent” standard to a “first to file” standard and developing a post-grant review system. This new legislation changes United States patent law in a way that may weaken our ability to obtain patent protection in the United States.

We license patent rights from third-party owners. If such owners do not properly maintain or enforce the patents underlying such licenses, our competitive position and business prospects will be harmed.

We are party to a number of licenses that give us rights to third-party intellectual property that is necessary or useful for our business. In particular, we have obtained licenses from Yale University and Emory University with respect to elvucitabine. We may enter into additional licenses for third-party intellectual property in the future. Our success will depend in part on the ability of our licensors to obtain, maintain and enforce patent protection for their intellectual property, in particular, those patents to which we have secured exclusive rights. Our licensors may not successfully prosecute the patent applications to which we are licensed. Even if patents issue in respect of these patent applications, our licensors may fail to maintain these patents, may determine not to pursue litigation against other companies that are infringing these patents, or may pursue such litigation less aggressively than we would. In addition, our licensors may terminate their agreements with us in the event we breach the applicable license agreement and fail to cure the breach within a specified period of time. Without protection for the intellectual property we license, other companies might be able to offer substantially identical products for sale, which could adversely affect our competitive business position and harm our business prospects.

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

Our research, development and commercialization activities, including any drug candidates resulting from these activities, may infringe or be claimed to infringe patents or other proprietary rights owned by third parties and to which we do not hold licenses or other rights. There may be applications that have been filed but not published that, if issued, could be asserted against us. We are aware that certain third parties, including Bristol-Myers Squibb, Gilead, GlaxoSmithKline plc and Enanta Pharmaceuticals, Inc., have applications that are broadly directed to HCV inhibitors. Certain of these third parties, in particular Gilead and Enanta, have patent applications with pending claims that, if issued, could be construed to encompass our drug candidate, ACH-2928. These third parties could bring claims against us that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages. Further, if a patent infringement suit were brought against us, we could be forced to stop or delay research, development, manufacturing or sales of the drug or drug candidate that is the subject of the suit.

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

Our success will depend in part on our ability to operate without infringing the proprietary rights of third parties. Although we are not currently aware of any litigation or other proceedings or third-party claims of intellectual property infringement related to our drug candidates, the pharmaceutical industry is characterized by extensive litigation regarding patents and other intellectual property rights. Other parties may obtain patents in the future and allege that the use of our technologies infringes these patent claims or that we are employing their proprietary technology without authorization. Likewise, third parties may challenge or infringe upon our existing or future patents. Under our license agreements with Yale University we have the right, but not an obligation, to bring actions against an infringing third party. If we do not bring an action within a specified number of days, the licensor may bring an action against the infringing party. Proceedings involving our patents or patent applications or those of others could result in adverse decisions regarding:

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

As of March 1, 2012, our directors, executive officers and current holders of more than 5% of our outstanding common stock, together with their affiliates and related persons, beneficially own, in the aggregate, approximately 48% of our outstanding common stock. As a result, these stockholders, if acting together, have the ability to determine the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets and other extraordinary transactions. The interests of this group of stockholders may not always coincide with our corporate interests or the interest of other stockholders, and they may act in a manner with which you may not agree or that may not be in the best interests of other stockholders. This concentration of ownership may have the effect of:

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

The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future. During the period from January 1, 2007 to March 1, 2012, our stock price has ranged from a low of $0.68 to a high of $19.61. Market prices for securities of early stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the results of our clinical trials of our protease inhibitors, ACH-1625 and ACH-2684 and our NS5A inhibitors, ACH-2928 and ACH-3102;

•	the ability of our drug candidates to be dosed safely in combination with other drugs and/or drug candidates, both ours and others;

•	the entry into, modification of, or termination of key agreements, or any new collaboration agreement we may enter;

•	market expectations about the timeliness of our entry into, or failure to enter, collaboration arrangements with third parties;

•	the entry by a potential third-party collaborator into an alliance with a competitor, or the entry by any other HCV drug developer into an alliance that may be perceived as competitive to us;

•	the continued industry consolidation of pharmaceutical companies developing HCV drug therapies, or the acquisition of any one of our HCV drug development competitors;

•	the premiums on other transactions and any significant increases or decreases of those premiums;

•	the results of regulatory reviews relating to the approval of our drug candidates;

•	our failure to obtain patent protection for any of our drug candidates or the issuance of third party patents that cover our drug candidates;

•	the initiation of, material developments in, or conclusion of litigation to enforce or defend any of our intellectual property rights;

•	failure of any of our drug candidates, if approved, to achieve commercial success;

•	general and industry-specific economic conditions that may affect our research and development expenditures;

•	the results of clinical trials conducted by others on drugs that would compete with our drug candidates;

•	the launch of drugs by others that would compete with our drug candidates;

•	the failure or discontinuation of any of our research programs;

•	issues in manufacturing our drug candidates or any approved products;

•	the introduction of technological innovations or new commercial products by us or our competitors;

•	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;

•	future sales of our common stock;

•	changes in the structure of health care payment systems;

•	period-to-period fluctuations in our financial results; and

•	low trading volume of our common stock.

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

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock began trading on the NASDAQ Global Market on October 26, 2006 under the symbol “ACHN”. Prior to that time, there was no established public trading market for our common stock. The following table sets forth the high and low sale prices per share for our common stock on the NASDAQ Global Market for the period indicated:

	High	Low
2011
First Quarter	$7.50	$3.57
Second Quarter	$8.95	$4.55
Third Quarter	$8.60	$4.50
Fourth Quarter	$8.22	$3.81

2010
First Quarter	$3.80	$2.12
Second Quarter	$3.30	$1.99
Third Quarter	$3.10	$2.00
Fourth Quarter	$4.20	$2.60

Information regarding our equity compensation plans and the securities authorized for issuance thereunder is set forth in Item 12 below.

Holders of record

As of February 29, 2012, there were approximately 100 holders of record of our common stock.

Dividends

We have never paid or declared any cash dividends on our common stock. We currently intend to retain any earnings for future growth and, therefore, do not expect to pay cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

Neither we nor any affiliated purchaser or anyone acting on behalf of us or an affiliated purchaser made any purchases of shares of our common stock in the fourth quarter of 2011.

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

The following graph compares the cumulative total stockholder return on our common stock from January 1, 2007 to December 31, 2011 with the cumulative total return of (i) the NASDAQ Market Index and (ii) the NASDAQ Biotechnology Index. This graph assumes the investment of $100.00 on January 31, 2007 in our common stock, the NASDAQ Market Index and the NASDAQ Biotechnology Index, and assumes any dividends are reinvested.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read together with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the notes to those financial statements included elsewhere in this Annual Report on Form 10-K. The selected statements of operations data for the years ended December 31, 2011, 2010 and 2009 and balance sheet data as of December 31, 2011 and 2010 set forth below have been derived from our audited financial statements included elsewhere in this Annual Report. The selected statement of operations data for the years ended December 31, 2008 and 2007 and balance sheet data as of December 31, 2009, 2008 and 2007 set forth below have been derived from the audited financial statements for such years not included in this Annual Report. The historical results presented here are not necessarily indicative of future results.

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share amounts)
Statement of Operations Data:
Total revenue	$247	$2,436	$(294)	$(234)	$4,038
Research and development	35,441	20,529	18,419	21,018	27,160
General and administrative	9,153	7,205	6,553	6,546	6,476
Restructuring charges	—	—	274	—	—
Total operating expenses	44,594	27,734	25,246	27,564	33,636
Loss from operations	(44,347)	(25,298)	(25,540)	(27,798)	(29,598)
Interest income (expense), net	141	(183)	(392)	(353)	1,496
Net loss	(44,206)	(25,481)	(25,932)	(28,151)	(28,102)
Net loss per share—basic and diluted	$(0.69)	$(0.57)	$(0.98)	$(1.42)	$(1.80)
Weighted average number of shares outstanding—basic and diluted	64,248	45,079	26,537	19,812	15,583

	2011	2010	2009	2008	2007
Balance Sheet Data:
Cash and cash equivalents	$16,110	$25,373	$9,712	$11,060	$8,971
Short-term marketable securities	37,456	29,827	—	24,297	22,138
Long-term marketable securities	26,377	—	—	—	—
Working capital	46,148	52,296	2,803	24,359	20,224
Total assets	82,630	58,235	11,670	38,561	35,632
Long-term liabilities	2,718	2,489	2,906	1,361	1,402
Total liabilities	11,662	7,691	10,648	13,540	14,094
Total stockholders’ equity	70,968	50,544	1,022	25,021	21,538

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of innovative treatments for infectious diseases. Within the anti-infective market, we are currently concentrating on the development of antivirals for the treatment of chronic hepatitis C infection, or HCV, and the development of antibacterials for the treatment of resistant bacterial infections. We are currently focusing our efforts on developing the following drug candidates for the treatment of HCV:

•	ACH-1625, a NS3 protease inhibitor for the treatment of HCV, currently being tested in a phase IIa clinical trial;

•	ACH-2684, a NS3 protease inhibitor for the treatment of HCV, currently being tested in a phase I clinical trial;

•	ACH-2928, a NS5A inhibitor for the treatment of HCV, currently being tested in a phase I clinical trial; and

•	ACH-3102, a NS5A inhibitor for the treatment of HCV, currently being prepared for IND-filing and initiation of a phase I clinical trial during the first half of 2012.

In addition, we have established a pipeline of certain antibacterial product candidates for which we are currently seeking appropriate collaborative partners, but to which we are not devoting significant resources at this time. These product candidates include ACH-702 for the treatment of dermatologic and ophthalmic infections, and ACH-2881 for the treatment of serious resistant bacterial infections, including methicillin resistant staphylococcus aureus.

We have devoted and are continuing to devote substantially all of our efforts toward product research and development. We have incurred losses of $262 million from inception through December 31, 2011 and had an accumulated deficit of $276 million at December 31, 2011, which includes preferred stock dividends recognized until our initial public offering in 2006. Our net losses were $44.2 million, $25.5 million and $25.9 million for the years ended December 31, 2011, 2010, and 2009, respectively. We have funded our operations primarily through:

•

proceeds from the sale of equity securities, including our initial public offering in October 2006, private placements of our common stock in August 2008 and August 2010 and public offerings of our common stock in January 2010 and June 2011;

•	borrowings from debt facilities; and

•	receipts from up-front and milestone payments, as well as cost-sharing receipts, from our former collaboration partner, Gilead.

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

We expect to incur substantial and increasing losses for at least the next several years as we seek to:

•	continue clinical testing of ACH-1625, ACH-2684 and ACH-2928;

•	initiate clinical testing of ACH-3102; and

•	identify and progress additional drug candidates.

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

Financial Operations Overview

Revenue

To date, we have not generated revenue from the sale of any drugs. The majority of our revenue recognized to date has been derived from our collaboration with Gilead to develop compounds for use in treating chronic hepatitis C. During the years ended December 31, 2011, 2010 and 2009 we recognized $247,000, $180,000 and $(294,000), respectively, under this collaboration agreement.

Upon initiating the collaboration with Gilead in 2004, we received a payment of $10.0 million, which included an equity investment by Gilead determined to be worth approximately $2.0 million. The remaining $8.0 million is accounted for as a nonrefundable up-front fee recognized under the proportionate performance model. Revenue under the proportionate performance model is recognized as effort under the collaboration is incurred. Payments made by us to Gilead in connection with this collaboration were recognized as a reduction of revenue.

We did not recognize any revenue related to the amortization of deferred revenue during the years ended December 31, 2011, 2010 and 2009 as we were unable to accurately estimate our total performance obligations under the Gilead collaboration. Effective with the February 2012 termination of the collaboration, we will recognize the remaining $2.5 million of deferred revenue.

We have also recognized revenue under a Small Business Innovation Research, or SBIR, grant by the National Institutes of Health, or NIH, for the further study of a back-up series of compounds related to ACH-702 for the treatment of tuberculosis infection. During the year ended December 31, 2010, we recognized revenue of $300,000 under this grant.

Additionally, we recognized revenue related to the Qualifying Therapeutic Discovery Project program, or QTDP. The QTDP program was created by the United States Congress as part of the Patient Protection and Affordable Care Act and provided for reimbursement of certain costs paid or incurred during 2009 and 2010 directly related to the conduct of a Qualifying Therapeutic Discovery Project, as defined. The Department of Health and Human Services designated such projects based on the potential for them to result in new therapies to treat areas of unmet medical need, the potential to create and sustain jobs in the U.S. and to advance U.S. competitiveness. During the year ended December 31, 2010, we recognized revenue of $2.0 million related to this program.

Research and Development

Our research and development expenses reflect costs incurred for our proprietary research and development projects as well as costs for research and development projects conducted as part of collaborative arrangements. These costs consist primarily of salaries and benefits for our research and development personnel, costs of services by clinical research organizations, other outsourced research, materials used during research and development activities, facility-related costs such as rent and utilities associated with our laboratory and clinical development space and operating supplies. We expect a slight increase in research and development expenses over the next year as we continue clinical testing of ACH-1625, ACH-2684 and ACH-2928 and initiate clinical testing for ACH-3102.

All costs associated with internal research and development, and research and development services for which we have externally contracted, are expensed as incurred. The costs of obtaining patents for our candidates are expensed as incurred as indirect costs. Our research and development expenses for the years ended December 31, 2011, 2010 and 2009 were as follows:

	For the Years Ended December 31,
	2011	2010	2009
	(in thousands)
Direct external costs:
ACH-1625 (and related compounds)	$12,210	$5,679	$6,233
ACH-2684 (and related compounds)	5,764	2,115	—
ACH-2928 (and related compounds)	3,265	1,378	—
ACH-3102 (and related compounds)	2,795	—	—
Other	657	861	1,333

	24,691	10,033	7,566
Direct internal personnel costs	7,664	6,755	6,657

Sub-total direct costs	32,355	16,788	14,223
Indirect costs and overhead	3,504	3,871	4,345
Research and development tax credit	(418)	(130)	(149)

Total research and development	$35,441	$20,529	$18,419

We are currently conducting a phase IIa clinical trial of ACH-1625, phase I clinical trials of ACH-2684 and ACH-2928 and completing IND-enabling preclinical studies for ACH-3102.

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

We believe the following critical accounting policies affect management’s more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition

We recognize revenue from contract research and development and research progress payments in accordance with Accounting Standards Codification 605, or ASC 605, Revenue Recognition. Revenue-generating research and development collaborations are often multiple element arrangements, providing for a license as well as research and development services. Such arrangements are analyzed to determine whether the deliverables can be separated or whether they must be accounted for as a single unit of accounting. We recognize upfront license payments as revenue upon delivery of the license only if the license has standalone value and the fair value of the undelivered performance obligations can be determined. If the fair value of the undelivered performance obligations can be determined, such obligations would then be accounted for separately as performed. If the license is considered to either (i) not have standalone value or (ii) have standalone value but the fair value of any of the undelivered performance obligations cannot be determined, the arrangement would then be accounted for as a single unit of accounting and the upfront license payments are recognized as revenue over the estimated period of when our performance obligations are performed.

When we determine that an arrangement should be accounted for as a single unit of accounting, we must determine the period over which the performance obligations will be performed and revenue related to upfront license payments will be recognized. Revenue will be recognized using either a proportionate performance or straight-line method. We recognize revenue using the proportionate performance method provided that we can reasonably estimate the level of effort required to complete our performance obligations under an arrangement and such performance obligations are provided on a best-efforts basis. Under the proportionate performance method, periodic revenue related to up-front license payments is recognized as the percentage of actual effort expended in that period to total effort expected for all of our performance obligations under the arrangement. Actual effort is generally determined based upon actual direct labor hours or FTEs incurred and include research and development activities performed by internal scientists. Total expected effort is generally based upon the total projected direct labor hours. Significant management judgment is required in determining the level of effort required under an arrangement and the period over which we expect to complete the related performance obligations. In the event that a change in estimate occurs, the change will be accounted for using the cumulative catch-up method which provides for an adjustment to revenue in the current period. Estimates of our level of effort may change in the future, resulting in a material change in the amount of revenue recognized in future periods, including negative revenue in some periods. Generally under collaboration arrangements, payments received during the period of performance may include up-front payments, time-or performance-based milestones and reimbursement of internal and external costs. The proportion of actual performance to total expected performance is applied to these payments in determining periodic revenue, but will be limited by the aggregate cash received or receivable to date.

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

Due to our limited exercise history and the period of time that our shares have been publicly traded, we utilize the simplified method in developing an estimate of the expected term of “plain vanilla” share options. Additionally, we use a weighted average rate of historical and peer group volatility. Actual volatility from the end of our initial public offering lock-up period to the end of the current period is weighted as a percentage of actual time to the 6.1 year term determined under the simplified method. We are also required to estimate forfeitures at the grant date and recognize compensation costs for only those awards that are expected to vest.

If factors change and we employ different assumptions in future periods, or if we experience significant fluctuations in our stock price, the compensation expense that we record may differ significantly from what we have recorded in the current period. Therefore, we believe it is important for investors to be aware of the degree of subjectivity involved when using option pricing models to estimate share-based compensation. There is risk that our estimates of the fair values of our share-based compensation awards on the grant dates may differ from the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Certain share-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that is significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. Although the fair value of employee share-based awards is determined using an option pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

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

We do not have any unrecognized tax benefits as of December 31, 2011. We review all tax positions to ensure the tax treatment selected is sustainable based on its technical merits and that the position would be sustained if challenged.

Results of Operations

Results of operations may vary from period to period depending on numerous factors, including the progress of our research and development projects, technological advances and determinations as to the commercial potential of proposed products, the timing of payments received under existing or future strategic alliances, joint ventures or financings, if any.

Revenues:

Our sources of revenue during the years ended December 31, 2011, 2010 and 2009 are shown below. During the year ended December 31, 2010, in addition to revenue under our Gilead collaboration, we recognized revenue under a SBIR grant and the QTDP program.

	For the Years Ended			Change
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
	(in thousands)
Gilead collaboration revenue	$247	$180	$(294)	$67	$474
QTDP revenue	—	1,956	—	(1,956)	1,956
SBIR revenue	—	300	—	(300)	300

Total revenue	$247	$2,436	$(294)	$(2,189)	$2,730

We did not recognize any revenue related to the amortization of deferred revenue during the years ended December 31, 2011, 2010 and 2009 as we were unable to accurately estimate our total performance obligations under the Gilead collaboration. Effective with the February 2012 termination, we will recognize the remaining $2.5 million of deferred revenue.

Comparison of the Years Ended December 31, 2011 and 2010

The increase in collaboration revenue in 2011 is due to increased intellectual property costs related to our NS4A antagonist. These costs were incurred by us and are shared with Gilead. Reimbursement of costs under our collaboration with Gilead is recorded as revenue.

During 2010, we recognized $300,000 in grant revenue under a SBIR grant for the further study of a back-up series of compounds related to ACH-702 for the treatment of tuberculosis infection. We also recognized $2.0 million in grant revenue related to the QTDP program which provided for reimbursement of certain costs paid or incurred during 2009 and 2010 directly related to the conduct of a Qualifying Therapeutic Discovery Project. No revenue related to these grants was recognized in 2009 or 2011.

Comparison of the Years Ended December 31, 2010 and 2009

The increase in collaboration revenue in 2010 is due to lower external costs incurred by Gilead under our collaboration, which are shared by us and recorded as a reduction in revenue. Additionally, because we were unable to estimate our future performance obligations under our collaboration with Gilead, we did not recognize revenue related to upfront, milestone and FTE payments previously received.

During 2010, we recognized $300,000 in grant revenue under a SBIR, grant for the further study of a back-up series of compounds related to ACH-702 for the treatment of tuberculosis infection. We also recognized $2.0 million in grant revenue related to the QTDP program.

Research and Development Expenses:

Our research and development expenses consist primarily of salaries and benefits for our research and development personnel, costs of services by clinical research organizations, other outsourced research, materials used during research and development activities, facility-related costs such as rent and utilities associated with our laboratory and clinical development space, operating supplies and other costs associated with our research and development activities. Research and development expenses consisted of the following:

	For the Years Ended			Change
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
	(in thousands)
Personnel costs	$6,511	$5,970	$5,904	$541	$66
Stock based compensation	1,153	785	754	368	31
Outsourced research and supplies	24,039	10,033	7,767	14,006	2,266
Professional and consulting fees	2,164	1,588	1,370	576	218
Facilities costs	1,856	2,075	2,624	(219)	(549)
Travel and other costs	136	208	149	(72)	59
Research and development tax credit	(418)	(130)	(149)	(288)	19

Total	$35,441	$20,529	$18,419	$14,912	$2,110

Comparison of the Years Ended December 31, 2011 and 2010

The increase in research and development expenses from 2010 to 2011 was primarily the result of increased expenses related to clinical testing and manufacturing of ACH-1625, ACH-2684 and ACH-2928, combined with increased preclinical costs primarily related to ACH-3102.

We expect a slight increase in research and development expenses over the next year as we continue clinical testing of ACH-1625, ACH-2684 and ACH-2928 and initiate clinical testing for ACH-3102.

Comparison of the Years Ended December 31, 2010 and 2009

The increase in research and development expenses from 2009 to 2010 was primarily the result of increased expenses related to clinical testing of ACH-1625, combined with increased preclinical costs for ACH-2684 and ACH-2928. These increases were partially offset by decreased preclinical costs related to ACH-1625 and ACH-1095 and decreased facilities costs related to our reduction of leased laboratory and office space.

General and Administrative Expenses:

General and administrative expenses consist primarily of salaries and benefits for management and administrative personnel, professional and consulting fees for legal, business development, accounting and other services, travel costs and facility-related costs such as rent, utilities and other general office expenses. General and administrative expenses consisted of the following:

	For the Years Ended			Change
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
	(in thousands)
Personnel costs	$3,110	$2,650	$2,345	$460	$305
Stock based compensation	1,836	1,478	1,186	358	292
Professional and consulting fees	2,219	1,429	1,247	790	182
Facilities costs	975	988	1,269	(13)	(281)
Travel and other costs	1,013	660	506	353	154

Total	$9,153	$7,205	$6,553	$1,948	$652

Comparison of the Years Ended December 31, 2011 and 2010

The increase in general and administrative expenses from 2010 to 2011 was primarily due to an increase in professional and consulting fees including business development consulting fees and directors’ compensation. Additionally, corporate legal fees, salaries, non-cash charges related to stock based compensation, corporate taxes and general corporate fees also increased.

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

Restructuring Charges:

During the year ended December 31, 2009, we incurred restructuring charges of $274,000. These charges consisted primarily of employee severance payments and outplacement services resulting from the implementation of our restructuring plan in July 2009 which reduced employee headcount by approximately 25%. There were no restructuring related costs incurred during the years ended December 31, 2010 and 2011.

Other Income and Expense:

Comparison of the Years Ended December 31, 2011 and 2010

Interest income was $186,000 and $101,000 for the years ended December 31, 2011 and 2010, respectively. The $85,000 increase from 2010 to 2011 was primarily due to increased average cash balances.

Interest expense was $45,000 and $284,000 for the years ended December 31, 2011 and 2010, respectively. The decrease of $239,000 was primarily due to lower average debt balances outstanding in 2011.

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

Liquidity and Capital Resources

Since our inception in August 1998, we have financed our operations primarily through the issuance of stock, borrowings under debt facilities, as well as through receipts from our collaboration with Gilead. Through December 31, 2011, we have received approximately $332.2 million in aggregate gross proceeds from stock issuances, including convertible preferred stock, our initial public offering, our 2008 and 2010 private placements and our 2010 and 2011 public offerings, $19.5 million from our collaboration with Gilead and approximately $22.6 million under debt facilities. As of December 31, 2011, amounts remain outstanding under the following debt facility:

Lender	Date	Interest Rate (per annum)	Principal Amount	Outstanding Balance	Maturity Date
Webster Bank	June 2011	6.97%	$437,959	$370,022	June 2014

We had $79.9 million, $55.2 million and $9.7 million in aggregate cash, cash equivalents and marketable securities as of December 31, 2011, 2010 and 2009, respectively.

In June 2011, we issued 11,040,000 shares of our common stock at a price of $5.90 per share in an underwritten public offering, including the exercise of the underwriter’s exercise of an over-allotment option. We received net proceeds of $60.9 million, after deducting offering related expenses and underwriting discounts from this offering.

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

Cash used in operating activities was $35.6 million for the year ended December 31, 2011 and was primarily attributable to our $44.2 million net loss, primarily offset by $3.8 million in non-cash charges related to depreciation, amortization and non-cash interest and stock based compensation, a $2.1 million increase in accounts payable and a $1.9 million increase in accrued expenses. Cash used in operating activities was $23.9 million for the year ended December 31, 2010 and was primarily attributable to our $25.5 million net loss, a $1.3 million increase in prepaid expenses and a $500,000 decrease in accrued expenses, partially offset by $2.9 million in non-cash charges related to depreciation, amortization and non-cash interest and stock based compensation. Cash used in operating activities was $22.3 million for the year ended December 31, 2009 and was primarily attributable to our $25.9 million net loss, offset by $3.0 million in non-cash charges related to depreciation, amortization and non-cash interest and stock based compensation.

Cash used in investing activities was $35.2 million for the year ended December 31, 2011 and was primarily attributable to purchases of marketable securities partially offset by maturities of marketable securities. Cash used in investing activities was $30.3 million for the year ended December 31, 2010 and was primarily attributable to purchases of marketable securities partially offset by maturities of marketable securities. Cash provided by investing activities was $24.1 million for the year ended December 31, 2009 and was primarily attributable to maturities of marketable securities partially offset by purchases of marketable securities.

Cash provided by financing activities was $61.5 million for the year ended December 31, 2011 and was primarily attributable to $60.9 million in net proceeds from our public offering in June 2011, partially offset by $0.5 million used for repayments of debt. Cash provided by financing activities was $69.9 million for the year ended December 31, 2010 and was primarily attributable to $72.6 million in net proceeds from our public and private offerings, partially offset by $2.9 million used for repayments of debt. Cash used in financing activities was $3.1 million for the year ended December 31, 2009 and was primarily attributable to $3.0 million used for repayments of debt.

We expect to incur continuing and increasing losses from operations for at least the next several years as we seek to:

•	continue clinical testing of ACH-1625, ACH-2684 and ACH-2928;

•	initiate clinical testing of ACH-3102; and

•	identify and progress additional drug candidates.

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

We believe that our existing cash and cash equivalents will be sufficient to meet our projected operating requirements through at least December 31, 2012. However, our funding resources and requirements may change and will depend upon numerous factors, including but not limited to:

•	the costs involved in the clinical development, manufacturing and formulation of ACH-1625, ACH-2684, ACH-2928 and ACH-3102;

•	our ability to, and our choice whether to, enter into corporate collaborations for our HCV candidates and the terms and success of these collaborations;

•	the costs involved in obtaining regulatory approvals for our drug candidates;

•	the scope, prioritization and number of programs we pursue;

•	the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent and other intellectual property claims;

•	our ability to raise incremental debt or equity capital, including any changes in the credit market that may impact our ability to obtain capital in the future;

•	any partnership opportunities that may arise for elvucitabine, ACH-702 or ACH-2881 that we determine to pursue;

•	our acquisition and development of new technologies and drug candidates; and

•	competing technological and market developments currently unknown to us.

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

Off-Balance Sheet Arrangements, Contractual Obligations and Commitments

The following table sets forth a summary of our commitments as of December 31, 2011:

	Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Debt, including interest	$370	$141	$229	$—	$—
Operating lease obligations	3,302	598	1,236	1,300	168
Clinical research obligations	14,559	13,942	577	40	—
Research obligations and licenses	575	115	230	230	—
Other professional obligations	584	584	—	—	—
Other license and research development agreements	1,250	—	100	—	1,150

Total	$20,640	$15,380	$2,372	$1,570	$1,318

Other professional obligations consist mainly of general and administrative consulting obligations. Other license and research development agreements consists of potential payments due to Yale University and Emory University upon the achievement of specified development milestones for elvucitabine.

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

As of December 31, 2011, Clarus is the beneficial owner of approximately 17% of our total issued and outstanding shares.

Nicole Vitullo

In connection with Domain Associates, LLC’s (“Domain”) agreement to invest in Achillion, the Board of Directors of the Company elected Nicole Vitullo of Domain as a Class II member of the Board of Directors on September 30, 2010 to serve until her successor is duly elected and qualified. Ms. Vitullo is a partner at Domain. In August 2010, Domain purchased 8,032,129 shares of common stock and warrants to purchase 2,811,245 shares of common stock for an aggregate purchase price of $20.4 million.

As of December 31, 2011, Domain is the beneficial owner of approximately 15% of our total issued and outstanding shares.

Recently Issued Accounting Standards

In October 2009, an update was made to ASC 605, Revenue Recognition, which provides accounting principles and application guidance on how revenue arrangements with multiple deliverables should be separated and the consideration allocated. Assuming other criteria are met, this guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition. Allocation of consideration is now based on management’s estimate of the selling price for an undelivered item where there is no other means to determine the fair value of that undelivered item. This update was effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We adopted this standard as of January 1, 2011. There was no impact to our financial statements upon adoption of this standard, as there were no new or materially modified agreements.

In June 2011, the FASB issued ASU No. 2011-05 “Comprehensive Income: Presentation of Comprehensive Income.” Under the amendment, an entity will have the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This amendment, therefore, eliminates the currently available option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendment does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. In December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive

Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). ASU 2011-12 defers changes in Update 2011-05 that relate to the presentation of reclassification adjustments. ASU 2011-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. As this guidance relates to presentation only, the adoption of this guidance will not have any other effect on our financial statements.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this assessment, management concluded that, as of December 31, 2011, our internal control over financial reporting is effective based on the criteria set forth in Internal Control—Integrated Framework issued by the COSO.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We intend to file with the Securities and Exchange Commission a definitive Proxy Statement, which we refer to herein as the Proxy Statement, not later than 120 days after the close of the fiscal year ended December 31, 2011. The information required by this item is incorporated herein by reference to the information contained under the sections captioned “Election of Class II Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” of the Proxy Statement. The information required by this item relating to executive officers is included in “Part I, Item 1—Business—Executive Officers of the Registrant” of this Annual Report on Form 10-K on page 26 and is incorporated by reference.

We have adopted a written code of business conduct and ethics, which applies to our principal executive officer, principal financial or accounting officer or person serving similar functions and all of our other employees and members of our board of directors. The text of our amended code of ethics is available on our website at www.achillion.com. We did not waive any provisions of the code of business ethics during the year ended December 31, 2011. If we amend, or grant a waiver under, our code of business ethics that applies to our principal executive officer, principal financial or accounting officer, or persons performing similar functions, we intend to post information about such amendment or waiver on our website at www.achillion.com.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 8, 2012.

ACHILLION PHARMACEUTICALS, INC.

By:	/s/ MICHAEL D. KISHBAUCH
Michael D. Kishbauch President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 8, 2012.

Signature	Title	Date

/s/ MICHAEL D. KISHBAUCH Michael D. Kishbauch	President and Chief Executive Officer and Director (Principal executive officer)	March 8, 2012

/s/ MARY KAY FENTON Mary Kay Fenton	Senior Vice President and Chief Financial Officer (Principal financial and accounting officer)	March 8, 2012

/s/ JASON FISHERMAN, M.D. Jason Fisherman, M.D.	Director	March 8, 2012

/s/ GARY E. FRASHIER Gary E. Frashier	Director	March 8, 2012

/s/ DENNIS LIOTTA Dennis Liotta	Director	March 8, 2012

/s/ DAVID SCHEER David Scheer	Chairman of the Board	March 8, 2012

/s/ NICHOLAS SIMON Nicholas Simon	Director	March 8, 2012

/s/ ROBERT VAN NOSTRAND Robert Van Nostrand	Director	March 8, 2012

/s/ NICOLE VITULLO Nicole Vitullo	Director	March 8, 2012

/s/ DAVID WRIGHT David Wright	Director	March 8, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Achillion Pharmaceuticals, Inc.

In our opinion, the accompanying balance sheets and the related statements of operations, of stockholders’ equity and comprehensive loss and of cash flows present fairly, in all material respects, the financial position of Achillion Pharmaceuticals, Inc. at December 31, 2011 and December 31, 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits (which were integrated audits in 2011 and 2009). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut

March 8th 2012

Achillion Pharmaceuticals, Inc.

Balance Sheets

(in thousands, except per share amounts)

	As of December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$16,110	$25,373
Marketable securities	37,456	29,827
Accounts and other receivables	103	246
Prepaid expenses and other current assets	1,423	2,052

Total current assets	55,092	57,498
Marketable securities	26,377	—
Fixed assets, net	994	468
Deferred financing costs	15	117
Restricted cash	152	152

Total assets	$82,630	$58,235

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,795	$2,672
Accrued expenses	4,008	2,061
Current portion of long-term debt	141	469

Total current liabilities	8,944	5,202
Deferred revenue	2,489	2,489
Long-term debt	229	—

Total liabilities	11,662	7,691

Commitments (Notes 14 and 15)
Stockholders’ Equity:
Preferred Stock, undesignated, $.01 par value; 5,000 shares authorized at December 31, 2011 and 2010; no shares issued or outstanding	—	—
Common Stock, $.001 par value; 200,000 and 100,000, respectively, shares authorized at December 31, 2011 and 2010; 69,788 and 58,376 shares issued and outstanding at December 31, 2011 and 2010, respectively	70	58
Additional paid-in capital	346,518	281,878
Accumulated deficit	(275,600)	(231,394)
Accumulated other comprehensive (loss) income	(20)	2

Total stockholders’ equity	70,968	50,544

Total liabilities and stockholders’ equity	$82,630	$58,235

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Operations

(in thousands, except per share amounts)

	Years Ended December 31,
	2011	2010	2009
Revenue	$247	$2,436	$(294)

Operating expenses
Research and development	35,441	20,529	18,419
General and administrative	9,153	7,205	6,553
Restructuring charges (Note 13)	—	—	274

Total operating expenses	44,594	27,734	25,246

Loss from operations	(44,347)	(25,298)	(25,540)
Other income (expense)
Interest income	186	101	172
Interest expense	(45)	(284)	(564)

Net loss	$(44,206)	$(25,481)	$(25,932)

Basic and diluted net loss per share attributable to common stockholders (Note 4)	$(0.69)	$(0.57)	$(0.98)

Weighted average shares used in computing basic and diluted net loss per share attributable to common stockholders	64,248	45,079	26,537

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Stockholders’ Equity and Comprehensive Loss for the Years Ended December 31, 2009, 2010 and 2011

(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2008	26,399	$26	$204,861	$(179,981)	$115	$25,021
Net loss	—	—	—	(25,932)	—	(25,932)
Unrealized income (loss) on marketable securities	—	—	—	—	(115)	(115)

Comprehensive loss	—	—	—	—	—	(26,047)
Stock compensation	—	—	1,940	—	—	1,940
Issuance of common stock upon exercise stock options	3	—	5	—	—	5
Issuance of common stock under the Employee Stock Purchase Plan	113	—	102	—	—	102
Issuance of common stock in connection with Standby Equity Distribution Agreement	191	1	—	—	—	1

Balances at December 31, 2009	26,706	$27	$206,908	$(205,913)	$—	$1,022
Net loss	—	—	—	(25,481)	—	(25,481)
Unrealized income (loss) on marketable securities	—	—	—	—	2	2

Comprehensive loss	—	—	—	—	—	(25,479)
Stock compensation	—	—	2,263	—	—	2,263
Issuance of common stock upon exercise stock options	26	—	77	—	—	77
Issuance of common stock under the Employee Stock Purchase Plan	53	—	99	—	—	99
Issuance of common stock and warrants in connection with the public offering and private placement, net of issuance costs	31,591	31	72,531	—	—	72,562

Balances at December 31, 2010	58,376	$58	$281,878	$(231,394)	$2	$50,544
Net loss	—	—	—	(44,206)	—	(44,206)
Unrealized income (loss) on marketable securities	—	—	—	—	(22)	(22)

Comprehensive loss	—	—	—	—	—	(44,228)
Stock compensation	—	—	2,989	—	—	2,989
Issuance of common stock upon exercise of warrants	8	—	—	—	—	—
Issuance of common stock upon exercise of stock options	320	1	569	—	—	570
Issuance of common stock under the Employee Stock Purchase Plan	44	—	146	—	—	146
Issuance of common stock in connection with the public offering, net of issuance costs	11,040	11	60,936	—	—	60,947

Balances at December 31, 2011	69,788	$70	$346,518	$(275,600)	$(20)	$70,968

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities
Net loss	$(44,206)	$(25,481)	$(25,932)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	327	615	987
Noncash stock-based compensation	2,989	2,263	1,940
Noncash interest expense	9	52	70
(Gain) loss on disposal/trade-in of equipment	(111)	6	—
Amortization of premium (discount) on securities	478	325	125
Changes in operating assets and liabilities:
Accounts and other receivables	143	(181)	(65)
Prepaid expenses and other current assets	739	(1,348)	490
Accounts payable	2,123	395	(267)
Accrued expenses	1,947	(537)	338

Net cash used in operating activities	(35,562)	(23,891)	(22,314)

Cash flows from investing activities
Purchase of fixed assets	(732)	(169)	(42)
Release of restriction on cash	—	—	53
Purchase of available for sale marketable securities	(80,280)	(39,700)	(7,339)
Maturities of marketable securities	45,774	9,550	31,396

Net cash (used in) provided by investing activities	(35,238)	(30,319)	24,068

Cash flows from financing activities
Proceeds from issuance of common stock and warrants in connection with the public offering and private placement, net of issuance costs	60,947	72,562	—
Proceeds from exercise of stock options	570	77	6
Proceeds from sale of stock under the Employee Stock Purchase Plan	146	99	102
Borrowings of debt	438	—	—
Repayments of debt	(546)	(2,867)	(3,035)
Payment of deferred financing costs	(18)	—	(175)

Net cash provided by (used in) financing activities	61,537	69,871	(3,102)

Net increase (decrease) in cash and cash equivalents	(9,263)	15,661	(1,348)
Cash and cash equivalents, beginning of period	25,373	9,712	11,060

Cash and cash equivalents, end of period	$16,110	$25,373	$9,712

Supplemental disclosure of cash flow information
Cash paid for interest	$33	$207	$468
Supplemental disclosure of noncash financing activities
Cashless exercise of warrants	$43	$—	$—
Issuance of common stock for Standby Equity Distribution Agreement commitment fee	$—	$—	$300

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

The Company incurred losses of $261,738 from inception through December 31, 2011 and had an accumulated deficit of $275,600 at December 31, 2011, which includes preferred stock dividends recognized until the Company’s initial public offering in 2006. The Company has funded its operations primarily through the sale of equity securities, borrowings from debt facilities and the receipt of milestone and cost-sharing receipts from a collaboration partner, Gilead Sciences, Inc. (“Gilead”).

The Company believes that its existing cash, cash equivalents and marketable securities will be sufficient to support its current operating plan through at least December 31, 2012. However, the Company’s operating plan may change as a result of many factors, including but not limited to:

•	the costs involved in the clinical development, manufacturing and formulation of ACH-1625, ACH-2684, ACH-2928 and ACH-3102;

•	the Company’s ability to, and choice whether to, enter into corporate collaborations for its HCV candidates and the terms and success of these collaborations, if any;

•	any partnership opportunities that may arise for ACH-702 or ACH-2881 that the Company determines to pursue; and

•	the Company’s ability to raise incremental debt or equity capital, including any changes in the credit market that may impact its ability to obtain capital in the future.

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

Reimbursement of costs is recognized as revenue provided the amounts are determinable and collection of the related receivable is reasonably assured. Under the Company’s collaboration arrangement with Gilead, amounts owed to Gilead for external costs were treated as contra revenue as the Company concluded that it does not receive a separate identifiable benefit.

During the years ended December 31, 2011, 2010 and 2009, the Company did not recognize any revenue from upfront, milestone and FTE fees previously received under the Gilead collaboration as the Company could not accurately estimate its future obligations under the collaboration. In February 2012, the Company will recognize the remaining deferred revenue balance relating to upfront, milestone and FTE payments received under the collaboration coincident with the termination of the agreement.

The Company recognizes grant revenue when the following criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. For the year ended December 31, 2010, the Company’s grant revenue consisted of amounts related to a Small Business Innovation Research, or SBIR, grant by the National Institutes of Health and revenue related to the Qualifying Therapeutic Discovery Project program, or QTDP. The SBIR grant was for the further study of a back-up series of compounds related to ACH-702 for the treatment of tuberculosis infection. The QTDP program was created by the United States Congress as part of the Patient Protection and Affordable Care Act and provided for reimbursement of certain costs paid or incurred during 2009 and 2010 directly related to the conduct of a Qualifying Therapeutic Discovery Project, as defined. The Department of Health and Human Services designated such projects based on the potential for them to result in new therapies to treat areas of unmet medical need, the potential to create and sustain jobs in the U.S. and to advance U.S. competitiveness. No grant revenue was recognized during the years ended December 31, 2011 or 2009.

Stock-Based Compensation—Employee Stock-Based Awards

The Company applies the provisions of ASC 718, Stock Compensation, which requires measurement and recognition of compensation expense for all stock-based awards made to employees and directors, including employee stock options and employee stock purchases under the Company’s 2006 ESPP Plan based on estimated fair values.

The Company primarily grants qualified stock options for a fixed number of shares to employees with an exercise price equal to the market value of the shares at the date of grant. To the extent that the amount of the aggregate fair market value of qualified stock options that become exercisable for an individual exceeds $100,000 during any tax year, those stock options are treated as non-qualified stock options. Under the fair value recognition provisions, stock-based compensation cost is based on the fair value of the portion of stock-based awards that is ultimately expected to vest. Stock-based compensation expense recognized during the year ended December 31, 2009 includes compensation expense for stock-based awards granted prior to, but not yet vested as of December 31, 2005, as well as amounts related to the stock-based awards granted subsequent to December 31, 2005, based on the fair value on the grant date.

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

Due to the Company’s limited exercise history, the Company utilizes the simplified method in developing an estimate of the expected term of “plain vanilla” share options. Additionally, the Company uses a weighted average rate of historical and peer group volatility. The Company’s actual volatility from the end of its initial public offering lock-up period to the end of the current period is weighted as a percentage of actual time to the 6.1 year term determined under the simplified method. The Company is also required to estimate forfeitures at the grant date and recognize compensation costs for only those awards that are expected to vest.

If factors change and the Company employs different assumptions in future periods, or if the Company experiences significant fluctuations in its stock price, the compensation expense that it records may differ significantly from what the Company has recorded in the current period. Therefore, the Company believes it is important for investors to be aware of the degree of subjectivity involved when using option pricing models to estimate share-based compensation. There is risk that the Company’s estimates of the fair values of its share-based compensation awards on the grant dates may differ from the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Certain share-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in the Company’s financial statements. Alternatively, value may be realized from these instruments that is significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. Although the fair value of employee share-based awards is determined using an option pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents are stated at cost, which approximates fair value, and include short-term, highly-liquid investments with original maturities of less than three months. The Company also holds certificates of deposit, which collateralize the Company’s facility lease which are classified as restricted cash in the accompanying balance sheets. The restricted cash will be released from restriction in 2017. At December 31, 2011, the Company had $5,460 of cash and $10,650 of cash equivalents.

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

Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; or

Level 3: Unobservable inputs.

The fair value of the Company’s securities of $63,833 as of December 31, 2011 was valued based on level 2 inputs. The Company’s investments consist mainly of U.S government and agency securities, government sponsored bond obligations and certain other corporate debt securities. Fair value is determined based upon quoted market prices; however, due to lack of sufficiency of transactions and trading volume, the Company has assessed these as level 2 within the fair value hierarchy of ASC 820. The Company classifies its entire investment portfolio as available for sale in accordance with ASC 320, Debt and Equity Securities.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash, cash equivalents, accounts receivable, and accounts payable are carried at cost, which approximates their fair value because of the short-term maturity of these instruments.

The Company believes that the carrying value of its debt balance outstanding approximates fair value due to the short term nature.

Concentration of Risk

Concentration of credit risk exists with respect to cash and cash equivalents, accounts receivable, and investments. The Company maintains its cash and cash equivalents and investments with high quality financial institutions. At times, amounts may exceed federally insured deposit limits.

For the years ended December 31, 2011, 2010 and 2009, 100%, 7% and 100%, respectively, of the Company’s revenue was generated from an agreement with one collaboration partner. At December 31, 2011, 2010 and 2009, 60%, 7% and 100%, respectively, of accounts receivable was due from the same collaboration partner.

Fixed Assets

Property and equipment are recorded at cost and are depreciated and amortized over the shorter of their remaining lease term or their estimated useful lives on a straight-line basis as follows:

Laboratory equipment	4-7 years
Office equipment	3-5 years
Leasehold improvements	Lesser of life of improvement or lease term

Expenditures for maintenance and repairs, which do not improve or extend the useful lives of the respective assets, are expensed as incurred. When assets are sold or retired, the related cost and accumulated depreciation are removed from their respective accounts and any resulting gain or loss is included in income (loss) from operations.

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

Comprehensive Loss

The Company reports and presents comprehensive loss in accordance with ASC 220, Comprehensive Income, which establishes standards for reporting and display of comprehensive loss and its components in a full set of general purpose financial statements. The objective of the statement is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners (comprehensive loss). The Company’s other comprehensive income (loss) arises from net unrealized gains or losses on marketable securities.

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

The Company did not have any unrecognized tax benefits as of December 31, 2011. The Company reviews all tax positions to ensure the tax treatment selected is sustainable based on its technical merits and that the position would be sustained if challenged.

Segment Information

The Company is engaged solely in the discovery and development of innovative anti-infective drug therapies. Accordingly, the Company has determined that it operates in one operating segment.

Accounting Standards Updates

In October 2009, an update was made to the Accounting Standards Codification (“ASC”) 605, Revenue Recognition, which provides accounting principles and application guidance on how revenue arrangements with multiple deliverables should be separated and the consideration allocated. Assuming other criteria are met, this guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition. Allocation of consideration is now based on management’s estimate of the selling price for an undelivered item where there is no other means to determine the fair value of that undelivered item. This update was effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company adopted this guidance as of January 1, 2011. There was no impact to the Company’s financial statements upon adoption of this standard as there were no new or materially modified agreements.

In June 2011, the FASB issued ASU No. 2011-05 “Comprehensive Income: Presentation of Comprehensive Income.” Under the amendment, an entity will have the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This amendment, therefore, eliminates the currently available option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendment does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. In December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). ASU 2011-12 defers changes in Update 2011-05 that relate to the presentation of reclassification adjustments. ASU 2011-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. As this guidance relates to presentation only, the adoption of this guidance will not have any other effect on the Company’s financial statements.

3. Financing Activities

Public Offerings

In June 2011, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Merrill Lynch, Pierce, Fenner & Smith Incorporated and Leerink Swann LLC, as underwriters (the “Underwriters”) related to a public offering of shares of the Company’s common stock, par value $.001 per share, at a price of $5.90 per share less underwriting discounts and commissions (the “Offering”). The Company issued and sold an aggregate of 11,040 shares of common stock in connection with the Offering and the exercise of the over-allotment option that was granted to the underwriters in the Underwriting Agreement. The Offering resulted in net proceeds to the Company of $60,947, after deducting offering related expenses and underwriting discounts. The Company intends to use the net proceeds to continue clinical testing of ACH-1625, ACH-2684 and ACH-2928, to initiate clinical testing of ACH-3102 and for general corporate expenses.

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

Private Placements

In August 2010, the Company issued 19,775 shares of the Company’s common stock at a price of $2.49 per share, as well as warrants to purchase 0.35 shares of common stock for each share issued (the “Common Warrants”) of common stock underlying each Common Warrant in a private placement to institutional and other accredited investors (the “Private Placement”). The Common Warrants, which represent the right to acquire an aggregate of 6,921 shares of common stock, expire on August 20, 2017, and are exercisable at a price of $3.1125 per share. The warrants allow for a net share settlement. The Private Placement resulted in net proceeds to the Company of $49,934. The fees associated with issuing the shares in the private placement were $171 and were recorded as a reduction of additional paid-in capital.

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

4. Earnings (Loss) Per Share (“EPS”)

Basic EPS is calculated in accordance with ASC 260, Earnings Per Share, by dividing net income or loss attributable to common stockholders by the weighted average common stock outstanding. Diluted EPS is calculated by adjusting weighted average common shares outstanding for the dilutive effect of common stock options and warrants. In periods in which a net loss is recorded, no effect is given to potentially dilutive securities, since the effect would be antidilutive. Securities that could potentially dilute basic EPS in the future were not included in the computation of diluted EPS because to do so would have been antidilutive. Potentially dilutive securities were as follows for the years ended December 31, 2011, 2010 and 2009 (prior to consideration of the treasury stock method):

	Years Ended December 31,
	2011	2010	2009
Options	6,610	5,860	3,320
Warrants	9,650	9,677	2,785

Total potentially dilutive securities outstanding	16,260	15,537	6,105

5. Collaboration Arrangements

Gilead Sciences, Inc.

In November 2004, the Company entered into a research collaboration and license agreement with Gilead Sciences, Inc. pursuant to which the Company agreed to collaborate exclusively with Gilead throughout the world to develop and commercialize compounds for the treatment of chronic hepatitis C, or HCV, that inhibit HCV replication through a novel mechanism of action targeting the HCV NS4A protein.

The Company received $10,000 from Gilead upon the execution of the license agreement, of which $2,000 was allocated to the fair value of the preferred stock purchased. The remaining $8,000 of the non-refundable up-front license fee, as well as a $2,000 milestone achieved during the period prior to achievement of proof-of-concept, are being accounted for under the proportionate performance model.

Due to certain provisions contained within the Gilead Arrangement relating to services to be performed on both the primary and back-up compounds, as defined, the non-refundable up-front license fee of $8,000, as well as a $2,000 milestone achieved during the period prior to achievement of proof-of-concept (the “Research Period”), were accounted for under the proportionate performance model.

During the years ended December 31, 2011, 2010 and 2009, the Company did not recognize revenue from upfront, milestone and FTE fees previously received under the collaboration. In the February 2012, the Company will recognize the remaining deferred revenue balance relating to upfront, milestone and FTE payments received under the collaboration coincident with the termination of the agreement.

During the years ended December 31, 2011, 2010 and 2009, the Company recognized cost-sharing revenue of $247, $180 and $(294), respectively, of external costs billed by the Company to Gilead, net of Gilead billings to the Company of $0, $0 and $523 for the years ended December 31, 2011, 2010 and 2009, respectively. Payments to Gilead under this collaboration are recognized as a reduction in revenue. External costs incurred by Gilead exceeded amounts incurred by the Company for the year ended December 31, 2009, resulting in the recognition of negative revenue for the year ended December 31, 2009.

Included in the accompanying balance sheets as of December 31, 2011 and 2010 are $62 and $18 respectively, of accounts receivable resulting from this collaboration agreement and $2,489 and $2,489, respectively, of deferred revenue resulting from the up-front fee, a milestone payment and FTE costs.

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

6. Marketable Securities

The fair value of the Company’s marketable securities of $63,833 and $29,827 as of December 31, 2011 and 2010, respectively, is valued based on level 2 inputs. The Company’s investments consist mainly of U.S. government and agency securities, government sponsored bond obligations and certain other corporate debt securities. Fair value is determined based upon quoted market prices; however, due to lack of sufficiency of transactions and trading volume, the Company has assessed these as level 2 within the fair value hierarchy of ASC 820. There were no transfers between levels within the hierarchy during the year ended December 31, 2011. The Company classifies its entire investment portfolio as available for sale as defined in ASC 320, Debt and Equity Securities. Securities are carried at fair value with the unrealized gains (losses) reported as a separate component of stockholders’ equity.

The unrealized (loss) gain from marketable securities was $(20) and $2 at December 31, 2011 and 2010, respectively.

As of December 31, 2011, none of the Company’s investments were determined to be other than temporarily impaired.

The following table summarizes the Company’s investments:

	As of December 31,
	2011			2010
	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value
Commercial Paper	$19,488	$11	$19,499	$17,482	$9	$17,491
Corporate Debt Securities	12,866	(18)	12,848	12,343	(7)	12,336
Government and Agency Securities	28,499	(13)	28,486	—	—	—
Certificate of Deposit	3,000	—	3,000	—	—	—

Total	$63,853	$(20)	$63,833	$29,825	$2	$29,827

The following additional table summarizes, by industry, the fair value of investments:

	As of December 31,
	2011	2010
Government	$34,989	$1,249
Banking	21,070	12,323
Non-financial	7,774	16,255

Total	$63,833	$29,827

7. Prepaid Expenses and Other Current Assets

A summary of prepaid expenses and other current assets is as follows:

	As of December 31,
	2011	2010
Prepaid research and development costs	$343	$1,250
Tax credit receivable	420	130
Maintenance agreements	159	218
Interest receivable	260	288
Prepaid insurance	31	60
Prepayment of equipment	159	—
Other prepaid expenses	51	106

Total	$1,423	$2,052

8. Fixed Assets, net

A summary of property and equipment is as follows:

	As of December 31,
	2011	2010
Laboratory equipment	$2,907	$2,883
Office equipment	658	588
Leasehold improvements	2,919	2,898

	6,484	6,369
Less—accumulated depreciation and amortization	(5,490)	(5,901)

Total	$994	$468

Depreciation expense was $317, $571 and $936 for the years ended December 31, 2011, 2010 and 2009, respectively.

9. Accrued Expenses

Accrued expenses consist of the following:

	As of December 31,
	2011	2010
Accrued compensation	$1,169	$978
Accrued research and development expenses	2,341	676
Accrued professional expenses	281	317
Other accrued expenses	217	90

Total	$4,008	$2,061

Accrued research and development expenses are comprised of amounts owed to third-party contract research organizations or CROs, clinical investigators, laboratories and data managers for research and development work performed on behalf of the Company.

10. Debt

Debt consists of the following:

	As of December 31,
	2011	2010
2011 Credit Facility, payable in equal monthly installments through June 2014, with fixed interest of 6.79%	$370	$—
2008 Credit Facility, payable in monthly installments as notes mature through March 2011, with interest of 9.97% to 11.58% per annum	—	469

Total long-term debt	370	469
Less: current portion	(141)	(469)

Total long-term debt, net of current portion	$229	$—

In March 2011, the Company entered into a Master Security Agreement for a $2,000 Capital Expenditure Line of Credit, (“the 2011 Credit Facility”) with Webster Bank. Under the 2011 Credit Facility, the Company may draw down equipment loan advances for the purchase of new laboratory equipment through March 2012. The purchased equipment serves as collateral for the 2011 Credit Facility. Through December 31, 2011, the Company had drawn down $438 under the 2011 Credit Facility.

In February 2008, the Company entered into a credit facility with GE Capital Corporation and Oxford Finance Corporation, (“the 2008 Credit Facility”). The 2008 Credit Facility provided an incremental $5,000 to fund the Company’s working capital needs and was collateralized by substantially all of the Company’s tangible assets. In connection with the 2008 Credit Facility, the Company issued warrants to purchase 43 shares of common stock at an exercise price of $4.68 per share. The fair value of the warrants at the date of issuance was estimated to be $155, utilizing the Black Scholes method, and was recorded as a debt discount. This amount was amortized as interest expense over the term of the loan.

The Company believes that the carrying value of its debt balance outstanding approximates fair value due to the short term nature.

11. Capital Structure

Preferred Stock

At December 31, 2011, the Company had 5,000 authorized shares of undesignated preferred stock of which no shares were issued and outstanding.

Common Stock

At December 31, 2011, the Company had 200,000 authorized shares of $0.001 par value common stock. As of December 31, 2011 there were 16,582 shares reserved for future exercise of outstanding stock options, warrants and shares available for issuance under the Company’s 2006 Stock Incentive Plan and 2006 Employee Stock Purchase Plan.

In June 2011, the stockholders of the Company approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the Company’s authorized shares of common stock from 100,000,000 to 200,000,000.

Warrants

At December 31, 2011, there were 9,650 warrants outstanding with a weighted average exercise price of $3.25.

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

2006 Stock Incentive Plan

The Company’s 2006 Stock Incentive Plan, or the 2006 Plan, was adopted by the Company’s board of directors in May 2006, amended by its board of directors in September 2006, approved by its stockholders in September 2006 and became effective in October 2006, upon the closing of the Company’s initial public offering. The Company originally reserved for issuance 750 shares of common stock under the 2006 Plan. In addition, the Plan contained an “evergreen” provision, which allowed for an annual increase in the number of shares available for issuance under the Plan on the first day of each fiscal year during the period beginning on the first day of fiscal year 2007 and ending on the second day of fiscal year 2010. Under the evergreen provision, the Company registered an additional 2,673 shares of common stock to be issued under the 2006 Plan.

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

Options granted under the Company’s 1998 Stock Option Plan and 2006 Stock Incentive Plan (the “Plans”), are exercisable for a period determined by the Company, but in no event longer than ten years from the date of the grant. Options generally vest ratably over four years.

As of December 31, 2011, there were 100 shares available to be granted under the 2006 Plan.

A summary of the status of the Company’s stock option activity for the year ended December 31, 2011 is presented in the table and narrative below:

	2011
	Options	Weighted Average Exercise Price
Outstanding at January 1, 2011	5,860	$3.67
Granted	1,084	7.55
Exercised	(320)	1.78
Forfeited/Cancelled	(14)	2.41

Outstanding at December 31, 2011	6,610	$4.40

Options exercisable at December 31, 2011	3,230	$4.45

Options vested and expected to vest at December 31, 2011	6,403	$4.44

The following table summarizes information about stock options outstanding at December 31, 2011:

	Options Outstanding			Options Vested
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Vested	Weighted Average Exercise Price
$0.00 – $2.00	1,023	5.8	$1.17	807	$1.21
$2.01 – $4.00	3,461	8.4	3.17	1,337	3.24
$4.01 – $6.00	686	6.0	5.04	661	5.01
$6.01 – $8.00	1,090	9.8	7.59	75	7.50
$12.01 – $14.00	2	4.8	14.00	2	14.00
$14.01 – $16.00	344	4.9	14.75	344	14.75
$18.01 – $20.00	4	5.1	19.00	4	19.00

	6,610	7.8	$4.40	3,230	$4.45

As of December 31, 2011, the intrinsic value of the options outstanding and options vested was $23,818 and $12,758, respectively. The intrinsic value for stock options is calculated based on the difference between the exercise prices of the underlying awards and the quoted stock price of the Company’s common stock as of the reporting date.

The total intrinsic value of stock options exercised for the years ended December 31, 2011, 2010 and 2009 was $1,721, $2 and $1, respectively.

The weighted-average grant-date fair value of options granted during the years ended December 31, 2011, 2010 and 2009 was $5.40, $2.25 and $2.08, respectively. The weighted-average grant-date fair value of options vested at December 31, 2011 and 2010 was $3.35 and $3.66, respectively.

The weighted average remaining contractual life is 6.6 years for options exercisable and 7.8 years for options vested and expected to vest.

Stock Based Compensation

Under the provisions of ASC 718, stock-based compensation cost is based on the fair value of the portion of stock-based awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized during the year ended December 31, 2009 includes compensation expense for stock-based awards granted prior to, but not yet vested as of December 31, 2005, based on the fair value on the grant date and compensation expense for the stock-based awards granted subsequent to December 31, 2005.

The Company utilizes the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of assumptions which determine the fair value of the stock-based awards. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected term of stock options, the expected volatility of our stock and expected dividends. The Company is also required to estimate forfeitures at the grant date and recognize compensation costs for only those awards that are expected to vest. Judgment is required in estimating the amount of stock-based awards that are expected to be forfeited. In addition, due to the Company’s limited exercise history, the Company utilizes the simplified method in developing an estimate of expected term of “plain vanilla” options.

The assumptions used to value options granted are as follows:

	For the Years Ended December 31,
	2011	2010	2009
Expected term of option	5.0 - 6.1 years	5.0 - 6.1 years	6.1 years
Expected volatility	87% - 88%	86% - 87%	79% - 82%
Risk free interest rate	1.09 - 2.57%	1.59 - 2.92%	1.97 - 3.04%
Expected dividend yield	0%	0%	0%

Total compensation expense recorded in the accompanying statements of operations associated with option grants made to employees for the years ended December 31, 2011, 2010 and 2009 was $2,747, $2,163 and $1,892, respectively. The Company recorded no tax benefit related to these options as the Company is currently in a net operating loss position and maintains a full valuation allowance.

As of December 31, 2011, the total compensation cost related to options not yet recognized in the financial statements is approximately $9,853, net of estimated forfeitures, and the weighted average period over which it is expected to be recognized is 1.8 years.

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

The Company measures the fair value of issuances under the 2006 ESPP Plan using the Black-Scholes option pricing model at the end of each reporting period. The compensation cost for the Plan consists of the 15% of the grant date stock price discount and the fair value of the option features.

The Company recorded compensation cost related to 2006 ESPP Plan of $67, $39 and $48 for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011, 222 shares remained available for future issuance under the 2006 ESPP Plan.

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

14. Other License and Research and Development Agreements

The Company has entered into certain HCV license and collaborative research agreements with third parties relating to the Company’s drug discovery and development initiatives. Under these agreements, the Company has been granted certain worldwide non-exclusive licenses to use the licensed compounds or technologies. Included in the accompanying 2011, 2010 and 2009 statements of operations is $145, $140 and $145, respectively, of research and development expense resulting from these arrangements. In order to maintain its rights under these agreements, provided that the Company does not terminate such agreements, the Company will also be required to pay an additional $475 of aggregate minimum payments over the next five years.

In February 2000, the Company entered into a license agreement with Vion Pharmaceuticals, (“Vion”), pursuant to which it obtained a worldwide exclusive sublicense from Vion on the composition of matter and use of elvucitabine. Vion’s license rights were granted to it by Yale University, (“Yale”). Upon the dissolution of Vion in a 2011 bankruptcy, the Company became a direct licensee of Yale. This license covers the use of elvucitabine alone, as a pharmaceutical composition containing elvucitabine alone, or its use as monotherapy to treat HIV. Yale has retained rights to utilize the intellectual property licensed by this agreement for its own noncommercial purposes. Through December 31, 2011, the Company has made aggregate payments of $35 to Yale under this agreement, including a $10 initial license fee and a $25 development milestone payment. Under the terms of the agreement, the Company may be required to make additional milestone payments to Yale of up to an aggregate of $850 for each licensed product based on the achievement of specified development and regulatory approval milestones. The Company is also required to pay Yale specified royalties on net product sales and a specified share of sublicensing fees that it receives under any sublicenses that it grants. No other payments are included in the Company’s financial statements as these payments are contingent on the achievement of certain milestones that have not yet been reached.

In July 2002, the Company entered into a license agreement with Emory University (“Emory”), pursuant to which it obtained a worldwide exclusive license under specified licensed patents to use elvucitabine in combination with other antivirals. Under the license, Emory retains a right to use the intellectual property for educational and research purposes only and also retains the right to approve sublicenses under specified circumstances. Through December 31, 2011, the Company has made aggregate payments of $150 to Emory under this agreement, including an initial license fee of $100 and a development milestone payment of $50. The Company may also be required to make additional payments of up to an aggregate of $400 based on the achievement of specified development and regulatory approval milestones. Under this agreement, the Company is also required to pay Emory specified royalties on net product sales and a specified share of sublicensing fees that it receives under any sublicenses that it grants. As these payments are contingent on the achievement of certain milestones that have not yet been reached, the related amounts are not recognized as expense in the accompanying financial statements.

15. Commitments

401(k) Retirement Plan

The Company has a 401(k) defined contribution retirement plan covering substantially all full-time employees. The Company currently matches employee contributions at a rate of $0.50 cents for each dollar contribution, up to 6% of salary deferrals. However, the decision to match any employee contributions is at the sole discretion of the Company. During the year ended December 31, 2009, the Company only made matching contributions through the first half of 2009. The Company made matching contributions of $177, $165 and $89 for the years ended December 31, 2011, 2010 and 2009.

Operating Leases

The Company leases its operating facility located in New Haven, Connecticut. The lease agreements require monthly lease payments through March 2017. The Company is recording the expense associated with the lease on a straight-line basis over the expected seven-year term of the lease and, as a result, has accrued $72 and $31 at December 31, 2011 and 2010, respectively.

The future minimum annual lease payments under these operating leases at December 31, 2011 are as follows:

Year Ended December 31,
2012	$598
2013	$606
2014	$630
2015	$638
2016	$662
2017	$168

Total	$3,302

Rent expense under operating leases was approximately $616, $693 and $983 for the years ended December 31, 2011, 2010 and 2009, respectively.

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

The income tax provision (benefit) consists of the following:

	As of December 31,
	2011	2010	2009
Deferred:
Federal and state	$(19,855)	$(10,882)	$(11,326)
Valuation allowance	19,855	10,882	11,326

Total deferred	$—	$—	$—

A reconciliation of the provision for income taxes at statutory rates to the provision in the financial statements is as follows:

	Years Ended December 31,
	2011	2010	2009
Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State tax, net of federal benefit	(5.0)	(5.0)	(5.0)
Other	0.1	0.1	0.1
Share-based compensation	1.3	4.2	3.9
Valuation allowance	37.6	34.7	35.0

	0%	0%	0%

Future tax benefits (deferred tax assets) related to temporary differences are as follows:

	As of December 31,
	2011	2010
Gross deferred tax assets:
Net operating losses	$102,022	$84,206
Tax credits (federal and state)	10,132	8,474
Deferred revenue	1,033	1,033
Share-based compensation	2,781	2,109
Other	902	1,192

	$116,870	$97,014
Less—valuation allowance	(116,870)	(97,014)

Net deferred tax asset	$—	$—

At December 31, 2011 and 2010, the Company had gross deferred income tax assets of approximately $116,870 and $97,014, respectively, which result primarily from net operating loss and tax credit carryforwards. ASC 740 requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all positive and negative evidence is required when measuring the need for a valuation allowance. The Company’s cumulative loss from inception represents sufficient negative evidence to require a valuation allowance. The Company concluded that it is appropriate to maintain a full valuation allowance for its net deferred tax assets. Additionally, the Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

At December 31, 2011 and 2010, the Company had available the following net operating loss and credit carryforwards:

	As of December 31,
	2011	2010
Federal net operating loss carryforwards	$245,266	$202,343
State net operating loss carryforwards	248,420	205,165
Federal research and development credit carryforwards	6,695	5,309
State research and development credit carryforwards	3,437	3,165

The Company’s federal net operating loss carryforwards expire commencing in 2018 through 2031 and state net operating loss carryforwards which expire commencing in 2020 through 2031. The Company’s federal research and development credit carryforwards expire commencing in 2015 through 2031. The Connecticut research and development carryforwards have no expiration period.

Deferred tax assets relating to tax benefits of employee stock options have been reduced to reflect exercises. Some exercises resulted in tax deductions in excess of previously recorded benefits based on the option value at the time of grant (“windfalls”). Although these windfalls are reflected in net operating loss carryforwards, the additional tax benefit associated with the windfall is not recognized until the deduction reduces taxes payable. Accordingly, approximately $794 of the net operating loss carryforwards available, if realized, would be credited to additional paid-in capital.

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

The federal and state tax authorities could challenge tax positions taken by the Company for the periods for which there are open tax years. Years subject to audit are years in which unused net operating losses were generated that remain open by the statute of limitations. The Company is open to challenge for the periods of 2000 through 2011 in federal and the State of Connecticut jurisdictions.

The Company did not have any unrecognized tax benefits as of December 31, 2011.

The State of Connecticut provides companies with the opportunity to exchange certain research and development credit carryforwards for cash in exchange for foregoing the carryforward of the research and development credit. The program provides for such exchange of the research and development credits at a rate of 65% of the annual research and development credit, as defined. During the years ended December 31, 2011, 2010 and 2009, the Company had recorded a benefit of approximately $418, $130 and $149, respectively, for the estimated proceeds from this exchange. This benefit is recorded as a reduction of research and development expenditures.

17. Related Party Transactions

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

As of December 31, 2011, Clarus is the beneficial owner of approximately 17% of the Company’s total issued and outstanding shares.

Nicole Vitullo

In connection with Domain Associates, LLC’s (“Domain”) agreement to in invest in Achillion, the Board of Directors of the Company elected Nicole Vitullo of Domain as a Class II member of the Board of Directors on September 30, 2010 to serve until her successor is duly elected and qualified. Ms. Vitullo is a partner at Domain.

In August 2010, Domain purchased 8,032 shares of common stock and warrants to purchase 2,811 shares of common stock for an aggregate purchase price of $20.4 million.

As of December 31, 2011, Domain is the beneficial owner of approximately 15% of the Company’s total issued and outstanding shares.

18. Unaudited Quarterly Results

The following tables summarize unaudited quarterly financial data for the years ended December 31, 2011 and 2010. This data has been derived from unaudited financial statements that, in the Company’s opinion, include all adjustments necessary for a fair presentation of such information. The operating results for any quarter are not necessarily indicative of results for any future period.

	2011 Quarters
	First	Second	Third	Fourth
Total operating revenue	$65	$56	$64	$62
Total operating expenses	10,216	11,332	10,537	12,509
Net loss	(10,133)	(11,250)	(10,438)	(12,385)
Net loss per share—basic and diluted	$(0.17)	$(0.19)	$(0.15)	$(0.18)
Weighted average number of shares outstanding—basic and diluted	58,389	58,938	69,725	69,755

	2010 Quarters
	First	Second	Third	Fourth
Total operating revenue	$74	$187	$170	$2,005
Total operating expenses	5,627	6,504	7,347	8,256
Net loss	(5,637)	(6,384)	(7,217)	(6,243)
Net loss per share—basic and diluted	$(0.16)	$(0.17)	$(0.15)	$(0.11)
Weighted average number of shares outstanding—basic and diluted	35,576	38,540	47,576	58,356

18. Subsequent Event

In February 2012, following on-going discussions between the Company and Gilead, Gilead provided a notice of termination of the collaboration as neither party was devoting significant time to advancing the compounds under the agreement. The Company retains the right to develop ACH-1095, although it does not have current plans to do so.

EXHIBIT INDEX

			Incorporated by Reference
	Exhibit No.	Description	Form	SEC Filing date	Exhibit Number	Filed with this 10-K

	3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.			3.1	X

	3.2	Amended and Restated Bylaws.	10-K	03/29/07	3.2

	4.1	Specimen Certificate evidencing shares of common stock.	S-1/A	09/22/06	4.1

†	10.1	Amended and Restated License Agreement, dated March 5, 2010 by and between the Registrant and GCA Therapeutics, Ltd.	10-K	03/11/10	10.5

†	10.2	License Agreement, dated February 3, 2000, by and between Vion Pharmaceuticals, Inc. and the Registrant, as amended on January 28, 2002.	S-1	03/31/06	10.2

	10.3	Letter Agreement, dated September 22, 2006, by and between the Registrant and Yale University.	S-1	10/10/06	10.2.1

†	10.4	License Agreement, dated July 19, 2002 by and between the Registrant and Emory University.	S-1	03/31/06	10.3

	10.5	Third Amended and Restated Investor Rights Agreement, dated as of August 11, 2008, by and among the Registrant and the Holders named therein.	S-3	10/06/08	10.5

	10.6	Amendment No. 1 to the Third Amended and Restated Investor Rights Agreement, dated as of August 20, 2010.	S-3	09/17/10	10.4

	10.7	Securities Purchase Agreement, dated as of August 5, 2008, by and among the Registrant and the Purchasers named therein.	S-3	10/06/08	10.1

	10.8	Form of Common Warrant pursuant to the Securities Purchase Agreement dated as of August 5, 2008.	S-3	10/06/08	10.3

			Incorporated by Reference
	Exhibit No.	Description	Form	SEC Filing date	Exhibit Number	Filed with this 10-K

	10.9	Registration Rights Agreement, dated as of August 11, 2008, by and among the Registrant and the Purchasers named therein.	S-3	10/06/08	10.4

	10.10	Securities Purchase Agreement, dated as of August 18, 2010, by and among the Registrant and the Holders named therein.	S-3	09/17/10	10.1

	10.11	Form of Common Warrant pursuant to the Securities Purchase Agreement dated as of August 18, 2010.	S-3	09/17/10	10.2

	10.12	Registration Rights Agreement, dated as of August 18, 2010, by and among the Registrant and the Purchasers named therein.	S-3	09/17/10	10.3

	10.13	Lease Agreement by and between the Registrant and WE George Street LLC for Suite 202, dated as of March 6, 2002.	S-1	03/31/06	10.14

	10.14	Lease Agreement by and between the Registrant and WE George Street LLC, dated as of May, 2000.	S-1	03/31/06	10.15

	10.15	Lease Agreements and subsequent Assignment and Assumption of Lease Agreements by and between the Registrant, Yale University and WE George Street LLC for Suites 802, 803, 804.	S-1	03/31/06	10.16

	10.16	Surrender and Termination Agreement by and between the Registrant and WE George Street LLC for Suite 803, dated as of December 18, 2009.	8-K	12/22/09	10.1

	10.17	Amendment No. 2 to Lease, dated as of March 31, 2010, by and between Achillion Pharmaceuticals, Inc. and WE George Street, LLC.	8-K	04/06/10	10.1

#	10.18	1998 Stock Option Plan, as amended, dated March 30, 2001.	S-1	03/31/06	10.17

#	10.19	Form of Incentive Stock Option Agreement under the 1998 Stock Option Plan.	S-1	03/31/06	10.19

#	10.20	Form of Incentive Stock Option Agreement for Non-Executives under the 1998 Stock Option Plan.	S-1	03/31/06	10.2

#	10.21	Form of Nonstatutory Stock Option Agreement under the 1998 Stock Option Plan.	S-1/A	03/31/06	10.21

#	10.22	2006 Stock Incentive Plan as amended September 18, 2006 and March 9, 2010.	10-K	03/11/10	10.26

#	10.23	Form of Nonstatutory Stock Option Agreement under the 2006 Stock Incentive Plan.	8-K	12/22/10	99.1

#	10.24	Form of Incentive Stock Option Agreement under the 2006 Stock Incentive Plan.	8-K	12/22/10	99.2

#	10.25	2006 Employee Stock Purchase Plan as amended September 18, 2006 and March 9, 2010.	10-K	03/11/10	10.32

#	10.26	Employment Agreement entered into by the Company and Michael D. Kishbauch, dated April 5, 2011.	8-K	04/08/11	10.3

			Incorporated by Reference
	Exhibit No.	Description	Form	SEC Filing date	Exhibit Number	Filed with this 10-K

#	10.27	Second Amended and Restated Employment Agreement and Supplemental Severance Agreement, dated as of March 9, 2010, and Supplemental Terms of Compensation, dated as of April 5, 2011, entered into by the Company and Milind S. Deshpande, Ph.D.	8-K	04/08/11	10.1

#	10.28	Employment Agreement entered into by the Company and Gautam Shah, Ph.D., dated April 5, 2011.	8-K	04/08/11	10.5

#	10.29	Second Amended and restated Employment Agreement and Supplemental Severance Agreement, dated as of March 9, 2010, and Supplemental Terms of Compensation, dated as of April 5, 2011, entered into by the Company and Mary Kay Fenton.	8-K	04/08/11	10.2

#	10.30	Employment Agreement entered into by the Company and Elizabeth A. Olek, B.S. Pharm., D.O., M.P.H., dated April 5, 2011.	8-K	04/08/11	10.4

#	10.31	Employment Agreement entered into by the Company and Joseph Truitt, dated April 5, 2011.	8-K	04/08/11	10.6

	10.32	Master Security Agreement and Promissory Notes by and between the Registrant and GE Capital Corporation and Oxford Finance Corporation, dated as of February 26, 2008.	10-K	03/05/08	10.13

	10.33	Form of Common Stock Warrant under Loan and Security Agreement of GE Capital Corporation and Oxford Finance Corporation.	10-K	03/05/08	10.14

	10.34	Master Security Agreement between the Registrant and Webster Bank, National Association, dated as of March 21, 2011.	8-K	03/25/11	10.1

	23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.				X

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a- 14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934				X

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a- 14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934				X

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

	101.CAL	XBRL Taxonomy Calculation Linkbase Document				*

	101.INS	XBRL Instance Document				*

	101.SCH	XBRL Taxonomy Extension Schema Document

Incorporated by Reference
Exhibit No.	Description	Form	SEC Filing date	Exhibit Number	Filed with this 10-K

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document				*

101.PRE	XBRL Taxonomy Presentation Linkbase Document				*

#	Management contracts or compensatory plans or arrangement
*	Submitted electronically herewith
†	Indicates confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets at December 31, 2011 and December 31, 2010, (ii) Statements of Operations for the years ended December 31, 2011, 2010 and 2009, (iii) Statements of Stockholders’ Equity and Comprehensive Loss for the years ended December 31, 2009, 2010 and 2011, (iv) Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009 and (v) Notes to Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.