Form 10-Q
period 2012-03-31
ACHILLION PHARMACEUTICALS INC
filed 2012-05-09
CIK 1070336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2012, the registrant had 70,645,899 shares of Common Stock, $0.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Achillion Pharmaceuticals, Inc.

Balance Sheets

(in thousands, except per share amounts)

(Unaudited)

	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$29,489	$16,110
Marketable securities	35,087	37,456
Accounts and other receivables	17	103
Prepaid expenses and other current assets	2,380	1,423

Total current assets	66,973	55,092
Marketable securities	5,453	26,377
Fixed assets, net	1,371	994
Deferred financing costs	13	15
Restricted cash	152	152

Total assets	$73,962	$82,630

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,896	$4,795
Accrued expenses	4,169	4,008
Current portion of long-term debt	333	141

Total current liabilities	9,398	8,944
Deferred revenue	—	2,489
Long-term debt	611	229

Total liabilities	10,009	11,662

Commitments and contingencies

Stockholders’ Equity:
Common Stock, $.001 par value; 200,000 shares authorized: 70,637 and 69,788 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	71	70
Additional paid-in capital	348,595	346,518
Accumulated deficit	(284,741)	(275,600)
Accumulated other comprehensive income	28	(20)

Total stockholders’ equity	63,953	70,968

Total liabilities and stockholders’ equity	$73,962	$82,630

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Comprehensive Loss

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
Revenue	$2,489	$65

Operating expenses
Research and development	8,942	7,993
General and administrative	2,739	2,223

Total operating expenses	11,681	10,216

Loss from operations	(9,192)	(10,151)
Other income (expense)
Interest income	65	40
Interest expense	(14)	(22)

Net loss	(9,141)	(10,133)

Total comprehensive loss (Note 10)	(9,093)	(10,135)

Basic and diluted net loss per share (Note 4)	$(0.13)	$(0.17)

Weighted average number of shares used in computing basic and diluted net loss per share	70,411	58,389

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities
Net loss	$(9,141)	$(10,133)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	100	74
Noncash stock-based compensation	920	648
Noncash interest expense	—	9
Amortization of premium on marketable securities	98	110
Changes in operating assets and liabilities:
Accounts and other receivables	86	153
Prepaid expenses and other assets	(957)	(707)
Accounts payable	101	1,223
Accrued expenses	161	399
Deferred revenue	(2,489)	—

Net cash used in operating activities	(11,121)	(8,224)

Cash flows from investing activities
Purchases of fixed assets	(475)	(5)
Purchases of marketable securities	(26,707)	(10,220)
Maturities of marketable securities	49,950	22,244

Net cash provided by investing activities	22,768	12,019

Cash flows from financing activities
Proceeds from exercise of stock options	1,158	41
Payment of deferred financing costs	—	(10)
Borrowings of debt	609	—
Repayments of debt	(35)	(478)

Net cash provided by (used in) financing activities	1,732	(447)

Net increase in cash and cash equivalents	13,379	3,348
Cash and cash equivalents, beginning of period	16,110	25,373

Cash and cash equivalents, end of period	$29,489	$28,721

Supplemental disclosure of cash flow information
Cash paid for interest	$9	$11
Supplemental disclosure of noncash financing activities
Cashless exercise of warrants	2,051	—

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Notes to Financial Statements

(in thousands, except per share amounts)

(Unaudited)

1. Nature of the Business

Achillion Pharmaceuticals, Inc. (the “Company”) was incorporated on August 17, 1998 in Delaware. The Company is focused on the discovery, development and commercialization of innovative treatments for infectious diseases. The Company is devoting substantially all of its efforts towards product research and development.

The Company incurred losses of $270,879 from inception through March 31, 2012 and had an accumulated deficit of $284,741 at March 31, 2012, which includes preferred stock dividends recognized until the Company’s initial public offering in 2006. The Company has funded its operations primarily through the sale of equity securities, borrowings from debt facilities and the receipt of milestone and cost-sharing receipts from a former collaboration partner, Gilead Sciences, Inc. (“Gilead”).

The Company believes that its existing cash, cash equivalents and marketable securities will be sufficient to support its current operating plan through at least March 31, 2013. However, the Company’s operating plan may change as a result of many factors, including but not limited to:

•	the costs involved in the clinical development, manufacturing and formulation of ACH-1625, ACH-2684, ACH-2928 and ACH-3102;

•	the Company’s ability to, and its choice whether to, enter into corporate collaborations for its HCV candidates and the terms and success of these collaborations;

•	the costs involved in obtaining regulatory approvals for the Company’s drug candidates;

•	the scope, prioritization and number of programs the Company pursues;

•	the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent and other intellectual property claims;

•	the Company’s ability to raise incremental debt or equity capital, including any changes in the credit market that may impact its ability to obtain capital in the future;

•	any partnership opportunities that may arise for elvucitabine, ACH-702 or ACH-2881 that the Company determines to pursue;

•	the Company’s acquisition and development of new technologies and drug candidates; and

•	competing technological and market developments currently unknown to the Company.

2. Accounting Standards Updates

In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05 “Comprehensive Income: Presentation of Comprehensive Income.” Under the amendment, an entity will have the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This amendment, therefore, eliminates the currently available option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendment does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. In December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05” (“ASU 2011-12”). ASU 2011-12 defers changes in Update 2011-05 that relate to the presentation of reclassification adjustments. ASU 2011-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. As this guidance relates to presentation only, the adoption of this guidance did not have any other effect on the Company’s financial statements.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).” ASU 2011-04 represents converged guidance between U.S. GAAP and IFRS resulting in common requirements for measuring fair value and for disclosing information about fair value measurements. This new guidance is effective for fiscal years beginning after December 15, 2011 and subsequent interim periods. The requirements of ASU 2011-04 did not have a material impact on the Company’s condensed consolidated financial statements.

3. Basis of Presentation

The accompanying unaudited financial statements of the Company should be read in conjunction with the audited financial statements and notes as of and for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 8, 2012. The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information, in accordance with the instructions to Form 10-Q and the guidance in Article 10 of Regulation S-X. Accordingly, since they are interim financial statements, the accompanying financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. The accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

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

4. Earnings (Loss) Per Share (“EPS”)

Basic EPS is calculated by dividing net income or loss attributable to common stockholders by the weighted average common stock outstanding. Diluted EPS is calculated by adjusting weighted average number of shares of common stock outstanding for the dilutive effect of common stock options and warrants. In periods in which a net loss is recorded, no effect is given to potentially dilutive securities, since the effect would be antidilutive. Securities that could potentially dilute basic EPS in the future were not included in the computation of diluted EPS because to do so would have been antidilutive. Potentially dilutive securities were as follows for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Options	6,144	5,848
Warrants	9,069	9,664

Total potentially dilutive securities outstanding	15,213	15,512

5. Collaboration Arrangements

Gilead Sciences, Inc.

In November 2004, the Company entered into a research collaboration and license agreement with Gilead pursuant to which the Company agreed to collaborate exclusively with Gilead throughout the world to develop and commercialize compounds for the treatment of chronic hepatitis C which inhibit HCV replication through a novel mechanism of action targeting the HCV NS4A protein. In September 2009, the Company and Gilead amended the license agreement so that the Company could continue to develop certain NS4A antagonist compounds, including ACH-1095, independently while Gilead retained the right to rejoin in the development of certain compounds after clinical proof-of-concept, as defined. In February 2012, following on-going discussions between the Company and Gilead, Gilead provided a notice of termination of the collaboration as neither party was devoting significant time to advancing the compounds under the agreement. The Company retains the right to develop ACH-1095, although it does not have current plans to do so.

The Company received $10,000 from Gilead upon the execution of the license agreement, of which $2,000 was allocated to the fair value of the preferred stock purchased. The remaining $8,000 of the non-refundable up-front license fee, as well as a $2,000 milestone achieved during the period prior to achievement of proof-of-concept, were being accounted for under the proportionate performance model.

During the three months ended March 31, 2011, the Company did not recognize any revenue related to the amortization of deferred revenue as it was unable to estimate its total performance obligations under the collaboration. During the three months ended March 31, 2012, effective with the termination of the collaboration, the Company recognized the remaining $2,489 of deferred revenue as it no longer has any future obligations under the collaboration.

During the three months ended March 31, 2012 and 2011, the Company recognized revenue related to external costs billed by the company to Gilead of $0 and $65, respectively, under the license agreement.

Included in the accompanying balance sheets as of March 31, 2012 and December 31, 2011 are $0 and $62 respectively, of accounts receivable resulting from this collaboration agreement and $0 and $2,489, respectively, of deferred revenue resulting from the up-front fee, a milestone payment and FTE costs.

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

Under the terms of the Agreement, GCAT, through a sublicense agreement with a Chinese joint venture, T&T Pharma Co., Ltd., has assumed all development and regulatory responsibility and associated costs for elvucitabine. The Company will be eligible to receive development milestones and royalties on net sales in those territories.

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

6. Marketable Securities

The Company applies the provisions of Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, for financial assets and liabilities measured on a recurring basis which requires disclosure that establishes a framework for measuring fair value and expands disclosures in the financial statements. The guidance requires that fair value measurements be classified and disclosed in one of the three categories:

Level 1: Quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date;

Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; or

Level 3: Unobservable inputs.

The fair value of the Company’s marketable securities of $40,540 and $63,833 as of March 31, 2012 and December 31, 2011, respectively, is valued based on level 2 inputs. The Company’s investments consist mainly of U.S. government and agency securities, government sponsored bond obligations and certain other corporate debt securities. Fair value is determined by taking into consideration valuations obtained from third-party pricing services. The third-party pricing services utilize industry standard valuation models, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; issuer credit spreads; benchmark securities; and other observable inputs. The Company has assessed these as level 2 within the fair value hierarchy of ASC 820. The Company classifies its entire investment portfolio as available for sale as defined in ASC 320, Debt and Equity Securities. Securities are carried at fair value with the unrealized gains (losses) reported as a separate component of stockholders’ equity within accumulated other comprehensive income.

The unrealized (loss) gain from marketable securities was $28 and $(20) at March 31, 2012 and December 31, 2011, respectively.

As of March 31, 2012 and December 31, 2011, none of the Company’s investments were determined to be other than temporarily impaired.

7. Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2012	December 31, 2011
Accrued compensation	$1,051	$1,169
Accrued research and development expenses	2,186	2,341
Accrued professional expenses	593	281
Other accrued expenses	339	217

Total	$4,169	$4,008

Accrued research and development expenses are comprised of amounts owed to third-party contract research organizations or “CROs”, clinical investigators, laboratories and data managers for research and development work performed on behalf of the Company.

8. Debt

Debt consists of the following:

	March 31, 2012	December 31, 2011
2011 Credit Facility, payable in monthly installments as notes mature through March 2015, with interest of 6.44% to 6.79% per annum	$944	$370

Total debt	944	370
Less: current portion	(333)	(141)

Total long-term debt, net of current portion	$611	$229

In March 2011, the Company entered into a Master Security Agreement for a $2,000 Capital Expenditure Line of Credit, (the “2011 Credit Facility”) with Webster Bank. Under the 2011 Credit Facility, the Company could draw down equipment loan advances for the purchase of new laboratory equipment through March 2013. The purchased equipment serves as collateral for the 2011 Credit Facility. In February 2012, the Company took a $609 advance under the Credit Facility. Through March 31, 2012, the Company had drawn down a total of $1,047 under the 2011 Credit Facility.

The fair value for this debt would be classified as a level 2 measurement due to the use of inputs based on similar liabilities in the market. At this time, the carrying value approximates fair value.

9. Stock-Based Compensation

The Company’s 2006 Stock Incentive Plan, or the 2006 Plan, is administered by the Company’s Board of Directors and provides for the grant of incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights and other stock-based awards. The Company’s officers, employees, consultants, advisors and directors are eligible to receive awards under the 2006 Plan; however, incentive stock options may only be granted to employees. Options granted are exercisable for a period determined by the Company, but in no event longer than ten years from the date of the grant. Options generally vest ratably over four years. There were 88 shares available to be granted under the 2006 Plan as of March 31, 2012.

A summary of the status of the Company’s stock option activity for the three months ended March 31, 2012 is presented in the table and narrative below:

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2012	6,610	$4.40
Granted	13	10.83
Exercised	(459)	2.52
Cancelled/Forfeited	(20)	1.92

Outstanding at March 31, 2012	6,144	$4.56

Options exercisable at March 31, 2012	3,019	$4.62

Weighted-average fair value of options granted during the period		$7.95

The Company utilizes the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of assumptions which determine the fair value of the stock-based awards. The assumptions used to value options granted are as follows:

	For the Three Months Ended
	March 31, 2012	March 31, 2011
Expected term of option	5.0 - 6.1 years	5.0 - 6.1 years
Expected volatility	88%	87%
Risk free interest rate	1.33%	2.57%
Expected dividend yield	0%	0%

Total compensation expense recorded in the accompanying statements of operations associated with option grants made to employees was $842 and $597 for the three months ended March 31, 2012 and 2011, respectively. The Company recorded no tax benefit related to these options since the Company currently maintains a full valuation allowance on its deferred tax assets.

As of March 31, 2012, the intrinsic value of the options outstanding was $32,693, of which $16,787 related to vested options and $15,906 related to unvested options. The intrinsic value of stock options is calculated based on the difference between the exercise prices of the underlying common stock and the quoted stock price of the Company’s common stock as of the reporting date.

As of March 31, 2012, the total compensation cost related to unvested options not yet recognized in the financial statements is approximately $8,883, net of estimated forfeitures, and the weighted average period over which this amount is expected to be recognized is 1.66 years.

10. Comprehensive Loss

The Company reports and presents comprehensive loss in accordance with ASC 220, Comprehensive Income, which establishes standards for reporting and display of comprehensive loss and its components in a full set of general purpose financial statements. The objective of the statement is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners (comprehensive loss). The Company’s other comprehensive loss arises from net unrealized losses on marketable securities and was immaterial for all periods presented.

11. Stockholders’ Equity

Changes in stockholders’ equity for the three months ended March 31, 2012 and 2011 were as follows:

	For the Three Months Ended March 31,
	2012	2011

Balance at December 31, 2011 and 2010	$70,968	$50,544
Net loss	(9,141)	(10,133)
Stock based compensation	920	648
Exercise of stock options	1,158	41
Change in unrealized loss on marketable securities	48	(2)
Issuance of common stock	—	—

Balance at March 31, 2012 and 2011	$63,953	$41,098

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

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of innovative treatments for infectious diseases. Within the anti-infective market, we are currently concentrating on the development of antivirals for the treatment of chronic hepatitis C infection, or HCV, and the development of antibacterials for the treatment of resistant bacterial infections. We are currently focusing our efforts on developing the following drug candidates for the treatment of HCV:

•	ACH-1625, a NS3 protease inhibitor for the treatment of HCV, currently being tested in a phase IIa clinical trial;

•	ACH-2684, a NS3 protease inhibitor for the treatment of HCV, currently being tested in a phase I clinical trial;

•	ACH-2928, a NS5A inhibitor for the treatment of HCV, currently being tested in a phase I clinical trial; and

•	ACH-3102, a NS5A inhibitor for the treatment of HCV, currently being tested in a phase I clinical trial.

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

We have devoted and are continuing to devote substantially all of our efforts toward product research and development. We have incurred losses of $271 million from inception through March 31, 2012 and had an accumulated deficit of $285 million at March 31, 2012, which includes preferred stock dividends recognized until our initial public offering in 2006. Our net losses were $9.1 million and $10.1 million for the three months ended March 31, 2012 and 2011, respectively. We have funded our operations primarily through:

•

proceeds from the sale of equity securities, including our initial public offering in October 2006, private placements of our common stock in August 2008 and August 2010 and public offerings of our common stock in January 2010 and June 2011;

•	borrowings from debt facilities; and

•	receipts from up-front and milestone payments, as well as cost-sharing receipts, from our former collaboration partner, Gilead.

We expect to incur substantial and increasing losses for at least the next several years as we seek to:

•	continue clinical testing of ACH-1625, ACH-2684, ACH-2928 and ACH-3102;

•	identify and progress additional drug candidates.

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

Financial Operations Overview

Revenue

To date, we have not generated revenue from the sale of any drugs. The majority of our revenue recognized to date has been derived from our former collaboration with Gilead to develop compounds for use in treating chronic hepatitis C. During the three months ended March 31, 2012 and 2011 we recognized $2.5 million and $65,000, respectively, under this collaboration agreement.

Upon initiating the collaboration with Gilead in 2004, we received a payment of $10.0 million, which included an equity investment by Gilead determined to be worth approximately $2.0 million. The remaining $8.0 million was accounted for as a nonrefundable up-front fee recognized under the proportionate performance model. Revenue under the proportionate performance model was recognized as effort under the collaboration was incurred. Payments made by us to Gilead in connection with this collaboration were recognized as a reduction of revenue.

In February 2012, following on-going discussions between us and Gilead, Gilead provided a notice of termination of the collaboration as neither party was devoting significant time to advancing the compounds under the agreement. We retain the right to develop ACH-1095, although we do not have current plans to do so.

We did not recognize any revenue related to the amortization of deferred revenue during the three months ended March 31, 2011, as we were unable to accurately estimate our total performance obligations under the Gilead collaboration. Effective with the February 2012 termination of the collaboration, we recognized the remaining $2.5 million of deferred revenue.

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

We have established our current drug candidate pipeline through our internal discovery capabilities. Through these efforts we have identified and are developing the following drug candidates and programs:

•

ACH-1625, a NS3 Protease Inhibitor for Chronic HCV Infection. We recently announced data from an on-going phase IIa clinical trial conducted in both the United States and Europe to assess ACH-1625’s safety, tolerability, pharmacokinetic properties and efficacy in treatment-naïve genotype 1 HCV-infected subjects. In this trial patients, received ACH-1625 at doses of 200mg, 400mg and 800mg once-daily in combination with pegylated interferon alpha and ribavirin, or P/R. ACH-1625 was demonstrated to achieve a complete early virologic response, or cEVR, in 94% to 100% of patients Mean viral load, a measurement of the amount of virus in the blood stream, was reduced in HCV-infected patients by 4.56 log10 to 5.08 log10, or reduction of over 99.9% of the virus. ACH-1625 continued to be safe and well-tolerated with no significant drug-related adverse events. Liver enzyme elevations were infrequent, transient with all patients returning to baseline values while on treatment and attributable to non-drug-related factors. The phase IIa clinical trial is continuing with patients receiving P/R therapy. Sustained viral response, or SVR, data will be presented when all patients complete their four and twelve week post-treatment visits, expected in the third quarter of 2012. ACH-1625 was also demonstrated to show efficacy in a pilot study of treatment-naïve patients infected with genotype 3 HCV. In addition, mutations commonly associated with protease inhibitor therapy including mutations at R155, A156 and D168 were not observed with ACH-1625 treatment. In December 2011, ACH-1625 was granted Fast Track status by the United States Food and Drug Administration, or FDA.

•

ACH-2684, a NS3 Protease Inhibitor for Chronic HCV Infection. In preclinical studies, ACH-2684 has demonstrated excellent potency, as well as good pharmacokinetic and safety profiles. Pharmacokinetics refers to the way in which the compound is taken into, moves through, and is eliminated from the body. The potency and virology profiles of ACH-2684 demonstrate that it effectively suppresses a broad range of viral subtypes and natural variants of HCV, and may be effective in the prevention and treatment of emerging resistant variants. This compound also retains potent in vitro activity against all known HCV genotypes 1-6. In preclinical studies, ACH-2684 was effective in combination with other HCV inhibitors, and in vitro is synergistic with NS5B nucleoside polymerase inhibitors. In phase I clinical studies, ACH-2684 reduced viral load by a maximal 4.63 log10 in genotype 1 HCV patients and by a maximal 2.03 log10 in genotype 3 HCV patients. The compound was found to be safe and well-tolerated. This phase I clinical trial for ACH-2684 is on-going to further explore additional doses and viral pharmacokinetics.

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

•

ACH-3102, a NS5A Inhibitor for Chronic HCV Infection. In preclinical studies, ACH-3102 has demonstrated potent pan-genotypic activity, meaning activity against HCV subtypes referred to as genotypes 1 through 6, including excellent activity against both the 1a genotype and known mutant variants of genotype 1 HCV. We filed an IND for ACH-3102 in March 2012 and initiated a phase 1 human clinical trial in May 2012.

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

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Clinical candidate direct external costs:
ACH-1625 (and related compounds)	$2,984	$3,412
ACH-2684 (and related compounds)	695	642
ACH-2928 (and related compounds)	444	990
ACH-3102 (and related compounds)	1,446	—
Other	294	56

	5,863	5,100
Direct internal personnel costs	2,329	1,894

Sub-total direct costs	8,192	6,994
Indirect costs and overhead	821	1,032
Research and development tax credit	(71)	(33)

Total research and development	$8,942	$7,993

We are currently conducting a phase IIa clinical trial of ACH-1625 and phase I clinical trials of ACH-2684, ACH-2928 and ACH-3102.

We expect research and development expenses associated with the completion of these programs to be substantial and to increase over time. We do not believe, however, that it is possible at this time to know or accurately project the nature, timing or total amount of program-specific expenses through commercialization. There exist numerous factors associated with the successful commercialization of any of our drug candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will evolve and therefore impact our clinical development programs and plans over time.

General and Administrative

Our general and administrative expenses consist primarily of salaries and benefits for management and administrative personnel, professional fees for legal, accounting and other services, travel costs and facility-related costs such as rent, utilities and other general office expenses.

Critical Accounting Standards and Estimates

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2011. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a significant impact on our financial results. During the first three months of 2012, there were no significant changes in our estimates and critical accounting policies.

Results of Operations

Results of operations may vary from period to period depending on numerous factors, including the timing of payments received under existing or future strategic alliances, joint ventures or financings, if any, the progress of our research and development projects, technological advances and determinations as to the commercial potential of proposed products.

Comparison of Three Months Ended March 31, 2012 and 2011

Revenue. Revenue recognized during the three months ended March 31, 2012 and 2011 consists of amounts derived from our former collaboration with Gilead.

During the three months ended March 31, 2011, revenue related to external costs incurred by us and shared with Gilead. During this period, we were unable to estimate our future performance obligations under the collaboration, and therefore, ceased recognizing revenue related to upfront, milestone and FTE payments previously received until we could reasonably estimate our total future performance obligations. During the three months ended March 31, 2012, effective with the termination of the collaboration, we recognized the remaining $2.5 million of deferred revenue as we no longer have any future obligations under the collaboration.

Under the proportionate performance method, periodic revenue related to upfront license and milestone payments is recognized as the percentage of actual effort expended in that period to total effort expected for all of our performance obligations under the arrangement. Additionally, under the collaboration arrangement, external costs were shared by both parties and payments we made to Gilead were recognized as a reduction of revenue. Revenue for the three months ended March 31, 2012 and 2011 is comprised as follows:

	Three Months Ended March 31,
	2012	2011	Change
	(in thousands)
Gilead collaboration revenue	$2,489	$65	$2,424

Total revenue	$2,489	$65	$2,424

Research and Development Expenses. Research and development expenses were $8.9 million and $8.0 million for the three months ended March 31, 2012 and 2011, respectively. The increase for the three months ended March 31, 2012 was primarily due to increased personnel costs and expenses related to manufacturing of ACH-1625 and ACH-3102, combined with increased clinical costs for ACH-2928. These increases were offset by decreased manufacturing costs for ACH-2684. Through March 31, 2012 and 2011, we incurred $120,000 and $386,000, respectively, of expense related to the cost of obtaining patents for our drug candidates. These costs are expensed as incurred as professional research and development costs. We expect that research and development expenses during the remainder of the year will remain materially consistent with the first quarter of 2012, as we continue clinical testing of ACH-1625, ACH-2684, ACH-2928 and ACH-3102. Research and development expenses for the three months ended March 31, 2012 and 2011 are comprised as follows:

	Three Months Ended March 31,
	2012	2011	Change
	(in thousands)
Personnel costs	$1,945	$1,628	$317
Stock based compensation	385	266	119
Outsourced research and supplies	5,435	4,941	494
Professional and consulting fees	712	653	59
Facilities costs	492	473	19
Travel and other costs	44	65	(21)
Research and development tax credit	(71)	(33)	(38)

Total	$8,942	$7,993	$949

General and Administrative Expenses. General and administrative expenses were $2.7 million and $2.2 million for the three months ended March 31, 2012 and 2011, respectively. The increase for the three months ended March 31, 2012 was primarily due to increases in professional and consulting fees, including corporate legal fees, and directors’ compensation. Additionally, salaries, non-cash charges related to stock compensation and general corporate fees also increased. We expect that general and administrative expenses will be consistent during the remainder of the year. General and administrative expenses for the three months ended March 31, 2012 and 2011 are comprised as follows:

	Three Months Ended March 31,
	2012	2011	Change
	(in thousands)
Personnel costs	$841	$765	$76
Stock based compensation	535	382	153
Professional and consulting fees	873	567	306
Facilities costs	215	234	(19)
Travel and other costs	275	275	—

Total	$2,739	$2,223	$516

Other Income (Expense). Interest income was $65,000 and $40,000 for three months ended March 31, 2012 and 2011, respectively. The increase was primarily due to increased average cash balances in 2012. Interest expense was $14,000 and $22,000 for the three months ended March 31, 2012 and 2011, respectively. The decrease was primarily due to lower interest rates on the facility balances outstanding in 2012.

Liquidity and Capital Resources

Since our inception in August 1998, we have financed our operations primarily through the issuance of stock and borrowings under debt facilities, as well as through receipts from our collaboration with Gilead. Through March 31, 2012, we have received approximately $332.2 million in aggregate net proceeds from stock issuances, including convertible preferred stock, our initial public offering, our 2008 and 2010 private placements and our 2010 and 2011 public offerings, $19.5 million from Gilead under our collaboration agreement and approximately $23.2 million under debt facilities. As of March 31, 2012, our debt balance was $944,000 with a weighted average interest rate of 6.6%.

We had $70.0 million and $79.9 million in cash, cash equivalents and marketable securities as of March 31, 2012 and December 31, 2011, respectively. We regularly review our investments and monitor the financial markets. As of March 31, 2012, our cash, cash equivalents and marketable securities included high-quality financial instruments, primarily money market funds, government sponsored bond obligations and other corporate debt securities which we believe are subject to limited credit risk.

Cash used in operating activities was $11.1 million for the three months ended March 31, 2012 and was primarily attributable to our $9.1 million net loss combined with a decrease in deferred revenue and an increase in prepaid expenses, offset primarily by non-cash stock-based compensation. Cash used in operating activities was $8.2 million for the three months ended March 31, 2011 and was primarily attributable to our $10.1 million net loss and increase in prepaid expenses, offset primarily by non-cash stock-based compensation, combined with increases in accounts payable and accrued expenses.

Cash provided by investing activities was $22.8 million for the three months ended March 31, 2012 and was primarily attributable to the maturities of marketable securities, offset by purchases of marketable securities. Cash provided by investing activities was $12.0 million for the three months ended March 31, 2011 and was primarily attributable to the maturities of marketable securities, offset by purchases of marketable securities.

Cash provided by financing activities was $1.7 million for the three months ended March 31, 2012 and was primarily attributable to proceeds from the exercise of stock options combined with borrowings from our credit facility. Cash used in financing activities was $0.5 million for the three months ended March 31, 2011 and was primarily attributable to repayments of debt.

We expect to incur continuing and increasing losses from operations for at least the next several years as we seek to:

•	continue clinical testing of ACH-1625, ACH-2684, ACH-2928 and ACH-3102; and

•	identify and progress additional drug candidates.

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

We believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our projected operating requirements through at least March 31, 2013. However, our funding resources and requirements may change and will depend upon numerous factors, including but not limited to:

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

Any future equity or debt financing may dilute the ownership of our equity investors.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Recently Issued Accounting Standards

None.

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

Capital Market Risk. We currently have no product revenues and depend on funds raised through other sources. One potential source of funding is through future equity or debt offerings. Our ability to raise funds in this manner depends upon capital market forces affecting our stock price.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective, at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a–15(d) and 15d–15(d) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are currently conducting a phase IIa clinical trial for ACH-1625 and phase I clinical trials for ACH-2684, ACH-2928 and ACH-3102. Positive results in preclinical studies of a drug candidate may not be predictive of similar results in human clinical trials, and promising results from early clinical trials of a drug candidate may not be replicated in later clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in early-stage development. Accordingly, the results from the preclinical studies of ACH-1625, ACH-2684, ACH-2928, ACH-3102 or the completed clinical trials for ACH-1625, ACH-2684 or ACH-2928, may not be predictive of the results we may obtain in later stage trials.

We do not expect any of our drug candidates for the treatment of HCV to be commercially available for at least several years, if at all.

We have a limited operating history and have incurred a cumulative loss since inception. If we do not generate significant revenues, we will not be profitable.

We have incurred significant losses since our inception in August 1998. As of March 31, 2012, our accumulated deficit was approximately $285 million. We have not generated any revenue from the sale of drug candidates to date. We expect that our annual operating losses will increase over the next several years as we expand our research, development and commercialization efforts.

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

If approved, our protease inhibitors, ACH-1625 and ACH-2684, and our NS5A inhibitors, ACH-2928 and ACH-3102, would compete with drugs currently approved for the treatment of HCV, i.e., the interferon-alpha-based products from Roche (Pegasys and Roferon-A) or Merck (Intron-A or Peg-Intron), the ribavirin-based products from Merck (Rebetrol), Roche (Copegus) or generic versions sold by various companies, as well as recently-approved protease inhibitors telaprevir (Incivek) by Vertex and boceprevir (Victrelis) by Merck. In addition, our HCV compounds may compete with the interferon- and ribavirin-based drugs currently in development such as Valeant’s ribavirin analog (Viramidine) and Bristol - Myers Squibb’s interferon lambda, and with other products in development in multiple classes including protease inhibitors, polymerase inhibitors (nucleoside and non-nucleoside), NS5A inhibitors, toll-like receptor inhibitors and cyclophilin inhibitors also under development for the treatment of HCV by companies such as Abbott, Astra-Zeneca, Boehringer Ingelheim, Bristol-Myers Squibb, Celgene, Enanta, Gilead, GlaxoSmithKline, Idenix, Johnson & Johnson, Presidio, Medivir, Merck, Novartis, Pfizer, Roche, Valeant and Vertex.

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

We believe that our existing cash, cash equivalents and marketable securities will be sufficient to support our current operating plan through at least March 31, 2013. Our operating plan may change as a result of many factors, including:

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

For a further discussion of the estimates and judgments that we make and the critical accounting policies that affect these estimates and judgments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Standards and Estimates” elsewhere in this Quarterly Report on Form 10-Q.

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

As of May 1, 2012, our directors, executive officers and current holders of more than 5% of our outstanding common stock, together with their affiliates and related persons, beneficially own, in the aggregate, approximately 47% of our outstanding common stock. As a result, these stockholders, if acting together, have the ability to determine the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets and other extraordinary transactions. The interests of this group of stockholders may not always coincide with our corporate interests or the interest of other stockholders, and they may act in a manner with which you may not agree or that may not be in the best interests of other stockholders. This concentration of ownership may have the effect of:

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

The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future. During the period from January 1, 2007 to May 1, 2012, our stock price has ranged from a low of $0.68 to a high of $19.61. Market prices for securities of early stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the results of our clinical trials of our protease inhibitors, ACH-1625 and ACH-2684 and our NS5A inhibitors, ACH-2928 and ACH-3102;

•	the results of clinical trials conducted by others on drugs that would compete with our drug candidates;

•	the announcements of those data, particularly at high profile medical meetings, and the investment community’s perception of and reaction to those data;

•	the ability of our drug candidates to be dosed safely in combination with other drugs and/or drug candidates, both ours and others;

•	the entry into, modification of, or termination of key agreements, or any new collaboration agreement we may enter;

•	market expectations about the timeliness of our entry into, or failure to enter, collaboration arrangements with third parties;

•	the entry by a potential third-party collaborator into an alliance with a competitor, or the entry by any other HCV drug developer into an alliance that may be perceived as competitive to us;

•	the continued industry consolidation of pharmaceutical companies developing HCV drug therapies, or the acquisition of any one of our HCV drug development competitors;

•	the premiums on other transactions and any significant increases or decreases of those premiums;

•	the results of regulatory reviews relating to the approval of our drug candidates;

•	our failure to obtain patent protection for any of our drug candidates or the issuance of third party patents that cover our drug candidates;

•	the initiation of, material developments in, or conclusion of litigation to enforce or defend any of our intellectual property rights;

•	failure of any of our drug candidates, if approved, to achieve commercial success;

•	general and industry-specific economic conditions that may affect our research and development expenditures;

•	the launch of drugs by others that would compete with our drug candidates;

•	the failure or discontinuation of any of our research programs;

•	issues in manufacturing our drug candidates or any approved products;

•	the introduction of technological innovations or new commercial products by us or our competitors;

•	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;

•	future sales of our common stock;

•	changes in the structure of health care payment systems;

•	period-to-period fluctuations in our financial results; and

•	low trading volume of our common stock.

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets at March 31, 2012 and December 31, 2011 (unaudited), (ii) Statements of Operations for the three months ended March 31, 2012 and 2011 (unaudited), (iii) Statements of Cash Flows for the three months ended March 31, 2012 and 2011 (unaudited), and (iv) Notes to Financial Statements (unaudited).

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

ACHILLION PHARMACEUTICALS, INC.

Date: May 9, 2012	/s/ Michael D. Kishbauch
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2012	/s/ Mary Kay Fenton
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*	Submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets at March 31, 2012 and December 31, 2011 (unaudited), (ii) Statements of Operations for the three months ended March 31, 2012 and 2011 (unaudited), (iii) Statements of Cash Flows for the three months ended March 31, 2012 and 2011 (unaudited), and (iv) Notes to Financial Statements (unaudited).

In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.