Form 10-Q
period 2012-06-30
ACHILLION PHARMACEUTICALS INC
filed 2012-08-08
CIK 1070336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 1, 2012, the registrant had 72,534,090 shares of Common Stock, $0.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Achillion Pharmaceuticals, Inc.

Balance Sheets

(in thousands, except per share amounts)

(Unaudited)

	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$18,264	$16,110
Marketable securities	41,692	37,456
Accounts and other receivables	426	103
Prepaid expenses and other current assets	1,935	1,423

Total current assets	62,317	55,092
Marketable securities	—	26,377
Fixed assets, net	1,364	994
Deferred financing costs	12	15
Restricted cash	152	152

Total assets	$63,845	$82,630

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,868	$4,795
Accrued expenses	4,722	4,008
Current portion of long-term debt	339	141

Total current liabilities	9,929	8,944
Long-term debt	524	229
Deferred revenue	—	2,489

Total liabilities	10,453	11,662

Commitments and contingencies

Stockholders’ Equity:
Common Stock, $.001 par value; 200,000 shares authorized: 72,373 and 69,788 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	72	70
Additional paid-in capital	349,576	346,518
Accumulated deficit	(296,268)	(275,600)
Accumulated other comprehensive income (loss)	12	(20)

Total stockholders’ equity	53,392	70,968

Total liabilities and stockholders’ equity	$63,845	$82,630

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Comprehensive Loss

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$—	$56	$2,489	$121

Operating expenses
Research and development	8,979	8,896	17,921	16,889
General and administrative	2,580	2,436	5,318	4,659

Total operating expenses	11,559	11,332	23,239	21,548

Loss from operations	(11,559)	(11,276)	(20,750)	(21,427)
Other income (expense)
Interest income	55	30	119	70
Interest expense	(23)	(4)	(37)	(26)

Net loss	(11,527)	(11,250)	(20,668)	(21,383)

Total comprehensive loss	(11,543)	(11,246)	(20,636)	(21,381)

Basic and diluted net loss per share (Note 4)	$(0.16)	$(0.19)	$(0.29)	$(0.36)

Weighted average number of shares used in computing basic and diluted net loss per share	71,211	58,938	70,811	58,665

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities
Net loss	$(20,668)	$(21,383)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	209	147
Noncash stock based compensation	1,735	1,326
Noncash interest expense	—	9
(Gain) loss on disposal of equipment	—	(10)
Premium on purchases of marketable securities	(135)	(234)
Amortization of premium on marketable securities	203	197
Changes in operating assets and liabilities:
Accounts and other receivables	(323)	(107)
Prepaid expenses and other assets	(512)	255
Accounts payable	73	1,496
Accrued expenses	714	1,674
Deferred revenue	(2,489)	—

Net cash used in operating activities	(21,193)	(16,630)

Cash flows from investing activities
Purchases of fixed assets	(576)	(497)
Purchases of marketable securities	(32,845)	(18,530)
Maturities of marketable securities	54,950	30,744

Net cash provided by investing activities	21,529	11,717

Cash flows from financing activities
Proceeds from sale of common stock, net of issuance costs	—	60,960
Proceeds from exercise of stock options	1,237	480
Proceeds from sale of common stock under Employee Stock Purchase Plan	88	75
Payment of deferred financing costs	—	(10)
Borrowings of debt	609	438
Repayments of debt	(116)	(478)

Net cash provided by financing activities	1,818	61,465

Net increase in cash and cash equivalents	2,154	56,552
Cash and cash equivalents, beginning of period	16,110	25,373

Cash and cash equivalents, end of period	$18,264	$81,925

Supplemental disclosure of cash flow information
Cash paid for interest	$33	$13
Supplemental disclosure of noncash financing activities
Cashless exercise of warrants	$11,919	$—

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

The Company incurred losses of $282,406 from inception through June 30, 2012 and had an accumulated deficit of $296,268 at June 30, 2012, which includes preferred stock dividends recognized until the Company’s initial public offering in 2006. The Company has funded its operations primarily through the sale of equity securities, borrowings from debt facilities and the receipt of milestone and cost-sharing receipts from a former collaboration partner, Gilead Sciences, Inc. (“Gilead”).

The Company believes that its existing cash, cash equivalents and marketable securities will be sufficient to support its current operating plan through at least June 30, 2013. However, the Company’s operating plan may change as a result of many factors, including but not limited to:

•	the costs involved in the clinical development, manufacturing and formulation of sovaprevir (formerly known as ACH-1625), ACH-2684 and ACH-3102;

•	the Company’s ability to, and its choice whether to, enter into corporate collaborations for its hepatitis C (“HCV”) candidates and the terms and success of these collaborations;

•	the costs involved in obtaining regulatory approvals for the Company’s drug candidates;

•	the scope, prioritization and number of programs the Company pursues;

•	the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent and other intellectual property claims;

•	the Company’s ability to raise incremental debt or equity capital, including any changes in the credit market that may impact its ability to obtain capital in the future;

•	the Company’s acquisition and development of new technologies and drug candidates; and

•	competing technological and market developments currently unknown to the Company.

Certain prior period amounts have been reclassified to conform to the current year’s presentation. The premiums paid on the purchase of marketable securities were reclassified from investing activities to operating activities on the Statement of Cash Flows for the six months ended June 30, 2011.

2. Accounting Standards Updates

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05 “Comprehensive Income: Presentation of Comprehensive Income.” Under the amendment, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This amendment, therefore, eliminated the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendment did not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. In December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05” (“ASU 2011-12”). ASU 2011-12 deferred changes in Update 2011-05 that relate to the presentation of reclassification adjustments. ASU 2011-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted this guidance as of January 1, 2012 and elected the single continuous statement option. As this guidance relates to presentation only, the adoption of this guidance did not have any other effect on the Company’s financial statements.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).” ASU 2011-04 represents converged guidance between U.S. GAAP and IFRS resulting in common requirements for measuring fair value and for disclosing information about fair value measurements. This new guidance is effective for interim and annual periods beginning after December 15, 2011. The Company adopted this guidance as of January 1, 2012. The adoption of ASU 2011-04 did not have a material impact on the Company’s condensed consolidated financial statements.

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

4. Earnings (Loss) Per Share (“EPS”)

Basic EPS is calculated by dividing net income or loss attributable to common stockholders by the weighted average common stock outstanding. Diluted EPS is calculated by adjusting weighted average common stock outstanding for the dilutive effect of common stock options and warrants. In periods in which a net loss is recorded, no effect is given to potentially dilutive securities, since the effect would be antidilutive. Securities that could potentially dilute basic EPS in the future were not included in the computation of diluted EPS because to do so would have been antidilutive. Potentially dilutive securities were as follows as of June 30, 2012 and 2011:

	June 30,
	2012	2011
Options	5,975	5,607
Warrants	6,071	9,664

Total potentially dilutive securities outstanding	12,046	15,271

5. Collaboration Arrangements

Gilead Sciences, Inc.

In November 2004, the Company entered into a research collaboration and license agreement with Gilead pursuant to which the Company agreed to collaborate exclusively with Gilead to develop and commercialize compounds for the treatment of chronic hepatitis C which inhibit HCV replication through a novel mechanism of action targeting the HCV NS4A protein. In February 2012, following on-going discussions between the Company and Gilead, Gilead provided a notice of termination of the collaboration as neither party was devoting significant time to advancing the compounds under the agreement. The Company retains the right to develop ACH-1095, an NS5A antagonist, although it does not have current plans to do so.

The Company received $10,000 from Gilead upon the execution of the license agreement, of which $2,000 was allocated to the fair value of the preferred stock purchased. The remaining $8,000 of the non-refundable up-front license fee, as well as a $2,000 milestone achieved during the period prior to achievement of proof-of-concept, were accounted for under the proportionate performance model.

During the six months ended June 30, 2012 and 2011, the Company recognized revenue related to external costs billed by the company to Gilead of $0 and $121, respectively, under the license agreement.

During the six months ended June 30, 2011, the Company did not recognize any revenue related to the amortization of deferred revenue as it was unable to estimate its total performance obligations under the collaboration. During the six months ended June 30, 2012, effective with the termination of the collaboration, the Company recognized the remaining $2,489 of deferred revenue as it no longer has any future obligations under the collaboration.

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

The Company may terminate the Agreement upon 30 days written notice in the event GCAT fails to meet any of the development or commercialization diligence milestones by the deadlines specified in the Agreement, or may terminate upon 90 days written notice in the event of a change of corporate control. In the event of a change of control, as defined in the Agreement, the Company shall pay GCAT termination fees, in an amount determined based upon specified progress milestones.

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

Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; or

Level 3: Unobservable inputs.

The fair value of the Company’s marketable securities of $41,692 and $63,833 as of June 30, 2012 and December 31, 2011, respectively, are valued based on level 2 inputs. The Company’s investments consist mainly of U.S. government and agency securities, government sponsored bond obligations and certain other corporate debt securities. Fair value is determined by taking into consideration valuations obtained from third-party pricing services. The third-party pricing services utilize industry standard valuation models, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; issuer credit spreads; benchmark securities; and other observable inputs. The Company has assessed these as level 2 within the fair value hierarchy of ASC 820. The Company classifies its entire investment portfolio as available for sale as defined in ASC 320, Debt and Equity Securities. Securities are carried at fair value with the unrealized gains (losses) reported as a separate component of stockholders’ equity within accumulated other comprehensive income.

The unrealized gain (loss) from marketable securities was $12 and $(20) at June 30, 2012 and December 31, 2011, respectively.

As of June 30, 2012 and December 31, 2011, none of the Company’s investments were determined to be other than temporarily impaired.

7. Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2012	December 31, 2011
Accrued compensation	$1,353	$1,169
Accrued research and development expenses	2,750	2,341
Accrued professional fees	427	281
Other accrued expenses	192	217

Total	$4,722	$4,008

Accrued research and development expenses are comprised of amounts owed to third-party contract research organizations, clinical investigators, laboratories and data managers for research and development work performed on behalf of the Company.

8. Debt

Debt consists of the following:

	June 30, 2012	December 31, 2011
2011 Credit Facility, payable in monthly installments through March 2015, with fixed interest of 6.44% to 6.79% per annum	$863	$370

Total debt	863	370
Less: current portion	(339)	(141)

Total long-term debt, net of current portion	$524	$229

In March 2011, the Company entered into a Master Security Agreement for a $2,000 Capital Expenditure Line of Credit, (the “2011 Credit Facility”) with Webster Bank. Under the 2011 Credit Facility, the Company can draw down equipment loan advances for the purchase of new laboratory equipment through March 2013. The purchased equipment serves as collateral for the 2011 Credit Facility. Through June 30, 2012, the Company had drawn down a total of $1,047 under the 2011 Credit Facility.

The fair value for this debt would be classified as a level 2 measurement due to the use of inputs based on similar liabilities in the market. At this time, the carrying value approximates fair value.

9. Stock Based Compensation

The Company’s 2006 Stock Incentive Plan, (“2006 Plan”), is administered by the Company’s Board of Directors and provides for the grant of incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights and other stock based awards. The Company’s officers, employees, consultants, advisors and directors are eligible to receive awards under the 2006 Plan; however, incentive stock options may only be granted to employees. Options granted are exercisable for a period determined by the Company, but in no event longer than ten years from the date of the grant. Options generally vest ratably over four years. There were 7,215 shares available to be granted under the 2006 Plan as of June 30, 2012.

A summary of the status of the Company’s stock option activity for the six months ended June 30, 2012 is presented in the table and narrative below:

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2012	6,610	$4.40
Granted	217	6.85
Exercised	(500)	2.48
Cancelled	(20)	1.92
Forfeited	(332)	5.26

Outstanding at June 30, 2012	5,975	$4.61

Options exercisable at June 30, 2012	3,241	$4.52

Weighted-average fair value of options granted during the period		$4.93

The Company utilizes the Black-Scholes option pricing model for determining the estimated fair value for stock based awards. The Black-Scholes model requires the use of assumptions which determine the fair value of the stock based awards. The assumptions used to value options granted are as follows:

	For the Six Months Ended
	June 30, 2012	June 30, 2011
Expected term of option	5.0 - 6.1 years	5.0 - 6.1 years
Expected volatility	88%	87%
Risk free interest rate	0.92 - 1.33%	2.13 - 2.57%
Expected dividend yield	0%	0%

Total compensation expense recorded in the accompanying statements of comprehensive loss associated with option grants made to employees was $761 and $616 for the three months ended June 30, 2012 and 2011, respectively. Total compensation expense recorded in the accompanying statements of operations associated with option grants made to employees was $1,602 and $1,213 for the six months ended June 30, 2012 and 2011, respectively. The Company recorded no tax benefit related to these options since the Company currently maintains a full valuation allowance on its deferred tax assets.

As of June 30, 2012, the intrinsic value of the options outstanding was $13,957, of which $8,576 related to vested options and $5,381 related to unvested options. The intrinsic value of stock options is calculated based on the difference between the exercise prices of the common stock underlying the awards and the quoted stock price of the Company’s common stock as of the reporting date.

As of June 30, 2012, the total compensation cost related to unvested options not yet recognized in the financial statements is approximately $7,861, net of estimated forfeitures, and the weighted average period over which this amount is expected to be recognized is 1.5 years.

10. Stockholders’ Equity

Changes in stockholders’ equity for the six months ended June 30, 2012 and 2011 were as follows:

	For the Six Months Ended June 30,
	2012	2011

Balance at December 31, 2011 and 2010	$70,968	$50,544
Net loss	(20,668)	(21,383)
Stock based compensation	1,735	1,326
Exercise of stock options	1,237	480
Change in unrealized gain on marketable securities	32	2
Issuance of common stock	—	60,960
Issuance of common stock under the Employee Stock Purchase Plan	88	75

Balance at June 30, 2012 and 2011	$53,392	$92,004

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. All statements other than statements relating to historical matters including statements to the effect that we “believe,” “expect,” “anticipate,” “plan,” “target,” “intend” and similar expressions should be considered forward-looking statements. Our actual results could differ materially from those discussed in the forward-looking statements as a result of a number of important factors, including factors discussed in this section and elsewhere in this quarterly report on Form 10-Q, including those discussed in Part II, Item 1A of this report under the heading “Risk Factors,” and the risks discussed in our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as the date hereof. We assume no obligation to update these forward-looking statements to reflect events or circumstances that arise after the date hereof.

Overview

We are a biopharmaceutical company that was established to discover, develop and commercialize innovative treatments for infectious diseases. Within the anti-infective market, we are currently concentrating on the development of antivirals for the treatment of chronic hepatitis C infection, or HCV, and the development of antibacterials for the treatment of resistant bacterial infections. We are currently focusing our efforts on developing the following drug candidates for the treatment of HCV:

•	Sovaprevir, formerly ACH-1625, a NS3 protease inhibitor for the treatment of HCV, currently in phase II clinical development;

•	ACH-2684, a NS3 protease inhibitor for the treatment of HCV, currently in phase I clinical development;

•	ACH-2928, a NS5A inhibitor for the treatment of HCV, which recently completed phase I clinical development; and

•	ACH-3102, a NS5A inhibitor for the treatment of HCV, currently in phase I clinical development.

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

We have devoted and are continuing to devote substantially all of our efforts toward product research and development. We have incurred losses of $282 million from inception through June 30, 2012 and had an accumulated deficit of $296 million at June 30, 2012, which includes preferred stock dividends recognized until our initial public offering in 2006. Our net losses were $20.7 million and $21.4 million for the six months ended June 30, 2012 and 2011, respectively. We have funded our operations primarily through:

•

proceeds from the sale of equity securities, including our initial public offering in October 2006, private placements of our common stock in August 2008 and August 2010 and public offerings of our common stock in January 2010 and June 2011;

•	borrowings from debt facilities; and

•	receipts from up-front and milestone payments, as well as cost-sharing receipts, from our former collaboration partner, Gilead Sciences, Inc., or Gilead.

We expect to incur substantial and increasing losses for at least the next several years as we seek to:

•	continue clinical testing of sovaprevir, formerly ACH-1625, ACH-2684, and ACH-3102; and

•	identify and progress additional drug candidates.

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

In addition to the risks associated with companies at our current stage of development, there can be no assurance that we will successfully complete our research and development, obtain adequate patent protection for our technology, obtain necessary government regulatory approval for drug candidates we develop, find and maintain appropriate collaboration partners or that any approved drug candidates will be commercially viable. In addition, we may not be profitable even if we succeed in commercializing any of our drug candidates.

Financial Operations Overview

Revenue

To date, we have not generated revenue from the sale of any drugs. The majority of our revenue recognized to date has been derived from our former collaboration with Gilead to develop compounds for use in treating chronic hepatitis C. During the six months ended June 30, 2012 and 2011 we recognized $2.5 million and $121,000, respectively, under this collaboration agreement.

Upon initiating the collaboration with Gilead in 2004, we received a payment of $10.0 million, which included an equity investment by Gilead determined to be worth approximately $2.0 million. The remaining $8.0 million, as well as a $2.0 million milestone achieved during the period prior to proof-of-concept, was accounted for under the proportionate performance model. Revenue under the proportionate performance model was recognized as effort under the collaboration was incurred. Payments made by us to Gilead in connection with this collaboration were recognized as a reduction of revenue.

In February 2012, following on-going discussions between us and Gilead, Gilead provided a notice of termination of the collaboration as neither party was devoting significant time to advancing the compounds under the agreement. We retain the right to develop ACH-1095, although we do not have current plans to do so.

We did not recognize any revenue related to the amortization of deferred revenue during the six months ended June 30, 2011, as we were unable to accurately estimate our total performance obligations under the Gilead collaboration. Effective with the February 2012 termination of the collaboration, we recognized the remaining $2.5 million of deferred revenue.

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

We have established our current drug candidate pipeline primarily through our internal discovery capabilities except for elvucitabine, which we in-licensed. Through these efforts we have identified and are developing the following drug candidates and programs:

•

Sovaprevir (formerly ACH-1625), a NS3 Protease Inhibitor for Chronic HCV Infection. In April 2012, we announced data from an on-going phase IIa clinical trial conducted in both the United States and Europe to assess sovaprevir’s safety, tolerability, pharmacokinetic properties and efficacy in treatment-naïve genotype 1 HCV-infected subjects. In this trial, patients received sovaprevir at doses of 200mg, 400mg and 800mg once-daily in combination with pegylated interferon alpha and ribavirin, or P/R. Sovaprevir was demonstrated to achieve a complete early virologic response, or cEVR, in 94% to 100% of patients. Mean viral load, a measurement of the amount of virus in the blood stream, was reduced in HCV-infected patients by 4.56 log10 to 5.08 log10 , or reduction of over 99.9% of the virus. Sovaprevir continued to be safe and well-tolerated with no significant drug-related adverse events. Liver enzyme elevations were transient with all patients returning to baseline values while on treatment, and attributable to non-drug-related factors. The phase IIa clinical trial is continuing with certain patients receiving P/R therapy for up to 48 weeks. In August 2012, we announced Sustained Viral Response four weeks (SVR4) after the completion of 24 weeks of therapy consisting of 12 weeks of sovaprevir and P/R followed by additional 12 weeks of P/R. In all, 39 patients were assigned to receive 24 weeks of therapy with the remaining 18 patients assigned to receive an additional 36 weeks of P/R. The SVR4 rates were 90%; 85%; and 100% in the 200 mg, 400 mg, and 800 mg dose groups, respectively. Additional SVR data will be presented when all patients complete their four and twelve week post-treatment visits, expected in the first quarter of 2013. Sovaprevir was also demonstrated to show efficacy in a pilot study of treatment-naïve patients infected with genotype 3 HCV. In addition, mutations commonly associated with protease inhibitor therapy including mutations at R155, A156 and D168 were not observed with sovaprevir treatment. In December 2011, sovaprevir was granted Fast Track status by the United States Food and Drug Administration, or FDA.

•

ACH-2684, a NS3 Protease Inhibitor for Chronic HCV Infection. In preclinical studies, ACH-2684 has demonstrated excellent potency, as well as good pharmacokinetic and safety profiles. Pharmacokinetics refers to the way in which the compound is taken into, moves through, and is eliminated from the body. The potency and virology profiles of ACH-2684 demonstrate that it effectively suppresses a broad range of viral subtypes and natural variants of HCV, and may be effective in the prevention and treatment of emerging resistant variants. This compound also retains potent in vitro activity against all known HCV genotypes 1-6. In preclinical studies, ACH-2684 was effective in combination with other HCV inhibitors, and in vitro is synergistic with NS5B nucleoside polymerase inhibitors. In phase I clinical studies, twice daily doses of 400mg of ACH-2684 reduced viral load by a maximal 4.63 log10 in genotype 1 HCV patients and by a maximal 2.03 log10 in genotype 3 HCV patients. Additionally, once daily doses of 400mg of ACH-2684 reduced viral load by a mean maximum 3.73 log10 in patients with HCV genotype 1. The compound demonstrated good safety and tolerability both in healthy volunteers and in patients with HCV in all segments of these phase 1 clinical trials. Additional arms of this phase I trial in HCV-infected patients remain on-going.

•

ACH-2928, a NS5A Inhibitor for Chronic HCV Infection. In preclinical studies, this compound demonstrated excellent potency against HCV replication, as well as good pharmacokinetic and safety profiles. ACH-2928 is highly active and potent against HCV genotypes 1a and 1b, as well as across other genotypes. We believe the high potency of ACH-2928, in the picomolar range, and its favorable pharmacokinetic properties, strongly suggest once-daily dosing. Importantly, NS5A inhibitors have been demonstrated in clinical trials to be highly effective in combination with NS3 protease inhibitors, and in in vitro studies to be highly effective in combination with NS5B polymerase inhibitors, interferon and ribavirin. In phase I clinical studies, ACH-2928 was demonstrated to reduce viral load by a maximal 4.86 log10 and was safe and well-tolerated. Within the NS5A class of compounds, our future clinical focus will be on ACH-3102 due to that compound’s differentiated resistance profile.

•

ACH-3102, a NS5A Inhibitor for Chronic HCV Infection. In preclinical studies, ACH-3102 has demonstrated potent pan-genotypic activity, meaning activity against HCV subtypes referred to as genotypes 1 through 6, including excellent activity against both the 1a genotype and known mutant variants of genotype 1 HCV. We filed an IND for ACH-3102 in March 2012 and initiated a phase 1 human clinical trial in May 2012 which remains on-going. In August 2012, we reported that 42 healthy volunteers have received a single dose of ACH-3102, ranging from 25 mg to 1,000 mg, and 24 healthy volunteers have received 14 days of once daily ACH-3102, with doses ranging from 25 mg to 75 mg. Preliminary data from both the single and multiple ascending dose groups demonstrated that ACH-3102 was well tolerated with no serious adverse events, no clinically significant changes in vital signs, electrocardiograms (ECGs), or laboratory evaluations. All reported adverse events were classified as mild or moderate, and were transient in nature. The Phase 1 trial has begun enrolling patients with genotype 1 HCV and results are expected to be reported in the third quarter of 2012. In May 2012, ACH-3102 was granted Fast Track status by the FDA.

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

	Six Months Ended June 30,
	2012	2011
	(in thousands)
Clinical candidate direct external costs:
Sovaprevir, formerly ACH-1625 (and related compounds)	$4,846	$6,867
ACH-2684 (and related compounds)	1,417	2,668
ACH-2928 (and related compounds)	522	1,586
ACH-3102 (and related compounds)	4,339	—
Other	570	92

	11,694	11,213
Direct internal personnel costs	4,723	3,765

Sub-total direct costs	16,417	14,978
Indirect costs and overhead	1,607	1,984
Research and development tax credit	(103)	(73)

Total research and development	$17,921	$16,889

We are currently conducting phase II clinical trials of sovaprevir and phase I clinical trials of ACH-2684 and ACH-3102.

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

Critical Accounting Standards and Estimates

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2011. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a significant impact on our financial results. During the first six months of 2012, there were no significant changes in our estimates and critical accounting policies.

Results of Operations

Results of operations may vary from period to period depending on numerous factors, including the timing of payments received under existing or future strategic alliances, joint ventures or financings, if any, the progress of our research and development projects, technological advances and determinations as to the commercial potential of proposed products.

Comparison of Three and Six Months Ended June 30, 2012 and 2011

Revenue. We recognized revenue of $0 and $56,000 for the three months ended June 30, 2012 and 2011, and $2.5 million and $121,000 for the six months ended June 30, 2012 and 2011, respectively. The increase in revenue in 2012 is primarily related to the recognition of $2.5 million of deferred revenue related to our former collaboration with Gilead, which was terminated in February 2012.

During the three and six months ended June 30, 2011, revenue related to external costs incurred by us and shared with Gilead. During this period, we were unable to estimate our future performance obligations under the collaboration, and therefore, ceased recognizing revenue related to upfront, milestone and full time equivalent payments previously received until we could reasonably estimate our total future performance obligations. During the six months ended June 30, 2012, effective with the termination of the collaboration, we recognized the remaining $2.5 million of deferred revenue as we no longer have any future obligations under the collaboration.

Research and Development Expenses. Research and development expenses were $9.0 million and $8.9 million for the three months ended June 30, 2012 and 2011, respectively, and $17.9 million and $16.9 million for the six months ended June 30, 2012 and 2011, respectively. The increase for the three and six months ended June 30, 2012 was primarily due to increased personnel costs related to the addition of personnel in our development group, and expenses related to preclinical and clinical testing of ACH-3102, partially offset by decreased clinical trial expenses for ACH-1625 and ACH-2684 during the three months ended June 30, 2012. We expect research and development expenses to remain materially consistent with the first half of 2012 during the remainder of the year, as we continue clinical testing of sovaprevir (formerly ACH-1625), ACH-2684, and ACH-3102. Research and development expenses for the three and six months ended June 30, 2012 and 2011 are comprised as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
Personnel costs	$2,160	$1,593	$567	$4,105	$3,220	$885
Stock based compensation	233	277	(44)	618	543	75
Outsourced research and supplies	5,636	6,129	(493)	11,071	11,070	1
Professional and consulting fees	382	397	(15)	1,093	1,050	43
Facilities costs	513	460	53	1,005	933	72
Travel and other costs	88	80	8	132	146	(14)
Research and development tax credit	(33)	(40)	7	(103)	(73)	(30)

Total	$8,979	$8,896	$83	$17,921	$16,889	1,032

General and Administrative Expenses. General and administrative expenses were $2.6 million and $2.4 million for the three months ended June 30, 2012 and 2011, respectively, and $5.3 million and $4.7 million for the six months ended June 30, 2012 and 2011, respectively. The increase for the three and six months ended June 30, 2012 was primarily due to an increase in professional and consulting fees including corporate legal fees, directors’ compensation and business development consulting fees. Non-cash charges related to stock based compensation also increased. We expect that general and administrative expenses will be consistent for the remainder of the year. General and administrative expenses for the three and six months ended June 30, 2012 and 2011 are comprised as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
Personnel costs	$708	$755	$(47)	$1,549	$1,520	$29
Stock based compensation	582	401	181	1,117	783	334
Professional and consulting fees	762	688	74	1,635	1,255	380
Facilities costs	279	282	(3)	494	515	(21)
Travel and other costs	249	310	(61)	523	586	(63)

Total	$2,580	$2,436	$144	$5,318	$4,659	$659

Other Income (Expense). Interest income was $55,000 and $30,000 for the three months ended June 30, 2012 and 2011, respectively. The increase was primarily due to increased average cash balances in 2012. Interest expense was $23,000 and $4,000 for the three months ended June 30, 2012 and 2011, respectively. The increase was primarily due to higher average debt facility balances outstanding in 2012.

Interest income was $119,000 and $70,000 for the six months ended June 30, 2012 and 2011, respectively. The increase was primarily due to increased average cash balances in 2012. Interest expense was $37,000 and $26,000 for the six months ended June 30, 2012 and 2011, respectively. The increase was primarily due to higher average debt facility balances outstanding in 2012.

Liquidity and Capital Resources

Since our inception in August 1998, we have financed our operations primarily through the issuance of stock and borrowings under debt facilities, as well as through receipts from our former collaboration with Gilead. Through June 30, 2012, we have received approximately $332.2 million in aggregate gross proceeds from stock issuances, including convertible preferred stock, our initial public offering, our 2008 and 2010 private placements and our 2010 and 2011 public offerings, $19.5 million from Gilead under our collaboration agreement and approximately $23.2 million under debt facilities. As of June 30, 2012, our debt balance due to borrowings was $863,000 with a weighted average interest rate of 6.56%.

We had $60.0 million and $79.9 million in cash, cash equivalents and marketable securities as of June 30, 2012 and December 31, 2011, respectively. We regularly review our investments and monitor the financial markets. As of June 30, 2012, our cash, cash equivalents and marketable securities included high-quality financial instruments, primarily money market funds, government sponsored bond obligations and other corporate debt securities which we believe are subject to limited credit risk.

Cash used in operating activities was $21.2 million for the six months ended June 30, 2012 and was primarily attributable to our $20.7 million net loss combined with a decrease in deferred revenue and an increase in prepaid expenses. This was partially offset by non-cash stock based compensation, combined with an increase in accrued expenses. Cash used in operating activities was $16.6 million for the six months ended June 30, 2011 and was primarily attributable to our $21.4 million net loss, partially offset by non-cash stock based compensation, combined with increases in accounts payable and accrued expenses.

Cash provided by investing activities was $21.5 million for the six months ended June 30, 2012 and was primarily attributable to the maturities of marketable securities offset by purchases of marketable securities. Cash provided by investing activities was $11.7 million for the six months ended June 30, 2011 and was primarily attributable to the maturities of marketable securities offset by purchases of marketable securities.

Cash provided by financing activities was $1.8 million for the six months ended June 30, 2012 and was primarily attributable to proceeds from the exercise of stock options combined with borrowings from our credit facility. Cash provided by financing activities was $61.5 million for the six months ended June 30, 2011 and was primarily attributable to $61.0 million in net proceeds from the sale of 11,040,000 shares of common stock in June 2011.

We expect to incur continuing and increasing losses from operations for at least the next several years as we seek to:

•	continue clinical testing of sovaprevir, formerly ACH-1625, ACH-2684 and ACH-3102; and

•	identify and progress additional drug candidates.

We believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our projected operating requirements through at least June 30, 2013. However, our funding resources and requirements may change and will depend upon numerous factors, including but not limited to:

•	the costs involved in the clinical development, manufacturing and formulation of sovaprevir, formerly ACH-1625, ACH-2684 and ACH-3102;

•	our ability to, and our choice whether to, enter into corporate collaborations for our HCV candidates and the terms and success of these collaborations;

•	the costs involved in obtaining regulatory approvals for our drug candidates;

•	the scope, prioritization and number of programs we pursue;

•	the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent and other intellectual property claims;

•	our ability to raise incremental debt or equity capital, including any changes in the credit market that may impact our ability to obtain capital in the future;

•	our acquisition and development of new technologies and drug candidates; and

•	competing technological and market developments currently unknown to us.

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

Capital Market Risk. We currently have no product revenues and depend on funds raised through other sources. One source of funding is through future debt or equity offerings. Our ability to raise funds in this manner depends upon capital market forces affecting our stock price.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective, at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a–15(d) and 15d–15(d) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have invested a significant portion of our efforts and financial resources in the development of our candidates for the treatment of HCV, including our protease inhibitors, sovaprevir, formerly ACH-1625, and ACH-2684, and our NS5A inhibitors, ACH-2928 and ACH-3102. Our ability to generate revenues will depend heavily on the successful development and commercialization of these drug candidates. The development and commercial success of these drug candidates will depend on several factors, including the following:

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

We are currently conducting a phase IIa clinical trial for sovaprevir and phase I clinical trials for ACH-2684 and ACH-3102. Positive results in preclinical studies of a drug candidate may not be predictive of similar results in human clinical trials, and promising results from early clinical trials of a drug candidate may not be replicated in later clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in early-stage development. Accordingly, the results from the preclinical studies of sovaprevir, ACH-2684, ACH-2928, ACH-3102 or the completed clinical trials for sovaprevir, ACH-2684 or ACH-2928, may not be predictive of the results we may obtain in later stage trials.

We do not expect any of our drug candidates for the treatment of HCV to be commercially available for at least several years, if at all.

We have a limited operating history and have incurred a cumulative loss since inception. If we do not generate significant revenues, we will not be profitable.

We have incurred significant losses since our inception in August 1998. As of June 30, 2012, our accumulated deficit was approximately $296 million. We have not generated any revenue from the sale of drug candidates to date. We expect that our annual operating losses will increase over the next several years as we expand our research, development and commercialization efforts.

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

If approved, our protease inhibitors, sovaprevir, formerly ACH-1625, and ACH-2684, and our NS5A inhibitors, ACH-2928 and ACH-3102, would compete with drugs currently approved for the treatment of HCV, e.g., the interferon-alpha-based products from Roche (Pegasys and Roferon-A) or Merck (Intron-A or Peg-Intron), the ribavirin-based products from Merck (Rebetrol), Roche (Copegus) or generic versions sold by various companies, as well as recently-approved protease inhibitors telaprevir (Incivek) by Vertex and boceprevir (Victrelis) by Merck. In addition, our HCV compounds may compete with the interferon- and ribavirin-based drugs currently in development such as Valeant’s ribavirin analog (Viramidine) and Bristol - Myers Squibb’s interferon lambda, and with other products in development in multiple classes including protease inhibitors, polymerase inhibitors (nucleoside and non-nucleoside), NS5A inhibitors, toll-like receptor inhibitors and cyclophilin inhibitors also under development for the treatment of HCV by companies such as Abbott, Astra-Zeneca, Boehringer Ingelheim, Bristol-Myers Squibb, Celgene, Enanta, Gilead, GlaxoSmithKline, Idenix, Johnson & Johnson, Presidio, Medivir, Merck, Novartis, Pfizer, Roche, Valeant and Vertex.

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

We believe that our existing cash, cash equivalents and marketable securities will be sufficient to support our current operating plan through at least June 30, 2013. Our operating plan may change as a result of many factors, including:

•	the costs involved in the clinical development, manufacturing and formulation of our protease inhibitors, sovaprevir, formerly ACH-1625, and ACH-2684, and our NS5A inhibitor, ACH-3102;

•	our ability to enter into corporate collaborations for our HCV candidates and the terms and success of these collaborations;

•	the costs involved in obtaining regulatory approvals for our drug candidates;

•	the scope, prioritization and number of programs we pursue;

•	the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent and other intellectual property claims;

•	our ability to raise incremental debt or equity capital, including any changes in the credit market that may impact our ability to obtain capital in the future;

•	our acquisition and development of new technologies and drug candidates; and

•	competing technological, regulatory and market developments currently unknown to us.

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

We may seek additional financing through a combination of private and public equity offerings, debt financings and collaboration, strategic alliance and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, ownership interest will be diluted, and the terms may include adverse liquidation or other preferences that adversely affect your rights as a stockholder. Since August 2008, we have issued an aggregate of 53,346,006 shares of our common stock in two private placements and two public offerings as well as warrants to purchase an aggregate of 9,599,950 shares of our common stock. These financings substantially diluted our existing stockholders.

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

In addition, in the phase IIa clinical study currently on-going, sovaprevir, formerly ACH-1625, is being studied in combination with the current standard of care. Recently approved therapies, including telaprevir (Incivek) and boceprivir (Victrelis) could result in a change to the standard of care which may require us to carry out more extensive studies, evaluate different treatment combinations or complete comparative effectiveness studies, resulting in significant delays and/or increased costs.

We, and a number of other companies in the pharmaceutical and biotechnology industries, have suffered significant setbacks in later stage clinical trials even after achieving promising results in early-stage development.

If we are unable to obtain U.S. and/or foreign regulatory approval, we will be unable to commercialize our drug candidates.

Our drug candidates are subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, safety, efficacy, record keeping, labeling, marketing and distribution of drugs. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process are required in the United States and in many foreign jurisdictions prior to the commercial sale of our drug candidates. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. It is possible that none of the drug candidates we are developing will obtain marketing approval. In connection with the clinical trials for sovaprevir, formerly ACH-1625, ACH-2684, ACH-2928, ACH-3102 and any other drug candidate we may seek to develop in the future, we face risks that:

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

We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA. The time required to complete clinical trials and for the FDA and other countries’ regulatory review processes is uncertain and typically takes many years. Our analysis of data obtained from preclinical and clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. We may also encounter unanticipated delays or increased costs due to government regulation from future legislation or administrative action or changes in FDA policy during the period of product development, clinical trials, and FDA regulatory review.

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

We, the FDA or other applicable regulatory authorities may suspend clinical trials of a drug candidate at any time if we or they believe the subjects or patients participating in such clinical trials are being exposed to unacceptable health risks or for other reasons. For example, as we advance sovaprevir, formerly ACH-1625, into longer term clinical trials in phase II, we have established predetermined stopping rules, as well as a Data Safety Monitoring Board (DSMB) in order to monitor and ensure patient safety. Any interruption of these clinical trials, whether as a result of one of our drug candidates, or of co-administration of a concomitant anti-HCV agent, or of administrative review delays on the part of the FDA, could cause delays in our drug development.

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

Fast Track designation does not guarantee approval, or expedited approval, of sovaprevir, formerly ACH-1625, or ACH-3102 and there is no guarantee that sovaprevir or ACH-3102 will maintain Fast Track designation.

In December 2011 and May 2012, we announced that the FDA granted Fast Track designation to sovaprevir and ACH-3102, respectively, for the treatment of HCV. Under the FDA Modernization Act of 1997, Fast Track designation is designed to facilitate the development and expedite the review of new drugs that are intended to treat serious or life-threatening conditions. Compounds selected must demonstrate the potential to address an unmet medical need for such a condition. Mechanisms intended to facilitate development include opportunities for frequent dialogue with FDA reviewers and for timely review of submitted protocols. However, the designation does not guarantee approval or expedited approval of any application for the product. Furthermore, the FDA may revoke Fast Track designation from a product candidate at any time if it determines that the criteria are no longer met.

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

We have an existing arrangement with GCA Therapeutics, LTD, or GCAT, for the development and commercialization of our HIV drug candidate, elvucitabine, in mainland China, Hong Kong, and Taiwan. We may enter into additional license arrangements in the future.

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

The development of directly acting antivirals to treat HCV, and the potential changes in market dynamics that may result from their introduction for HCV therapy, may present additional risks beyond those inherent in drug development.

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

The development plans for our compounds include treatment regimens with our inhibitors in combination with another DAA, or our inhibitors with one or more DAAs with or without concomitant ribavirin therapy. These development programs carry all the risks inherent in drug development activities, including the risk that they will fail to show efficacy or acceptable safety, as well as the risk that a safety issue related to one compound may negatively impact another compound with which it is dosed. In addition, these development programs may also be subject to additional regulatory, commercial and manufacturing risks that may be additional to the risks inherent in drug development activities.

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

Even if sovaprevir, formerly ACH-1625, ACH-2684, ACH-2928, ACH-3102 or any other drug candidates we may develop or acquire in the future obtain regulatory approval, they may not gain market acceptance among physicians, health care payors, patients and the medical community. Factors that we believe could materially affect market acceptance of our product candidates include:

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

The HCV inhibitor space is particularly crowded in terms of intellectual property, and we are aware that certain competitors such as Merck, Vertex, AstraZeneca, Bayer, Gilead and Bristol-Myers Squibb, have disclosed compounds that may be prior art to our patent applications and prevent issuance or alter the scope of any claims that we may pursue related to our drug candidates. For example, with regard to ACH-2928, we are aware that this compound and closely related inhibitors have been disclosed in third party published patent applications and ultimately could be deemed to constitute prior art. These competitive activities may substantially impact our ability to obtain patent protection on our lead drug candidates and/or to commercialize such drug candidates in the absence of patent rights from one or more third parties.

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

The Leahy-Smith America Invents Act, or the America Invents Act, was signed into law in September 2011, with many of the substantive changes becoming effective in one year or 18 months. The America Invents Act reforms United States patent law in part by changing the standard for patent approval from a “first to invent” standard to a “first to file” standard and developing a post-grant review system. This new legislation changes United States patent law in a way that may weaken our ability to obtain patent protection in the United States.

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

As of August 1, 2012, our directors, executive officers and current holders of more than 5% of our outstanding common stock, together with their affiliates and related persons, beneficially own, in the aggregate, approximately 30% of our outstanding common stock. As a result, these stockholders, if acting together, have the ability to determine the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets and other extraordinary transactions. The interests of this group of stockholders may not always coincide with our corporate interests or the interest of other stockholders, and they may act in a manner with which you may not agree or that may not be in the best interests of other stockholders. This concentration of ownership may have the effect of:

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

The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future. During the period from January 1, 2007 to August 1, 2012, our stock price has ranged from a low of $0.68 to a high of $19.61. Market prices for securities of early stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the results of our clinical trials of our protease inhibitors, sovaprevir, formerly ACH-1625, and ACH-2684 and our NS5A inhibitors, ACH-2928 and ACH-3102;

•	the results of clinical trials conducted by others on drugs that would compete with our drug candidates;

•	the announcements of those data, particularly at high profile medical meetings, and the investment community’s perception of and reaction to those data;

•	the ability of our drug candidates to be dosed safely in combination with other drugs and/or drug candidates, both ours and others;

•	the entry into, modification of, or termination of key agreements, or any new collaboration agreement we may enter;

•	market expectations about the timeliness of our entry into, or failure to enter, collaboration arrangements with third parties;

•	the entry by a potential third-party collaborator into an alliance with a competitor, or the entry by any other HCV drug developer into an alliance that may be perceived as competitive to us;

•	the continued industry consolidation of pharmaceutical companies developing HCV drug therapies, or the acquisition of any one of our HCV drug development competitors;

•	the premiums on other transactions and any significant increases or decreases of those premiums;

•	the results of regulatory reviews relating to the approval of our drug candidates;

•	our failure to obtain patent protection for any of our drug candidates or the issuance of third party patents that cover our drug candidates;

•	the initiation of, material developments in, or conclusion of litigation to enforce or defend any of our intellectual property rights;

•	failure of any of our drug candidates, if approved, to achieve commercial success;

•	general and industry-specific economic conditions that may affect our research and development expenditures;

•	the launch of drugs by others that would compete with our drug candidates;

•	the failure or discontinuation of any of our research programs;

•	issues in manufacturing our drug candidates or any approved products;

•	the introduction of technological innovations or new commercial products by us or our competitors;

•	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;

•	future sales of our common stock;

•	changes in the structure of health care payment systems;

•	period-to-period fluctuations in our financial results; and

•	low trading volume of our common stock.

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

ITEM 6.	EXHIBITS

10.1	2006 Stock Incentive Plan, as amended.

10.2	Letter Agreement, dated June 25, 2012, by and between Dr. Elizabeth A. Olek and the Registrant.

31.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*	Submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets at June 30, 2012 and December 31, 2011 (unaudited), (ii) Statements of Comprehensive Loss for the three and six months ended June 30, 2012 and 2011 (unaudited), (iii) Statements of Cash Flows for the six months ended June 30, 2012 and 2011 (unaudited), and (iv) Notes to Financial Statements (unaudited).

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

ACHILLION PHARMACEUTICALS, INC.

Date: August 8, 2012	/s/ Michael D. Kishbauch
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2012	/s/ Mary Kay Fenton
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1	2006 Stock Incentive Plan, as amended.

10.2	Letter Agreement, dated June 25, 2012, by and between Dr. Elizabeth A. Olek and the Registrant.

31.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*	Submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets at June 30, 2012 and December 31, 2011 (unaudited), (ii) Statements of Comprehensive Loss for the three and six months ended June 30, 2012 and 2011 (unaudited), (iii) Statements of Cash Flows for the six months ended June 30, 2012 and 2011 (unaudited), and (iv) Notes to Financial Statements (unaudited).

In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.