Form 10-Q
period 2012-09-30
ACHILLION PHARMACEUTICALS INC
filed 2012-11-08
CIK 1070336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 1, 2012, the registrant had 79,517,386 shares of Common Stock, $0.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Achillion Pharmaceuticals, Inc.

Balance Sheets

(in thousands, except per share amounts)

(Unaudited)

	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$20,841	$16,110
Marketable securities	60,066	37,456
Accounts and other receivables	463	103
Prepaid expenses and other current assets	2,290	1,423

Total current assets	83,660	55,092
Marketable securities	9,741	26,377
Fixed assets, net	1,308	994
Deferred financing costs	10	15
Restricted cash	152	152

Total assets	$94,871	$82,630

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,866	$4,795
Accrued expenses	6,549	4,008
Current portion of long-term debt	345	141

Total current liabilities	12,760	8,944
Long-term debt	436	229
Deferred revenue	—	2,489

Total liabilities	13,196	11,662

Commitments and contingencies

Stockholders’ Equity:
Common Stock, $0.001 par value; 200,000 shares authorized: 79,517 and 69,788 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	80	70
Additional paid-in capital	393,073	346,518
Accumulated deficit	(311,523)	(275,600)
Accumulated other comprehensive income (loss)	45	(20)

Total stockholders’ equity	81,675	70,968

Total liabilities and stockholders’ equity	$94,871	$82,630

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Comprehensive Loss

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$—	$64	$2,489	$185

Operating expenses
Research and development	12,641	8,615	30,562	25,504
General and administrative	2,647	1,922	7,965	6,581

Total operating expenses	15,288	10,537	38,527	32,085

Loss from operations	(15,288)	(10,473)	(36,038)	(31,900)
Other income (expense)
Interest income	49	44	168	114
Interest expense	(16)	(9)	(53)	(35)

Net loss	(15,255)	(10,438)	(35,923)	(31,821)

Total comprehensive loss	(15,222)	(10,485)	(35,858)	(31,866)

Basic and diluted net loss per share	$(0.20)	$(0.15)	$(0.50)	$(0.51)

Weighted average number of shares used in computing basic and diluted net loss per share	74,647	69,725	72,099	62,392

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities
Net loss	$(35,923)	$(31,821)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	319	236
Noncash stock based compensation	2,669	1,984
Noncash interest expense	—	9
(Gain) loss on disposal of equipment	—	(110)
Premium on purchases of marketable securities	(622)	(470)
Amortization of premium on marketable securities	314	351
Changes in operating assets and liabilities:
Accounts and other receivables	(360)	153
Prepaid expenses and other assets	(867)	129
Accounts payable	1,071	1,396
Accrued expenses	2,541	2,021
Deferred revenue	(2,489)	—

Net cash used in operating activities	(33,347)	(26,122)

Cash flows from investing activities
Purchases of fixed assets	(628)	(593)
Purchases of marketable securities	(71,051)	(72,405)
Maturities of marketable securities	65,450	35,694

Net cash used in investing activities	(6,229)	(37,304)

Cash flows from financing activities
Proceeds from sale of common stock, net of issuance costs	41,682	60,947
Proceeds from exercise of stock options	2,126	511
Proceeds from sale of common stock under Employee Stock Purchase Plan	88	75
Payment of deferred financing costs	—	(18)
Borrowings of debt	609	438
Repayments of debt	(198)	(512)

Net cash provided by financing activities	44,307	61,441

Net increase (decrease) in cash and cash equivalents	4,731	(1,985)
Cash and cash equivalents, beginning of period	16,110	25,373

Cash and cash equivalents, end of period	$20,841	$23,388

Supplemental disclosure of cash flow information
Cash paid for interest	$46	$20
Supplemental disclosure of noncash financing activities
Cashless exercise of warrants	$14,106	$—

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

The Company incurred losses of $297,661 from inception through September 30, 2012 and had an accumulated deficit of $311,523 at September 30, 2012, which includes preferred stock dividends recognized until the Company’s initial public offering in 2006. The Company has funded its operations primarily through the sale of equity securities.

The Company believes that its existing cash, cash equivalents and marketable securities will be sufficient to support its current operating plan through at least September 30, 2013. However, the Company’s operating plan may change as a result of many factors, including but not limited to:

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

Certain prior period amounts have been reclassified to conform to the current year’s presentation. The premiums paid on the purchase of marketable securities were reclassified from investing activities to operating activities on the Statement of Cash Flows for the nine months ended September 30, 2011.

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

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).” ASU 2011-04 represents converged guidance between generally accepted accounting principles in the United States (“U.S. GAAP”) and IFRS resulting in common requirements for measuring fair value and for disclosing information about fair value measurements. This new guidance is effective for interim and annual periods beginning after December 15, 2011. The Company adopted this guidance as of January 1, 2012. The adoption of ASU 2011-04 did not have a material impact on the Company’s condensed consolidated financial statements.

3. Basis of Presentation

The accompanying unaudited financial statements of the Company should be read in conjunction with the audited financial statements and notes as of and for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 8, 2012. The accompanying financial statements have been prepared in accordance with U.S. GAAP for interim financial information, in accordance with the instructions to Form 10-Q and the guidance in Article 10 of Regulation S-X. Accordingly, since they are interim financial statements, the accompanying financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. The accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

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

4. Financing Activities

In August 2012, the Company issued 6,368 shares of the Company’s common stock, par value $0.001 per share, at a price per share of $6.57, in a registered direct offering to funds managed by QVT Financial LP. The shares were offered and sold pursuant to a registration statement on Form S-3 and a related prospectus supplement filed with the SEC on August 30, 2012. The offering resulted in net proceeds to the Company of $41,682.

5. Earnings (Loss) Per Share (“EPS”)

Basic EPS is calculated by dividing net income or loss attributable to common stockholders by the weighted average common stock outstanding. Diluted EPS is calculated by adjusting weighted average common stock outstanding for the dilutive effect of common stock options and warrants. In periods in which a net loss is recorded, no effect is given to potentially dilutive securities, since the effect would be antidilutive. Securities that could potentially dilute basic EPS in the future were not included in the computation of diluted EPS because to do so would have been antidilutive. Potentially dilutive securities were as follows as of September 30, 2012 and 2011:

	September 30,
	2012	2011
Options	5,704	5,684
Warrants	5,369	9,664

Total potentially dilutive securities outstanding	11,073	15,348

6. Collaboration Arrangements

Gilead Sciences, Inc.

In November 2004, the Company entered into a research collaboration and license agreement with Gilead Sciences, Inc. (“Gilead”) pursuant to which the Company agreed to collaborate exclusively with Gilead to develop and commercialize compounds for the treatment of chronic hepatitis C which inhibit HCV replication through a novel mechanism of action targeting the HCV NS4A protein. In February 2012, following on-going discussions between the Company and Gilead, Gilead provided a notice of termination of the collaboration as neither party was devoting significant time to advancing the compounds under the agreement. The Company retains the right to develop ACH-1095, an NS5A antagonist, although it does not have current plans to do so.

The Company received $10,000 from Gilead upon the execution of the license agreement, of which $2,000 was allocated to the fair value of the preferred stock purchased. The remaining $8,000 of the non-refundable up-front license fee, as well as a $2,000 milestone achieved during the period prior to achievement of proof-of-concept, were accounted for under the proportionate performance model.

During the nine months ended September 30, 2012 and 2011, the Company recognized revenue related to external costs billed by the Company to Gilead of $0 and $185, respectively, under the license agreement.

During the nine months ended September 30, 2011, the Company did not recognize any revenue related to the amortization of deferred revenue as it was unable to estimate its total performance obligations under the collaboration. During the nine months ended September 30, 2012, effective with the termination of the collaboration, the Company recognized the remaining $2,489 of deferred revenue as it no longer has any future obligations under the collaboration.

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

7. Marketable Securities

The Company applies the provisions of Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” for financial assets and liabilities measured on a recurring basis which requires disclosure that establishes a framework for measuring fair value. The guidance requires that fair value measurements be classified and disclosed in one of the three categories:

Level 1: Quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date;

Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; or

Level 3: Unobservable inputs.

The fair value of the Company’s marketable securities of $69,807 and $63,833 as of September 30, 2012 and December 31, 2011, respectively, are valued based on level 2 inputs. The Company’s investments consist mainly of U.S. government and agency securities, government sponsored bond obligations and certain other corporate debt securities. Fair value is determined by taking into consideration valuations obtained from third-party pricing services. The third-party pricing services utilize industry standard valuation models, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; issuer credit spreads; benchmark securities; and other observable inputs. The Company classifies its entire investment portfolio as available for sale as defined in ASC 320, “Debt and Equity Securities.” Securities are carried at fair value with the unrealized gains (losses) reported as a separate component of stockholders’ equity within accumulated other comprehensive income.

The unrealized gain (loss) from marketable securities was $45 and $(20) at September 30, 2012 and December 31, 2011, respectively.

As of September 30, 2012 and December 31, 2011, none of the Company’s investments were determined to be other than temporarily impaired.

The following table summarizes the Company’s investments:

	September 30, 2012				December 31, 2011
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Commercial Paper	$39,185	$45	—	$39,230	$19,488	$11	—	$19,499
Corporate Debt Securities	28,028	4	(4)	28,028	12,866	—	(18)	12,848
Government and Agency Securities	2,549	—	—	2,549	28,499	4	(17)	28,486
Certificate of Deposit	—	—	—	—	3,000	—	—	3,000

Total	$69,762	$49	(4)	$69,807	$63,853	$15	(35)	$63,833

8. Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2012	December 31, 2011
Accrued compensation	$2,033	$1,169
Accrued research and development expenses	3,891	2,341
Accrued professional fees	342	281
Other accrued expenses	283	217

Total	$6,549	$4,008

Accrued research and development expenses are comprised of amounts owed to third-party contract research organizations, clinical investigators, laboratories and data managers for research and development work performed on behalf of the Company.

9. Debt

Debt consists of the following:

	September 30, 2012	December 31, 2011
2011 Credit Facility, payable in monthly installments through March 2015, with fixed interest of 6.44% to 6.79% per annum	$781	$370

Total debt	781	370
Less: current portion	(345)	(141)

Total long-term debt, net of current portion	$436	$229

In March 2011, the Company entered into a Master Security Agreement for a $2,000 Capital Expenditure Line of Credit, (the “2011 Credit Facility”) with Webster Bank. Under the 2011 Credit Facility, the Company can draw down equipment loan advances for the purchase of new laboratory equipment through March 2013. The purchased equipment serves as collateral for the 2011 Credit Facility. Through September 30, 2012, the Company had drawn down a total of $1,047 under the 2011 Credit Facility.

The fair value for this debt would be classified as a level 2 measurement due to the use of inputs based on similar liabilities in the market. At this time, the carrying value approximates fair value.

10. Stock Based Compensation

The Company’s 2006 Stock Incentive Plan, as amended (“2006 Plan”), is administered by the Company’s Board of Directors and provides for the grant of incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights and other stock based awards. The Company’s officers, employees, consultants, advisors and directors are eligible to receive awards under the 2006 Plan; however, incentive stock options may only be granted to employees. Options granted are exercisable for a period determined by the Company, but in no event longer than ten years from the date of the grant. Options generally vest ratably over four years. There were 7,189 shares available to be granted under the 2006 Plan as of September 30, 2012.

A summary of the status of the Company’s stock option activity for the nine months ended September 30, 2012 is presented in the table and narrative below:

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2012	6,610	$4.40
Granted	254	6.86
Exercised	(797)	2.67
Cancelled	(27)	3.38
Forfeited	(336)	5.33

Outstanding at September 30, 2012	5,704	$4.70

Options exercisable at September 30, 2012	3,215	$4.55

Weighted-average fair value of options granted during the period		$4.96

The Company utilizes the Black-Scholes option pricing model for determining the estimated fair value for stock based awards. The Black-Scholes model requires the use of assumptions which determine the fair value of the stock based awards. The assumptions used to value options granted are as follows:

For the Nine Months Ended
	September 30, 2012	September 30, 2011
Expected term of option	5.0 - 6.1 years	5.0 - 6.1 years
Expected volatility	88 - 90%	87 - 88%
Risk free interest rate	0.83 - 1.33%	1.19 - 2.57%
Expected dividend yield	0%	0%

Total compensation expense recorded in the accompanying statements of comprehensive loss associated with option grants made to employees was $847 and $615 for the three months ended September 30, 2012 and 2011, respectively. Total compensation expense recorded in the accompanying statements of operations associated with option grants made to employees was $2,450 and $1,828 for the nine months ended September 30, 2012 and 2011, respectively. The Company recorded no tax benefit related to these options since the Company currently maintains a full valuation allowance on its deferred tax assets.

As of September 30, 2012, the intrinsic value of the options outstanding was $34,119, of which $20,364 related to vested options and $13,755 related to unvested options. The intrinsic value of stock options is calculated based on the difference between the exercise prices of the common stock underlying the awards and the quoted stock price of the Company’s common stock as of the reporting date.

As of September 30, 2012, the total compensation cost related to unvested options not yet recognized in the financial statements is approximately $7,183, net of estimated forfeitures, and the weighted average period over which this amount is expected to be recognized is 1.4 years.

11. Stockholders’ Equity

Changes in stockholders’ equity for the nine months ended September 30, 2012 and 2011 were as follows:

	For the Nine Months Ended September 30,
	2012	2011
Balance at December 31, 2011 and 2010	$70,968	$50,544
Net loss	(35,923)	(31,821)
Stock based compensation	2,669	1,984
Exercise of stock options	2,126	511
Change in unrealized gain on marketable securities	65	(45)
Issuance of common stock	41,682	60,947
Issuance of common stock under the Employee Stock Purchase Plan	88	75

Balance at September 30, 2012 and 2011	$81,675	$82,195

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

Overview

We are a biopharmaceutical company that was established to discover, develop and commercialize innovative treatments for infectious diseases. Within the anti-infective market, we are currently concentrating on the development of antivirals for the treatment of chronic hepatitis C infection, or HCV, and the development of antibacterials for the treatment of resistant bacterial infections. We are currently focusing our efforts on developing the following drug candidates for the treatment of HCV:

•	Sovaprevir, formerly ACH-1625, a NS3 protease inhibitor being investigated for the treatment of HCV, currently in phase II clinical development;

•	ACH-2684, a NS3 protease inhibitor being investigated for the treatment of HCV, currently in phase I clinical development;

•	ACH-2928, a NS5A inhibitor for the potential treatment of HCV, which recently completed phase I clinical development; and

•	ACH-3102, a NS5A inhibitor being investigated for the treatment of HCV, currently in phase I and II clinical development.

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

We have devoted and are continuing to devote substantially all of our efforts toward product research and development. We have incurred losses of $298 million from inception through September 30, 2012 and had an accumulated deficit of $312 million at September 30, 2012, which includes preferred stock dividends recognized until our initial public offering in 2006. Our net losses were $35.9 million and $31.8 million for the nine months ended September 30, 2012 and 2011, respectively.

We have funded our operations primarily through proceeds from the sale of equity securities, including our initial public offering in October 2006, private placements of our common stock in August 2008 and August 2010 and registered offerings of our common stock in January 2010, June 2011 and August 2012;

We expect to incur substantial and increasing losses for at least the next several years as we seek to:

•	continue clinical testing of sovaprevir, ACH-2684, and ACH-3102; and

•	identify and progress additional drug candidates.

In August 2012, we issued 6,367,853 shares of our common stock in a registered direct offering with funds managed by QVT financial LP. We received net proceeds of $41.7 million.

We will need substantial additional financing to obtain regulatory approvals, fund operating losses, and, if deemed appropriate, establish manufacturing and sales and marketing capabilities, which we will seek to raise through public or private equity or debt financings, collaborative or other arrangements with third parties or through other sources of financing. Such funds may not be available on terms favorable to us, if at all.

In addition to the risks associated with companies at our current stage of development, we cannot assure you that we will successfully complete our research and development, obtain adequate patent protection for our technology, obtain necessary government regulatory approval for drug candidates we develop, find and maintain appropriate collaboration partners or that any approved drug candidates will be commercially viable. In addition, we may not be profitable even if we succeed in commercializing any of our drug candidates.

Financial Operations Overview

Revenue

To date, we have not generated revenue from the sale of any drugs. The majority of our revenue recognized to date has been derived from our former collaboration with Gilead to develop compounds for use in treating chronic hepatitis C. During the nine months ended September 30, 2012 and 2011 we recognized $2.5 million and $185,000, respectively, under this collaboration agreement.

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

In February 2012, following on-going discussions between us and Gilead, Gilead provided a notice of termination of the collaboration as neither party was devoting significant time to advancing the compounds under the agreement. We retain the right to develop ACH-1095, a compound discovered and developed under the collaboration, although we do not have current plans to do so.

We did not recognize any revenue related to the amortization of deferred revenue during the nine months ended September 30, 2011, as we were unable to accurately estimate our total performance obligations under the Gilead collaboration. Effective with the February 2012 termination of the collaboration, we recognized the remaining $2.5 million of deferred revenue.

Research and Development

Our research and development expenses reflect costs incurred for our proprietary research and development projects which consist primarily of salaries and benefits for our research and development personnel, costs of services by clinical research organizations, other outsourced research, materials used during research and development activities, facility-related costs such as rent and utilities associated with our laboratory and clinical development space and operating supplies.

We have established our current drug candidate pipeline primarily through our internal discovery capabilities except for elvucitabine, which we in-licensed. Through these efforts we have identified and are developing the following drug candidates and programs:

•

Sovaprevir, a NS3 Protease Inhibitor for Chronic HCV Infection. In April 2012, we announced data from an on-going phase IIa clinical trial conducted in both the United States and Europe to assess sovaprevir’s safety, tolerability, pharmacokinetic properties and efficacy in treatment-naïve genotype 1 HCV-infected subjects. In this trial, patients received sovaprevir at doses of 200mg, 400mg and 800mg once-daily in combination with pegylated interferon alpha and ribavirin, or P/R. Sovaprevir was demonstrated to achieve a complete early virologic response, or cEVR, in 94% to 100% of patients. Mean viral load, a measurement of the amount of virus in the blood stream, was reduced in HCV-infected patients by 4.56 log10 to 5.08 log10, or reduction of over 99.9% of the virus. Sovaprevir continued to be safe and well-tolerated with no significant drug-related adverse events. Liver enzyme elevations were transient with all patients returning to baseline values while on treatment, and attributable to non-drug-related factors. The phase IIa clinical trial is continuing with certain patients receiving P/R therapy for up to 48 weeks. In September 2012, we reported sustained virologic response twelve weeks (SVR12) after the completion of 24 weeks of therapy consisting of 12 weeks of sovaprevir and P/R followed by an additional 12 weeks of P/R. In all, 39 patients were assigned to receive 24 weeks of therapy with the remaining 18 patients assigned to receive an additional 36 weeks of P/R. The SVR12 rates were 80%, 77%, and 85% in the 200 mg, 400 mg, and 800 mg dose groups, respectively. Additional SVR data will be presented when all patients complete their four and twelve week post-treatment visits, expected in the first quarter of 2013. Sovaprevir was also demonstrated to show efficacy in a pilot study of treatment-naïve patients infected with genotype 3 HCV. In addition, mutations commonly associated with protease inhibitor therapy including mutations at R155, A156 and D168 were not observed with sovaprevir treatment. In December 2011, sovaprevir was granted Fast Track status by the United States Food and Drug Administration, or FDA.

•

ACH-2684, a NS3 Protease Inhibitor for Chronic HCV Infection. In preclinical studies, ACH-2684 demonstrated excellent potency, as well as good pharmacokinetic and safety profiles. Pharmacokinetics refers to the way in which the compound is taken into, moves through, and is eliminated from the body. The potency and virology profiles of ACH-2684 demonstrate that it effectively suppresses a broad range of viral subtypes and natural variants of HCV, and may be effective in the prevention and treatment of emerging resistant variants. This compound also retains potent in vitro activity against all known HCV genotypes 1-6. In preclinical studies, ACH-2684 was effective in combination with other HCV inhibitors, and in vitro is synergistic with NS5B nucleoside polymerase inhibitors. In phase I clinical studies, twice daily doses of 400mg of ACH-2684 reduced viral load by a maximal 4.63 log10 in genotype 1 HCV patients and by a maximal 2.03 log10 in genotype 3 HCV patients. Additionally, once daily doses of 400mg of ACH-2684 reduced viral load by a mean maximum 3.73 log10 in patients with HCV genotype 1. The compound demonstrated good safety and tolerability both in healthy volunteers and in patients with HCV in all segments of these phase I clinical trials. Additional arms of this phase I trial in HCV-infected patients remain on-going.

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

•

ACH-3102, a NS5A Inhibitor for Chronic HCV Infection. In preclinical studies, ACH-3102 has demonstrated potent pan-genotypic activity, meaning activity against HCV subtypes referred to as genotypes 1 through 6, including excellent activity against both the 1a genotype and known mutant variants of genotype 1 HCV. We filed an IND for ACH-3102 in March 2012 and initiated a phase I clinical trial in May 2012. In September 2012, we reported that 42 healthy volunteers had received a single dose of ACH-3102, ranging from 25 mg to 1,000 mg, and 32 healthy volunteers had received 14 days of once daily ACH-3102, with dose regimens evaluating day 1 doses of 25 mg to 300 mg and subsequent doses on days 2 to 14 ranging from 25 mg to 100 mg. Preliminary data from both the single and multiple ascending dose groups demonstrated that ACH-3102 was well tolerated with no serious adverse events and no clinically significant changes in vital signs, electrocardiograms (ECGs), or laboratory evaluations. All reported adverse events were classified as mild or moderate, and were transient in nature. Further, we announced proof-of-concept results from an ongoing phase I trial evaluating a single dose of ACH-3102 in patients with genotype 1a HCV. In all, 12 patients were treated with a single dose of either 50 mg, 150 mg, or 300 mg of ACH-3102, with a mean maximum decline in HCV RNA 3.78, 3.52, and 3.93 log10 achieved, respectively. No serious adverse events were reported and there were no patient discontinuations. An assessment of clinical virology, whereby the genetic sequencing of the HCV virus obtained from patient samples was analyzed, revealed that at baseline one patient had a L31M mutation and another had a Y93C mutation. Both of these mutations have been previously reported to convey a high level of resistance to first-generation NS5A inhibitors that was not observed following exposure to ACH-3102. In September 2012, we initiated an open-label phase II pilot trial evaluating 12-weeks of once-daily ACH-3102 in combination with ribavirin for the treatment of HCV genotype 1b. The study will initially enroll up to 16 treatment-naïve patients with GT 1b HCV who will receive 225 mg of ACH-3102 on day 1 followed by 75 mg of ACH-3102 once daily on subsequent days in combination with twice daily ribavirin. Preliminary results consisting of RVR are anticipated during the fourth quarter of 2012. In May 2012, ACH-3102 was granted Fast Track status by the FDA.

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

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
Clinical candidate direct external costs:
Sovaprevir (and related compounds)	$8,565	$9,660
ACH-2684 (and related compounds)	2,924	4,076
ACH-2928 (and related compounds)	512	2,528
ACH-3102 (and related compounds)	8,301	630
Other	914	101

	21,216	16,995
Direct internal personnel costs	7,170	5,598

Sub-total direct costs	28,386	22,593
Indirect costs and overhead	2,425	3,084
Research and development tax credit	(249)	(173)

Total research and development	$30,562	$25,504

We are currently conducting phase II clinical trials of sovaprevir, phase I clinical trials of ACH-2684 and phase I and II clinical trials of ACH-3102.

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

Critical Accounting Standards and Estimates

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2011. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a significant impact on our financial results. During the first nine months of 2012, there were no significant changes in our estimates and critical accounting policies.

Results of Operations

Results of operations may vary from period to period depending on numerous factors, including the timing of payments received under existing or future strategic alliances, joint ventures or financings, if any, the progress of our research and development projects, technological advances and determinations as to the commercial potential of proposed products.

Comparison of Three and Nine Months Ended September 30, 2012 and 2011

Revenue. We recognized revenue of $0 and $64,000 for the three months ended September 30, 2012 and 2011, and $2.5 million and $185,000 for the nine months ended September 30, 2012 and 2011, respectively. The increase in revenue in 2012 is primarily related to the recognition of $2.5 million of deferred revenue related to our former collaboration with Gilead which was terminated in February 2012.

During the three and nine months ended September 30, 2011, revenue related to external costs incurred by us and shared with Gilead. During this period, we were unable to estimate our future performance obligations under the collaboration, and therefore, ceased recognizing revenue related to upfront, milestone and full time equivalent payments previously received until we could reasonably estimate our total future performance obligations. During the nine months ended September 30, 2012, effective with the termination of the collaboration, we recognized the remaining $2.5 million of deferred revenue as we no longer have any future obligations under the collaboration.

Research and Development Expenses. Research and development expenses were $12.6 million and $8.6 million for the three months ended September 30, 2012 and 2011, respectively, and $30.6 million and $25.5 million for the nine months ended September 30, 2012 and 2011, respectively. The increase for the three and nine months ended September 30, 2012 was primarily due to increased expenses related to preclinical and clinical testing of ACH-3102, partially offset by decreased clinical trial expenses for sovaprevir, ACH-2684 and ACH-2928. Personnel costs also increased due to the addition of personnel in our development group. We expect research and development expenses for the remainder of the year to remain consistent with recent quarters, as we continue clinical testing of sovaprevir, ACH-2684, and ACH-3102. Research and development expenses for the three and nine months ended September 30, 2012 and 2011 are comprised as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
Personnel costs	$2,122	$1,546	$576	$6,227	$4,767	$1,460
Stock based compensation	325	287	38	943	830	113
Outsourced research and supplies	9,295	5,891	3,404	20,366	16,961	3,405
Professional and consulting fees	449	560	(111)	1,542	1,610	(68)
Facilities costs	547	497	50	1,552	1,430	122
Travel and other costs	48	(66)	114	181	79	102
Research and development tax credit	(145)	(100)	(45)	(249)	(173)	(76)

Total	$12,641	$8,615	$4,026	$30,562	$25,504	5,058

General and Administrative Expenses. General and administrative expenses were $2.6 million and $1.9 million for the three months ended September 30, 2012 and 2011, respectively, and $8.0 million and $6.6 million for the nine months ended September 30, 2012 and 2011, respectively. The increase for the three months ended September 30, 2012 was primarily due to increased salaries and non-cash stock compensation charges combined with increased public relations fees. The increase for the nine months ended September 30, 2012 was primarily due to an increase in professional and consulting fees including corporate legal fees, directors’ compensation and business development consulting fees. Non-cash charges related to stock based compensation also increased. We expect that general and administrative expenses will be consistent for the remainder of the year. General and administrative expenses for the three and nine months ended September 30, 2012 and 2011 are comprised as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
Personnel costs	$895	$686	$209	$2,444	$2,206	$238
Stock based compensation	609	371	238	1,726	1,154	572
Professional and consulting fees	615	428	187	2,250	1,682	568
Facilities costs	237	232	5	731	747	(16)
Travel and other costs	291	205	86	814	792	22

Total	$2,647	$1,922	$725	$7,965	$6,581	$1,384

Other Income (Expense). Interest income was $49,000 and $44,000 for the three months ended September 30, 2012 and 2011, respectively. The increase was primarily due to increased average cash balances in 2012. Interest expense was $16,000 and $9,000 for the three months ended September 30, 2012 and 2011, respectively. The increase was primarily due to higher average debt facility balances outstanding in 2012.

Interest income was $168,000 and $114,000 for the nine months ended September 30, 2012 and 2011, respectively. The increase was primarily due to increased average cash balances in 2012. Interest expense was $53,000 and $35,000 for the nine months ended September 30, 2012 and 2011, respectively. The increase was primarily due to higher average debt facility balances outstanding in 2012.

Liquidity and Capital Resources

Since our inception in August 1998, we have financed our operations primarily through the issuance of capital stock. Through September 30, 2012, we have received approximately $374.0 million in aggregate gross proceeds from stock issuances, including convertible preferred stock, our initial public offering, our 2008 and 2010 private placements and our 2010, 2011 and 2012 public offerings.

As of September 30, 2012, our debt balance due to borrowings was $781,000 with a weighted average interest rate of 6.56%.

We had $90.6 million and $79.9 million in cash, cash equivalents and marketable securities as of September 30, 2012 and December 31, 2011, respectively. We regularly review our investments and monitor the financial markets. As of September 30, 2012, our cash, cash equivalents and marketable securities included high-quality financial instruments, primarily money market funds, government sponsored bond obligations and other corporate debt securities which we believe are subject to limited credit risk due to the duration of maturities.

Cash used in operating activities was $33.3 million for the nine months ended September 30, 2012 and was primarily attributable to our $35.9 million net loss combined with a decrease in deferred revenue and an increase in prepaid expenses. This was partially offset by non-cash stock based compensation, combined with an increase in accounts payable and accrued expenses. Cash used in operating activities was $26.1 million for the nine months ended September 30, 2011 and was primarily attributable to our $31.8 million net loss, offset primarily by non-cash stock based compensation, combined with increases in accounts payable and accrued expenses.

Cash used in investing activities was $6.2 million for the nine months ended September 30, 2012 and was primarily attributable to the purchase of marketable securities offset by maturities of marketable securities. Cash used in investing activities was $37.3 million for the nine months ended September 30, 2011 and was primarily attributable to the purchases of marketable securities offset by maturities of marketable securities.

Cash provided by financing activities was $44.3 million for the nine months ended September 30, 2012 and was primarily attributable to proceeds from the sale of 6,367,853 shares of common stock in August 2012 combined with proceeds from the exercise of stock options. Cash provided by financing activities was $61.4 million for the nine months ended September 30, 2011 and was primarily attributable to $61.0 million in net proceeds from the sale of 11,040,000 shares of common stock in June 2011.

We expect to incur continuing and increasing losses from operations for at least the next several years as we seek to:

•	continue clinical testing of sovaprevir, ACH-2684 and ACH-3102; and

•	identify and progress additional drug candidates.

We believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our projected operating requirements through at least September 30, 2013. However, our funding resources and requirements may change and will depend upon numerous factors, including but not limited to:

•	the costs involved in the clinical development, manufacturing and formulation of sovaprevir, ACH-2684 and ACH-3102;

•	our ability to, and our choice whether to, enter into corporate collaborations for our HCV candidates and the terms and success of these collaborations;

•	the costs involved in obtaining regulatory approvals for our drug candidates;

•	the scope, prioritization and number of programs we pursue;

•	the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent and other intellectual property claims;

•	our ability to raise incremental debt or equity capital, including any changes in the credit market that may impact our ability to obtain capital in the future;

•	our acquisition and development of new technologies and drug candidates; and

•	competing technological and market developments currently unknown to us.

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

Interest Rate Risk. Our exposure to market risk is confined to our cash, cash equivalents and marketable securities. We regularly review our investments and monitor the financial markets. We invest in high-quality financial instruments, primarily money market funds, government sponsored bond obligations and government-backed corporate debt securities, with the effective duration of the portfolio less than twelve months and no security with an effective duration in excess of twenty four months, which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. Due to the short-term nature of our investments, we do not believe that we have any material exposure to interest rate risk or changes in credit ratings arising from our investments.

Capital Market Risk. We currently have no product revenues and depend on funds raised through other sources. One source of funding is through future debt or equity offerings. Our ability to raise funds in this manner depends upon capital market forces affecting our stock price.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective, at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a–15(d) and 15d–15(d) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

You should carefully consider the risks described below in addition to the other information contained in this report, before making an investment decision. Our business, financial condition or results of operations could be harmed by any of these risks. The risks and uncertainties described below are not the only ones we face. Additional risks not currently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations. These risk factors restate and supersede in their entirety the risk factors previously disclosed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Risks Related to Our Business

We depend on the success of our HCV drug candidates, which are still under development.

We have invested a significant portion of our efforts and financial resources in the development of our candidates for the treatment of HCV, including our protease inhibitors, sovaprevir and ACH-2684, and our NS5A inhibitors, ACH-2928 and ACH-3102. Our ability to generate revenues will depend heavily on the successful development and commercialization of these drug candidates. The development and commercial success of these drug candidates will depend on several factors, including the following:

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

We are currently conducting phase II clinical trials for sovaprevir, phase I clinical trials for ACH-2684, and phase I and II clinical trials for ACH-3102. Positive results in preclinical studies of a drug candidate may not be predictive of similar results in human clinical trials, and promising results from early clinical trials of a drug candidate may not be replicated in later clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in early-stage development. Accordingly, the results from the preclinical studies or completed clinical trials for sovaprevir, ACH-2684, ACH-2928 or ACH-3102, may not be predictive of the results we may obtain in later stage trials.

We do not expect any of our drug candidates for the treatment of HCV to be commercially available for at least several years, if at all.

We have a limited operating history and have incurred a cumulative loss since inception. If we do not generate significant revenues, we will not be profitable.

We have incurred significant losses since our inception in August 1998. As of September 30, 2012, our accumulated deficit was approximately $312 million. We have not generated any revenue from the sale of drug candidates to date. We expect that our annual operating losses will increase over the next several years as we expand our research, development and commercialization efforts.

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

If approved, our protease inhibitors, sovaprevir, and ACH-2684, and our NS5A inhibitors, ACH-2928 and ACH-3102, would compete with drugs currently approved for the treatment of HCV, e.g., the interferon-alpha-based products from Roche (Pegasys and Roferon-A) or Merck (Intron-A or Peg-Intron), the ribavirin-based products from Merck (Rebetrol), Roche (Copegus) or generic versions sold by various companies, as well as protease inhibitors telaprevir (Incivek) by Vertex and boceprevir (Victrelis) by Merck. In addition, our HCV compounds may compete with the interferon- and ribavirin-based drugs currently in development such as Valeant’s ribavirin analog (Viramidine) and Bristol - Myers Squibb’s interferon lambda, and with other products in development in multiple classes including protease inhibitors, polymerase inhibitors (nucleoside and non-nucleoside), NS5A inhibitors, toll-like receptor inhibitors and cyclophilin inhibitors also under development for the treatment of HCV by companies such as Abbott, Astra-Zeneca, BioCryst, Boehringer Ingelheim, Bristol-Myers Squibb, Celgene, Enanta, Gilead, GlaxoSmithKline, Idenix, Johnson & Johnson, Presidio, Medivir, Merck, Novartis, Pfizer, Roche, Valeant and Vertex.

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

Competitive products, specific classes of competitive products, or combinations of competitive products, may render our products obsolete or noncompetitive before we can recover the expenses of developing and commercializing our drug candidates. Furthermore, the development of new treatment methods and/or the widespread adoption or increased utilization of any vaccine for the diseases we are targeting could render our drug candidates noncompetitive, obsolete or uneconomical. If we successfully develop and obtain approval for our drug candidates, we will face competition based on the safety and effectiveness of our drug candidates, the timing of their entry into the market in relation to competitive products in development, the availability and cost of supply, marketing and sales capabilities, reimbursement coverage, price, patent position and other factors. If we successfully develop drug candidates but those drug candidates do not achieve and maintain market acceptance, our business will not be successful.

We will need substantial additional capital to fund our operations, including drug candidate development, manufacturing and commercialization. If we do not have or cannot raise additional capital when needed, we will be unable to develop and commercialize our drug candidates successfully, and our ability to operate as a going concern may be adversely affected.

We believe that our existing cash, cash equivalents and marketable securities will be sufficient to support our current operating plan through at least September 30, 2013. Our operating plan may change as a result of many factors, including:

•	the costs involved in the clinical development, manufacturing and formulation of our protease inhibitors, sovaprevir, and ACH-2684, and our NS5A inhibitor, ACH-3102;

•	our ability to enter into corporate collaborations for our HCV candidates and the terms and success of these collaborations;

•	the costs involved in obtaining regulatory approvals for our drug candidates;

•	the scope, prioritization and number of programs we pursue;

•	the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent and other intellectual property claims;

•	our ability to raise incremental debt or equity capital, including any changes in the credit market that may impact our ability to obtain capital in the future;

•	our acquisition and development of new technologies and drug candidates; and

•	competing technological, regulatory and market developments currently unknown to us.

If our operating plan changes, we may need additional funds sooner than planned. Such additional financing may not be available when we need it or may not be available on terms that are favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. If adequate funds are not available to us on a timely basis, or at all, we may be required to terminate or delay preclinical studies, clinical trials or other development activities for one or more of our drug candidates. We may seek additional financing through a combination of private and public equity offerings, debt financings and collaboration, strategic alliance and licensing arrangements. For example, in November 2012 we entered into an agreement with Cantor Fitzgerald & Co. pursuant to which, from time to time, we may offer and sell up to $50,000,000 of shares of our common stock “at the market” through Cantor pursuant to a universal shelf registration statement. To the extent that we raise additional capital through the sale of equity or convertible debt securities, ownership interest will be diluted, and the terms may include adverse liquidation or other preferences that adversely affect your rights as a stockholder. Since August 2008, we have issued an aggregate of 59,713,859 shares of our common stock in two private placements and three registered offerings as well as warrants to purchase an aggregate of 13,279,028 shares of our common stock, of which 5,368,628 remain outstanding. These financings substantially diluted our existing stockholders.

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

•

enrollment in our clinical trials may be slower than we currently anticipate as potential participants have access to commercially launched direct acting antivirals, or DAAs, telaprevir (Incivek) or boceprevir (Victrelis), as well as other experimental therapies under development, or participants may drop out of our clinical trials at a higher rate than we currently anticipate, resulting in significant delays;

•	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner;

•	we might have to suspend or terminate our clinical trials if the participants in our trials, or in third-party trials of similar HCV drug candidates, are exposed to unacceptable health risks;

•	IRBs or regulators, including the FDA, may require that we hold, suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements;

•

the FDA may require us to carry out more extensive studies, evaluate different treatment combinations or complete comparative effectiveness studies, resulting in significant delays and/or increased costs; and

•	the supply or quality of our drug candidates or other materials necessary to conduct our clinical trials may be insufficient or inadequate.

In addition, in the phase IIa clinical study currently on-going, sovaprevir is being studied in combination with P/R, the current standard of care. Recently approved therapies, including telaprevir (Incivek) and boceprivir (Victrelis), could result in a change to the standard of care which may require us to carry out more extensive studies, evaluate different treatment combinations or complete comparative effectiveness studies, resulting in significant delays and/or increased costs.

We, and a number of other companies in the pharmaceutical and biotechnology industries, have suffered significant setbacks in later stage clinical trials even after achieving promising results in early-stage development.

If we are unable to obtain U.S. and/or foreign regulatory approval, we will be unable to commercialize our drug candidates.

Our drug candidates are subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, safety, efficacy, record keeping, labeling, marketing and distribution of drugs. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process are required in the United States and in many foreign jurisdictions prior to the commercial sale of our drug candidates. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. It is possible that none of the drug candidates we are developing will obtain marketing approval. In connection with the clinical trials for sovaprevir, ACH-2684, ACH-2928, ACH-3102 and any other drug candidate we may seek to develop in the future, we face risks that:

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

Further, we cannot predict whether or how recent program discontinuations by certain of our competitors (such as the recent discontinuation by Bristol-Myers Squibb of BMS-986094, a nucleotide polymerase inhibitor, due to serious cardiac-related adverse events) may increase the level of scrutiny by the FDA, slowing data review and response times or otherwise creating delays or difficulties in initiating and progressing clinical trials. Any of the following could delay the clinical development of our drug candidates:

•	ongoing discussions with the FDA or comparable foreign authorities regarding the scope or design of our clinical trials;

•	delays in receiving, or the inability to obtain, required approvals from institutional review boards or other reviewing entities at clinical sites selected for participation in our clinical trials;

•	delays in enrolling volunteers and patients into clinical trials;

•	a lower than anticipated retention rate of volunteers and patients in clinical trials;

•	delays in gathering and interpreting clinical data;

•	the need to repeat clinical trials as a result of inconclusive or negative results or unforeseen complications in testing;

•	the requirement by the FDA, in connection with future HCV development guidelines recently circulated for comment, to carry out additional studies;

•	delays in completing formulation development of our drug candidates, or delays in planning and executing the bridging studies required to use the new formulations in subsequent clinical trials;

•	inadequate supply or deficient quality of drug candidate materials or other materials necessary to conduct our clinical trials;

•	unfavorable FDA inspection and review of a clinical trial site or records of any clinical or preclinical investigation;

•	serious and unexpected drug-related side effects experienced by participants in our clinical trials or in third-party clinical trials of similar HCV drug candidates; or

•	the placement by the FDA of a clinical hold on a trial.

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

We, the FDA or other applicable regulatory authorities may suspend clinical trials of a drug candidate at any time if we or they believe the subjects or patients participating in such clinical trials are being exposed to unacceptable health risks or for other reasons. For example, as we advance sovaprevir into longer term clinical trials in phase II, we have established predetermined stopping rules, as well as a Data Safety Monitoring Board (DSMB) in order to monitor and ensure patient safety. Any interruption of these clinical trials, whether as a result of one of our drug candidates, or of co-administration of a concomitant anti-HCV agent, or of administrative review delays on the part of the FDA, could cause delays in our drug development.

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

Fast Track designation does not guarantee approval, or expedited approval, of sovaprevir or ACH-3102 and there is no guarantee that sovaprevir or ACH-3102 will maintain Fast Track designation.

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

We are developing multiple DAA compounds, in two distinct classes, for treatment of HCV. Other companies are also developing DAAs in these classes, as well as other classes. Until the recent introduction of DAA therapy, the standard of care for HCV infection included therapy with pegylated interferon and ribavirin. Two DAAs developed by our competitors, telaprevir (Incivek) by Vertex and boceprevir (Victrelis) by Merck, were approved by the FDA. We cannot currently predict with any certainty the impact of the commercial launch of these compounds or any other compounds on the HCV market, although marketed DAAs may now be added to that standard regimen.

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

Even if sovaprevir, ACH-2684, ACH-2928, ACH-3102 or any other drug candidates we may develop or acquire in the future obtain regulatory approval, they may not gain market acceptance among physicians, health care payors, patients and the medical community. Factors that we believe could materially affect market acceptance of our product candidates include:

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

Risks Relating to Our Securities

We may dilute our existing stockholders in connection with capital raising activities. Additionally, the market price of our common stock may fall due to the number of freely-tradable shares available in the public market.

In connection with capital raising activities, we may be required to dilute our existing stockholders substantially. For example, since August 2008, we have issued an aggregate of 59,713,859 shares of our common stock in private and registered offerings, as well as warrants to purchase an aggregate of 13,279,028 shares of our common stock, of which 5,368,628 remain outstanding. All of the shares of common stock we issued, as well as those shares issuable upon exercise of the warrants, are freely tradable pursuant to effective registration statements, making such shares available for immediate resale in the public market. In November 2012, we filed a universal shelf registration on Form S-3 to register for sale from time to time up to $200,000,000 of common stock, preferred stock, warrants and/or units in one or more offerings. Moreover, in November 2012, we entered into a sales agreement with Cantor Fitzgerald & Co. pursuant to which, from time to time, we may offer and sell shares of our common stock having an aggregate offering price of up to $50,000,000 through Cantor pursuant to such universal shelf registration statement. Sales of our common stock, if any, under the agreement with Cantor may be made in sales deemed to be “at-the-market” equity offerings as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, or the Securities Act, including sales made directly on or through the NASDAQ Global Select Market, the existing trading market for our common stock, sales made to or through a market maker other than on an exchange or otherwise, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, and/or any other method permitted by law, including in privately negotiated transactions. No sales will be made under the agreement with Cantor unless and until the universal shelf registration statement is declared effective by the Securities and Exchange Commission, or SEC. Sales of substantial amounts of shares of our common stock or other securities could lower the market price of our common stock.

Our stock price is likely to be volatile, and the market price of our common stock may decline in value in the future.

The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future. During the period from January 1, 2007 to November 1, 2012, our stock price has ranged from a low of $0.68 to a high of $19.61. Market prices for securities of early stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the results of our clinical trials of our protease inhibitors, sovaprevir and ACH-2684 and our NS5A inhibitor, ACH-3102;

•	the results of clinical trials conducted by others on drugs that would compete with our drug candidates;

•	the announcements of those data, particularly at high profile medical meetings, and the investment community’s perception of and reaction to those data;

•	the ability of our drug candidates to be dosed safely in combination with other drugs and/or drug candidates, both ours and others;

•	the entry into, modification of, or termination of key agreements, or any new collaboration agreement we may enter;

•	market expectations about the timeliness of our entry into, or failure to enter, collaboration arrangements with third parties;

•	the entry by a potential third-party collaborator into an alliance with a competitor, or the entry by any other HCV drug developer into an alliance that may be perceived as competitive to us;

•	the continued industry consolidation of pharmaceutical companies developing HCV drug therapies, or the acquisition of any one of our HCV drug development competitors;

•	the premiums on other transactions and any significant increases or decreases of those premiums;

•	the results of regulatory reviews relating to the approval of our drug candidates;

•	our failure to obtain patent protection for any of our drug candidates or the issuance of third party patents that cover our drug candidates;

•	the initiation of, material developments in, or conclusion of litigation to enforce or defend any of our intellectual property rights;

•	failure of any of our drug candidates, if approved, to achieve commercial success;

•	general and industry-specific economic conditions that may affect our research and development expenditures;

•	the launch of drugs by others that would compete with our drug candidates;

•	the failure or discontinuation of any of our research programs;

•	issues in manufacturing our drug candidates or any approved products;

•	the introduction of technological innovations or new commercial products by us or our competitors;

•	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;

•	future sales of our common stock;

•	changes in the structure of health care payment systems;

•	period-to-period fluctuations in our financial results; and

•	low trading volume of our common stock.

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

ITEM 5.	OTHER INFORMATION

On November 8, 2012, we entered into a sales agreement with Cantor Fitzgerald & Co., or Cantor, pursuant to which we may issue and sell up to $50.0 million of shares of our common stock, par value $0.001 per share, from time to time through Cantor acting as agent. We expect that the shares of our common stock to be sold under the sales agreement, if any, will be sold pursuant to a universal shelf registration statement that we filed with the SEC on November 8, 2012. No sales will be made by us pursuant to the sales agreement unless and until such registration statement is declared effective by the SEC.

In accordance with the terms of the sales agreement, upon delivery of a placement notice and subject to the terms and conditions of the sales agreement, Cantor may sell our common stock by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act, including sales made directly on the NASDAQ Global Select Market, on any other existing trading market for our common stock or to or through a market maker. Cantor may also sell our common stock by any other method permitted by law, including in privately negotiated transactions. We or Cantor may suspend or terminate the offering of our common stock upon notice and subject to other conditions.

We will pay Cantor in cash, upon each sale of our common stock pursuant to the sales agreement, a commission in an amount equal to 3.0% of the aggregate gross proceeds from each sale of our common stock. We have agreed to provide indemnification and contribution to Cantor against certain civil liabilities, including liabilities under the Securities Act.

        The offering of our common stock pursuant to the sales agreement will terminate upon the earlier of (i) the sale of all of our common stock provided for under the agreement, or (ii) termination of the sales agreement as permitted therein. Cantor may terminate the sales agreement at any time in certain circumstances, including the occurrence of a material adverse change with respect to us that, in Cantor’s judgment, makes it impracticable or inadvisable to market the shares, if there has occurred any material adverse change in the U.S. financial markets or international financial markets, which in Cantor’s judgment makes it impracticable to market the shares, if trading in the shares has been suspended or limited by the SEC or the NASDAQ Global Select Market, or if trading generally has been suspended or limited by the NASDAQ Global Select Market, if any suspension of trading of any shares of the Company on any exchange or over-the-counter market shall have occurred and be continuing, if there is a major disruption of securities settlements or clearance services in the U.S. which shall be continuing, or if a banking moratorium has been declared by either U.S. Federal or New York authorities. We and Cantor may each terminate the sales agreement at any time upon 10 days prior notice.

The foregoing summary of the material terms of the sales agreement is qualified by reference to the full text of the sales agreement, which is filed herewith as Exhibit 10.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

This information shall not constitute an offer to sell or the solicitation of any offer to buy the securities discussed herein, nor shall there be any offer, solicitation or sale of the securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of such state.

ITEM 6.	EXHIBITS

10.1	Subscription Agreement, dated August 30, 2012, by and between funds managed by QVT Financial LP and the Registrant.

10.2	Sales Agreement, dated November 8, 2012, by and between Cantor Fitzgerald & Co. and the Registrant.

31.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*	Submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets at September 30, 2012 and December 31, 2011 (unaudited), (ii) Statements of Comprehensive Loss for the three and nine months ended September 30, 2012 and 2011 (unaudited), (iii) Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 (unaudited), and (iv) Notes to Financial Statements (unaudited).

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

ACHILLION PHARMACEUTICALS, INC.

Date: November 8, 2012	/s/ Michael D. Kishbauch
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2012	/s/ Mary Kay Fenton
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1	Subscription Agreement, dated August 30, 2012, by and between funds managed by QVT Financial LP and the Registrant.

10.2	Sales Agreement, dated November 8, 2012, by and between Cantor Fitzgerald & Co. and the Registrant.

31.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*	Submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets at September 30, 2012 and December 31, 2011 (unaudited), (ii) Statements of Comprehensive Loss for the three and nine months ended September 30, 2012 and 2011 (unaudited), (iii) Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 (unaudited), and (iv) Notes to Financial Statements (unaudited).

In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.