Form 10-K
period 2012-12-31
ACHILLION PHARMACEUTICALS INC
filed 2013-02-20
CIK 1070336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-33095

ACHILLION PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-2113479
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 George Street, New Haven, CT 06511

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (203) 724-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered
Common Stock, $0.001 par value per share	NASDAQ Global Select Market

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant on June 30, 2012 was approximately $332,145,873 based on the closing price of such stock as reported by the NASDAQ Global Select Market on June 29, 2012.

As of February 11, 2013, the registrant had 79,653,417 shares of Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III (except for information required with respect to our executive officers, which is set forth under “Part I, Item 1—Business—Executive Officers of the Registrant”) have been omitted from this report, as we expect to file with the Securities and Exchange Commission, not later than 120 days after the close of our fiscal year ended December 31, 2012, a definitive proxy statement for our annual meeting of stockholders to be held on May 28, 2013. The information required by Item 5 of Part II relating to our equity compensation plans has been omitted and will be incorporated from our annual report. The information required by Items 10, 11, 12, 13 and 14 of Part III, which will appear in our definitive proxy statement, and the information required by Item 5 of Part II relating to our equity compensation plans, which will appear in our annual report, are incorporated by reference into this report.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. All statements other than statements relating to historical matters (including statements to the effect that we “believe,” “expect,” “anticipate,” “plan,” “target,” “intend” and similar expressions) should be considered forward-looking statements. There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by forward-looking statements. These risks and uncertainties include those inherent in pharmaceutical research and development, such as adverse results in our drug discovery and clinical development activities, decisions made by the U.S. Food and Drug Administration and other regulatory authorities with respect to the development and commercialization of our drug candidates, our ability to obtain, maintain and enforce intellectual property rights for our drug candidates, the ability of our competitors to clinically advance their competing drug candidates, our ability to obtain any necessary financing to conduct our planned activities, and other risk factors. Please refer to the section entitled “Risk Factors” in Part I – Item 1A of this report for a description of these risks and uncertainties. Unless required by law, we assume no obligation to update these forward-looking statements to reflect events or circumstances that arise after the date hereof.

PART I

ITEM 1.	BUSINESS

Overview

We are a biopharmaceutical company that was established to discover, develop and commercialize innovative treatments for infectious diseases. Within the anti-infective market, we are currently concentrating on the development of antivirals for the treatment of chronic hepatitis C viral infection, or HCV. Recently, we have been developing our three lead clinical-stage drug candidates for the treatment of HCV, including sovaprevir and ACH-3102, each currently in phase II clinical development, and ACH-2684, currently in phase I clinical development. In the near term, we intend to focus our efforts on (i) initiating clinical development of a combination regimen including sovaprevir and ACH-3102, with and without ribavirin, (ii) continuing our study of ACH-3102 plus ribavirin and (iii) exploring potential development of our drug candidates with other drug developers under cooperative or other study arrangements.

In addition, we have established a pipeline of certain antibacterial product candidates for which we are currently seeking appropriate collaborative partners, but to which we are not devoting significant resources at this time. These product candidates include ACH-702 for the treatment of dermatologic and ophthalmic infections, and ACH-2881 for the treatment of serious resistant bacterial infections, including methicillin-resistant staphylococcus aureus. We have also developed and out licensed certain development and commercialization rights to elvucitabine, for the treatment of both Hepatitis B, or HBV, and human immunodeficiency virus, or HIV.

We have established our current HCV drug candidate pipeline entirely through our internal discovery capabilities. Through these efforts we have identified and are developing the following portfolio of drug candidates which we intend to study in combination with each other and/or potentially in combination with compounds owned by others:

•

Sovaprevir, a NS3 Protease Inhibitor. We have most recently completed a phase IIa clinical trial conducted in both the United States and Europe to assess the compound’s safety, tolerability, pharmacokinetic properties and efficacy when dosed with pegylated interferon and ribavirin (P/R) in treatment-naïve, genotype 1 HCV-infected subjects. In this trial, sovaprevir was demonstrated to achieve a complete early virologic response, or cEVR, after twelve weeks of dosing, in 94% to 100% of patients. Mean viral load, a measurement of the amount of virus in the blood stream, was reduced in HCV-infected patients by 4.56 log10 to 5.08 log10, or reduction of over 99.9% of the virus. Sovaprevir continued to be safe and well-tolerated with no significant drug-related adverse events. Liver enzyme elevations were observed with higher doses of sovaprevir, were transient, and returned to baseline while on treatment. In addition, sustained virologic response twelve weeks (SVR12) after the completion of therapy was achieved in 77% to 85% of patients after completion of 24 weeks of therapy (12 weeks of sovaprevir plus P/R, followed by 12 weeks of P/R). Mutations commonly associated with protease inhibitor therapy including mutations at R155, A156 and D168 were not observed with sovaprevir treatment. Sovaprevir has been granted Fast Track status by the United States Food and Drug Administration, or FDA. Our next step in developing sovaprevir is to initiate clinical development of a combination regimen including sovaprevir and ACH-3102, both with and without ribavirin. During the second quarter of 2013, we intend to begin dosing in a randomized, double-blind phase II clinical trial that will evaluate a 12 week treatment consisting of sovaprevir and our NS5A inhibitor, ACH-3102, with ribavirin for the treatment of genotype 1 HCV.

•

ACH-3102, a NS5A Inhibitor. We recently completed a proof-of-concept clinical trial of our second-generation, pan-genotypic NS5A inhibitor, ACH-3102, and it is currently being studied in a phase II clinical trial in combination with ribavirin. In phase Ia safety and pharmacokinetic studies, more than 70 healthy volunteers received either a single ascending dose of ACH-3102, or 14 days of once-daily ACH-3102. Data from both the single and multiple ascending dose groups demonstrated that ACH-3102 was well tolerated with no serious adverse events. In phase Ib, ACH-3102 demonstrated proof-of-concept efficacy results after a single dose of ACH-3102 in patients with genotype 1a HCV. In all, 12 patients were treated with a single dose of either 50 mg, 150 mg, or 300 mg of ACH-3102, with a mean maximum decline in HCV RNA of 3.78, 3.52, and 3.93 log10 achieved, respectively. Interim results from an open-label phase IIa pilot trial, initially enrolling 8 patients, evaluating 12-weeks of once-daily ACH-3102 in combination with ribavirin for the treatment of HCV genotype 1b revealed that 75% of patients (6 of 8) who had completed 4 weeks of therapy achieved rapid virologic response, or RVR, meaning undetectable levels of virus at 4 weeks of therapy, and 100% of patients (3 of 3) completing 12 weeks of therapy achieved undetectable levels of virus at end of treatment, or ETR. Further, 100% of patients (3 of 3) receiving 12 weeks of therapy demonstrated undetectable levels of HCV 4 weeks after cessation of therapy, or SVR4. This study remains on-going and we expect that additional data will be available in the second quarter of 2013. ACH-3102 has been granted Fast Track status by the FDA. During the second quarter of 2013, we also expect to expand our trial of ACH-3102 and ribavirin to include an additional eight genotype 1b patients with any genotype subtypes and to report RVR data for this group in the third quarter of 2013. ACH-2928, an NS5A inhibitor we were previously testing, is no longer being developed.

•

ACH-2684, a NS3 Protease Inhibitor. ACH-2684 has most recently completed phase Ib proof-of-concept clinical studies, including three segments: once-daily dosing in genotype 1, twice-daily dosing in patients with genotype 3 and once-daily dosing in patients with cirrhosis. Once-daily doses of 400mg of ACH-2684 reduced viral load by a mean maximum 3.73 log10 in patients with HCV genotype 1. In addition, twice daily doses of 400mg of ACH-2684 reduced viral load by a maximal 2.03 log10 in patients with HCV genotype 3. Lastly, once-daily doses of 400mg administered for three days to HCV patients with cirrhosis achieved a mean maximum 3.67 log10 reduction in HCV viral load, similar to the antiviral activity achieved in non-cirrhotic genotype 1 HCV patients receiving the same dose of ACH-2684. ACH-2684 demonstrated good safety and tolerability in these phase Ib clinical studies, as well as in phase Ia studies in healthy volunteers. Our current strategic plan does not include the combination development of ACH-2684 with our other drug candidates in the near-term, but we remain interested in combining ACH-2684 with our other drug candidates in the future, or with other compounds under cooperative study arrangements.

We were incorporated on August 17, 1998 in Delaware. Since our inception, we have spent substantial research and development funds to develop our product pipeline and expect to continue to do so in the future. We incurred approximately $39.0 million, $35.4 million and $20.5 million in research and development costs for the years ended December 31, 2012, 2011, and 2010, respectively.

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

Our Strategy

Our objective is to become a leading infectious disease-focused biopharmaceutical company. In order to advance toward our objective, we intend to advance our current pipeline of HCV drug candidates in three ways:

•

Base Case Combination Development Plan: Sovaprevir + ACH-3102 +/- ribavirin. In the second quarter of 2013, we plan to begin dosing in a randomized, double-blind phase II trial that will evaluate combination regimen including sovaprevir and ACH-3102, with ribavirin, over 12 weeks of therapy in treatment-naïve, HCV genotype 1 patients. We plan to make an initial assessment of that combination and announce RVR results in the third quarter of 2013 and SVR results when complete. We plan to conduct a number of pilot clinical studies to assess which populations of HCV patients are most appropriately treated with this combination, both with and without ribavirin. We also intend to initiate planning for phase III clinical trials for this combination therapy, which we anticipate will begin during 2014.

•

Additional Combination Development Plan: ACH-3102 + ribavirin. We plan to continue to evaluate a regimen of ACH-3102 with ribavirin over 12 weeks of therapy for treatment of HCV genotype 1b. We plan to complete our further assessment of that combination and announce RVR and SVR4 results for a second dosing cohort during the third and fourth quarters of 2013, respectively. We plan to conduct a number of pilot clinical studies to assess which populations of HCV patients are most appropriately treated with this combination. We also intend to initiate planning for phase III clinical trials for this combination, which we anticipate will begin during 2014.

•

Value-added Combination Development Scenarios. We may establish strategic cooperative study arrangements, or CSAs, with other drug developers where we believe that in doing so we can accelerate the development or maximize the value of our drug candidates by (i) accessing additional drug candidates that may be combinable with our drug candidates for the future treatment of HCV infection, or (ii) utilizing the financial, clinical development, manufacturing and/or commercialization strengths of leading biotechnology, pharmaceutical companies or regional institutions. CSAs typically involve the co-management of cooperative clinical studies utilizing drug candidates from multiple parties in order to determine the efficacy, safety and pharmacokinetics of the combination regimens.

In addition, we intend to continue to leverage our expertise in synthetic chemistry, virology and microbiology to quickly and efficiently discover and develop additional anti-infective compounds. Our research team has discovered multiple clinical candidates in multiple infectious disease programs. For example, in our HCV protease program, we discovered both sovaprevir and ACH-2684. In our HCV NS5A program, we discovered ACH-2928 and ACH-3102. And in our antibacterial program, we discovered ACH-702 and ACH-2881.

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

The development of resistance to antiviral drugs is a major challenge for the treatment of life-threatening viral infections such as HCV. The ability of viruses to mutate spontaneously during replication allows drug-resistant viral strains to emerge when patients are on treatment regimens that do not completely inhibit viral replication. Resistance occurs because viruses continually make billions of copies of themselves, some of which will contain mutations in their genetic material. Mutations that confer a replication advantage in the presence of a suppressive antiviral drug will give rise to viral strains that are resistant or partially resistant to that antiviral drug. These mutated viruses, while initially found in low numbers, will eventually become the predominant strain in an infected patient. Once this occurs, the treatment benefit of the antiviral drug diminishes or disappears, which may result in treatment failure and create a need for an alternate therapy with new drugs.

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

Our Drug Candidates

The following table summarizes key information regarding our lead drug candidates:

Drug Candidate/ Indication	Mechanism	Stage of Development	Current Status	Current Marketing Rights
Core Assets:

Sovaprevir Chronic Hepatitis C Infection	HCV NS3 protease inhibitor	Phase II	Phase IIa clinical trial completed; Dosing of combination regimen with ACH-3102 planned for second quarter 2013	Achillion

ACH-3102 Chronic Hepatitis C Infection	HCV NS5A inhibitor	Phase II	Phase IIa clinical trial on-going in combination with ribavirin; Dosing of combination regimen with sovaprevir planned for second quarter 2013	Achillion

ACH-2684 Chronic Hepatitis C Infection	HCV NS3 protease inhibitor	Phase I	Phase Ia and 1b clinical trials completed	Achillion

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

Until 2011, the standard of care for patients with chronic HCV infection consisted of treatment with a combination of long-acting, pegylated forms of interferon alpha, a modified version of a protein that occurs naturally in the human body and boosts the immune system’s ability to fight viral infection, administered through weekly injections, coupled with daily, oral doses of ribavirin, together referred to as P/R. The duration of treatment for patients infected with non-genotype 1 virus is six months and results in undetectable viral load and normalization of liver function markers in up to 80% of patients receiving a full course of treatment. However, in individuals infected with the genotype 1 virus, the standard of care calls for 12 months of treatment and is only successful in approximately 40-50% of patients receiving a full course of treatment.

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

In 2011, two DAA protease inhibitors were introduced to the market. These compounds, Victrelis (boceprevir) and Incivek (telaprevir), were approved only for the treatment of patients with HCV genotype 1, and are dosed in combination with P/R. This treatment regimen for HCV offers improved SVR rates for those genotype 1 patients who can tolerate the triple combination therapy. However, a majority of individuals with HCV are unable to be treated with this regimen due to contraindications to one or more of the drugs used, such as advanced liver disease or psychiatric conditions. Further, the occurrence of side effects, both from P/R and the newly marketed DAAs, some of which can be serious and dose-limiting, combined with the inconvenient treatment regimen can result in many patients being non-compliant with their therapy or not completing therapy at all.

Despite the challenges of suboptimal efficacy, poor tolerability by some patients, and inability to combine with certain concomitant medications, sales for these existing DAAs totaled $1.1 billion and $1.2 billion in the United States and worldwide, respectively, in 2011 and $1.5 billion and $2.3 billion in the United States and worldwide, respectively, in 2012. It is anticipated that with the introduction of all-oral combination regimens in 2014 and beyond, the HCV DAA worldwide market will grow to over $10 billion by 2020. The United States, European Union and Japan are anticipated to comprise roughly $3.5 billion, $2.5 billion and $1.4 billion, respectively, of this global market.

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

We believe our NS3 protease inhibitors can be used in combination with our NS5A inhibitor for the treatment of HCV patients, and that this combination therapy has the potential to address many of these treatment goals.

Protease Inhibitors for Chronic Hepatitis C Infection

Our HCV protease inhibitors, sovaprevir and ACH-2684, were discovered by our internal research team. The compounds have demonstrated strong in vitro potency and good safety profiles in animals. In recently announced clinical trials completed to date, the compounds have demonstrated efficacy and safety in human subjects infected with HCV.

HCV Protease Inhibitor Sovaprevir

We believe combination therapy for the treatment of chronic HCV infection will benefit from drugs that inhibit HCV replication through complementary mechanisms of action. Therefore, we have leveraged our experience in HCV drug discovery to identify NS3 protease inhibitors, and NS5 inhibitors that are distinct in their efficacy, resistance profile and/or pharmacokinetic profile. The first of our NS3 protease inhibitors is sovaprevir.

We believe sovaprevir has the following benefits:

•

Potency and Specificity. Data obtained in the standard laboratory assays used to determine anti-HCV activity against the genotype 1 virus, the most common HCV virus subtype found in the United States, demonstrated that sovaprevir has several times greater potency in vitro than either the Victrelis (boceprevir) or Incivek (telaprevir), HCV protease inhibitors recently approved. In addition, in preclinical studies, sovaprevir demonstrated no cross resistance with other classes of inhibitors in development, meaning that sovaprevir could ultimately be dosed in combination with those other classes of drugs. In human clinical studies, sovaprevir was demonstrated to reduce viral load by up to 5.12 log10 and achieve 100% cEVR in patients dosed over 12 weeks in combination with P/R.

•

Safety and Tolerability. In laboratory and animal studies, sovaprevir has demonstrated high safety margins, meaning the amount of drug exposure in animals is many times higher than the concentrations required to inhibit the HCV virus, and has minimal dose-related side effects. In human clinical trials, sovaprevir was demonstrated to be safe and well-tolerated over multiple dosing periods up to 12 weeks duration.

•

Durability. A clinical virology analysis revealed that treatment with sovaprevir does not give rise to certain viral mutations commonly seen with treatment with other protease inhibitors and patients did not demonstrate rebound of viral load or breakthrough during treatment. For this reason, we believe sovaprevir can provide a more durable treatment option for HCV patients.

•

Pharmacokinetics. In laboratory and animal studies, sovaprevir is rapidly and extensively partitioned to the liver, the organ of infection in HCV. After oral dosing, the liver concentration of sovaprevir at the twenty-four hour time point exceeds the EC50 observed in the replicon assay, the standard analysis used to determine the amount of drug necessary to inhibit a viral pathogen. Based upon these data, we designed clinical trials to test once daily oral doses of sovaprevir. Clinical studies subsequently confirm that sovaprevir can be successfully dosed once-daily.

•

Potential for Combination Treatment. Because sovaprevir is a member of a known and extensively studied drug class, we believe sovaprevir is well positioned for evaluation as a treatment for HCV in combination with the current standard of care and/or in combination with other direct acting antivirals. Further, sovaprevir demonstrates in vitro synergy with our NS5A compounds.

Clinical Development History

Phase Ia/Ib Clinical Trials. In June 2009, we initiated dosing in a randomized, double-blind, placebo-controlled phase Ia/Ib clinical trial to investigate the safety, tolerability, pharmacokinetic profile and antiviral activity of sovaprevir after single and multiple ascending oral doses in healthy volunteers and oral repeat doses for 5 days in subjects with hepatitis C infection. The trial was conducted in Europe and dosed 83 subjects, including both healthy volunteers and HCV-infected patients.

In September 2009, we announced positive results from the phase Ia, healthy subject segment of the study. Subjects in the phase Ia single ascending dose (SAD) segment of the study received single doses of sovaprevir ranging from 50 mg to 2000 mg. Subjects in the phase Ia multiple ascending dose (MAD) segment of the study received 5 days of sovaprevir up to a maximal dose of 2000 mg per day. Preliminary data from the SAD and MAD trial segments demonstrated sovaprevir was well tolerated at all doses and there were no serious adverse events, no clinically significant changes in vital signs, electrocardiograms (ECGs), or laboratory evaluations. All reported adverse events were classified as mild or moderate, were transient and showed no apparent dose relationship.

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

In January 2010, we announced additional results from the phase Ib clinical study of sovaprevir. HCV-infected subjects in this second dosing cohort (n=9, randomized to 6 active drug, 3 placebo) received doses of 500 mg twice daily of sovaprevir. Preliminary results showed that a mean reduction in viral load of 4.25 log10 was achieved in the treatment group, as compared to a mean reduction of 0.29 log10 in the placebo group. Safety results from this dosing group were similar to those observed in both the phase Ia segment of the trial and in the first dosing cohort of HCV-infected subjects. Sustained viral suppression was also similar to the first dosing cohort, with patients maintaining a mean reduction of more than 3.0 log10 from baseline through day 12, 7 days after dosing was completed, and the last day of viral load measurement in the study. We also completed four additional dose cohorts under the protocol, examining the drug’s efficacy at lower doses, without food, and once-daily. We noted similar safety and efficacy results as were found in other cohorts.

Phase IIa Clinical Trials. In September 2010, we initiated dosing in a phase IIa clinical study of sovaprevir in combination with P/R. The trial was comprised of two segments, the first testing three once-daily doses of sovaprevir over 28-days (200 mg, 400 mg or 800 mg). Subjects were randomized and stratified by IL28B genotype, including CC, which indicates a normal or expected level of response to interferon based therapies, CT and TT, which are markers of a patient’s diminished response to interferon. Results from the first segment of the trial were announced in March 2011 and demonstrated that sovaprevir reduced mean maximal viral load in patients dosed over 28 days from 4.63 log10 to 4.96 log10. Safety measures were the same as those noted in previous clinical trials. In December 2011, we completed a clinical virology analysis of patient samples obtained during this trial segment, examining the resistance mutation profile following treatment. Results indicated that following 28 days of treatment with sovaprevir the presence of highly resistant variants were not detected, particularly those at positions 155, 156 and 168, the mutations commonly seen with treatment with other protease inhibitors.

In June 2011, we initiated a second segment of this ongoing phase IIa trial testing three doses of once-daily sovaprevir (200 mg, 400 mg or 800 mg) in combination with P/R over 12 weeks of therapy in patients with treatment-naïve HCV genotype 1. Subjects were randomized and stratified by IL28B genotype.

In January 2012, we announced that 100% of patients who reached week 12, across all dose groups, reached an undetectable viral load. Further, the compound continued to be safe and well-tolerated with no serious adverse events attributed to the drug.

In April 2012, we announced that sovaprevir was demonstrated to achieve a complete early virologic response, or cEVR, in 94% to 100% of patients. Mean viral load, a measurement of the amount of virus in the blood stream, was reduced in HCV-infected patients by 4.56 log10 to 5.08 log10, or reduction of over 99.9% of the virus. Sovaprevir continued to be safe and well-tolerated with no significant drug-related adverse events. Liver enzyme elevations were transient with all patients returning to baseline values while on treatment, and attributable to non-drug-related factors.

In September 2012, we reported sustained virologic response 12 weeks (SVR12) after the completion of 24 weeks of therapy consisting of 12 weeks of sovaprevir and P/R followed by an additional 12 weeks of P/R. In all, 39 patients were assigned to receive 24 weeks of therapy with the remaining 18 patients assigned to receive an additional 36 weeks of P/R. The SVR12 rates were 80%, 77%, and 85% in the 200 mg, 400 mg, and 800 mg dose groups, respectively. Additional SVR data will be presented at a future medical meeting when all patients complete their 4 and 12 week post-treatment visits. Mutations commonly associated with protease inhibitor therapy including mutations at R155, A156 and D168 were not observed with sovaprevir treatment.

In July 2011, we also initiated a separate pilot study to assess the use of sovaprevir in the treatment of patients with genotype 3 HCV infection. A total of seven patients infected with HCV genotype 3 were enrolled and treated with monotherapy consisting of 400 mg sovaprevir twice daily for 4.5 days. In January 2012, we announced the results of this exploratory study. Sovaprevir was safe and well-tolerated and the maximum HCV genotype 3 RNA viral load reduction achieved was 3.68 log10 among the six out of the seven patients that achieved an antiviral response.

These results are based on a small number of patients in an early-stage clinical trial and are not necessarily predictive of results in later-stage clinical trials with larger and more diverse patient populations.

HCV Protease Inhibitor ACH-2684

In another proprietary program against HCV infection, we are developing ACH-2684, also a NS3 protease inhibitor. Our current strategic plan does not include the combination development of ACH-2684 with our other drug candidates in the near-term, but we remain interested in combining ACH-2684 with our other drug candidates in the future, or with other compounds under cooperative study arrangements.

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

•

Pharmacokinetic profile. The means by which ACH-2684 is taken up into the liver by active transport mechanisms may provide a significant advantage in HCV patients with decompensated liver function such as those with cirrhosis.

•

Resistance profile. The in vitro potency and virology profile of ACH-2684 demonstrates that it effectively suppresses a broad range of natural variants of the hepatitis C virus, so it may be effective in prevention and treatment of emerging resistant variants of the HCV virus including mutations R155, A156 and D168.

Clinical Development History

In May 2011, we initiated a phase I clinical study to investigate the safety, tolerability, pharmacokinetic profile and antiviral activity of ACH-2684. We tested healthy volunteers in a single ascending dose (SAD) segment with doses ranging from 10 mg once daily to 300 mg twice daily. ACH-2684 demonstrated good safety and tolerability. The first cohorts of HCV-infected genotype 1 patients were enrolled thereafter and treated with ACH-2684 administered once-daily at 400 mg. HCV-infected patients with genotype 3 HCV were also enrolled and dosed twice-daily with 400mg of ACH-2684.

In January 2012, we announced proof-of-concept with ACH-2684 in both genotype 1 HCV, where the compound demonstrated a mean maximum 3.73 log10 reduction in patient viral load, and in genotype 3 HCV with a maximum HCV RNA viral load reduction of 2.03 log10.

In November 2012, we announced that ACH-2684, in a third phase Ib clinical study of once-daily doses of 400mg administered for three days to HCV patients with cirrhosis achieved a mean maximum 3.67 log10 reduction in HCV RNA (range 3.10-4.40 log10) as compared to 0.22 log10 reduction for placebo. This result was similar to the antiviral activity achieved in non-cirrhotic genotype 1 HCV patients receiving the same dose of ACH-2684.

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

NS5A Inhibitor for Chronic Hepatitis C Infection

In another proprietary program against hepatitis C infection, we have discovered and developed a potent inhibitor of the HCV NS5A protein. The NS5A protein serves multiple functions at various stages of the viral life cycle including involvement in virion production, interacting with host proteins and is implicated in interferon-resistance. Inhibition of NS5A is a clinically validated mechanism of action.

NS5A Inhibitor ACH-3102

In vitro, ACH-3102 demonstrates potency at picomolar concentrations in both genotypes 1a and 1b, the genotypes most prevalent in the United States. Other NS5A inhibitors have been challenged to show continued potency against the difficult-to-treat genotype 1a. The compound is also active against all other known genotypes (2, 3, 4, 5 and 6). ACH-3102 also operates synergistically with both NS3 protease and NS5B polymerase inhibitors.

The following table shows the relative potency of ACH-3102, as measured by the effective concentration required to reduce viral levels by at least 50%, or EC50, compared side by side to a leading compound under clinical development in this class by Bristol-Myers Squibb:

	EC50 (pM) in Replicon Assay
	Genotype 1b	Genotype 1a
ACH-3102	5.1	26
BMS-0052	2.9	60

Importantly, ACH-3102 has demonstrated ten to one-hundred-fold improvement in efficacy against the common resistance mutations compared to BMS-0052.

Clinical Development History

Phase I Clinical Trials. In March 2012, we filed an Investigational New Drug, or IND, application for ACH-3102 and initiated clinical development in May 2012. In September 2012, we reported both preliminary safety and efficacy results from phase I clinical trials of ACH-3102. In total, 42 healthy volunteers received a single dose of ACH-3102, and 32 healthy volunteers received doses ranging from 25 mg to 1,000 mg, or 14 days of once daily ACH-3102, with dose regimens evaluating day 1 doses of 25 mg to 300 mg and subsequent doses on days 2 to 14 ranging from 25 mg to 100 mg. Data from both the single and multiple ascending dose groups demonstrated that ACH-3102 was well tolerated with no serious adverse events and no clinically significant changes in vital signs, electrocardiograms (ECGs), or laboratory evaluations.

Also in September 2012, we announced proof-of-concept efficacy results evaluating a single dose of ACH-3102 in patients with genotype 1a HCV. In all, 12 patients were treated with a single dose of either 50 mg, 150 mg, or 300 mg of ACH-3102, with a mean maximum decline in HCV RNA 3.78, 3.52, and 3.93 log10 achieved, respectively. An assessment of clinical virology, whereby the genetic sequencing of the HCV virus obtained from patient samples was analyzed, revealed that at baseline one patient had a L31M mutation and another had a Y93C mutation. Both of these mutations have been previously reported to convey a high level of resistance to first-generation NS5A inhibitors that was not observed following exposure to ACH-3102. No serious adverse events were reported and there were no patient discontinuations.

Phase II Clinical Trials. In January 2013, we announced preliminary results from an open-label phase II pilot trial evaluating 12 weeks of once-daily ACH-3102 in combination with ribavirin for the treatment of HCV genotype 1b. The study initially enrolled up to 16 treatment-naïve patients with GT 1b HCV who will receive 225 mg of ACH-3102 on day 1 followed by 75 mg of ACH-3102 once daily on subsequent days in combination with twice daily ribavirin. The primary objective of the trial was to determine the safety of this dosing regimen and the sustained virologic response 12 weeks after the completion of 12 weeks treatment (SVR12) with secondary endpoints assessing pharmacokinetics, pharmacodynamics, and other virologic endpoints including undetectable levels of virus at four weeks, or rapid virologic response, (RVR), and undetectable levels of virus at end of treatment, (ETR). Interim results for the initial 8 patients, revealed that 4 out of 5 patients (80%) who had reached four-weeks of dosing achieved RVR, and 3 out of 3 patients (100%) who had reached 12 weeks of dosing achieved ETR. To date, following up to 12 weeks of treatment with ACH-3102 in combination with ribavirin, there have been no reported serious adverse events, no treatment discontinuations and no clinically significant changes in vital signs, electrocardiograms (ECGs), or laboratory evaluations with the exception of one subject with an anemia requiring a ribavirin dose reduction. In February 2013, we announced that no viral breakthrough or viral relapse had been observed to date for any of the eight patients enrolled, including patients currently receiving or having completed 12 weeks of therapy. For the three patients having completed 12 weeks of therapy and continued monitoring through week 16, all achieved a sustained viral response 4 weeks after treatment, or SVR4, and are HCV undetectable.

Preclinical Development History

In preclinical studies, ACH-3102 has demonstrated potent pan-genotypic activity, meaning activity against HCV subtypes referred to as genotypes 1 through 6, including excellent activity against both the 1a genotype and known mutant variants of genotype 1 HCV.

In both 14-day and 3-month preclinical studies, ACH-3102 has demonstrated high safety margins in animals with minimal dose-related side effects in both single ascending dose and multiple dose trials. Long-term 6- and 9-month preclinical studies are on-going.

Drug Discovery Programs and Capabilities

We have successfully advanced seven drug candidates into human clinical trials, with two additional drug candidates in late-stage preclinical studies. We discovered seven of these eight drug candidates in house by applying our deep understanding of virology, microbiology and synthetic chemistry. We intend to continue to capitalize on our internal drug discovery and development capabilities to expand our product candidate portfolio.

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

Compound Synthesis, Hit Identification and Lead Optimization

Our focused compound library contains a diverse set of molecules that have been synthesized for the principal purpose of inhibiting genomic replication in viruses and bacteria. We have developed the following tools that enable us to manage our compounds efficiently and advance our programs:

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

•

HCVWiki is an in-house database of ongoing and completed HCV therapy clinical trial designs and results. It also has an in-house developed, user friendly interface for accessing and analyzing this data.

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

Competition

Our industry is highly competitive and subject to rapid and significant technological change. All of the drugs we are developing, if approved, would compete against existing therapies. In addition, we believe a significant number of drug candidates are currently under development and may become available for the treatment of chronic hepatitis C. The key competitive factors affecting the commercial success of these drugs are likely to be efficacy, safety and tolerability, durability and resistance profile, convenience of dosing, price and reimbursement.

Many of our potential competitors, including many of the organizations named below, either alone or with their collaborative partners, have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of drug candidates, obtaining FDA and other regulatory approvals of products and the commercialization of those products. Accordingly, our competitors may be more successful than we may be in obtaining FDA approval for drugs and achieving widespread market acceptance. Our competitors’ drugs may be more effective, have fewer negative side effects or be more effectively marketed and sold, than any drug we may commercialize and may render our drug candidates obsolete or non-competitive before we can recover the expenses of developing and commercializing any of our drug candidates. We anticipate that we will face intense and increasing competition as new drugs enter the market and advanced technologies become available. These organizations may also establish collaborative or licensing relationships with our competitors. Finally, the development of a vaccine, cure or new treatment methods for HCV infection could render our drugs non-competitive or obsolete.

If approved, our NS3 protease inhibitors, sovaprevir and ACH-2684, and our NS5A inhibitor, ACH-3102, would compete with drugs currently approved for the treatment of HCV, i.e., the interferon-alpha-based products from Roche (Pegasys and Roferon-A) or Merck (Intron-A or Peg-Intron), the ribavirin-based products from Merck (Rebetrol), Roche (Copegus) or generic versions sold by various companies, as well as recently-approved protease inhibitors telaprevir by Vertex (Incivek) and boceprevir by Merck (Victrelis). In addition, our HCV compounds may compete with the interferon- and ribavirin-based drugs currently in development such as Valeant’s ribavirin analog (Viramidine) and Human Genome Sciences’ Albuferon.

If approved, our drug candidates may also complete with treatments currently in development to treat HCV infection in multiple classes including protease inhibitors, polymerase inhibitors (nucleoside and non-nucleoside), NS5A inhibitors and cyclophilin inhibitors. Competing drug candidates, or combinations of drug candidates, are being developed by companies such as Abbvie, Astra-Zeneca, Boehringer Ingelheim, Bristol-Myers Squibb, Enanta, Gilead, GlaxoSmithKline, Idenix, Johnson & Johnson, Presidio, Medivir, Merck, Novartis, Pfizer, Roche, Valeant and Vertex.

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

Our hepatitis C patent portfolio currently includes the following:

	Issued Patents	Provisional Patent Applications	Pending Non-Provisional Applications	Pending PCT Applications
U.S.	11	1	9	1
Foreign	17	—	67	—

These patents and patent applications, if issued, will expire between 2024 and 2032. The patent applications contain claims directed to classes of compounds, methods of use, mechanism of action, and research assays. Our HCV patents and patent applications are filed in 24 different countries, with the majority of them in Australia, Brazil, Canada, China, Europe, Japan, New Zealand and the United States.

In addition, we have obtained non-exclusive licenses to HCV drug discovery patents and patent applications owned by Apath, L.L.C., and ReBlikon, GmbH.

Our antibacterial patent portfolio currently includes the following:

	Issued Patents	Provisional Patent Applications	Pending Non-Provisional Applications	Pending PCT Applications
U.S.	6	—	3	—
Foreign	41	—	15	—

These patents and patent applications, if issued, will expire between 2024 and 2032. The patent applications contain claims directed to classes of compounds, methods of use, and processes for synthesis. Our antibacterial patents and patent applications are filed in 42 different countries, with the majority of them in Australia, Canada, Europe, Japan, New Zealand and the United States.

In 2012, we entered into a license and development agreement with ORA, Inc. (Ora) for the worldwide development and commercialization of ACH-702 delivered topically or locally. Under the terms of the agreement, Ora will assume development and regulatory responsibility and associated costs for ACH-702 and we will be eligible to receive development and commercialization milestones and royalties on net sales.

Our HIV patent portfolio currently includes the following:

	Issued Patents	Provisional Patent Applications	Pending Non-Provisional Applications	Pending PCT Applications
U.S.	8	—	—	—
Foreign	26	—	3	—

We either own or hold exclusive worldwide licenses from Yale University and Emory University to these patents and patent applications. The patents and patent applications, if issued, will expire between 2014 and 2025. The issued U.S. patents contain claims directed to elvucitabine chemical compound, method of use, synthesis, and formulation. Our HIV patents and patent applications are filed in 25 different countries with the majority of them in Australia, China, Mexico, Japan and the United States.

In 2010, we entered into a license agreement for elvucitabine with GCA Therapeutics, Ltd. (GCAT) for the treatment of both Hepatitis B, or HBV, and HIV infection. The exclusive license grants GCAT the right, through its Chinese joint venture with Tianjing Institute of Pharmaceutical Research, or TIPR, to clinically develop and commercialize elvucitabine in mainland China, Hong Kong and Taiwan. Under the terms of the agreement, GCAT, through a sublicense agreement with its Chinese joint venture, T & T Pharma Co., Ltd., formed with

TIPR, will assume all development and regulatory responsibility and associated costs for elvucitabine, and we will be eligible to receive development milestones and royalties on net sales in those territories.

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

•

submission of an IND, which must become effective before human clinical trials may begin and which must include approval by an institutional review board, or IRB, at each clinical site before the trials are initiated;

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

United States Review and Approval Processes

FDA approval of an NDA is required before marketing of the product may begin in the United States. The NDA must include the results of product development, preclinical studies and clinical studies, together with other detailed information, including information on the chemistry, manufacture and composition of the product. The FDA has 60 days from its receipt of the NDA to review the application to ensure that it is sufficiently complete for substantive review before accepting it for filing. The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The submission of an NDA is also subject to the payment of user fees; a waiver of such fees may be obtained under certain limited circumstances. Further, the sponsor of an approved NDA is subject to annual product and establishment user fees. The approval process is lengthy and the FDA may refuse to approve an NDA if the applicable regulatory criteria are not satisfied or may require additional clinical or other data and information. Even if such data and information is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. The FDA may also refer applications for drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use. Before approving an NDA, the FDA will inspect the facility or facilities where the product is manufactured to determine whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality, purity and stability.

The FDA has various programs including Fast Track, priority review and accelerated approval that are intended to expedite the development and review of drug candidates, and/or provide for approval on the basis of surrogate endpoints. Even if a drug candidate qualifies for one or more of these programs, the FDA may later decide that the drug candidate no longer meets the conditions for qualification or that the time period for FDA review or approval will not be shortened. Generally, drug candidates that may be eligible for these programs are those for serious or life-threatening conditions, those with the potential to address unmet medical needs or those that offer meaningful benefits over existing treatments.

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

Under European Union regulatory systems, we may submit marketing authorization applications under a procedure. The centralized procedure, which is compulsory for medicines produced by certain biotechnological processes and optional for those which are highly innovative, provides for the grant of a single marketing authorization that is valid for all European Union member states.

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

Segment Reporting

We are engaged solely in the discovery and development of innovative drug therapies for infectious diseases. Accordingly, we have determined that we operate in one operating segment.

Employees

As of February 11, 2013, we had 56 full-time employees and 1 part-time employee, 25 of whom hold doctoral degrees. Approximately 42 of our employees are engaged in research and development, with the remainder engaged in administration, finance and business development functions. We believe our relations with our employees are good.

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

Executive Officers of the Registrant

Name	Age	Position
Michael D. Kishbauch	63	President and Chief Executive Officer
Milind S. Deshpande, Ph.D.	56	President of Research and Development and Chief Scientific Officer
Gautam Shah, Ph.D.	56	Executive Vice President and Chief Compliance Officer
Mary Kay Fenton	48	Senior Vice President and Chief Financial Officer
Joseph Truitt	48	Senior Vice President and Chief Commercial Officer

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

Milind S. Deshpande, Ph.D., President of Research and Development and Chief Scientific Officer. Prior to joining Achillion in September 2001, Dr. Deshpande was Associate Director of Lead Discovery and Early Discovery Chemistry at the Pharmaceutical Research Institute at Bristol-Myers Squibb, a pharmaceutical company, from 1991 to 2001, where he managed the identification of new clinical candidates to treat infectious and neurological diseases. From 1988 to 1991, he held a faculty position at Boston University Medical School. Dr. Deshpande received his Ph.D. in Organic Chemistry from Ohio University, following his undergraduate education in India.

Gautam Shah, Ph.D., Executive Vice President and Chief Compliance Officer. Prior to joining Achillion in May 2004, Dr. Shah was Senior Director of Regulatory Affairs with Sepracor, a pharmaceutical company, from February 2003 to May 2004. Prior to Sepracor, Dr. Shah was in the Regulatory Affairs Group of Bayer Health Care, a pharmaceutical company. Before Bayer, he held positions of increasing responsibilities at Pfizer Inc., a pharmaceutical company, in the area of Product and Process Development. Dr. Shah received his Ph.D. in Pharmaceutics from the University of Illinois, as well as a M.S. in Medicinal Chemistry from Wayne State University and a B.A. in Pharmacy from MSU University in India.

Mary Kay Fenton, Senior Vice President and Chief Financial Officer. Prior to joining Achillion in October 2000, Ms. Fenton, a certified public accountant, held various positions within the Technology Industry Group at PricewaterhouseCoopers LLP, an independent registered public accounting firm, from 1991 to 2000, most recently as Senior Manager responsible for the life sciences practice in Connecticut. Prior to 1991, Ms. Fenton was an economic development associate in the nonprofit sector. Ms. Fenton is on the Executive Committee of the Board of Directors of Connecticut Business and Industry Association, a representative business organization. Ms. Fenton holds an M.B.A. in Finance from the Graduate School of Business at the University of Connecticut and an A.B. in Economics from the College of the Holy Cross.

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

We have invested a significant portion of our efforts and financial resources in the development of our candidates for the treatment of HCV, including our protease inhibitors, sovaprevir and ACH-2684, and our NS5A inhibitor, ACH-3102. Our ability to generate revenues will depend heavily on the successful development and commercialization of these drug candidates. The development and commercial success of these drug candidates will depend on several factors, including the following:

•	our ability to provide acceptable evidence of the safety and efficacy of these drug candidates in current and future clinical trials;

•	our ability to provide acceptable evidence of the ability of our drug candidates to be dosed safely in combination with other drugs and/or drug candidates, both ours and others;

•	our ability to develop drug formulations that will deliver the appropriate drug exposures in longer term clinical trials;

•	our ability to obtain patent protection for our drug candidates and freedom to operate under third party intellectual property;

•	receipt of marketing approvals from the FDA and similar foreign regulatory authorities;

•	establishing commercial manufacturing arrangements with third-party manufacturers;

•	launching commercial sales of the drugs, whether alone or in collaboration with others;

•	acceptance of the drug in the medical community and with third-party payors; and

•	our ability to identify, enter into and maintain collaboration arrangements with appropriate strategic partners for our compounds.

Positive results in preclinical studies of a drug candidate may not be predictive of similar results in human clinical trials, and promising results from early clinical trials of a drug candidate may not be replicated in later clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in early-stage development. Accordingly, the results from the preclinical studies or completed clinical trials for sovaprevir, ACH-3102 or ACH-2684 may not be predictive of the results we may obtain in later stage trials.

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

If approved, our protease inhibitors, sovaprevir and ACH-2684, and our NS5A inhibitor, ACH-3102, would compete with drugs currently approved for the treatment of HCV, i.e., the interferon-alpha-based products from Roche (Pegasys and Roferon-A) or Merck (Intron-A or Peg-Intron), the ribavirin-based products from Merck (Rebetrol), Roche (Copegus) and generic versions sold by various companies, as well as recently-approved protease inhibitors telaprevir by Vertex (Incivek) and boceprevir by Merck (Victrelis). In addition, our HCV compounds may compete with the interferon- and ribavirin-based drugs currently in development such as Valeant’s ribavirin analog (Viramidine) and Human Genome Sciences’ Albuferon.

If approved, our drug candidates may also complete with treatments currently in development to treat HCV infection in multiple classes including protease inhibitors, polymerase inhibitors (nucleoside and non-nucleoside), NS5A inhibitors and cyclophilin inhibitor. Competing drug candidates for the treatment of HCV, or combinations of drug candidates, are being developed by companies such as Abbvie, Astra-Zeneca, Boehringer Ingelheim, Bristol-Myers Squibb, Enanta, Gilead, GlaxoSmithKline, Idenix, Johnson & Johnson, Presidio, Medivir, Merck, Novartis, Pfizer, Roche, Valeant and Vertex.

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

Competitive products, specific classes of competitive products, or combinations of competitive products, may render our products obsolete or noncompetitive before we can recover the expenses of developing and commercializing our drug candidates. Furthermore, the development of new treatment methods and/or the widespread adoption or increased utilization of any vaccine for the diseases we are targeting could render our drug candidates noncompetitive, obsolete or uneconomical. If we successfully develop and obtain approval for any of our drug candidates, we will face competition based on the safety and effectiveness of our drug candidates, the timing of their entry into the market in relation to competitive products in development, the availability and cost of supply, marketing and sales capabilities, reimbursement coverage, price, patent position and other factors. If we successfully develop drug candidates but those drug candidates do not achieve and maintain market acceptance, our business will not be successful.

We have a limited operating history and have incurred a cumulative loss since inception. If we do not generate significant revenues, we will not be profitable.

We have incurred significant losses since our inception in August 1998. As of December 31, 2012, our accumulated deficit was approximately $323 million. We have not generated any revenue from the sale of drug candidates to date. We expect that our annual operating losses will increase over the next several years as we expand our research, development and commercialization efforts.

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

We believe that our existing cash, cash equivalents and marketable securities will be sufficient to support our current operating plan through at least December 31, 2013. Our operating plan may change as a result of many factors, including:

•	the costs involved in the clinical development, manufacturing and formulation of our protease inhibitors, sovaprevir and ACH-2684, and our NS5A inhibitor, ACH-3102;

•	the scope of and costs associated with entering cooperative study arrangements, or CSAs, if any, for the collaborative development of our drug candidates with other’s drug candidates in combination;

•	the costs involved in obtaining regulatory approvals for our drug candidates;

•	the scope, prioritization and number of programs we pursue;

•	the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent and other intellectual property claims;

•	our ability to raise incremental debt or equity capital, including any changes in the credit or equity markets that may impact our ability to obtain capital in the future;

•	our acquisition and development of new technologies and drug candidates; and

•	competing technological, regulatory and market developments currently unknown to us.

If our operating plan changes, we may need additional funds sooner than planned. Such additional financing may not be available when we need it or may not be available on terms that are favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. If adequate funds are not available to us on a timely basis, or at all, we may be required to terminate or delay preclinical studies, clinical trials or other development activities for one or more of our drug candidates. We may seek additional financing through a combination of private and public equity offerings, debt financings and collaboration, strategic alliance and licensing arrangements. For example, in November 2012 we entered into an agreement with Cantor Fitzgerald & Co., or Cantor, pursuant to which, from time to time, we may offer and sell up to $50 million of shares of our common stock “at the market” through Cantor pursuant to a universal shelf registration statement. To the extent that we raise additional capital through the sale of equity or convertible debt securities, ownership interest will be diluted, and the terms may include adverse liquidation or other preferences that adversely affect stockholder’s rights. Since August 2008, we have issued an aggregate of 59,713,859 shares of our common stock in two private placements and three registered offerings as well as warrants to purchase an aggregate of 13,279,028 shares of our common stock. As of December 31, 2012, we have 5,358,212 warrants outstanding. These financings substantially diluted our existing stockholders.

Stockholders will be further diluted if, and to the extent, any warrants are exercised. Debt financing, if available, may involve covenants that limit or restrict our ability to take specific actions such as incurring additional debt, making capital expenditures or declaring dividends, or may involve immediate repayment of the debt under certain circumstances. If we raise additional funds through collaborations, strategic alliances and licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies or drug candidates, or grant licenses on terms that are not favorable to us.

If we acquire or license technologies, resources or drug candidates, we will incur a variety of costs and may never realize benefits from the transaction.

If appropriate opportunities become available, we may license or acquire technologies, resources, drugs or drug candidates. We may never realize the anticipated benefits of such a transaction or we may later incur impairment charges related to assets acquired in any such transaction. In particular, due to the risks inherent in drug development, we may not successfully develop or obtain marketing approval for the drug candidates we acquire. Future licenses or acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, the creation of contingent liabilities, impairment expenses related to goodwill, and impairment or amortization expenses related to other intangible assets, which could harm our financial condition.

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

In late 2011 and early 2012, several acquisitions of smaller biopharmaceutical companies by larger biopharmaceutical companies took place at substantial premiums over the market capitalizations of the target companies, including the acquisitions of Anadys Pharmaceuticals, Pharmasset, Inc. and Inhibitex Pharmaceuticals, by Roche, Gilead and Bristol-Myers Squibb, respectively. If such consolidation continues to take place, we may face competitive pressures to a far greater degree than had those consolidations not occurred, resulting from the greater resources the larger pharmaceutical companies can put toward their development pipelines. Further, if investors who provide capital to our industry continue to seek and advocate for similar acquisitions at similar premiums, we may not be able to satisfy their higher expectations for market value appreciation and our stock price may decline.

Our business has a substantial risk of product liability claims. If we are unable to obtain or maintain appropriate levels of insurance, a product liability claim could adversely affect our business.

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

For a further discussion of the estimates and judgments that we make and the critical accounting policies that affect these estimates and judgments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Standards and Estimates” elsewhere in this Annual Report on Form 10-K.

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

•

enrollment in our clinical trials may be slower than we currently anticipate as potential participants have access to commercially launched DAAs, telaprevir (Incivek) or boceprevir (Victrelis), as well as other experimental therapies under development, or participants may not remain adherent to our clinical trial protocols or may drop out of our clinical trials at a higher rate than we currently anticipate, each resulting in significant delays;

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

In addition, the current standard of care, telaprevir (Incivek) or boceprivir (Victrelis) in combination with P/R, is subject to change. If change occurs, we could be required to carry out more extensive studies, evaluate different treatment combinations or complete comparative effectiveness studies, resulting in significant delays and/or increased costs.

We, and a number of other companies in the pharmaceutical and biotechnology industries, have suffered significant setbacks in later stage clinical trials even after achieving promising results in early-stage development.

Expenses associated with clinical trials may cause our earnings to fluctuate, which could adversely affect our stock price.

The clinical trials required for regulatory approval of our products, as well as clinical trials we are required to conduct after approval, are very expensive. It is difficult to accurately predict or control the amount or timing of these expenses from quarter to quarter, and the FDA and/or other regulatory agencies may require more clinical testing than we originally anticipated for our drug candidates. Uneven and unexpected spending on these programs may cause our operating results to fluctuate from quarter to quarter, and our stock price may decline.

If we are unable to obtain U.S. and/or foreign regulatory approval, we will be unable to commercialize our drug candidates.

Our drug candidates are subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, safety, efficacy, record keeping, labeling, marketing and distribution of drugs. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process are required in the United States and in many foreign jurisdictions prior to the commercial sale of our drug candidates. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. It is possible that none of the drug candidates we are developing will obtain marketing approval. In connection with the clinical trials for sovaprevir, ACH-3102, ACH-2684 and any other drug candidate we may seek to develop in the future, we face risks that:

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

Further, we cannot predict whether or how recent program discontinuations by certain of our competitors (such as the recent discontinuation by Bristol-Myers Squibb of BMS-986094, a nucleotide polymerase inhibitor, due to serious cardiac-related adverse events) may increase the level of scrutiny by the FDA on our drug candidates, slowing data review and response times or otherwise creating delays or difficulties in initiating and progressing clinical trials. Any of the following could delay the clinical development of our drug candidates:

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

We, the FDA or other applicable regulatory authorities may suspend clinical trials of a drug candidate at any time if we or they believe the subjects or patients participating in such clinical trials are being exposed to unacceptable health risks or for other reasons. For example, when we advanced sovaprevir into longer term clinical trials in phase II, we established predetermined stopping rules, as well as a Data Safety Monitoring Board (DSMB) in order to monitor and ensure patient safety. Any interruption of these clinical trials, whether as a result of one of our drug candidates, or of co-administration of a concomitant anti-HCV agent, or of administrative review delays on the part of the DSMB or FDA, could cause delays in our drug development.

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

In addition to regulations in the United States, we are and will be subject, either directly or through our distribution partners, to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our products, if approved.

Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in non-U.S. countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a process that requires the submission of a clinical trial application much like an IND prior to the commencement of human clinical trials. In Europe, for example, a clinical trial application, or CTA, must be submitted to the competent national health authority and to independent ethics committees in each country in which a company intends to conduct clinical trials. Once the CTA is approved in accordance with a country’s requirements, clinical trial development may proceed in that country.

The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, the clinical trials are conducted in accordance with good clinical practices, or GCPs, and other applicable regulatory requirements.

To obtain regulatory approval of an investigational drug under European Union, or E.U., regulatory systems, we must submit a marketing authorization application. This application is similar to the NDA in the United States, with the exception of, among other things, country-specific document requirements. Drugs can be authorized in the E.U. by using (i) the centralized authorization procedure, (ii) the mutual recognition procedure, (iii) the decentralized procedure, or (iv) national authorization procedures.

The European Medicines Agency, or EMA, implemented the centralized procedure for the approval of human drugs to facilitate marketing authorizations that are valid throughout the E.U. This procedure results in a single marketing authorization granted by the European Commission that is valid across the European Union, as well as in Iceland, Liechtenstein and Norway. The centralized procedure is compulsory for certain human drugs including those that are: (i) derived from biotechnology processes, such as genetic engineering or (ii) contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative diseases, autoimmune and other immune dysfunctions and viral diseases.

Market exclusivity provisions under the FDCA can delay the submission or the approval of certain applications.

The Federal Food, Drug and Cosmetic Act, or FDCA, provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application, or ANDA, or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an approved NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, for new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA; however, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Risks Related to Our Dependence on Third Parties

We may not be able to execute our business strategy if we are unable to enter into alliances with other companies that can provide capabilities and funds for the development and commercialization of our drug candidates. If we are unsuccessful in forming or maintaining these alliances on favorable terms, our business may not succeed.

We may consider forming exclusive or non-exclusive alliances with major biotechnology or pharmaceutical companies to jointly develop, and commercialize if approved, our protease inhibitor candidates and/or our NS5A inhibitor candidates. In such alliances, we would expect our biotechnology or pharmaceutical collaborators to provide substantial funding, as well as significant capabilities in clinical development, regulatory affairs, marketing and sales. We may not be successful in entering into any such alliances on favorable terms or in a timely manner, if at all. There are a limited number of collaboration partners whose pipeline of HCV clinical candidates are suitable for co-development with ours. There are also a limited number of potential collaboration partners without a robust HCV drug candidate pipeline, but demonstrated commercial interest in HCV therapeutics who may have interest in gaining rights to our HCV drug candidates. Recent consolidation may have reduced the number of potential partners further, making achieving a suitable partnership more difficult, potentially limiting our ability to command a significant premium in any such transaction. Further, if potential collaboration partners enter alliances with other competing HCV companies, our future business prospects may be harmed, as these alliances could reduce the pool of potential partners for our compounds and/or limit the value of such alliance.

Even if we do succeed in securing such alliances, we may not be able to maintain them if development or approval of a drug candidate is delayed or sales of an approved drug are disappointing. For example, a 2004 license and collaboration agreement between us and Gilead for the advancement of certain HCV compounds operating by the mechanism of action known as NS4A antagonism was terminated in February 2012 as neither party was devoting significant time to advancing the compounds under the agreement. Furthermore, any delay in entering into collaboration agreements could delay the development and commercialization of our drug candidates and reduce their competitiveness even if they reach the market. Any such delay related to our collaborations could adversely affect our business.

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

We are developing multiple direct-acting antiviral, or DAA, compounds, in two distinct classes, for treatment of HCV. Other companies are also developing DAAs in these classes, as well as other classes. Until the recent introduction of DAA therapy, the standard of care for HCV infection included therapy with pegylated interferon and ribavirin. Two DAAs developed by our competitors, telaprevir (Incivek) by Vertex and boceprevir (Victrelis) by Merck, were approved by the FDA for use in combination with P/R, and became a new standard of care for genotype 1 HCV in October 2011. We cannot currently predict when or if additional compounds currently in development may again change the standard of care in the future.

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

Even if sovaprevir, ACH-3102, ACH-2684 or any other drug candidates we may develop or acquire in the future obtain regulatory approval, they may not gain market acceptance among physicians, health care payors, patients and the medical community. Factors that we believe could materially affect market acceptance of our product candidates include:

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

In the United States, at both the federal and state levels, the government regularly proposes legislation to reform health care and its cost, and such proposals have received increasing political attention. In 2010, Congress recently passed legislation to reform the U.S. health care system by expanding health insurance coverage, reducing health care costs and making other changes. While health care reform may increase the number of patients who have insurance coverage for the use of any approved drug candidate, it may also include changes that adversely affect reimbursement for approved drug candidates. In addition, there has been, and we expect that there will continue to be, federal and state proposals to constrain expenditures for medical products and services, which may affect payments for any of our approved products. The Centers for Medicare and Medicaid Services frequently change product descriptors, coverage policies, product and service codes, payment methodologies and reimbursement values. Third-party payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates and may have sufficient market power to demand significant price reductions. As a result of actions by these third-party payors, the health care industry is experiencing a trend toward containing or reducing costs through various means, including lowering reimbursement rates, limiting therapeutic class coverage and negotiating reduced payment schedules with service providers for drug products.

Our inability to promptly obtain coverage and profitable reimbursement rates from government-funded and private payors for any approved products could have a material adverse effect on our operating results and our overall financial condition.

Growing availability of orphan pharmaceuticals may lead to increased focus on cost containment.

Orphan pharmaceuticals refer to medicines that treat rare or life-threatening conditions that have smaller patient populations, such as certain types of cancer and multiple sclerosis. The growing availability and use of innovative orphan pharmaceuticals, combined with their relative higher cost as compared to other types of pharmaceutical products, is beginning to generate significant payer interest in developing cost containment strategies targeted to this sector. While the impact on our payers’ efforts to control access and pricing of orphan pharmaceuticals has been limited to date, the increasing use of health technology assessment in markets around the world and the deteriorating finances of governments, may lead to a more significant adverse business impact on drug pricing in the future.

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

The HCV inhibitor space is particularly crowded in terms of intellectual property, and certain competitors such as Merck, Vertex, AstraZeneca, Bayer, Gilead and Bristol-Myers Squibb, have disclosed compounds that may be prior art to our patent applications and prevent issuance or alter the scope of any claims that we may pursue related to our drug candidates.

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

The Leahy-Smith America Invents Act, or the America Invents Act, was signed into law in September 2011, with many of the substantive changes becoming effective one year or 18 months from its enactment. The America Invents Act reforms United States patent law in part by changing the standard for patent approval from a “first to invent” standard to a “first to file” standard and developing a post-grant review system. This legislation changes United States patent law in a way that may weaken our ability to obtain patent protection in the United States.

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

Our research, development and commercialization activities, including any drug candidates resulting from these activities, may infringe or be claimed to infringe patents or other proprietary rights owned by third parties and to which we do not hold licenses or other rights. There may be applications that have been filed but not published that, if issued, could be asserted against us. We are aware that certain third parties, including Bristol-Myers Squibb, Gilead, GlaxoSmithKline plc and Enanta Pharmaceuticals, Inc., have applications that are broadly directed to certain classes of HCV inhibitors. If a patent infringement suit were brought against us, we could be forced to stop or delay research, development, manufacturing or sales of the drug or drug candidate that is the subject of the suit.

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

The legal regime protecting intellectual property rights in China is weak. Because the Chinese legal system in general, and the intellectual property regime in particular, are relatively weak, it is often difficult to create and enforce intellectual property rights in China. Accordingly, we may not be able to effectively protect our intellectual property rights for our compounds in China.

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

In connection with capital raising activities, we may be required to dilute our existing stockholders substantially. For example, since August 2008, we have issued an aggregate of 59,713,859 shares of our common stock in private and registered offerings, as well as warrants to purchase an aggregate of 13,279,028 shares of our common stock. As of December 31, 2012, we have 5,358,212 warrants outstanding. All of the shares of common stock we issued, as well as those shares issuable upon exercise of the warrants, are freely tradable pursuant to effective registration statements, making such shares available for immediate resale in the public market. In November 2012, we filed a universal shelf registration on Form S-3 to register for sale from time to time up to $200,000,000 of common stock, preferred stock, warrants and/or units in one or more offerings. Moreover, in November 2012, we entered into a sales agreement with Cantor pursuant to which, from time to time, we may offer and sell shares of our common stock having an aggregate offering price of up to $50 million through Cantor pursuant to such universal shelf registration statement. Sales of our common stock, if any, under the agreement with Cantor may be made in sales deemed to be “at-the-market” equity offerings as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act, including sales made directly on or through the NASDAQ Global Select Market, the existing trading market for our common stock, sales made to or through a market maker other than on an exchange or otherwise, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, and/or any other method permitted by law, including in privately negotiated transactions. Sales of substantial amounts of shares of our common stock or other securities could lower the market price of our common stock.

Our stock price is likely to be volatile, and the market price of our common stock may decline in value in the future.

The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future. During the period from January 1, 2007 to March 1, 2013, our stock price has ranged from a low of $0.68 to a high of $19.61. Market prices for securities of early stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the results of our clinical trials of our protease inhibitors, sovaprevir and ACH-2684, and our NS5A inhibitor, ACH-3102;

•	the results of clinical trials conducted by others on drugs that would compete with our drug candidates;

•	the announcements of those data, particularly at high profile medical meetings, and the investment community’s perception of and reaction to those data;

•	the ability of our drug candidates to be dosed safely in combination with other drugs and/or drug candidates, both ours and others;

•	the entry into, modification of, or termination of key agreements, or any new collaboration agreement we may enter;

•	market expectations about the timeliness of our entry into, or failure to enter, collaboration arrangements with third parties;

•	the entry by a potential third-party collaborator into an alliance with a competitor, or the entry by any other HCV drug developer into an alliance that may be perceived as competitive to us;

•	the continued industry consolidation of pharmaceutical companies developing HCV drug therapies, or the acquisition of any one of our HCV drug development competitors;

•	the premiums on other transactions and any significant increases or decreases of those premiums;

•	the results of regulatory reviews relating to the approval of our drug candidates;

•	our failure to obtain patent protection for any of our drug candidates or the issuance of third party patents that cover our drug candidates;

•	the initiation of, material developments in, or conclusion of litigation to enforce or defend any of our intellectual property rights;

•	failure of any of our drug candidates, if approved, to achieve commercial success;

•	general and industry-specific economic conditions that may affect our research and development expenditures;

•	the launch of drugs by others that would compete with our drug candidates;

•	the failure or discontinuation of any of our research programs;

•	issues in manufacturing our drug candidates or any approved products;

•	the introduction of technological innovations or new commercial products by us or our competitors;

•	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;

•	future sales of our common stock;

•	changes in the structure of health care payment systems;

•	period-to-period fluctuations in our financial results; and

•	low trading volume of our common stock.

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

As a public company, the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, as well as the rules of the NASDAQ Global Select Market, have required us to implement additional corporate governance practices and adhere to a variety of reporting requirements and complex accounting rules. Compliance with these public company obligations places significant additional demands on our limited number of finance and accounting staff and on our financial, accounting and information systems.

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

Market Information

Our common stock began trading on the NASDAQ Global Select Market on October 26, 2006 under the symbol “ACHN”. Prior to that time, there was no established public trading market for our common stock. The following table sets forth the high and low sale prices per share for our common stock on the NASDAQ Global Select Market for the period indicated:

	High	Low
2012
First Quarter	$12.95	$7.50
Second Quarter	$11.08	$5.78
Third Quarter	$11.01	$5.42
Fourth Quarter	$11.36	$7.11

2011
First Quarter	$7.50	$3.57
Second Quarter	$8.95	$4.55
Third Quarter	$8.60	$4.50
Fourth Quarter	$8.22	$3.81

Information regarding our equity compensation plans and the securities authorized for issuance thereunder is set forth in Item 12 below.

Holders of record

As of February 11, 2013, there were approximately 80 holders of record of our common stock. The number of record holders may not be representative of the number of beneficial owners because many of the shares of our common stock are held by depositories, brokers or other nominees.

Dividends

We have never paid or declared any cash dividends on our common stock. We currently intend to retain any earnings for future growth and, therefore, do not expect to pay cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

Neither we nor any affiliated purchaser or anyone acting on behalf of us or an affiliated purchaser made any purchases of shares of our common stock in the fourth quarter of 2012.

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

The following graph compares the cumulative total stockholder return on our common stock from January 1, 2008 to December 31, 2012 with the cumulative total return of (i) the NASDAQ Market Index and (ii) the NASDAQ Biotechnology Index. This graph assumes the investment of $100.00 on January 1, 2008 in our common stock, the NASDAQ Market Index and the NASDAQ Biotechnology Index, and assumes any dividends are reinvested.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read together with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the notes to those financial statements included elsewhere in this Annual Report on Form 10-K. The selected statements of operations data for the years ended December 31, 2012, 2011 and 2010 and balance sheet data as of December 31, 2012 and 2011 set forth below have been derived from our audited financial statements included elsewhere in this Annual Report. The selected statement of comprehensive loss data for the years ended December 31, 2009 and 2008 and balance sheet data as of December 31, 2010, 2009 and 2008 set forth below have been derived from the audited financial statements for such years not included in this Annual Report. The historical results presented here are not necessarily indicative of future results.

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share amounts)
Statement of Comprehensive Loss Data:
Total revenue	$2,607	$247	$2,436	$(294)	$(234)
Research and development	38,999	35,441	20,529	18,419	21,018
General and administrative	10,901	9,153	7,205	6,553	6,546
Restructuring charges	—	—	—	274	—
Total operating expenses	49,900	44,594	27,734	25,246	27,564
Loss from operations	(47,293)	(44,347)	(25,298)	(25,540)	(27,798)
Interest income (expense), net	166	141	(183)	(392)	(353)
Net loss	(47,127)	(44,206)	(25,481)	(25,932)	(28,151)
Net loss per share—basic and diluted	$(0.64)	$(0.69)	$(0.57)	$(0.98)	$(1.42)
Weighted average number of shares outstanding—basic and diluted	73,965	64,248	45,079	26,537	19,812

	2012	2011	2010	2009	2008
Balance Sheet Data:
Cash and cash equivalents	$18,526	$16,110	$25,373	$9,712	$11,060
Short-term marketable securities	46,884	37,456	29,827	—	24,297
Long-term marketable securities	12,008	26,377	—	—	—
Working capital	58,731	46,148	52,296	2,803	24,359
Total assets	81,530	82,630	58,235	11,670	38,561
Long-term liabilities	347	2,718	2,489	2,906	1,361
Total liabilities	9,483	11,662	7,691	10,648	13,540
Total stockholders’ equity	72,047	70,968	50,544	1,022	25,021

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a biopharmaceutical company that was established to discover, develop and commercialize innovative treatments for infectious diseases. Within the anti-infective market, we are currently concentrating on the development of antivirals for the treatment of chronic hepatitis C viral infection, or HCV. We are currently focusing our efforts on developing the following three clinical-stage drug candidates which we intend to study in combination with each other and/or potentially in combination with compounds owned by others, each combination being investigated for the treatment of HCV:

•	Sovaprevir, a NS3 protease inhibitor being investigated for the treatment of HCV, currently in phase II clinical development;

•	ACH-3102, a NS5A inhibitor being investigated for the treatment of HCV, currently in phase II clinical development;

•	ACH-2684, a NS3 protease inhibitor being investigated for the treatment of HCV, which recently completed phase I clinical development.

In addition, we have established a pipeline of certain antibacterial product candidates for which we are currently seeking appropriate collaborative partners, but to which we are not devoting significant resources at this time. These product candidates include ACH-702 for the treatment of dermatologic and ophthalmic infections, and ACH-2881 for the treatment of serious resistant bacterial infections, including methicillin resistant staphylococcus aureus. We have also developed and out licensed certain development and commercialization rights to elvucitabine, for the treatment of both Hepatitis B, or HBV, and human immunodeficiency virus, or HIV.

We have devoted and are continuing to devote substantially all of our efforts toward product research and development. We have incurred losses of $309 million from inception through December 31, 2012 and had an accumulated deficit of $323 million at December 31, 2012, which includes preferred stock dividends recognized until our initial public offering in 2006. Our net losses were $47.1 million, $44.2 million and $25.5 million for the years ended December 31, 2012, 2011, and 2010, respectively.

We have funded our operations primarily through proceeds from the sale of equity securities, including our initial public offering in October 2006, private placements of our common stock in August 2008 and August 2010 and registered offerings of our common stock in January 2010, June 2011 and August 2012.

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

Financial Operations Overview

Revenue

To date, we have not generated revenue from the sale of any drugs. The majority of our revenue recognized to date has been derived from our former collaboration with Gilead to develop compounds for use in treating HCV. During the years ended December 31, 2012, 2011, and 2010 we recognized $2.5 million, $247,000, and $180,000, respectively, under this collaboration agreement.

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

In February 2012, our collaboration with Gilead was terminated. We retain the right to develop ACH-1095, a compound discovered and developed under the collaboration, although we do not have current plans to do so.

We did not recognize any revenue related to the amortization of deferred revenue during the years ended December 31, 2011 and 2010, as we were unable to accurately estimate our total performance obligations under the Gilead collaboration. Effective with the February 2012 termination of the collaboration, we recognized the remaining $2.5 million of deferred revenue.

In October 2012, we entered into a license and development agreement with Ora, Inc. (Ora) for the worldwide development and commercialization of ACH-702 delivered topically or locally. During the year ended December 31, 2012, we recognized $100,000 of revenue upon the initiation of the Ora agreement related to the one time nonrefundable license fee and an additional $18,000 upon the sublicensing by Ora of ACH-702 to Taejoon Pharmaceutical Co., Ltd in December 2012.

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

All costs associated with internal research and development, and research and development services for which we have externally contracted, are expensed as incurred. The costs of obtaining patents for our candidates are expensed as incurred as indirect costs. Our research and development expenses for the years ended December 31, 2012, 2011 and 2010 were as follows:

	For the Years Ended December 31,
	2012	2011	2010
	(in thousands)
Direct external costs:
Sovaprevir (and related compounds)	$10,893	$12,210	$5,679
ACH-3102 (and related compounds)	10,554	2,795	—
ACH-2684 (and related compounds)	3,166	5,764	2,115
ACH-2928 (and related compounds)	525	3,265	1,378
Other	1,205	657	861

	26,343	24,691	10,033
Direct internal personnel costs	9,824	7,664	6,755

Sub-total direct costs	36,167	32,355	16,788
Indirect costs and overhead	3,386	3,504	3,871
Connecticut research and development tax credit	(554)	(418)	(130)

Total research and development	$38,999	$35,441	$20,529

We are currently conducting phase II clinical trials of sovaprevir, phase II clinical trials of ACH-3102, and phase I clinical trials of ACH-2684.

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

The successful development of our drug candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development of our drug candidates. We are also unable to predict when, if ever, material net cash inflows will commence from any of our compounds. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

•	the scope, rate of progress and expense of our clinical trials and other research and development activities;

•	the potential benefits of our drug candidates over other therapies;

•	our ability to market, commercialize and achieve market acceptance for any of our drug candidates that we are developing or may develop in the future;

•	results of future clinical trials that we may conduct;

•	results of clinical trials conducted by our competitors;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the expense and timing of regulatory approvals; and

•	the expense of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

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

We believe the following critical accounting policies affect management’s more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition

We recognize revenue from contract research and development and research progress payments in accordance with Accounting Standards Codification 605, or ASC 605, Revenue Recognition. Revenue-generating research and development collaborations are often multiple element arrangements, providing for a license as well as research and development services. In order to account for these arrangements, we must identify the deliverable included within the arrangement and evaluate which deliverables represent separate units of accounting based on if certain criteria are met, including whether the delivered element has stand-alone value to the collaborator. The consideration received is allocated among the separate units of accounting and the applicable revenue recognition criteria are applied to each of the separate units.

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

We primarily grant qualified stock options for a fixed number of shares to employees with an exercise price equal to the market value of the shares at the date of grant. To the extent that the amount of the aggregate fair market value of qualified stock options that become exercisable for an individual exceeds $100,000 during any tax year, those stock options are treated as non- qualified stock options. Under the fair value recognition provisions, stock-based compensation cost is based on the value of the portion of stock-based awards that is ultimately expected to vest.

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

We utilize the simplified method in developing an estimate of the expected term of “plain vanilla” share options. This method is considered appropriate given our limited exercise history. Further, we do not believe the exercise patterns associated with these option grants are predictive of future exercise patterns. Additionally, we calculate volatility based on actual volatility from the end of our initial public offering lock-up period to the end of the reporting period. For periods before we had sufficient actual volatility data, we used a weighted average rate of historical and peer group volatility. We are also required to estimate forfeitures at the grant date and recognize compensation costs for only those awards that are expected to vest.

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

We do not have any unrecognized tax benefits as of December 31, 2012. We review all tax positions to ensure the tax treatment selected is sustainable based on its technical merits and that the position would be sustained if challenged.

Results of Operations

Results of operations may vary from period to period depending on numerous factors, including the progress of our research and development projects, technological advances and determinations as to the commercial potential of proposed products, the timing of payments received under existing or future strategic alliances, joint ventures or financings, if any.

Revenues:

Our sources of revenue during the years ended December 31, 2012, 2011, and 2010 consisted of the following:

	For the Years Ended			Change
	(in thousands)
	2012	2011	2010	2012 vs. 2011		2011 vs. 2010
Gilead collaboration revenue	$2,489	$247	$180	$2,242	908%	$67	37%
Other collaboration revenue	118	—	—	118	—	—	—
QTDP revenue	—	—	1,956	—	—	(1,956)	—
SBIR revenue	—	—	300	—	—	(300)	—

Total revenue	$2,607	$247	$2,436	$2,360	955%	$(2,189)	(90)%

Effective with the February 2012 termination of the Gilead collaboration, we recognized the remaining $2.5 million of deferred revenue under the collaboration. We did not recognize any revenue related to the amortization of deferred revenue during the years ended December 31, 2011 and 2010 as we were unable to accurately estimate our total performance obligations under the Gilead collaboration.

During the year ended December 31, 2012, we also recognized $100,000 of revenue related to the upfront license payment received upon initiation of the Ora Agreement and $18,000 upon the subsequent sublicensing of ACH-702 entered into by Ora with Taejoon Pharmaceuticals.

During the year ended December 31, 2010, in addition to revenue under our Gilead collaboration, we recognized revenue under a SBIR grant and the QTDP program.

Comparison of the Years Ended December 31, 2012 and 2011

The increase in collaboration revenue in 2012 is primarily related to the recognition of $2.5 million of deferred revenue related to our former collaboration with Gilead which was terminated in February 2012.

Comparison of the Years Ended December 31, 2011 and 2010

The increase in collaboration revenue in 2011 was due to increased intellectual property costs related to our NS4A antagonist. These costs were incurred by us and were shared with Gilead. Reimbursement of costs under our collaboration with Gilead were recorded as revenue.

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

	For the Years Ended			Change
	2012	2011	2010	2012 vs. 2011		2011 vs. 2010
	(in thousands)
Personnel costs	$8,493	$6,511	$5,970	$1,982	30%	$541	9%
Stock based compensation	1,333	1,153	785	180	16%	368	47%
Outsourced research and supplies	25,108	24,039	10,033	1,069	4%	14,006	140%
Professional and consulting fees	2,340	2,164	1,588	176	8%	576	36%
Facilities costs	2,044	1,856	2,075	188	10%	(219)	(11)%
Travel and other costs	235	136	208	99	73%	(72)	(35)%
Research and development tax credit	(554)	(418)	(130)	(136)	33%	(288)	222%

Total	$38,999	$35,441	$20,529	$3,558	10%	$14,912	73%

Comparison of the Years Ended December 31, 2012 and 2011

The increase in research and development expenses from 2011 to 2012 was primarily the result of increased personnel costs due to the addition of personnel in our development group. Expenses related to clinical testing and manufacturing of ACH-3102 also increased and were partially offset by decreased clinical trial expenses for ACH-2928 and decreased manufacturing expenses for ACH-2684.

We expect research and development expenses will increase fairly significantly over the next year as we initiate combination studies and continue clinical testing of ACH-1625 and ACH-3102.

Comparison of the Years Ended December 31, 2011 and 2010

The increase in research and development expenses from 2010 to 2011 was primarily the result of increased expenses related to clinical testing and manufacturing of sovaprevir, ACH-2684 and ACH-2928, combined with increased preclinical costs primarily related to ACH-3102.

General and Administrative Expenses:

General and administrative expenses consist primarily of salaries and benefits for management and administrative personnel, professional and consulting fees for legal, business development, accounting and other services, travel costs and facility-related costs such as rent, utilities and other general office expenses. General and administrative expenses consisted of the following:

	For the Years Ended			Change
	2012	2011	2010	2012 vs. 2011		2011 vs. 2010
	(in thousands)
Personnel costs	$3,415	$3,110	$2,650	$305	10%	$460	17%
Stock based compensation	2,599	1,836	1,478	763	42%	358	24%
Professional and consulting fees	2,809	2,219	1,429	590	27%	790	55%
Facilities costs	1,000	975	988	25	3%	(13)	(1)%
Travel and other costs	1,078	1,013	660	65	6%	353	53%

Total	$10,901	$9,153	$7,205	$1,748	19%	$1,948	27%

Comparison of the Years Ended December 31, 2012 and 2011

The increase in general and administrative expenses from 2011 to 2012 was primarily due to an increase in non-cash stock compensation combined with increased professional and consulting fees including corporate legal fees, director’s compensation and business development consulting fees.

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

Other Income and Expense:

Comparison of the Years Ended December 31, 2012 and 2011

Interest income was $234,000 and $186,000 for the years ended December 31, 2012 and 2011, respectively. The $48,000, or 26%, increase from 2011 to 2012 was primarily due to increased average cash balances.

Interest expense was $68,000 and $45,000 for the years ended December 31, 2012 and 2011, respectively. The increase of $23,000, or 51%, was primarily due to higher average debt balances outstanding in 2012.

Comparison of the Years Ended December 31, 2011 and 2010

Interest income was $186,000 and $101,000 for the years ended December 31, 2011 and 2010, respectively. The $85,000, or 84%, increase from 2010 to 2011 was primarily due to increased average cash balances.

Interest expense was $45,000 and $284,000 for the years ended December 31, 2011 and 2010, respectively. The decrease of $239,000, or (84) %, was primarily due to lower average debt balances outstanding in 2011.

Liquidity and Capital Resources

Since our inception in August 1998, we have financed our operations primarily through proceeds from the sale of equity securities. Through December 31, 2012, we have received approximately $374.0 million in aggregate gross proceeds from stock issuances, including convertible preferred stock, our initial public offering in 2006, private placements of our common stock in 2008 and 2010 and registered offerings of our common stock in 2010, 2011 and 2012.

As of December 31, 2012, our debt balance due to borrowings was $697,000 with a weighted average interest rate of 6.56%. As of December 31, 2012, the following amounts remain outstanding under the following debt facilities:

Lender	Date	Interest Rate (per annum)	Principal Amount	Outstanding Balance	Maturity Date
Webster Bank	June 2011	6.79%	$437,959	$229,172	June 2014
Webster Bank	February 2012	6.44%	$608,769	$467,663	March 2015

We had $77.4 million, $79.9 million, and $55.2 million in aggregate cash, cash equivalents and marketable securities as of December 31, 2012, 2011, and 2010, respectively.

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

In November 2012, we filed a universal shelf registration on Form S-3 to register for sale from time to time up to $200 million of common stock, preferred stock, warrants and/or units in one or more offerings. Further, in November 2012, we entered into a sales agreement with Cantor Fitzgerald & Co. pursuant to which, from time to time, we may offer and sell shares of our common stock having an aggregate offering price of up to $50 million through Cantor pursuant to such universal shelf registration statement.

Cash used in operating activities was $46.5 million for the year ended December 31, 2012 and was primarily attributable to our $47.1 million net loss combined with a $2.5 million decrease in deferred revenue, $0.8 million in premiums paid for the purchase of marketable securities, a $0.8 million increase in prepaid expenses and a $0.5 million decrease in accounts payable. These amounts were primarily offset by $4.3 million in non-cash charges related to depreciation, amortization and stock based compensation, and a $0.5 million increase in accrued expenses. Cash used in operating activities was $36.1 million for the year ended December 31, 2011 and was primarily attributable to our $44.2 million net loss and $0.6 million in premiums paid on marketable securities, primarily offset by $3.8 million in non-cash charges related to depreciation, amortization and non-cash interest and stock based compensation, a $2.1 million increase in accounts payable and a $1.9 million increase in accrued expenses. Cash used in operating activities was $24.3 million for the year ended December 31, 2010 and was primarily attributable to our $25.5 million net loss, a $1.3 million increase in prepaid expenses, $0.4 million in premiums paid on the purchase of marketable securities and a $500,000 decrease in accrued expenses, partially offset by $2.9 million in non-cash charges related to depreciation, amortization and non-cash interest and stock based compensation.

Cash provided by investing activities was $4.6 million for the year ended December 31, 2012 and was primarily attributable to maturities of marketable securities partially offset by purchases of marketable securities. Cash used in investing activities was $34.6 million for the year ended December 31, 2011 and was primarily attributable to purchases of marketable securities partially offset by maturities of marketable securities. Cash used in investing activities was $29.9 million for the year ended December 31, 2010 and was primarily attributable to purchases of marketable securities partially offset by maturities of marketable securities.

Cash provided by financing activities was $44.3 million for the year ended December 31, 2012 and was primarily attributable to $41.7 million in net proceeds from our registered direct offering in August 2012 combined with $2.4 million in proceeds from the exercise of stock options, partially offset by $0.5 million used for repayments of debt and the payment of deferred financing costs. Cash provided by financing activities was $61.5 million for the year ended December 31, 2011 and was primarily attributable to $60.9 million in net proceeds from our public offering in June 2011, partially offset by $0.5 million used for repayments of debt. Cash provided by financing activities was $69.9 million for the year ended December 31, 2010 and was primarily attributable to $72.6 million in net proceeds from our public and private offerings, partially offset by $2.9 million used for repayments of debt.

We expect to incur continuing and increasing losses from operations for at least the next several years as we seek to:

•	continue clinical testing of sovaprevir, ACH-3102 and ACH-2684; and

•	identify and progress additional drug candidates.

We do not expect our existing capital resources to be sufficient to fund the completion of the development of any of our drug candidates. As a result, we will need to raise additional funds prior to, among other things, being able to market any drug candidates, to obtain regulatory approvals, fund operating losses, and, if deemed appropriate, establish manufacturing and sales and marketing capabilities. We will seek to raise such additional financing through (i) public or private equity or debt financings, (ii) collaborative or other arrangements with third parties or (iii) other sources of financing.

We believe that our existing cash and cash equivalents will be sufficient to meet our projected operating requirements through at least December 31, 2013. However, our funding resources and requirements may change and will depend upon numerous factors, including but not limited to:

•	the costs involved in the clinical development, manufacturing and formulation of sovaprevir, ACH-3102 and ACH-2684;

•	the scope of and costs associated with entering cooperative study arrangements, or CSAs, if any, for the collaborative development of our drug candidates with other’s drug candidates in combination;

•	the costs involved in obtaining regulatory approvals for our drug candidates;

•	the scope, prioritization and number of programs we pursue;

•	the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent and other intellectual property claims;

•	our ability to raise incremental debt or equity capital, including any changes in the credit or equity markets that may impact our ability to obtain capital in the future;

•	our acquisition and development of new technologies and drug candidates; and

•	competing technological and market developments currently unknown to us.

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

Contractual Obligations and Commitments

The following table sets forth a summary of our commitments as of December 31, 2012:

	Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Debt, including interest	$746	$386	$360	$—	$—
Operating lease obligations	2,704	606	1,268	830	—
Clinical research obligations	14,624	12,758	1,845	21	—
Research obligations and licenses	575	115	230	230	—
Other professional obligations	321	321	—	—	—
Other license and research development agreements	1,250	—	100	—	1,150

Total	$20,220	$14,186	$3,803	$1,081	$1,150

Other professional obligations consist mainly of general and administrative consulting obligations. Other license and research development agreements consists of potential payments due to Yale University and Emory University upon the achievement of specified development milestones for elvucitabine. We are also required to pay Yale University and Emory University royalties on net sales of elvucitabine and a specified share of sublicensing fees that we receive under any sublicenses that we grant. The timing and achievement of such milestones is uncertain and may differ from current assumptions.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2012.

Recently Issued Accounting Standards

We review new accounting standards to determine the expected financial impact, if any, that the adoption of each such standard will have. As of the filing of this report, there were no new accounting standards issued that we expect to have a material impact on our consolidated financial position, results of operations or liquidity.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework.

Based on this assessment, management concluded that, as of December 31, 2012, our internal control over financial reporting is effective based on the criteria set forth in Internal Control—Integrated Framework issued by the COSO.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We intend to file with the Securities and Exchange Commission a definitive Proxy Statement, which we refer to herein as the Proxy Statement, not later than 120 days after the close of the fiscal year ended December 31, 2012. The information required by this item is incorporated herein by reference to the information contained under the sections captioned “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” of the Proxy Statement. The information required by this item relating to executive officers is included in “Part I, Item 1—Business—Executive Officers of the Registrant” of this Annual Report on Form 10-K on page 20 and is incorporated by reference.

We have adopted a written code of business conduct and ethics, which applies to our principal executive officer, principal financial or accounting officer or person serving similar functions and all of our other employees and members of our board of directors. The text of our code of ethics is available on our website at www.achillion.com. We did not waive any provisions of the code of business ethics during the year ended December 31, 2012. If we amend, or grant a waiver under, our code of business ethics that applies to our principal executive officer, principal financial or accounting officer, or persons performing similar functions, we intend to post information about such amendment or waiver on our website at www.achillion.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the information contained under the sections captioned “Information About Executive and Director Compensation”.

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

(a)(1) Financial Statements

The following documents are included on pages F-1 through F-25 attached hereto and are filed as part of this annual report on Form 10-K.

(a)(2) Financial Statement Schedules

Not applicable

(a)(3) List of Exhibits

The exhibits which are filed with this report or which are incorporated herein by reference are set forth in the Exhibit Index hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 20, 2013.

ACHILLION PHARMACEUTICALS, INC.

By:	/s/ MICHAEL D. KISHBAUCH
Michael D. Kishbauch President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ MICHAEL D. KISHBAUCH Michael D. Kishbauch	President and Chief Executive Officer and Director (Principal executive officer)	February 20, 2013

/s/ MARY KAY FENTON Mary Kay Fenton	Senior Vice President and Chief Financial Officer (Principal financial and accounting officer)	February 20, 2013

/s/ JASON FISHERMAN, M.D. Jason Fisherman, M.D.	Director	February 20, 2013

/s/ GARY E. FRASHIER Gary E. Frashier	Director	February 20, 2013

/s/ KURT GRAVES Kurt Graves	Director	February 20, 2013

/s/ DENNIS LIOTTA Dennis Liotta	Director	February 20, 2013

/s/ DAVID SCHEER David Scheer	Chairman of the Board	February 20, 2013

/s/ ROBERT VAN NOSTRAND Robert Van Nostrand	Director	February 20, 2013

/s/ NICOLE VITULLO Nicole Vitullo	Director	February 20, 2013

/s/ DAVID WRIGHT David Wright	Director	February 20, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Achillion Pharmaceuticals, Inc.

In our opinion, the accompanying balance sheets and the related statements of comprehensive loss, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Achillion Pharmaceuticals, Inc. at December 31, 2012 and December 31, 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits (which were integrated audits in 2012 and 2011). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut

February 20, 2013

Achillion Pharmaceuticals, Inc.

Balance Sheets

(in thousands, except per share amounts)

	As of December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$18,526	$16,110
Marketable securities	46,884	37,456
Accounts and other receivables	277	103
Prepaid expenses and other current assets	2,180	1,423

Total current assets	67,867	55,092
Marketable securities	12,008	26,377
Fixed assets, net	1,247	994
Deferred financing costs	256	15
Restricted cash	152	152

Total assets	$81,530	$82,630

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,276	$4,795
Accrued expenses	4,510	4,008
Current portion of long-term debt	350	141

Total current liabilities	9,136	8,944
Long-term debt	347	229
Deferred revenue	—	2,489

Total liabilities	9,483	11,662

Commitments (Notes 13 and 14)
Stockholders’ Equity:
Preferred Stock, undesignated, $.01 par value; 5,000 shares authorized at December 31, 2012 and 2011; no shares issued or outstanding	—	—
Common Stock, $.001 par value; 200,000 shares authorized at December 31, 2012 and 2011; 79,626 and 69,788 shares issued and outstanding at December 31, 2012 and 2011, respectively	80	70
Additional paid-in capital	394,675	346,518
Accumulated deficit	(322,727)	(275,600)
Accumulated other comprehensive income (loss)	19	(20)

Total stockholders’ equity	72,047	70,968

Total liabilities and stockholders’ equity	$81,530	$82,630

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Comprehensive Loss

(in thousands, except per share amounts)

	Years Ended December 31,
	2012	2011	2010
Revenue	$2,607	$247	$2,436

Operating expenses
Research and development	38,999	35,441	20,529
General and administrative	10,901	9,153	7,205

Total operating expenses	49,900	44,594	27,734

Loss from operations	(47,293)	(44,347)	(25,298)
Other income (expense)
Interest income	234	186	101
Interest expense	(68)	(45)	(284)

Net loss	$(47,127)	$(44,206)	$(25,481)

Unrealized gain (loss) on marketable securities	39	(22)	2

Total other comprehensive income	39	(22)	2

Total comprehensive loss	$(47,088)	$(44,228)	$(25,479)

Basic and diluted net loss per share attributable to common stockholders (Note 4)	$(0.64)	$(0.69)	$(0.57)

Weighted average shares used in computing basic and diluted net loss per share attributable to common stockholders	73,965	64,248	45,079

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Stockholders’ Equity for the Years Ended December 31, 2010, 2011 and 2012

(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2009	26,706	$27	$206,908	$(205,913)	$—	$1,022
Net loss	—	—	—	(25,481)	—	(25,481)
Other comprehensive income (loss)	—	—	—	—	2	2

Comprehensive loss	—	—	—	—	—	(25,479)
Stock compensation	—	—	2,263	—	—	2,263
Issuance of common stock upon exercise stock options	26	—	77	—	—	77
Issuance of common stock under the Employee Stock Purchase Plan	53	—	99	—	—	99
Issuance of common stock and warrants in connection with the public offering and private placement, net of issuance costs	31,591	31	72,531	—	—	72,562

Balances at December 31, 2010	58,376	$58	$281,878	$(231,394)	$2	$50,544
Net loss	—	—	—	(44,206)	—	(44,206)
Other comprehensive income (loss)	—	—	—	—	(22)	(22)

Comprehensive loss	—	—	—	—	—	(44,228)
Stock compensation	—	—	2,989	—	—	2,989
Issuance of common stock upon exercise of warrants	8	—	—	—	—	—
Issuance of common stock upon exercise of stock options	320	1	569	—	—	570
Issuance of common stock under the Employee Stock Purchase Plan	44	—	146	—	—	146
Issuance of common stock in connection with the public offering, net of issuance costs	11,040	11	60,936	—	—	60,947

Balances at December 31, 2011	69,788	$70	$346,518	$(275,600)	$(20)	$70,968
Net loss	—	—	—	(47,127)	—	(47,127)
Other comprehensive income (loss)	—	—	—	—	39	39

Comprehensive loss	—	—	—	—	—	(47,088)
Stock compensation	—	—	3,932	—	—	3,932
Issuance of common stock upon exercise of warrants	2,549	3	(3)	—	—	—
Issuance of common stock upon exercise of stock options	888	1	2,378	—	—	2,379
Issuance of common stock under the Employee Stock Purchase Plan	33	—	196	—	—	196
Issuance of common stock in connection with the public offering, net of issuance costs	6,368	6	41,654	—	—	41,660

Balances at December 31, 2012	79,626	$80	$394,675	$(322,727)	$19	$72,047

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities
Net loss	$(47,127)	$(44,206)	$(25,481)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	408	327	615
Noncash stock-based compensation	3,932	2,989	2,263
Noncash interest expense	—	9	52
(Gain) loss on disposal/trade-in of equipment	1	(111)	6
Premium on purchases of marketable securities	(755)	(574)	(406)
Amortization of premium (accretion of discount) on marketable securities	444	478	325
Changes in operating assets and liabilities:
Accounts and other receivables	(174)	143	(181)
Prepaid expenses and other current assets	(757)	739	(1,348)
Accounts payable	(519)	2,123	395
Accrued expenses	502	1,947	(537)
Deferred revenue	(2,489)

Net cash used in operating activities	(46,534)	(36,136)	(24,297)

Cash flows from investing activities
Purchase of fixed assets	(656)	(732)	(169)
Purchase of marketable securities	(79,759)	(79,706)	(39,294)
Maturities of marketable securities	85,050	45,774	9,550

Net cash provided by (used in) investing activities	4,635	(34,664)	(29,913)

Cash flows from financing activities
Proceeds from issuance of common stock and warrants in connection with the public offering and private placement, net of issuance costs	41,660	60,947	72,562
Proceeds from exercise of stock options	2,378	570	77
Proceeds from sale of stock under the Employee Stock Purchase Plan	197	146	99
Borrowings of debt	609	438	—
Repayments of debt	(282)	(546)	(2,867)
Payment of deferred financing costs	(247)	(18)	—

Net cash provided by financing activities	44,315	61,537	69,871

Net increase (decrease) in cash and cash equivalents	2,416	(9,263)	15,661
Cash and cash equivalents, beginning of period	16,110	25,373	9,712

Cash and cash equivalents, end of period	$18,526	$16,110	$25,373

Supplemental disclosure of cash flow information
Cash paid for interest	$60	$33	$207
Supplemental disclosure of noncash financing activities
Cashless exercise of warrants	$14,106	$43	$—

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

The Company incurred losses of $308,865 from inception through December 31, 2012 and had an accumulated deficit of $322,727 at December 31, 2012, which includes preferred stock dividends recognized until the Company’s initial public offering in 2006. The Company has funded its operations primarily through the sale of equity securities.

The Company believes that its existing cash, cash equivalents and marketable securities will be sufficient to support its current operating plan through at least December 31, 2013. However, the Company’s operating plan may change as a result of many factors, including but not limited to:

•	the costs involved in the clinical development, manufacturing and formulation of sovaprevir, ACH-3102 and ACH-2684;

•	the scope of and costs associated with entering cooperative study arrangements, or CSAs, if any, for the collaborative development of our drug candidates with other’s drug candidates in combination;

•	the costs involved in obtaining regulatory approvals for the Company’s drug candidates;

•	the scope, prioritization and number of programs the Company pursues;

•	the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent and other intellectual property claims;

•	the Company’s ability to raise incremental debt or equity capital, including any changes in the credit or equity markets that may impact its ability to obtain capital in the future;

•	the Company’s acquisition and development of new technologies and drug candidates; and

•	competing technological and market developments currently unknown to the Company.

Certain prior period amounts have been reclassified to conform to the current year’s presentation. The premiums paid on the purchase of marketable securities were reclassified from investing activities to operating activities on the Statement of Cash Flows for the years ended December 31, 2011 and 2010.

Upon adoption of the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05 “Comprehensive Income: Presentation of Comprehensive Income” as of January 1, 2012, the Company has elected the single continuous statement option. As this guidance relates to presentation only, the adoption of this guidance did not have any other effect on the Company’s financial statements.

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

Revenue Recognition

The Company recognizes revenue from contract research and development and research progress payments in accordance with ASC 605, Revenue Recognition. Revenue-generating research and development collaborations are often multiple element arrangements, providing for a license as well as research and development services. In order to account for these arrangements, the Company must identify the deliverable included within the arrangement and evaluate which deliverables represent separate units of accounting based on if certain criteria are met, including whether the delivered element has stand-alone value to the collaborator. The consideration received is allocated among the separate units of accounting and the applicable revenue recognition criteria are applied to each of the separate units.

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

Effective with the February 2012 termination of the Gilead collaboration, the Company recognized the remaining $2,489 of deferred revenue. The Company did not recognize any revenue related to the amortization of deferred revenue during the years ended December 31, 2011 and 2010 as the Company was unable to accurately estimate its total performance obligations under the Gilead collaboration.

During the year ended December 31, 2012, the Company recognized $100 of revenue related to the upfront license payments received upon initiation of the Ora agreement and $18 upon the subsequent sublicensing agreement entered into by Ora with Taejoon Pharmaceutical. The Company does not believe that the milestones specified under the agreement are substantive as achievement of the milestones is based solely on the performance of Ora and their sub licensee(s) and does not relate to any past or future performance by the Company. Because the Company has no performance obligations under the agreement, it intends to recognize milestone revenues upon achievement of the milestones by Ora.

The Company recognizes grant revenue when the following criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. For the year ended December 31, 2010, the Company’s grant revenue consisted of amounts related to a Small Business Innovation Research, or SBIR, grant by the National Institutes of Health and revenue related to the Qualifying Therapeutic Discovery Project program, or QTDP. The SBIR grant was for the further study of a back-up series of compounds related to ACH-702 for the treatment of tuberculosis infection. The QTDP program was created by the United States Congress as part of the Patient Protection and Affordable Care Act and provided for reimbursement of certain costs paid or incurred during 2009 and 2010 directly related to the conduct of a Qualifying Therapeutic Discovery Project, as defined. The Department of Health and Human Services designated such projects based on the potential for them to result in new therapies to treat areas of unmet medical need, the potential to create and sustain jobs in the U.S. and to advance U.S. competitiveness. No grant revenue was recognized during the years ended December 31, 2012 or 2011.

Stock-Based Compensation—Employee Stock-Based Awards

The Company applies the provisions of ASC 718, Stock Compensation, which requires measurement and recognition of compensation expense for all stock-based awards made to employees and directors, including employee stock options and employee stock purchases under the Company’s 2006 ESPP Plan based on estimated fair values.

The Company primarily grants qualified stock options for a fixed number of shares to employees with an exercise price equal to the market value of the shares at the date of grant. To the extent that the amount of the aggregate fair market value of qualified stock options that become exercisable for an individual exceeds $100 during any tax year, those stock options are treated as non-qualified stock options. Under the fair value recognition provisions, stock-based compensation cost is based on the fair value of the portion of stock-based awards that is ultimately expected to vest.

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

The Company utilizes the simplified method in developing an estimate of the expected term of “plain vanilla” share options. This method is considered appropriate given the Company’s limited exercise history. Further, the Company does not believe the exercise patterns associated with these option grants are predictive of future exercise patterns. Additionally, the Company calculates volatility based on actual volatility from the end of its initial public offering lock-up period to the end of the reporting period. For periods before we had sufficient actual volatility data, we used a weighted average rate of historical and peer group volatility. The Company estimates forfeitures at the grant date and recognizes compensation costs for only those awards that are expected to vest.

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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents are stated at cost, which approximates fair value, and include short-term, highly-liquid investments with original maturities of less than three months. The Company also holds certificates of deposit, which collateralize the Company’s facility lease which are classified as restricted cash in the accompanying balance sheets. The restricted cash will be released from restriction in 2017. At December 31, 2012, the Company had $14,726 of cash and $3,800 of cash equivalents.

Marketable Securities and Equity Investments

The Company applies the provisions of ASC 820, Fair Value Measurements and Disclosures, for financial assets and liabilities measured on a recurring basis which requires disclosure that establishes a framework for measuring fair value. The guidance requires that fair value measurements be classified and disclosed in one of three categories:

Level 1: Quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date;

Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; or

Level 3: Unobservable inputs.

The fair value of the Company’s marketable securities of $58,892 as of December 31, 2012 was valued based on level 2 inputs. The Company’s investments consist mainly of U.S. government and agency securities, government sponsored bond obligations and certain other corporate debt securities. Fair value is determined by taking into consideration valuations obtained from third-party pricing services. The third-party pricing services utilize industry standard valuation models, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; issuer credit spreads; benchmark securities; and other observable inputs. The Company classifies its entire investment portfolio as available for sale as defined in ASC 320, “Debt and Equity Securities.” Securities are carried at fair value with the unrealized gains (losses) reported as a separate component of stockholders’ equity within accumulated other comprehensive income.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash, cash equivalents, accounts receivable, and accounts payable are carried at cost, which approximates their fair value because of the short-term maturity of these instruments.

The Company believes that the carrying value of its debt balance outstanding approximates fair value. Fair value is determined using a discounted cash flow model based on current interest rates.

Concentration of Risk

Concentration of credit risk exists with respect to cash and cash equivalents, accounts receivable, and investments. The Company maintains its cash and cash equivalents and investments with high quality financial institutions. At times, amounts may exceed federally insured deposit limits.

For the years ended December 31, 2012, 2011 and 2010, 95%, 100% and 7%, respectively, of the Company’s revenue was generated from an agreement with one former collaboration partner. At December 31, 2012, 2011 and 2010, 0%, 60% and 7%, respectively, of accounts receivable was due from the same collaboration partner.

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

Research and Development Expenses

All costs associated with internal research and development, research and development services for which the Company has externally contracted and licensed technology are expensed as incurred. Research and development expense includes direct and indirect costs for salaries, employee benefits, subcontractors, including clinical research organizations (“CROs”), operating supplies, facility-related expenses and depreciation.

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

The Company did not have any unrecognized tax benefits as of December 31, 2012. The Company reviews all tax positions to ensure the tax treatment selected is sustainable based on its technical merits and that the position would be sustained if challenged.

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

3. Financing Activities

Public Offerings

In August 2012, the Company issued 6,368 shares of the Company’s common stock, par value $0.001 per share, at a price per share of $6.57, in a registered direct offering to funds managed by QVT Financial LP. The shares were offered and sold pursuant to a registration statement on Form S-3 and a related prospectus supplement filed with the SEC on August 30, 2012. The offering resulted in net proceeds to the Company of $41,660.

In June 2011, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Merrill Lynch, Pierce, Fenner & Smith Incorporated and Leerink Swann LLC, as underwriters (the “Underwriters”) related to a public offering of shares of the Company’s common stock, par value $.001 per share, at a price of $5.90 per share less underwriting discounts and commissions (the “Offering”). The Company issued and sold an aggregate of 11,040 shares of common stock in connection with the Offering and the exercise of the over-allotment option that was granted to the underwriters in the Underwriting Agreement. The Offering resulted in net proceeds to the Company of $60,947.

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

4. Earnings (Loss) Per Share (“EPS”)

Basic EPS is calculated in accordance with ASC 260, Earnings Per Share, by dividing net income or loss attributable to common stockholders by the weighted average common stock outstanding. Diluted EPS is calculated by adjusting weighted average common shares outstanding for the dilutive effect of common stock options and warrants. In periods in which a net loss is recorded, no effect is given to potentially dilutive securities, since the effect would be antidilutive. The calculation of basic and diluted net loss per share are as follows:

	Years Ended December 31,
	2012	2011	2010
Net loss (numerator)	$(47,127)	$(44,206)	$(25,481)
Weighted-average shares, in thousands (denominator)	73,965	64,248	45,079
Total potentially dilutive securities outstanding	$(0.64)	$(0.69)	$(0.57)

Securities that could potentially dilute basic EPS in the future were not included in the computation of diluted EPS because to do so would have been antidilutive. Potentially dilutive securities were as follows during the years ended December 31, 2012, 2011 and 2010:

	Years Ended December 31,
	2012	2011	2010
Stock Options:
Weighted average number, in thousands	6,038	5,804	3,449
Weighted average exercise price	$5.56	$4.40	$3.67
Warrants:
Weighted average number, in thousands	7,168	9,665	5,321
Weighted average exercise price	$3.21	$3.25	$3.27

5. Collaboration Arrangements

Gilead Sciences, Inc.

In November 2004, the Company entered into a research collaboration and license agreement with Gilead Sciences, Inc. (“Gilead”) pursuant to which the Company agreed to collaborate exclusively with Gilead to develop and commercialize compounds for the treatment of chronic hepatitis C which inhibit HCV replication through a novel mechanism of action targeting the HCV NS4A protein. In February 2012, the Company’s collaboration with Gilead was terminated. The Company retains the right to develop ACH-1095, an NS5A antagonist, although it does not have current plans to do so.

The Company received $10,000 from Gilead upon the execution of the license agreement, of which $2,000 was allocated to the fair value of the preferred stock purchased. The remaining $8,000 of the non-refundable up-front license fee, as well as a $2,000 milestone achieved during the period prior to achievement of proof-of-concept, were accounted for under the proportionate performance model.

During the year ended December 31, 2012, effective with the termination of the collaboration, the Company recognized the remaining $2,489 of deferred revenue as it no longer has any future obligations under the collaboration. During the years ended December 31, 2011 and 2010, the Company did not recognize revenue from upfront, milestone and FTE fees previously received under the collaboration as it was unable to estimate its total performance obligations under the collaboration.

During the years ended December 31, 2012, 2011 and 2010, the Company recognized cost-sharing revenue of $0, $247 and $180, respectively, of external costs billed by the Company to Gilead. Payments to Gilead under this collaboration were recognized as a reduction in revenue.

Included in the accompanying balance sheets as of December 31, 2012 and 2011 are $0 and $62, of accounts receivable resulting from this collaboration agreement and $0 and $2,489, respectively, of deferred revenue resulting from the up-front fee, the milestone payment and FTE costs.

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

Under the terms of the Agreement, GCAT, through a sublicense agreement with a Chinese joint venture, T&T Pharma Co., Ltd., will assume all development and regulatory responsibility and associated costs for elvucitabine. There was no financial impact upon the signing of the agreement. Upon the first commercial sale of a licensed product GCAT is obligated to pay $100 to the Company. Further, the Company will be eligible to receive royalties up to 15% of net sales in those territories.

The Company does not believe that the milestone specified under the Agreement is substantive as achievement of the milestone is based solely on the performance of GCAT and does not relate to any past or future performance by the Company. Because the Company has no performance obligations under the Agreement, it intends to recognize revenue related to the milestone payment upon achievement of the milestone by GCAT. However, there can be no assurance that GCAT will achieve the milestone or that the Company will receive the related revenue. This Agreement shall be effective, unless earlier terminated, until the expiration of the last to expire royalty term.

Ora, Inc.

In October 2012, the Company entered into a license and development agreement (the “Ora Agreement”) with Ora, Inc. (Ora) for the worldwide development and commercialization of ACH-702 delivered topically or locally. Under the terms of the Ora Agreement, Ora will assume development and regulatory responsibility and associated costs for ACH-702. Upon initiation of the agreement, the Company received a one-time license fee of $100, which was recognized as revenue upon the completion of the technology transfer by the Company. The Company is eligible to receive up to $4,000 in development milestones and up to $7,000 in commercialization milestones as well as royalties up to 3.5% of net sales. The Company has no further obligations under the Ora Agreement.

The Ora Agreement includes the right to sublicense any or all of the licensed rights, subject to the Company’s approval. Ora shall pay the Company15% of all up-front licensing payments and any other payment allocated to or received by Ora pursuant to any sublicense agreement granted by Ora under this agreement; provided that such payment is not a royalty on net sales and not a development or commercial milestone already due to Achillion. In December 2012, Ora entered into a sublicense agreement with Taejoon Pharmaceutical Co. for the development of ACH-702.

The Company does not believe that the milestones specified under the Ora Agreement are substantive as achievement of the milestones is based solely on the performance of Ora and its sub licensee(s) and does not relate to any past or future performance by the Company. Because the Company has no performance obligations under the Ora Agreement, it intends to recognize revenue related to the milestone payments upon achievement of the milestone by Ora or its sub licensee(s). The Ora Agreement shall be effective and, unless earlier terminated, will continue until the last sale of each and every licensed product to an unrelated third party by Ora, its affiliate or sublicensee.

6. Marketable Securities

The fair value of the Company’s marketable securities of $58,892 and $63,833 as of December 31, 2012 and 2011, respectively, is valued based on level 2 inputs. The Company’s investments consist mainly of U.S. government and agency securities, government sponsored bond obligations and certain other corporate debt securities. Fair value is determined by taking into consideration valuations obtained from third-party pricing services. The third-party pricing services utilize industry standard valuation models, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; issuer credit spreads; benchmark securities; and other observable inputs. There were no transfers between levels within the hierarchy during the year ended December 31, 2012. The Company classifies its entire investment portfolio as available for sale as defined in ASC 320, Debt and Equity Securities. Securities are carried at fair value with the unrealized gains (losses) reported in other comprehensive income.

As of December 31, 2012, none of the Company’s investments were determined to be other than temporarily impaired.

The following table summarizes the Company’s investments:

	As of December 31,
	2012			2011
	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value
Commercial Paper	$30,462	$29	$30,491	$19,488	$11	$19,499
Corporate Debt Securities	26,912	(11)	26,901	12,866	(18)	12,848
Government and Agency Securities	1,499	1	1,500	28,499	(13)	28,486
Certificate of Deposit	—	—	—	3,000	—	3,000

Total	$58,873	$19	$58,892	$63,853	$(20)	$63,833

The following additional table summarizes, by industry, the fair value of investments:

	As of December 31,
	2012	2011
Government	$1,500	$34,989
Banking	21,703	21,070
Industrial	35,689	7,774

Total	$58,892	$63,833

7. Prepaid Expenses and Other Current Assets

A summary of prepaid expenses and other current assets is as follows:

	As of December 31,
	2012	2011
Prepaid research and development costs	$1,126	$343
Tax credit receivable	552	420
Maintenance agreements	219	159
Interest receivable	241	260
Other prepaid expenses	42	241

Total	$2,180	$1,423

8. Fixed Assets, net

A summary of property and equipment is as follows:

	As of December 31,
	2012	2011
Laboratory equipment	$2,880	$2,907
Office equipment	736	658
Leasehold improvements	2,963	2,919

	6,579	6,484
Less—accumulated depreciation and amortization	(5,332)	(5,490)

Total	$1,247	$994

Depreciation expense was $402, $317 and $571for the years ended December 31, 2012, 2011 and 2010, respectively.

9. Accrued Expenses

Accrued expenses consist of the following:

	As of December 31,
	2012	2011
Accrued compensation	$507	$1,169
Accrued research and development expenses	3,280	2,341
Accrued professional expenses	426	281
Other accrued expenses	297	217

Total	$4,510	$4,008

Accrued research and development expenses are comprised of amounts owed to third-party contract research organizations or CROs, clinical investigators, laboratories and data managers for research and development work performed on behalf of the Company.

10. Debt

Debt consists of the following:

	As of December 31,
	2012	2011
2011 Credit Facility, payable in equal monthly installments through March 2015, with fixed interest of 6.44% to 6.79% per annum	$697	$370

Total long-term debt	697	370
Less: current portion	(350)	(141)

Total long-term debt, net of current portion	$347	$229

In March 2011, the Company entered into a Master Security Agreement for a $2,000 Capital Expenditure Line of Credit, (“the 2011 Credit Facility”) with Webster Bank. Under the 2011 Credit Facility, the Company can draw down equipment loan advances for the purchase of new laboratory equipment through March 2013. The purchased equipment serves as collateral for the 2011 Credit Facility. Through December 31, 2012, the Company had drawn down $1,047 under the 2011 Credit Facility.

The fair value for this debt would be classified as a level 2 measurement. Fair value is computed using a discounted cash flow model based on current interest rates. At this time, the carrying value approximates fair value.

11. Capital Structure

Preferred Stock

At December 31, 2012, the Company had 5,000 authorized shares of undesignated preferred stock of which no shares were issued and outstanding.

Common Stock

At December 31, 2012, the Company had 200,000 authorized shares of $0.001 par value common stock of which 79,626 shares were issued and outstanding and 24,589 shares were reserved for future issuance.

Warrants

At December 31, 2012, there were 5,358 warrants outstanding with a weighted average exercise price of $3.21 and a weighted average remaining contractual life of 4.33 years.

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

On June 5, 2012, stockholders of the Company approved an amendment to the 2006 Plan to increase by 7,000 shares the number of shares of common stock reserved for issuance under the 2006 Plan from 6,423 shares to 13,423 shares.

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

As of December 31, 2012, there were 5,689 shares available to be granted under the 2006 Plan.

A summary of the status of the Company’s stock option activity for the year ended December 31, 2012 is presented in the table and narrative below:

	2012
	Options	Weighted Average Exercise Price
Outstanding at January 1, 2012	6,610	$4.40
Granted	1,754	8.40
Exercised	(888)	2.68
Forfeited	(335)	5.33
Cancelled	(29)	3.30

Outstanding at December 31, 2012	7,112	$5.56

Options exercisable at December 31, 2012	3,595	$4.69

Options vested and expected to vest at December 31, 2012	6,762	$5.51

The following table summarizes information about stock options outstanding at December 31, 2012:

	Options Outstanding			Options Vested
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Vested	Weighted Average Exercise Price
$0.00 – $2.00	605	5.8	$1.05	597	$1.05
$2.01 – $4.00	2,905	7.6	3.14	1,703	3.16
$4.01 – $6.00	601	5.1	5.08	569	5.04
$6.01 – $8.00	1,126	8.9	7.36	337	7.37
$8.01 – $10.00	1,485	10.0	8.64	40	8.64
$10.01 – $12.00	41	9.4	10.63	—	—
$12.01 – $14.00	2	3.8	14.00	2	14.00
$14.01 – $16.00	343	4.0	14.75	343	14.75
$16.01 – $20.00	4	4.1	19.00	4	19.00

	7,112	7.8	$5.56	3,595	$4.69

As of December 31, 2012, the intrinsic value of the options outstanding and options vested was $20,845 and $14,324, respectively. The intrinsic value for stock options is calculated based on the difference between the exercise prices of the underlying awards and the quoted stock price of the Company’s common stock as of the reporting date.

The total intrinsic value of stock options exercised for the years ended December 31, 2012, 2011 and 2010 was $6,206, $1,721 and $2, respectively.

The weighted-average grant-date fair value of options granted during the years ended December 31, 2012, 2011 and 2010 was $6.15, $5.40 and $2.25, respectively. The weighted-average grant-date fair value of options vested at December 31, 2012 and 2011 was $3.31 and $3.35, respectively.

The weighted average remaining contractual life is 6.6 years for options exercisable and 7.7 years for options vested and expected to vest.

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

The assumptions used to value options granted are as follows:

	For the Years Ended December 31,
	2012	2011	2010
Expected term of option	5.0 - 6.1 years	5.0 - 6.1 years	5.0 - 6.1 years
Expected volatility	88% - 90%	87% - 88%	86% - 87%
Risk free interest rate	0.83 – 1.33%	1.09 - 2.57%	1.59 - 2.92%
Expected dividend yield	0%	0%	0%

Total compensation expense recorded in the accompanying statements of comprehensive loss associated with option grants made to employees for the years ended December 31, 2012, 2011 and 2010 was $3,643, $2,747 and $2,163, respectively. Total compensation expense recorded in the accompanying statements of comprehensive loss associated with option grants made to consultants for the years ended December 31, 2012, 2011 and 2010 was $197, $175 and $61, respectively. The Company recorded no tax benefit related to these options as the Company is currently in a net operating loss position and maintains a full valuation allowance.

As of December 31, 2012, the total compensation cost related to options not yet recognized in the financial statements is approximately $14,519, net of estimated forfeitures, and the weighted average period over which it is expected to be recognized is 1.7 years.

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

The Company recorded compensation cost related to 2006 ESPP Plan of $92, $67 and $39 for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, there were 188 shares available for future issuance under the 2006 ESPP Plan.

13. Other License and Research and Development Agreements

The Company has entered into certain non-exclusive HCV license and collaborative research agreements with third parties relating to the Company’s drug discovery and development initiatives. Under these agreements, the Company has been granted certain worldwide non-exclusive licenses to use the licensed compounds or technologies. Included in the accompanying 2012, 2011 and 2010 statements of operations is $153, $145 and $140, respectively, of research and development expense resulting from these arrangements. In order to maintain its rights under these agreements, provided that the Company does not terminate such agreements, the Company will also be required to pay an additional $575 of aggregate minimum payments over the next five years.

In February 2000, the Company entered into a license agreement with Vion Pharmaceuticals, (“Vion”), pursuant to which it obtained a worldwide exclusive sublicense from Vion on the composition of matter and use of elvucitabine. Vion’s license rights were granted to it by Yale University, (“Yale”). Upon the dissolution of Vion in a 2011 bankruptcy, the Company became a direct licensee of Yale. This license covers the use of elvucitabine alone, as a pharmaceutical composition containing elvucitabine alone, or its use as monotherapy to treat HIV. Yale has retained rights to utilize the intellectual property licensed by this agreement for its own noncommercial purposes. Through December 31, 2012, the Company has made aggregate payments of $35 to Yale under this agreement, including a $10 initial license fee and a $25 development milestone payment. Under the terms of the agreement, the Company may be required to make additional milestone payments to Yale of up to an aggregate of $850 for each licensed product based on the achievement of specified development and regulatory approval milestones. The Company is also required to pay Yale specified royalties on net product sales and a specified share of sublicensing fees that it receives under any sublicenses that it grants. No other payments are included in the Company’s financial statements as these payments are contingent on the achievement of certain milestones that have not yet been reached.

In July 2002, the Company entered into a license agreement with Emory University (“Emory”), pursuant to which it obtained a worldwide exclusive license under specified licensed patents to use elvucitabine in combination with other antivirals. Under the license, Emory retains a right to use the intellectual property for educational and research purposes only and also retains the right to approve sublicenses under specified circumstances. Through December 31, 2012, the Company has made aggregate payments of $150 to Emory under this agreement, including an initial license fee of $100 and a development milestone payment of $50. The Company may also be required to make additional payments of up to an aggregate of $400 based on the achievement of specified development and regulatory approval milestones. Under this agreement, the Company is also required to pay Emory specified royalties on net product sales and a specified share of sublicensing fees that it receives under any sublicenses that it grants. As these payments are contingent on the achievement of certain milestones that have not yet been reached, the related amounts are not recognized as expense in the accompanying financial statements.

14. Commitments

401(k) Retirement Plan

The Company has a 401(k) defined contribution retirement plan covering substantially all full-time employees. The Company currently matches employee contributions at a rate of $0.50 cents for each dollar contribution, up to 6% of salary deferrals. However, the decision to match any employee contributions is at the sole discretion of the Company. The Company made matching contributions of $203, $177 and $165 for the years ended December 31, 2012, 2011 and 2010.

Operating Leases

The Company leases its operating facility located in New Haven, Connecticut. The lease agreements require monthly lease payments through March 2017. The Company is recording the expense associated with the lease on a straight-line basis over the expected seven-year term of the lease and, as a result, has accrued $89 and $72 at December 31, 2012 and 2011, respectively.

The future minimum annual lease payments under these operating leases at December 31, 2012 are as follows:

Year Ended December 31,
2013	$606
2014	$630
2015	$638
2016	$662
2017	$168

Total	$2,704

Rent expense under operating leases was approximately $617, $616 and $693 for the years ended December 31, 2012, 2011 and 2010, respectively.

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

The income tax provision (benefit) consists of the following:

	As of December 31,
	2012	2011	2010
Deferred:
Federal and state	$3,293	$(19,855)	$(10,882)
Valuation allowance	(3,293)	19,855	10,882

Total deferred	$—	$—	$—

A reconciliation of the statutory tax rates to the effective tax rates is as follows:

	Years Ended December 31,
	2012	2011	2010
Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State tax, net of federal benefit	(5.0)	(5.0)	(5.0)
Other	0.05	0.1	0.1
Share-based compensation	(2.51)	1.3	4.2
Valuation allowance	41.46	37.6	34.7

	0%	0%	0%

Future tax benefits (deferred tax assets) related to temporary differences are as follows:

	As of December 31,
	2012	2011
Gross deferred tax assets:
Net operating losses	$103,017	$102,022
Tax credits (federal and state)	6,388	10,132
Deferred revenue	—	1,033
Share-based compensation	3,217	2,781
Other	954	902

	$113,576	$116,870
Less—valuation allowance	(113,576)	(116,870)

Net deferred tax asset	$—	$—

At December 31, 2012 and 2011, the Company had gross deferred income tax assets of approximately $113,576 and $116,870, respectively, which result primarily from net operating loss and tax credit carryforwards. ASC 740 requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all positive and negative evidence is required when measuring the need for a valuation allowance. The Company’s cumulative loss from inception represents sufficient negative evidence to require a valuation allowance. The Company concluded that it is appropriate to maintain a full valuation allowance for its net deferred tax assets. Additionally, the Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

At December 31, 2012 and 2011, the Company had available the following net operating loss and credit carryforwards:

	As of December 31,
	2012	2011
Federal net operating loss carryforwards	$237,749	$245,266
State net operating loss carryforwards	295,768	248,420
Federal research and development credit carryforwards	2,629	6,695
State research and development credit carryforwards	3,759	3,437

The Company’s federal net operating loss carryforwards expire commencing in 2018 through 2032 and state net operating loss carryforwards which expire commencing in 2020 through 2032. The Company’s federal research and development credit carryforwards expire commencing in 2028 through 2031. The Connecticut research and development carryforwards have no expiration period.

Deferred tax assets relating to tax benefits of employee stock options have been reduced to reflect exercises. Some exercises resulted in tax deductions in excess of previously recorded benefits based on the option value at the time of grant (“windfalls”). Although these windfalls are reflected in net operating loss carryforwards, the additional tax benefit associated with the windfall is not recognized until the deduction reduces taxes payable. Accordingly, approximately $5,418 of the net operating loss carryforwards available, if realized, would be credited to additional paid-in capital.

Utilization of the net operating losses and research and development credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986, or Section 382, due to changes in ownership of the Company that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating losses and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. In 2012, we completed our review of our changes in ownership through a testing date of December 31, 2011, and determined that we had three ownership changes since inception. The changes of ownership will result in approximately $55,429 of net operating loss carryforwards that we expect to expire unutilized and approximately $4,066 of research and development credit carryforwards that we expect to expire unutilized. The Company had historically recorded a valuation allowance against the net operating losses and research and development carryforwards. This resulted in no change to the income statement, with a change to footnote disclosure only. We will continue to update our analysis of ownership changes and the potential limitations on our deferred tax assets.

The federal and state tax authorities could challenge tax positions taken by the Company for the periods for which there are open tax years. Years subject to audit are years in which unused net operating losses were generated that remain open by the statute of limitations. The Company is open to challenge for the periods of 2001 through 2012 in federal and the State of Connecticut jurisdictions.

The Company did not have any unrecognized tax benefits as of December 31, 2012.

The State of Connecticut provides companies with the opportunity to exchange certain research and development credit carryforwards for cash in exchange for foregoing the carryforward of the research and development credit. The program provides for such exchange of the research and development credits at a rate of 65% of the annual research and development credit, as defined. During the years ended December 31, 2012, 2011 and 2010, the Company had recorded a benefit of approximately $554, $418 and $130, respectively, for the estimated proceeds from this exchange. This benefit is recorded as a reduction of research and development expenditures.

16. Related Party Transactions

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

In June 2012, Nicholas Simon resigned from the Board of Directors of the Company and Clarus effected a full distribution of its holdings.

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

As of December 31, 2012, Domain was the beneficial owner of approximately 11% of the Company’s total issued and outstanding shares of common stock.

17. Unaudited Quarterly Results

The following tables summarize unaudited quarterly financial data for the years ended December 31, 2012 and 2011. This data has been derived from unaudited financial statements that, in the Company’s opinion, include all adjustments necessary for a fair statement of such information. The operating results for any quarter are not necessarily indicative of results for any future period.

	2012 Quarters
	First	Second	Third	Fourth
Total operating revenue	$2,489	$—	$—	$118
Total operating expenses	11,681	11,559	15,288	11,372
Net loss	(9,141)	(11,527)	(15,255)	(11,204)
Net loss per share—basic and diluted	$(0.13)	$(0.16)	$(0.20)	$(0.14)
Weighted average number of shares outstanding—basic and diluted	70,411	71,211	74,647	79,523

	2011 Quarters
	First	Second	Third	Fourth
Total operating revenue	$65	$56	$64	$62
Total operating expenses	10,216	11,332	10,537	12,509
Net loss	(10,133)	(11,250)	(10,438)	(12,385)
Net loss per share—basic and diluted	$(0.17)	$(0.19)	$(0.15)	$(0.18)
Weighted average number of shares outstanding—basic and diluted	58,389	58,938	69,725	69,755

EXHIBIT INDEX

			Incorporated by Reference
	Exhibit No.	Description	Form	SEC Filing date	Exhibit Number	Filed with this 10-K

	3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.	10-K	03/08/12	3.1

	3.2	Amended and Restated Bylaws.	10-K	03/29/07	3.2

	4.1	Specimen Certificate evidencing shares of common stock.	S-1/A	09/22/06	4.1

†	10.1	License Agreement, dated as of February 3, 2000, by and between Vion Pharmaceuticals, Inc. and the Registrant, as amended on January 28, 2002.	S-1	03/31/06	10.2

	10.2	Letter Agreement, dated as of September 22, 2006, by and between the Registrant and Yale University.	S-1	10/10/06	10.2.1

†	10.3	License Agreement, dated as of July 19, 2002 by and between the Registrant and Emory University.	S-1	03/31/06	10.3

	10.4	Third Amended and Restated Investor Rights Agreement, dated as of August 11, 2008, by and among the Registrant and the Holders named therein.	S-3	10/06/08	10.5

	10.5	Amendment No. 1 to the Third Amended and Restated Investor Rights Agreement, dated as of August 20, 2010.	S-3	09/17/10	10.4

	10.6	Securities Purchase Agreement, dated as of August 5, 2008, by and among the Registrant and the Purchasers named therein.	S-3	10/06/08	10.1

	10.7	Form of Common Warrant pursuant to the Securities Purchase Agreement dated as of August 5, 2008.	S-3	10/06/08	10.3

	10.8	Registration Rights Agreement, dated as of August 11, 2008, by and among the Registrant and the Purchasers named therein.	S-3	10/06/08	10.4

	10.9	Securities Purchase Agreement, dated as of August 18, 2010, by and among the Registrant and the Holders named therein.	S-3	09/17/10	10.1

	10.10	Form of Common Warrant pursuant to the Securities Purchase Agreement dated as of August 18, 2010.	S-3	09/17/10	10.2

	10.11	Registration Rights Agreement, dated as of August 18, 2010, by and among the Registrant and the Purchasers named therein.	S-3	09/17/10	10.3

	10.12	Subscription Agreement, dated as of August 30, 2012 by and among the Registrant and the Investors named therein.	8-K	08/31/12	10.1

	10.13	Sales Agreement, dated as of November 8, 2012 by and between the Registrant and Cantor Fitzgerald & Co.	10-Q	11/8/12	10.2

	10.14	Lease Agreement by and between the Registrant and WE George Street LLC for Suite 202, dated as of March 6, 2002.	S-1	03/31/06	10.14

	10.15	Amendment No. 2 to Lease, dated as of March 31, 2010, by and between Achillion Pharmaceuticals, Inc. and WE George Street, LLC.	8-K	04/06/10	10.1

			Incorporated by Reference
	Exhibit No.	Description	Form	SEC Filing date	Exhibit Number	Filed with this 10-K

#	10.16	1998 Stock Option Plan, as amended, dated as of March 30, 2001.	S-1	03/31/06	10.17

#	10.17	Form of Incentive Stock Option Agreement under the 1998 Stock Option Plan.	S-1	03/31/06	10.19

#	10.18	Form of Incentive Stock Option Agreement for Non-Executives under the 1998 Stock Option Plan.	S-1	03/31/06	10.2

#	10.19	Form of Nonstatutory Stock Option Agreement under the 1998 Stock Option Plan.	S-1/A	03/31/06	10.21

#	10.20	2006 Stock Incentive Plan as amended September 18, 2006, March 9, 2010 and June 5, 2012.	8-K	06/11/12	99.3

#	10.21	Form of Nonstatutory Stock Option Agreement under the 2006 Stock Incentive Plan.	8-K	12/22/10	99.1

#	10.22	Form of Incentive Stock Option Agreement under the 2006 Stock Incentive Plan.	8-K	12/22/10	99.2

#	10.23	2006 Employee Stock Purchase Plan as amended September 18, 2006, March 9, 2010, and June 10, 2010.	10-K	03/11/10	10.32	X

#	10.24	Employment Agreement entered into by the Company and Michael D. Kishbauch, dated April 5, 2011.	8-K	04/08/11	10.3

#	10.25	Second Amended and Restated Employment Agreement and Supplemental Severance Agreement, dated as of March 9, 2010, and Supplemental Terms of Compensation, dated as of April 5, 2011, entered into by the Company and Milind S. Deshpande, Ph.D.	8-K	04/08/11	10.1

#	10.26	Employment Agreement entered into by the Company and Gautam Shah, Ph.D., dated April 5, 2011.	8-K	04/08/11	10.5

#	10.27	Second Amended and restated Employment Agreement and Supplemental Severance Agreement, dated as of March 9, 2010, and Supplemental Terms of Compensation, dated as of April 5, 2011, entered into by the Company and Mary Kay Fenton.	8-K	04/08/11	10.2

#	10.28	Employment Agreement entered into by the Company and Joseph Truitt, dated April 5, 2011.	8-K	04/08/11	10.6

#	10.29	Letter Agreement by and between Dr. Elizabeth A. Olek and the Company, dated as of June 5, 2012.	8-K	06/28/12	99.1

	10.30	Master Security Agreement and Promissory Notes by and between the Registrant and GE Capital Corporation and Oxford Finance Corporation, dated as of February 26, 2008.	10-K	03/05/08	10.13

	10.31	Form of Common Stock Warrant under Loan and Security Agreement of GE Capital Corporation and Oxford Finance Corporation.	10-K	03/05/08	10.14

	10.32	Master Security Agreement between the Registrant and Webster Bank, National Association, dated as of March 21, 2011.	8-K	03/25/11	10.1

Incorporated by Reference
Exhibit No.	Description	Form	SEC Filing date	Exhibit Number	Filed with this 10-K

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.				X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a- 14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934				X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a- 14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.CAL	XBRL Taxonomy Calculation Linkbase Document				*

101.INS	XBRL Instance Document				*

101.SCH	XBRL Taxonomy Extension Schema Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document				*

101.PRE	XBRL Taxonomy Presentation Linkbase Document				*

#	Management contracts or compensatory plans or arrangement
*	Submitted electronically herewith
†	Indicates confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets at December 31, 2012 and December 31, 2011, (ii) Statements of Operations for the years ended December 31, 2012, 2011 and 2010, (iii) Statements of Stockholders’ Equity and Comprehensive Loss for the years ended December 31, 2010, 2011 and 2012, (iv) Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010 and (v) Notes to Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.