Form 10-Q
period 2013-03-31
ACHILLION PHARMACEUTICALS INC
filed 2013-05-07
CIK 1070336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 1, 2013, the registrant had 96,556,639 shares of Common Stock, $0.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Achillion Pharmaceuticals, Inc.

Balance Sheets

(in thousands, except per share amounts)

(Unaudited)

	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$39,398	$18,526
Marketable securities	105,595	46,884
Accounts and other receivables	589	277
Prepaid expenses and other current assets	3,775	2,180

Total current assets	149,357	67,867
Marketable securities	54,946	12,008
Fixed assets, net	1,301	1,247
Deferred financing costs	79	256
Restricted cash	152	152

Total assets	$205,835	$81,530

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,193	$4,276
Accrued expenses	5,031	4,510
Current portion of long-term debt	356	350

Total current liabilities	10,580	9,136
Long-term debt	255	347

Total liabilities	10,835	9,483

Commitments and contingencies

Stockholders’ Equity:
Common Stock, $.001 par value; 200,000 shares authorized: 96,557 and 79,626 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	97	80
Additional paid-in capital	529,399	394,675
Accumulated deficit	(334,465)	(322,727)
Accumulated other comprehensive income	(31)	19

Total stockholders’ equity	195,000	72,047

Total liabilities and stockholders’ equity	$205,835	$81,530

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Comprehensive Loss

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2013	2012
Revenue	$—	$2,489

Operating expenses
Research and development	8,719	8,942
General and administrative	3,074	2,739

Total operating expenses	11,793	11,681

Loss from operations	(11,793)	(9,192)
Other income (expense)
Interest income	77	65
Interest expense	(22)	(14)

Net loss	(11,738)	(9,141)

Total comprehensive loss (Note 11)	(11,788)	(9,093)

Basic and diluted net loss per share (Note 5)	$(0.14)	$(0.13)

Weighted average number of shares used in computing basic and diluted net loss per share	85,850	70,411

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities
Net loss	$(11,738)	$(9,141)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	98	100
Noncash stock-based compensation	1,423	920
(Premium) on purchase of marketable securities	(2,901)	(207)
Amortization of premium on marketable securities	249	98
Changes in operating assets and liabilities:
Accounts and other receivables	(312)	86
Prepaid expenses and other assets	(1,427)	(957)
Accounts payable	917	101
Accrued expenses	521	161
Deferred revenue	—	(2,489)

Net cash used in operating activities	(13,170)	(11,328)

Cash flows from investing activities
Purchases of fixed assets	(143)	(475)
Purchases of marketable securities	(119,747)	(26,500)
Maturities of marketable securities	20,700	49,950

Net cash (used in) provided by investing activities	(99,190)	22,975

Cash flows from financing activities
Proceeds from the issuance of common stock in connection with the public offering, net of issuance costs	133,211	—
Proceeds from exercise of stock options	107	1,158
Borrowings of debt	—	609
Repayments of debt	(86)	(35)

Net cash provided by financing activities	133,232	1,732

Net increase in cash and cash equivalents	20,872	13,379
Cash and cash equivalents, beginning of period	18,526	16,110

Cash and cash equivalents, end of period	$39,398	$29,489

Supplemental disclosure of cash flow information
Cash paid for interest	$14	$9
Supplemental disclosure of noncash financing activities
Cashless exercise of warrants	—	$2,051

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

The Company incurred losses of $320,603 from inception through March 31, 2013 and had an accumulated deficit of $334,465 at March 31, 2013, which includes preferred stock dividends recognized until the Company’s initial public offering in 2006. The Company has funded its operations primarily through the sale of equity securities.

The Company believes that its existing cash, cash equivalents and marketable securities will be sufficient to support its current operating plan through at least March 31, 2014. However, the Company’s operating plan may change as a result of many factors, including but not limited to:

•	the costs involved in the clinical development, manufacturing and formulation of sovaprevir, ACH-3102 and ACH-2684;

•

the scope of and costs associated with entering into cooperative study arrangements, or CSAs, if any, for the collaborative development of its drug candidates in combination with others’ drug candidates;

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

Certain prior period amounts have been reclassified to conform to the current year’s presentation. The premiums paid on the purchase of marketable securities were reclassified from investing activities to operating activities on the Statement of Cash Flows for three months ended March 31, 2012.

2. Accounting Standards Updates

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This standard requires additional disclosures regarding the reporting of reclassifications out of accumulated other comprehensive income (AOCI). This ASU is effective for reporting periods beginning after December 15, 2012. The Company evaluated this pronouncement effective January 1, 2013 and determined the further breakout of accumulated other comprehensive income is immaterial to the Company’s financial statements.

3. Basis of Presentation

The accompanying unaudited financial statements of the Company should be read in conjunction with the audited financial statements and notes as of and for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 20, 2013. The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information, in accordance with the instructions to Form 10-Q and the guidance in Article 10 of Regulation S-X. Accordingly, since they are interim financial statements, the accompanying financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. The accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

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

4. Financing Activities

Public Offering

In February 2013, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Citigroup Global Markets, Inc. and Leerink Swann LLC as representatives of the several underwriters named therein (the “Underwriters”), related to a public offering of shares of the Company’s common stock, par value $.001 per share, at a price of $8.40 per share less underwriting discounts and commissions (the “Offering”). The Company issued and sold to the Underwriters an aggregate of 16,894 shares of common stock in connection with the Offering. The Offering resulted in net proceeds to the Company of $133,211.

5. Earnings (Loss) Per Share (“EPS”)

Basic EPS is calculated in accordance with ASC 260, Earnings Per Share, by dividing net income or loss attributable to common stockholders by the weighted average common stock outstanding. Diluted EPS is calculated by adjusting weighted average common shares outstanding for the dilutive effect of common stock options and warrants. In periods in which a net loss is recorded, no effect is given to potentially dilutive securities, since the effect would be antidilutive. Securities that could potentially dilute basic EPS in the future were not included in the computation of diluted EPS because to do so would have been antidilutive. Potentially dilutive securities were as follows during the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Stock Options:
Weighted average number, in thousands	7,083	6,248
Warrants:
Weighted average number, in thousands	5,358	9,254

Potentially dilutive securities outstanding as of March 31, 2013 and 2012 are as follows:

	March 31,
	2013	2012
Options, in thousands	7,076	6,144
Warrants, in thousands	5,358	9,069

Total potentially dilutive securities outstanding, in thousands	12,434	15,213

6. Collaboration Arrangements

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

Under the terms of the Agreement, GCAT, through a sublicense agreement with a Chinese joint venture, T&T Pharma Co., Ltd., will assume all development and regulatory responsibility and associated costs for elvucitabine. The Company did not receive any payment upon the signing of the agreement. Upon the first commercial sale of a licensed product GCAT is obligated to pay $100 to the Company. Further, the Company will be eligible to receive royalties up to 15% of net sales in those territories.

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

Ora, Inc.

In October 2012, the Company entered into a license and development agreement (the “Ora Agreement”) with Ora, Inc. (Ora) for the worldwide development and commercialization of ACH-702 delivered topically or locally. The Ora Agreement was amended in April 2013. Under the terms of the Ora Agreement, Ora will assume development and regulatory responsibility and associated costs for ACH-702. Upon initiation of the agreement, the Company received a one-time license fee of $100, which was recognized as revenue upon the completion of the technology transfer by the Company. The Company is eligible to receive up to $4,000 in development milestones and up to $7,000 in commercialization milestones as well as royalties up to 3.5% of net sales. The Company has no further obligations under the Ora Agreement.

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

The Company does not believe that the milestones specified under the Ora Agreement are substantive as achievement of the milestones is based solely on the performance of Ora and its sublicensee(s) and does not relate to any past or future performance by the Company. Because the Company has no performance obligations under the Ora Agreement, it intends to recognize revenue related to the milestone payments upon achievement of the milestone by Ora or its sublicensee(s). The Ora Agreement shall be effective and, unless earlier terminated, will continue until the last sale of each and every licensed product to an unrelated third party by Ora, its affiliate or sublicensee.

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

Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; or

Level 3: Unobservable inputs.

The fair value of the Company’s marketable securities of $160,541 and $58,892 as of March 31, 2013 and December 31, 2012, respectively, is valued based on level 2 inputs. The Company’s investments consist mainly of U.S. government and agency securities, government sponsored bond obligations and certain other corporate debt securities. Fair value is determined by taking into consideration valuations obtained from third-party pricing services. The third-party pricing services utilize industry standard valuation models, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; issuer credit spreads; benchmark securities; and other observable inputs. The Company has assessed these as level 2 within the fair value hierarchy of ASC 820. The Company classifies its entire investment portfolio as available for sale as defined in ASC 320, Debt and Equity Securities. Securities are carried at fair value with the unrealized gains (losses) reported as a separate component of stockholders’ equity within accumulated other comprehensive income.

The unrealized (loss) gain from marketable securities was $(31) and $19 at March 31, 2013 and December 31, 2012, respectively.

As of March 31, 2013 and December 31, 2012, none of the Company’s investments were determined to be other than temporarily impaired.

The following table summarizes the Company’s investments:

	March 31, 2013				December 31, 2012
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Commercial Paper	$41,182	$51	—	$41,233	$30,462	$29	—	$30,491
Corporate Debt Securities	117,891	—	(83)	117,808	26,912	—	(11)	26,901
Government and Agency Securities	1,499	1	—	1,500	1,499	1	—	1,500

Total	$160,572	$52	(83)	$160,541	$58,873	$30	(11)	$58,892

8. Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2013	December 31, 2012
Accrued compensation	$1,147	$507
Accrued research and development expenses	2,883	3,280
Accrued professional expenses	549	426
Other accrued expenses	452	297

Total	$5,031	$4,510

Accrued research and development expenses are comprised of amounts owed to third-party contract research organizations, or “CROs”, clinical investigators, laboratories and data managers for research and development work performed on behalf of the Company.

9. Debt

Debt consists of the following:

	March 31, 2013	December 31, 2012
2011 Credit Facility, payable in monthly installments as notes mature through March 2015, with interest of 6.44% to 6.79% per annum	$611	$697

Total debt	611	697
Less: current portion	(356)	(350)

Total long-term debt, net of current portion	$255	$347

In March 2011, the Company entered into a Master Security Agreement for a $2,000 Capital Expenditure Line of Credit, (the “2011 Credit Facility”) with Webster Bank. Under the 2011 Credit Facility, the Company could draw down equipment loan advances for the purchase of new laboratory equipment through March 2013. The purchased equipment serves as collateral for the 2011 Credit Facility. Through March 31, 2013, the Company had drawn down a total of $1,047 under the 2011 Credit Facility.

The fair value for this debt would be classified as a level 2 measurement due to the use of inputs based on similar liabilities in the market. At this time, the carrying value approximates fair value.

10. Stock-Based Compensation

The Company’s 2006 Stock Incentive Plan, or the 2006 Plan, is administered by the Company’s Board of Directors and provides for the grant of incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights and other stock-based awards. The Company’s officers, employees, consultants, advisors and directors are eligible to receive awards under the 2006 Plan; however, incentive stock options may only be granted to employees. Options granted are exercisable for a period determined by the Company, but in no event longer than ten years from the date of the grant. Options generally vest ratably over four years. There were 5,689 shares available to be granted under the 2006 Plan as of March 31, 2013.

A summary of the status of the Company’s stock option activity for the three months ended March 31, 2013 is presented in the table and narrative below:

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2013	7,112	$5.56
Granted	—	—
Exercised	(36)	3.00
Forfeited	—	—
Cancelled	—	—

Outstanding at March 31, 2013	7,076	$5.57

Options exercisable at March 31, 2013	3,828	$4.68

Weighted-average fair value of options granted during the period		$—

The Company utilizes the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of assumptions which determine the fair value of the stock-based awards. The assumptions used to value options granted are as follows:

	For the Three Months Ended
	March 31, 2013	March 31, 2012
Expected term of option	5.0 - 6.1 years	5.0 - 6.1 years
Expected volatility	88%	88%
Risk free interest rate	1.01%	1.33%
Expected dividend yield	0%	0%

Total compensation expense recorded in the accompanying statements of operations associated with option grants made to employees was $1,362 and $842 for the three months ended March 31, 2013 and 2012, respectively. The Company recorded no tax benefit related to these options since the Company currently maintains a full valuation allowance on its deferred tax assets.

As of March 31, 2013, the intrinsic value of the options outstanding was $24,677, of which $17,675 related to vested options and $7,002 related to unvested options. The intrinsic value of stock options is calculated based on the difference between the exercise prices of the underlying common stock and the quoted stock price of the Company’s common stock as of the reporting date.

As of March 31, 2013, the total compensation cost related to unvested options not yet recognized in the financial statements is approximately $13,164, net of estimated forfeitures, and the weighted average period over which this amount is expected to be recognized is 1.58 years.

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

12. Stockholders’ Equity

Changes in stockholders’ equity for the three months ended March 31, 2013 and 2012 were as follows:

	For the Three Months Ended March 31,
	2013	2012

Balance at December 31, 2012 and 2011	$72,047	$70,968
Net loss	(11,738)	(9,141)
Stock based compensation	1,423	920
Exercise of stock options	107	1,158
Change in unrealized loss on marketable securities	(50)	48
Issuance of common stock	133,211	—

Balance at March 31, 2013 and 2012	$195,000	$63,953

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

We recently initiated an international Phase II clinical trial with sovaprevir and ACH-3102 for the treatment of genotype 1 HCV. The trial will evaluate an all-oral 12-week interferon-free regimen consisting of sovaprevir, ACH-3102, and ribavirin in patients with chronic HCV who have not received prior therapy.

In addition, we have established a pipeline of certain antibacterial product candidates for which we have or are seeking appropriate collaborative partners, but to which we are not devoting significant resources at this time. We have also developed and out licensed certain development and commercialization rights to elvucitabine, for the treatment of both Hepatitis B, or HBV, and human immunodeficiency virus, or HIV.

We have devoted and are continuing to devote substantially all of our efforts toward product research and development. We have incurred losses of $321 million from inception through March 31, 2013 and had an accumulated deficit of $335 million at March 31, 2013, which includes preferred stock dividends recognized until our initial public offering in 2006. Our net losses were $11.7 million and $9.1 million for the three months ended March 31, 2013 and 2012, respectively.

We have funded our operations primarily through proceeds from the sale of equity securities, including our initial public offering in October 2006, private placements of our common stock in August 2008 and August 2010 and registered offerings of our common stock in January 2010, June 2011, August 2012 and February 2013.

In February 2013, we issued 16,894,410 shares of our common stock in underwritten public offering, including the underwriter’s exercise of an over-allotment option. We received net proceeds of $133.2 million.

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

Financial Operations Overview

Revenue

To date, we have not generated revenue from the sale of any drugs. The majority of our revenue recognized to date has been derived from our former collaboration with Gilead, which was terminated in February 2012, to develop compounds for use in treating HCV.

During the three months ended March 31, 2013 and 2012 we recognized $0 and $2.5 million, respectively, under this collaboration agreement. Revenue recognized during the three months ended March 31, 2012 consisted of recognition of the remaining deferred revenue related to this former collaboration, as effective with the termination of the collaboration we no longer have any future obligations under the collaboration.

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

Within the anti-infective market, we are concentrating on the development of antivirals for the treatment of HCV. Currently, we are developing our three lead clinical-stage drug candidates for the treatment of HCV, including sovaprevir and ACH-3102, each currently in phase II clinical development, and ACH-2684, currently in phase I clinical development. In the near term, we intend to focus our efforts on (i) completing clinical development of a combination regimen including sovaprevir and ACH-3102, with and without ribavirin, (ii) continuing non-therapeutic studies of sovaprevir and ACH-3102 and (iii) exploring potential development of our drug candidates with other drug developers under cooperative or other study arrangements.

In addition, we have established a pipeline of certain antibacterial product candidates for which we have or are seeking appropriate collaborative partners, but to which we are not devoting significant resources at this time. We have also developed and out licensed certain development and commercialization rights to elvucitabine, for the treatment of both Hepatitis B, or HBV, and human immunodeficiency virus, or HIV.

We have established our current HCV drug candidate pipeline entirely through our internal discovery capabilities. Through these efforts we have identified and are developing the following portfolio of drug candidates which we intend to study in combination with each other and/or potentially in combination with compounds owned by others:

•

Sovaprevir, a NS3 Protease Inhibitor. We have most recently completed a phase IIa clinical trial conducted in both the United States and Europe to assess the compound’s safety, tolerability, pharmacokinetic properties and efficacy when dosed with pegylated interferon and ribavirin (P/R) in treatment-naïve, genotype 1 HCV-infected subjects. In this trial, sovaprevir was demonstrated to achieve a complete early virologic response, or cEVR, after twelve weeks of dosing, in 94% to 100% of patients. Mean viral load, a measurement of the amount of virus in the blood stream, was reduced in HCV-infected patients by 4.56 log10 to 5.08 log10, or reduction of over 99.9% of the virus. Sovaprevir continued to be safe and well-tolerated with no significant drug-related adverse events. Liver enzyme elevations were observed with higher doses of sovaprevir, were transient, and returned to baseline while on treatment. In addition, sustained virologic response twelve weeks (SVR12) after the completion of therapy was achieved in 77% to 85% of patients after completion of 24 weeks of therapy (12 weeks of sovaprevir plus P/R, followed by 12 weeks of P/R). Mutations commonly associated with protease inhibitor therapy including mutations at R155, A156 and D168 were not observed with sovaprevir treatment. Sovaprevir has been granted Fast Track status by the United States Food and Drug Administration, or FDA. During the second quarter of 2013, we initiated a randomized, double-blind phase II clinical trial that will evaluate a 12 week treatment consisting of sovaprevir and our NS5A inhibitor, ACH-3102, with ribavirin for the treatment of genotype 1 HCV and we expect initial RVR data to be available in the third quarter of 2013.

•

ACH-3102, a NS5A Inhibitor. We have completed a proof-of-concept clinical trial of our second-generation, pan-genotypic NS5A inhibitor, ACH-3102, and we are currently studying the drug candidate in two phase II clinical trials. In phase Ia safety and pharmacokinetic studies, more than 70 healthy volunteers received either a single ascending dose of ACH-3102, or 14 days of once-daily ACH-3102. Data from both the single and multiple ascending dose groups demonstrated that ACH-3102 was well tolerated with no serious adverse events. In phase Ib, ACH-3102 demonstrated proof-of-concept efficacy results after a single dose of ACH-3102 in patients with genotype 1a HCV. In all, 12 patients were treated with a single dose of either 50 mg, 150 mg, or 300 mg of ACH-3102, with a mean maximum decline in HCV RNA of 3.78, 3.52, and 3.93 log10 achieved, respectively. In phase II, we are studying ACH-3102 in an open-label phase IIa pilot trial evaluating 12-weeks of once-daily ACH-3102 in combination with ribavirin for the treatment of HCV genotype 1b. Interim results from that trial revealed that 75% of patients (6 of 8) who had completed 4 weeks of therapy achieved rapid virologic response, or RVR, meaning undetectable levels of virus at 4 weeks of therapy, and 75% of patients (6 of 8) achieved undetectable levels of virus at end of treatment, or ETR. Further, 63% of patients (5 of 8) receiving 12 weeks of therapy demonstrated undetectable levels of HCV 4 weeks after cessation of therapy, or SVR4. This study remains on-going and we expect that final data will be available at a future medical meeting. ACH-3102 has been granted Fast Track status by the FDA. In a second phase II clinical trial, we are also studying ACH-3012 in a blinded study in combination with sovaprevir, our protease inhibitor, and ribavirin. This trial was initiated in the second quarter of 2013 and we expect initial RVR data to be available in the third quarter of 2013.

•

ACH-2684, a NS3 Protease Inhibitor. ACH-2684 has most recently completed phase Ib proof-of-concept clinical studies, including three segments: once-daily dosing in genotype 1, twice-daily dosing in patients with genotype 3 and once-daily dosing in patients with cirrhosis. Once-daily doses of 400mg of ACH-2684 reduced viral load by a mean maximum 3.73 log10 in patients with HCV genotype 1. In addition, twice daily doses of 400mg of ACH-2684 reduced viral load by a maximal 2.03 log10 in patients with HCV genotype 3. Lastly, once-daily doses of 400mg administered for three days to HCV patients with cirrhosis achieved a mean maximum 3.67 log10 reduction in HCV viral load, similar to the antiviral activity achieved in non-cirrhotic genotype 1 HCV patients receiving the same dose of ACH-2684. ACH-2684 demonstrated good safety and tolerability in these phase Ib clinical studies, as well as in phase Ia studies in healthy volunteers. Our current strategic plan does not include the combination development of ACH-2684 with our other drug candidates in the near-term, but we remain interested in combining ACH-2684 with our other drug candidates in the future, or with other compounds under cooperative study arrangements. We are currently in the process of completing a phase I clinical trial of ACH-2684.

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

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Clinical candidate direct external costs:
Sovaprevir (and related compounds)	$1,839	$2,984
ACH-3102 (and related compounds)	2,783	1,446
ACH-2684 (and related compounds)	273	695
ACH-2928 (and related compounds)	—	444
Other	136	294

	5,031	5,863
Direct internal personnel costs	2,840	2,329

Sub-total direct costs	7,871	8,192
Indirect costs and overhead	893	821
Research and development tax credit	(45)	(71)

Total research and development	$8,719	$8,942

We are currently conducting phase II clinical trials of sovaprevir and ACH-3102, as well as a phase II combination trial of sovaprevir and ACH-3102. We are also in the process of completing a phase I clinical trial of ACH-2684.

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

Critical Accounting Standards and Estimates

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2012. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a significant impact on our financial results. During the first three months of 2013, there were no significant changes in our estimates and critical accounting policies.

Results of Operations

Results of operations may vary from period to period depending on numerous factors, including the timing of payments received under existing or future strategic alliances, joint ventures or financings, if any, the progress of our research and development projects, technological advances and determinations as to the commercial potential of proposed products.

Comparison of Three Months Ended March 31, 2013 and 2012

Revenue. Revenue recognized during the three months ended March 31, 2012 consisted of amounts derived from our former collaboration with Gilead. During this period, effective with the termination of the collaboration, we recognized the remaining $2.5 million of deferred revenue as we no longer have any future obligations under the collaboration.

	Three Months Ended March 31,
	2013	2012	Change
	(in thousands)
Gilead collaboration revenue	$—	$2,489	$(2,489)	—

Total revenue	$—	$2,489	$(2,489)	—

Research and Development Expenses. Research and development expenses were $8.7 million and $8.9 million for the three months ended March 31, 2013 and 2012, respectively. The decrease for the three months ended March 31, 2013 was primarily due to decreased clinical costs for ACH-2928, offset by increased clinical and manufacturing costs for ACH-3102. We expect that research and development expenses will increase fairly significantly over the remainder of the year as we advance combination studies of sovaprevir and ACH-3102 and continue clinical testing of these compounds. Research and development expenses for the three months ended March 31, 2013 and 2012 are comprised as follows:

	Three Months Ended March 31,
	2013	2012	Change
	(in thousands)
Personnel costs	$2,280	$1,945	$335	17%
Stock based compensation	559	385	174	45%
Outsourced research and supplies	4,659	5,435	(776)	(14)%
Professional and consulting fees	699	712	(13)	(2)%
Facilities costs	523	492	031	6%
Travel and other costs	44	44	—	—
Research and development tax credit	(45)	(71)	026	(37)%

Total	$8,719	$8,942	$(223)	(2)%

General and Administrative Expenses. General and administrative expenses were $3.0 million and $2.7 million for the three months ended March 31, 2013 and 2012, respectively. The increase for the three months ended March 31, 2013 was primarily due to increased salaries and non-cash stock compensation charges partially offset by decreased professional fees. We expect that general and administrative expenses will be consistent during the remainder of the year. General and administrative expenses for the three months ended March 31, 2013 and 2012 are comprised as follows:

	Three Months Ended March 31,
	2013	2012	Change
	(in thousands)
Personnel costs	$901	$841	$60	7%
Stock based compensation	864	535	329	61%
Professional and consulting fees	745	873	(128)	(15)%
Facilities costs	285	215	70	33%
Travel and other costs	279	275	4	1%

Total	$3,074	$2,739	$335	12%

Other Income (Expense). Interest income was $77,000 and $65,000 for three months ended March 31, 2013 and 2012, respectively. The $12,000, or 18% increase was primarily due to increased average cash balances in 2013. Interest expense was $22,000 and $14,000 for the three months ended March 31, 2013 and 2012, respectively. The $8,000, or 57%, increase was primarily due higher debt balances outstanding in 2013.

Liquidity and Capital Resources

Since our inception in August 1998, we have financed our operations primarily through proceeds from the sale of equity securities. Through March 31, 2013, we have received approximately $515.9 million in aggregate gross proceeds from stock issuances, including convertible preferred stock, our initial public offering in 2006, private placements of our common stock in 2008 and 2010 and registered offerings of our common stock in 2010, 2011, 2012 and 2013.

As of March 31, 2013, our debt balance due to borrowings was $611,000 with a weighted average interest rate of 6.55%.

We had $199.9 million and $77.4 million in cash, cash equivalents and marketable securities as of March 31, 2013 and December 31, 2012, respectively. We regularly review our investments and monitor the financial markets. As of March 31, 2013, our cash, cash equivalents and marketable securities included high-quality financial instruments, primarily money market funds, government sponsored bond obligations and other corporate debt securities which we believe are subject to limited credit risk.

Cash used in operating activities was $13.1 million for the three months ended March 31, 2013 and was primarily attributable to our $11.7 million net loss combined with $2.9 million in premiums paid on the purchase of marketable securities and an increase in prepaid expenses and other assets. This amount was partially offset by non-cash stock-based compensation. Cash used in operating activities was $11.3 million for the three months ended March 31, 2012 and was primarily attributable to our $9.1 million net loss combined with a decrease in deferred revenue and an increase in prepaid expenses, offset primarily by non-cash stock-based compensation.

Cash used in investing activities was $99.1 million for the three months ended March 31, 2013 and was primarily attributable to the purchases of marketable securities, offset by maturities of marketable securities. Cash provided by investing activities was $23.0 million for the three months ended March 31, 2012 and was primarily attributable to the maturities of marketable securities, offset by purchases of marketable securities.

Cash provided by financing activities was $133.2 million for the three months ended March 31, 2013 and was primarily attributable to $133.2 million in net proceeds from our public offering in February 2013. Cash provided by financing activities was $1.7 million for the three months ended March 31, 2012 and was primarily attributable to proceeds from the exercise of stock options combined with borrowings from our credit facility.

We expect to incur continuing and increasing losses from operations for at least the next several years as we seek to:

•	continue clinical testing of sovaprevir, ACH-3102 and ACH-2684; and

•	identify and progress additional drug candidates.

We do not expect our existing capital resources, together with any milestone payments and research and development funding we may receive, to be sufficient to fund the completion of the development of any of our drug candidates. As a result, we will need to raise additional funds prior to, among other things, being able to market any drug candidates, to obtain regulatory approvals, fund operating losses, and, if deemed appropriate, establish manufacturing and sales and marketing capabilities. We will seek to raise such additional financing through (i) public or private equity or debt financings, (ii) collaborative or other arrangements with third parties or (iii) other sources of financing.

We believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our projected operating requirements through at least March 31, 2014. However, our funding resources and requirements may change and will depend upon numerous factors, including but not limited to:

•	the costs involved in the clinical development, manufacturing and formulation of sovaprevir, ACH-3102 and ACH-2684;

•	the scope of and costs associated with entering cooperative study arrangements, or CSAs, if any, for the collaborative development of our drug candidates in combination with other’s drug candidates;

•	the costs involved in obtaining regulatory approvals for our drug candidates;

•	the scope, prioritization and number of programs we pursue;

•	the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent and other intellectual property claims;

•	our ability to raise incremental debt or equity capital, including any changes in the credit or equity markets that may impact our ability to obtain capital in the future;

•	our acquisition and development of new technologies and drug candidates; and

•	competing technological and market developments currently unknown to us.

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

If our operating plan changes, we may need additional funds sooner than planned. Such additional financing may not be available when we need it or may not be available on terms that are favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. If adequate funds are not available to us on a timely basis, or at all, we may be required to terminate or delay preclinical studies, clinical trials or other development activities for one or more of our drug candidates. We may seek additional financing through a combination of private and public equity offerings, debt financings and collaboration, strategic alliance and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, ownership interest will be diluted, and the terms may include adverse liquidation or other preferences that adversely affect stockholders’ rights.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Recently Issued Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This standard requires additional disclosures regarding the reporting of reclassifications out of accumulated other comprehensive income (AOCI). This ASU is effective for reporting periods beginning after December 15, 2012. We evaluated this pronouncement effective January 1, 2013 and determined the further breakout of accumulated other comprehensive income is immaterial to our financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. Our exposure to market risk is confined to our cash, cash equivalents and marketable securities. We regularly review our investments and monitor the financial markets. We invest in high-quality financial instruments, primarily money market funds, government sponsored bond obligations and government-backed corporate debt securities, with the effective duration of the portfolio less than twelve months and no security with an effective duration in excess of twenty four months, which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. We do not believe that we have any material exposure to interest rate risk or changes in credit ratings arising from our investments.

Capital Market Risk. We currently have no product revenues and depend on funds raised through other sources. One source of funding is through future debt or equity offerings. Our ability to raise funds in this manner depends upon capital market forces affecting our stock price.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective, at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a–15(d) and 15d–15(d) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

You should carefully consider the risks described below in addition to the other information contained in this report, before making an investment decision. Our business, financial condition or results of operations could be harmed by any of these risks. The risks and uncertainties described below are not the only ones we face. Additional risks not currently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations. These risk factors restate and supersede in their entirety the risk factors previously disclosed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

We have invested a significant portion of our efforts and financial resources in the development of our candidates for the treatment of HCV, including our protease inhibitors, sovaprevir and ACH-2684, and our NS5A inhibitor, ACH-3102. Our ability to generate revenues will depend heavily on the successful development and commercialization of these drug candidates. The development and commercial success of these drug candidates will depend on several factors, including the following:

•	our ability to provide acceptable evidence of the safety and efficacy of these drug candidates in current and future clinical trials;

•	our ability to provide acceptable evidence of the ability of our drug candidates to be dosed safely in combination with other drugs and/or drug candidates, both ours and others;

•	our ability to develop drug formulations that will deliver the appropriate drug exposures in longer term clinical trials;

•	our ability to obtain patent protection for our drug candidates and freedom to operate under third party intellectual property;

•	receipt of marketing approvals from the FDA and similar foreign regulatory authorities;

•	establishing commercial manufacturing arrangements with third-party manufacturers;

•	launching commercial sales of successfully developed drugs, whether alone or in collaboration with others;

•	acceptance of drugs in the medical community and with third-party payors; and

•	our ability to identify, enter into and maintain collaboration arrangements with appropriate strategic partners for our drug candidates.

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

If approved, our drug candidates may also compete with all-oral treatments currently in development to treat HCV infection in multiple classes including protease inhibitors, polymerase inhibitors (nucleoside and non-nucleoside), NS5A inhibitors and cyclophilin inhibitors. Competing drug candidates for the treatment of HCV, or combinations of drug candidates, are being developed by companies such as Abbvie, Astra-Zeneca, Boehringer Ingelheim, Bristol-Myers Squibb, Enanta, Gilead, GlaxoSmithKline, Idenix, Johnson & Johnson, Presidio, Medivir, Merck, Novartis, Pfizer, Roche, Valeant and Vertex.

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

We have incurred significant losses since our inception in August 1998. As of March 31, 2013, our accumulated deficit was approximately $334 million. We have not generated any revenue from the sale of drug candidates to date. We expect that our annual operating losses will increase over the next several years as we expand our research, development and commercialization efforts.

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

We believe that our existing cash, cash equivalents and marketable securities will be sufficient to support our current operating plan through at least March 31, 2014. Our operating plan may change as a result of many factors, including:

•	the costs involved in the clinical development, manufacturing and formulation of our protease inhibitors, sovaprevir and ACH-2684, and our NS5A inhibitor, ACH-3102;

•	the scope of and costs associated with entering cooperative study arrangements, or CSAs, if any, for the collaborative development of our drug candidates in combination with others’ drug candidates;

•	the costs involved in obtaining regulatory approvals for our drug candidates;

•	the scope, prioritization and number of programs we pursue;

•	the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent and other intellectual property claims;

•	our ability to raise incremental debt or equity capital, including any changes in the credit or equity markets that may impact our ability to obtain capital in the future;

•	our acquisition and development of new technologies and drug candidates; and

•	competing technological, regulatory and market developments currently unknown to us.

If our operating plan changes, we may need additional funds sooner than planned. Such additional financing may not be available when we need it or may not be available on terms that are favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. If adequate funds are not available to us on a timely basis, or at all, we may be required to terminate or delay preclinical studies, clinical trials or other development activities for one or more of our drug candidates. We may seek additional financing through a combination of private and public equity offerings, debt financings and collaboration, strategic alliance and licensing arrangements. For example, in November 2012 we entered into an agreement with Cantor Fitzgerald & Co., or Cantor, pursuant to which, from time to time, we may offer and sell up to $50,000,000 of shares of our common stock “at the market” through Cantor pursuant to a universal shelf registration statement. To the extent that we raise additional capital through the sale of equity or convertible debt securities, ownership interest will be diluted, and the terms may include adverse liquidation or other preferences that adversely affect stockholders’ rights. Since August 2008, we have issued an aggregate of 76,608,269 shares of our common stock in two private placements and four registered offerings as well as warrants to purchase an aggregate of 13,279,028 shares of our common stock. As of March 31, 2013, we have 5,358,212 warrants outstanding. These financings substantially diluted our existing stockholders.

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

If appropriate opportunities become available, we may license or acquire technologies, resources, drugs or drug candidates. We may never realize the anticipated benefits of such a transaction. In particular, due to the risks inherent in drug development, we may not successfully develop or obtain marketing approval for the drug candidates we acquire. Future licenses or acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, the creation of contingent liabilities, material impairment expenses related to goodwill, and impairment or amortization expenses related to other intangible assets, which could harm our financial condition.

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

Our business exposes us to significant potential product liability risks that are inherent in the development, manufacturing and sales and marketing of human therapeutic products. Although we do not currently commercialize any products, claims could be made against us based on the use of our drug candidates in clinical trials. Product liability claims could delay or prevent completion of our clinical development programs. We currently have clinical trial insurance in an amount equal to up to $20.0 million in the aggregate and will seek to obtain product liability insurance prior to the sales and marketing of any of our drug candidates. However, our insurance may not provide adequate coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to maintain current amounts of insurance coverage or obtain additional or sufficient insurance at a reasonable cost to protect against losses that could have a material adverse effect on us. If a claim is brought against us, we might be required to pay legal and other expenses to defend the claim, as well as uncovered damages awards resulting from a successful claim. Furthermore, whether or not we are ultimately successful in defending any such claims, we might be required to direct significant financial and managerial resources to such defense, and adverse publicity is likely to result.

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

In addition, we may experience numerous unforeseen events during, or as a result of, preclinical testing and the clinical trial process that could delay or prevent our ability to receive regulatory approval or commercialize our drug candidates, including:

•	regulators or Institutional Review Boards, or IRBs may not authorize us to commence a clinical trial or conduct a clinical trial at a prospective trial site;

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

In addition, the current standard of care for the treatment of HCV is telaprevir (Incivek) or boceprivir (Victrelis) in combination with P/R. If the current standard of care changes, for example due to the approval by the FDA of new classes of compounds that provide better safety or efficacy, then we could be required to carry out more extensive studies, evaluate different treatment combinations or complete comparative effectiveness studies, resulting in significant delays and/or increased costs.

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

Our drug candidates are subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, safety, efficacy, record keeping, labeling, marketing and distribution of drugs. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process are required in the United States and in many foreign jurisdictions prior to the commercial sale of our drug candidates. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. It is possible that none of the drug candidates we are developing will obtain marketing approval. In connection with the clinical trials for sovaprevir, ACH-3102, ACH-2684 and any other drug candidate we may seek to develop in the future, we face risks that:

•	the drug candidate may not prove to be efficacious;

•	the drug candidate may not prove to be safe;

•	the results may not confirm the positive results from earlier preclinical studies or clinical trials;

•	the results may not meet the level of statistical significance required by the FDA or other regulatory agencies; and

•	the FDA or other regulatory agencies may require us to carry out additional studies.

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

Further, we cannot predict whether or how program discontinuations by competitors (such as the discontinuation in 2012 by Bristol-Myers Squibb of BMS-986094, a nucleotide polymerase inhibitor, due to serious cardiac-related adverse events) may increase the level of scrutiny by the FDA on our drug candidates, slowing data review and response times or otherwise creating delays or difficulties in initiating and progressing clinical trials. Any of the following could delay the clinical development of our drug candidates:

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

The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, the clinical trials must be conducted in accordance with good clinical practices, or GCPs, and other applicable regulatory requirements.

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

If our future drugs do not achieve market acceptance, we may be unable to generate significant revenue, if any.

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

Orphan pharmaceuticals refer to medicines that treat rare or life-threatening conditions that have smaller patient populations, such as certain types of cancer. The growing availability and use of innovative orphan pharmaceuticals, combined with their relative higher cost as compared to other types of pharmaceutical products, is beginning to generate significant payer interest in developing cost containment strategies targeted to this sector. While the impact on our payers’ efforts to control access and pricing of orphan pharmaceuticals has been limited to date, the increasing use of health technology assessment in markets around the world and the deteriorating finances of governments, may lead to a more significant adverse business impact on drug pricing in the future.

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

Because of the relative weakness of the Chinese legal system in general, and intellectual property rights in particular, we may not be able to enforce intellectual property rights in China.

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

In connection with capital raising activities, we may be required to dilute our existing stockholders substantially. For example, since August 2008, we have issued an aggregate of 76,608,269 shares of our common stock in private and registered offerings, as well as warrants to purchase an aggregate of 13,279,028 shares of our common stock. As of March 31, 2013, we have 5,358,212 warrants outstanding. All of the shares of common stock we issued, as well as those shares issuable upon exercise of the warrants, are freely tradable pursuant to effective registration statements, making such shares available for immediate resale in the public market. In November 2012, we entered into a sales agreement with Cantor pursuant to which, from time to time, we may offer and sell shares of our common stock having an aggregate offering price of up to $50,000,000 through Cantor pursuant to a universal shelf registration statement that we filed in November 2012. Sales of our common stock, if any, under the agreement with Cantor may be made in sales deemed to be “at-the-market” equity offerings as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act, including sales made directly on or through the NASDAQ Global Select Market, the existing trading market for our common stock, sales made to or through a market maker other than on an exchange or otherwise, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, and/or any other method permitted by law, including in privately negotiated transactions. Sales of substantial amounts of shares of our common stock or other securities could lower the market price of our common stock.

Our stock price is likely to be volatile, and the market price of our common stock may decline in value in the future.

The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future. During the period from January 1, 2009 to March 31, 2013, our stock price has ranged from a low of $0.70 to a high of $12.95. Market prices for securities of early stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the results of our clinical trials of our protease inhibitors, sovaprevir and ACH-2684, and our NS5A inhibitor, ACH-3102;

•	the results of clinical trials conducted by others on drugs that would compete with our drug candidates;

•	the announcements of those data, particularly at high profile medical meetings, and the investment community’s perception of and reaction to those data;

•	the ability of our drug candidates to be dosed safely in combination with other drugs and/or drug candidates, both ours and others;

•	the entry into, modification of, or termination of key agreements, or any new collaboration agreement we may enter;

•	market expectations about the timeliness of our entry into, or failure to enter, collaboration arrangements with third parties;

•	the entry by a potential third-party collaborator into an alliance with a competitor, or the entry by any other HCV drug developer into an alliance that may be perceived as competitive to us;

•	the continued industry consolidation of pharmaceutical companies developing HCV drug therapies, or the acquisition of any one of our HCV drug development competitors;

•	the premiums on other transactions and any significant increases or decreases of those premiums;

•	the results of regulatory reviews relating to the approval of our drug candidates;

•	our failure to obtain patent protection for any of our drug candidates or the issuance of third party patents that cover our drug candidates;

•	the initiation of, material developments in, or conclusion of litigation to enforce or defend any of our intellectual property rights;

•	failure of any of our drug candidates, if approved, to achieve commercial success;

•	general and industry-specific economic conditions that may affect our business, financial condition and operations, including without limitation research and development expenditures;

•	the launch of drugs by others that would compete with our drug candidates;

•	the failure or discontinuation of any of our research programs;

•	issues in manufacturing our drug candidates or any approved products;

•	the introduction of technological innovations or new commercial products by us or our competitors;

•	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;

•	future sales of our common stock;

•	changes in the structure of health care payment systems;

•	period-to-period fluctuations in our financial results; and

•	low trading volume of our common stock.

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets at March 31, 2013 and December 31, 2012 (unaudited), (ii) Statements of Comprehensive Loss for the three months ended March 31, 2013 and 2012 (unaudited), (iii) Statements of Cash Flows for the three months ended March 31, 2013 and 2012 (unaudited), and (iv) Notes to Financial Statements (unaudited).

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

ACHILLION PHARMACEUTICALS, INC.

Date: May 7, 2013	/s/ Michael D. Kishbauch
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2013	/s/ Mary Kay Fenton
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*	Submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets at March 31, 2013 and December 31, 2012 (unaudited), (ii) Statements of Comprehensive Loss for the three months ended March 31, 2013 and 2012 (unaudited), (iii) Statements of Cash Flows for the three months ended March 31, 2013 and 2012 (unaudited), and (iv) Notes to Financial Statements (unaudited).

In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.