Form 10-Q
period 2013-06-30
ACHILLION PHARMACEUTICALS INC
filed 2013-08-07
CIK 1070336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 1, 2013, the registrant had 96,642,564 shares of Common Stock, $0.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Achillion Pharmaceuticals, Inc.

Balance Sheets

(in thousands, except per share amounts)

(Unaudited)

	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$17,237	$18,526
Marketable securities	116,583	46,884
Accounts and other receivables	609	277
Prepaid expenses and other current assets	2,619	2,180

Total current assets	137,048	67,867
Marketable securities	52,352	12,008
Fixed assets, net	1,297	1,247
Deferred financing costs	79	256
Restricted cash	152	152

Total assets	$190,928	$81,530

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,561	$4,276
Accrued expenses	6,932	4,510
Current portion of long-term debt	361	350

Total current liabilities	13,854	9,136
Long-term debt	164	347

Total liabilities	14,018	9,483

Commitments and contingencies

Stockholders’ Equity:
Common Stock, $.001 par value; 200,000 shares authorized: 96,638 and 79,626 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	97	80
Additional paid-in capital	531,359	394,675
Accumulated deficit	(354,405)	(322,727)
Accumulated other comprehensive (loss) income	(141)	19

Total stockholders’ equity	176,910	72,047

Total liabilities and stockholders’ equity	$190,928	$81,530

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Comprehensive Loss

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$—	$—	$—	$2,489

Operating expenses
Research and development	16,568	8,979	25,288	17,921
General and administrative	3,545	2,580	6,619	5,318

Total operating expenses	20,113	11,559	31,907	23,239

Loss from operations	(20,113)	(11,559)	(31,907)	(20,750)
Other income (expense)
Interest income	185	55	263	119
Interest expense	(12)	(23)	(34)	(37)

Net loss	(19,940)	(11,527)	(31,678)	(20,668)

Total comprehensive loss (Note 11)	(20,051)	(11,543)	(31,838)	(20,636)

Basic and diluted net loss per share (Note 5)	$(0.21)	$(0.16)	$(0.35)	$(0.29)

Weighted average number of shares used in computing basic and diluted net loss per share	96,580	71,211	91,245	70,811

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2013	2012
Cash flows from operating activities
Net loss	$(31,678)	$(20,668)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	197	209
Non-cash stock based compensation	3,087	1,735
Premium on purchases of marketable securities	(3,077)	(135)
Amortization of premium on marketable securities	956	203
Changes in operating assets and liabilities:
Accounts and other receivables	(332)	(323)
Prepaid expenses and other assets	(271)	(512)
Accounts payable	2,285	73
Accrued expenses	2,422	714
Deferred revenue	—	(2,489)

Net cash used in operating activities	(26,411)	(21,193)

Cash flows from investing activities
Purchases of fixed assets	(238)	(576)
Purchases of marketable securities	(144,947)	(32,845)
Maturities of marketable securities	36,865	54,950

Net cash (used in) provided by investing activities	(108,320)	21,529

Cash flows from financing activities
Proceeds from sale of common stock, net of issuance costs	133,211	—
Proceeds from exercise of stock options	298	1,237
Proceeds from sale of common stock under Employee Stock Purchase Plan	105	88
Borrowings of debt	—	609
Repayments of debt	(172)	(116)

Net cash provided by financing activities	133,442	1,818

Net increase in cash and cash equivalents	(1,289)	2,154
Cash and cash equivalents, beginning of period	18,526	16,110

Cash and cash equivalents, end of period	$17,237	$18,264

Supplemental disclosure of cash flow information
Cash paid for interest	$27	$33
Supplemental disclosure of noncash financing activities
Cashless exercise of warrants	$—	$11,919

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

The Company incurred losses of $340,543 from inception through June 30, 2013 and had an accumulated deficit of $354,405 at June 30, 2013, which includes preferred stock dividends recognized until the Company’s initial public offering in 2006. The Company has funded its operations primarily through the sale of equity securities.

The Company believes that its existing cash, cash equivalents and marketable securities will be sufficient to support its current operating plan through at least June 30, 2014. However, the Company’s operating plan may change as a result of many factors, including but not limited to:

•

the costs involved in the clinical development, manufacturing and formulation of sovaprevir, ACH-3102, ACH-2684, and ACH-3422, including additional studies, if any, that may be required to resolve the clinical hold on sovaprevir;

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

In June 2013, the U.S. Food and Drug Administration, or FDA, placed a clinical hold on sovaprevir after elevations in liver enzymes were noted in a phase I healthy subject drug-drug interaction study evaluating the effects of concomitant administration of sovaprevir with ritonavir-boosted atazanavir. The FDA has allowed continued enrollment and treatment of patients in the phase II -007 clinical trial evaluating 12-weeks of sovaprevir in combination with ACH-3102 and ribavirin for patients with treatment-naive genotype 1 HCV. In order to resolve the clinical hold, the FDA has asked for study reports from two drug-drug interaction studies, an integrated safety analysis of on-going sovaprevir trials, and future development plans and protocols, each of which the Company expects to provide to the FDA in August 2013.

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

5. Earnings (Loss) Per Share (“EPS”)

Basic EPS is calculated in accordance with ASC 260, Earnings Per Share, by dividing net income or loss attributable to common stockholders by the weighted average common stock outstanding. Diluted EPS is calculated by adjusting weighted average common shares outstanding for the dilutive effect of common stock options and warrants. In periods in which a net loss is recorded, no effect is given to potentially dilutive securities, since the effect would be antidilutive. Securities that could potentially dilute basic EPS in the future were not included in the computation of diluted EPS because to do so would have been antidilutive. Potentially dilutive securities were as follows during the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013	2012
Stock Options:
Weighted average number, in thousands	7,417	6,159
Warrants:
Weighted average number, in thousands	5,348	8,048

Potentially dilutive securities outstanding as of June 30, 2013 and 2012 are as follows:

	June 30,
	2013	2012
Options, in thousands	7,902	5,975
Warrants, in thousands	5,348	6,071

Total potentially dilutive securities outstanding, in thousands	13,250	12,046

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

Under the terms of the Agreement, GCAT, through a sublicense agreement with a Chinese joint venture, T&T Pharma Co., Ltd., will assume all development and regulatory responsibility and associated costs for elvucitabine. The Company did not receive any payment upon the entry into the agreement. Upon the first commercial sale of a licensed product, GCAT is obligated to pay $100 to the Company. Further, the Company will be eligible to receive royalties up to 15% of net sales in those territories.

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

The Ora Agreement includes the right to sublicense any or all of the licensed rights, subject to the Company’s approval. Ora shall pay the Company 15% of all up-front licensing payments and any other payment allocated to or received by Ora pursuant to any sublicense agreement granted by Ora under this agreement; provided that such payment is not a royalty on net sales and not a development or commercial milestone already due to Achillion. In December 2012, Ora entered into a sublicense agreement with Taejoon Pharmaceutical Co. for the development of ACH-702.

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

Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; or

Level 3: Unobservable inputs.

The fair value of the Company’s marketable securities of $168,935 and $58,892 as of June 30, 2013 and December 31, 2012, respectively, is valued based on level 2 inputs. The Company’s investments consist mainly of U.S. government and agency securities, government sponsored bond obligations and certain other corporate debt securities. Fair value is determined by taking into consideration valuations obtained from third-party pricing services. The third-party pricing services utilize industry standard valuation models, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; issuer credit spreads; benchmark securities; and other observable inputs. The Company has assessed these as level 2 within the fair value hierarchy of ASC 820. The Company classifies its entire investment portfolio as available for sale as defined in ASC 320, Debt and Equity Securities. Securities are carried at fair value with the unrealized gains (losses) reported as a separate component of stockholders’ equity within accumulated other comprehensive income.

The unrealized (loss) gain from marketable securities was $(141) and $19 at June 30, 2013 and December 31, 2012, respectively.

As of June 30, 2013 and December 31, 2012, none of the Company’s investments were determined to be other than temporarily impaired.

The following table summarizes the Company’s investments:

	June 30, 2013				December 31, 2012
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Commercial Paper	$42,633	$55	—	$42,688	$30,462	$29	—	$30,491
Corporate Debt Securities	121,944	—	(191)	121,753	26,912	—	(11)	26,901
Government and Agency Securities	4,499	—	(5)	4,494	1,499	1	—	1,500

Total	$169,076	$55	(196)	$168,935	$58,873	$30	(11)	$58,892

8. Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2013	December 31, 2012
Accrued compensation	$1,375	$507
Accrued research and development expenses	4,756	3,280
Accrued professional fees	553	426
Other accrued expenses	248	297

Total	$6,932	$4,510

Accrued research and development expenses are comprised of amounts owed to third-party contract research organizations, clinical investigators, laboratories and data managers for research and development work performed on behalf of the Company.

9. Debt

Debt consists of the following:

	June 30, 2013	December 31, 2012
2011 Credit Facility, payable in monthly installments through March 2015, with fixed interest of 6.44% to 6.79% per annum	$525	$697

Total debt	525	697
Less: current portion	(361)	(350)

Total long-term debt, net of current portion	$164	$347

In March 2011, the Company entered into a Master Security Agreement for a $2,000 Capital Expenditure Line of Credit (the “2011 Credit Facility”) with Webster Bank. Under the 2011 Credit Facility, the Company could draw down equipment loan advances for the purchase of new laboratory equipment through March 2013. The purchased laboratory equipment serves as collateral for the 2011 Credit Facility. The Company drew down a total of $1,047 under the 2011 Credit Facility.

The fair value for this debt would be classified as a level 2 measurement due to the use of inputs based on similar liabilities in the market. At this time, the carrying value approximates fair value.

10. Stock Based Compensation

The Company’s 2006 Stock Incentive Plan, or the 2006 Plan, is administered by the Company’s Board of Directors and provides for the grant of incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights and other stock-based awards. The Company’s officers, employees, consultants, advisors and directors are eligible to receive awards under the 2006 Plan; however, incentive stock options may only be granted to employees. Options granted are exercisable for a period determined by the Company, but in no event longer than ten years from the date of the grant. Options generally vest ratably over four years. There were 4,799 shares available to be granted under the 2006 Plan as of June 30, 2013.

A summary of the status of the Company’s stock option activity for the six months ended June 30, 2013 is presented in the table and narrative below:

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2013	7,112	$5.56
Granted	910	7.59
Exercised	(100)	2.99
Forfeited	(20)	5.46
Cancelled	—	—

Outstanding at June 30, 2013	7,902	$5.83

Options exercisable at June 30, 2013	4,067	$4.72

Weighted-average fair value of options granted during the period		$4.00

The Company utilizes the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of assumptions which determine the fair value of the stock-based awards. The assumptions used to value options granted are as follows:

	For the Six Months Ended
	June 30, 2013	June 30, 2012
Expected term of option	5.0 - 6.1 years	5.0 - 6.1 years
Expected volatility	87 - 88%	88%
Risk free interest rate	1.01 - 1.69%	0.92 - 1.33%
Expected dividend yield	0%	0%

Total compensation expense recorded in the accompanying statements of operations associated with option grants made to employees was $2,978 and $1,602 for the six months ended June 30, 2013 and 2012, respectively. The Company recorded no tax benefit related to these options since the Company currently maintains a full valuation allowance on its deferred tax assets.

As of June 30, 2013, the intrinsic value of the options outstanding was $21,696, of which $16,425 related to vested options and $5,271 related to unvested options. The intrinsic value of stock options is calculated based on the difference between the exercise prices of the underlying common stock and the quoted stock price of the Company’s common stock as of the reporting date.

As of June 30, 2013, the total compensation cost related to unvested options not yet recognized in the financial statements is approximately $16,008, net of estimated forfeitures, and the weighted average period over which this amount is expected to be recognized is 1.6 years.

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

12. Stockholders’ Equity

Changes in stockholders’ equity for the six months ended June 30, 2013 and 2012 were as follows:

	For the Six Months Ended June 30,
	2013	2012
Balance at December 31, 2012 and 2011	$72,047	$70,968
Net loss	(31,678)	(20,668)
Stock based compensation	3,087	1,735
Exercise of stock options	298	1,237
Change in unrealized loss on marketable securities	(160)	32
Issuance of common stock	133,211	—
Issuance of common stock under the Employee Stock Purchase Plan	105	88

Balance at June 30, 2013 and 2012	$176,910	$53,392

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

Overview

We are a biopharmaceutical company that was established to discover, develop and commercialize innovative treatments for infectious diseases. Within the anti-infective market, we are currently concentrating on the development of antivirals for the treatment of chronic hepatitis C viral infection, or HCV. We are currently focusing our efforts on developing the following four drug candidates which we intend to study in combination with each other and/or potentially in combination with compounds owned by others:

•	Sovaprevir, a NS3 protease inhibitor being investigated for the treatment of HCV, currently in phase II clinical development;

•	ACH-3102, a NS5A inhibitor being investigated for the treatment of HCV, currently in phase II clinical development;

•	ACH-2684, a NS3 protease inhibitor being investigated for the treatment of HCV, which recently completed phase I clinical development.

•	ACH-3422, a nucleotide NS5B polymerase inhibitor, currently being tested in investigational new drug, or IND, application- enabling preclinical studies.

We are currently conducting an international Phase II clinical trial with sovaprevir and ACH-3102 for the treatment of genotype 1 HCV. The trial will evaluate an all-oral 12-week interferon-free regimen consisting of sovaprevir, ACH-3102, and ribavirin in patients with chronic HCV who have not received prior therapy. We are also conducting IND-enabling preclinical studies for ACH-3422.

In June 2013, the U.S. Food and Drug Administration, or FDA, placed a clinical hold on sovaprevir after elevations in liver enzymes were noted in a phase I healthy subject drug-drug interaction (DDI) study evaluating the effects of concomitant administration of sovaprevir with ritonavir-boosted atazanavir. The FDA has allowed continued enrollment and treatment of patients in the phase II -007 clinical trial evaluating 12-weeks of sovaprevir in combination with ACH-3102 and ribavirin for patients with treatment-naive genotype 1 HCV. In order to resolve the clinical hold, the FDA has asked for study reports from two drug-drug interaction studies, an integrated safety analysis of on-going sovaprevir trials, and future development plans and protocols, each of which we expect to provide to the FDA in August 2013. For a further discussion of this clinical hold, see “Financial Operations Overview – Research and Development.”

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

We have devoted and are continuing to devote substantially all of our efforts toward product research and development. We have incurred losses of $341 million from inception through June 30, 2013 and had an accumulated deficit of $354 million at June 30, 2013, which includes preferred stock dividends recognized until our initial public offering in 2006. Our net losses were $31.7 million and $20.7 million for the six months ended June 30, 2013 and 2012, respectively.

We have funded our operations primarily through proceeds from the sale of equity securities, including our initial public offering in October 2006, private placements of our common stock in August 2008 and August 2010 and registered offerings of our common stock in January 2010, June 2011, August 2012 and February 2013.

•

In February 2013, we issued 16,894,410 shares of our common stock in an underwritten public offering, including the underwriter’s exercise of an over-allotment option. We received net proceeds of $133.2 million.

•	In August 2012, we issued 6,367,853 shares of our common stock in a registered direct offering with funds managed by QVT Financial LP. We received net proceeds of $41.7 million.

•

In June 2011, we issued 11,040,000 shares of our common stock in an underwritten public offering, including the underwriters’ exercise of an over-allotment option. We received net proceeds of $60.9 million.

•

In August 2010, we issued 19,775,101 shares of our common stock and warrants to purchase 6,921,286 shares of common stock in a private placement to institutional and other accredited investors. We received net proceeds of $49.9 million.

•

In January 2010, we issued 10,275,000 shares of our common stock in an underwritten public offering. In February 2010, we issued an additional 1,541,250 shares of common stock in connection with the underwriters’ exercise of an over-allotment option. We received net proceeds of $22.6 million.

We expect to incur substantial and increasing losses for at least the next several years as we seek to:

•	continue clinical testing of sovaprevir, ACH-3102 and ACH-2684;

•	continue IND-enabling preclinical studies and initiate clinical testing of ACH-3422; and

•	identify and progress additional drug candidates.

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

Financial Operations Overview

Revenue

To date, we have not generated revenue from the sale of any drugs. The majority of our revenue recognized to date has been derived from our former collaboration with Gilead to develop compounds for use in treating HCV, which was terminated in February 2012.

During the six months ended June 30, 2013 and 2012 we recognized $0 and $2.5 million, respectively, under this collaboration agreement. Revenue recognized during the six months ended June 30, 2012 consisted of recognition of the remaining deferred revenue related to this former collaboration, as effective with the termination of the collaboration we no longer had any future obligations under the collaboration.

Research and Development

Our research and development expenses reflect costs incurred for our proprietary research and development projects. These costs consist primarily of salaries and benefits for our research and development personnel, costs of services by clinical research organizations, other outsourced research, materials used during research and development activities, facility-related costs such as rent and utilities associated with our laboratory and clinical development space and operating supplies.

Within the anti-infective market, we are concentrating on the development of antivirals for the treatment of HCV. Currently, we are developing our lead clinical-stage drug candidates for the treatment of HCV, including sovaprevir and ACH-3102, each currently in phase II clinical development, and ACH-2684, which recently completed a phase I clinical trial and ACH-3422, which is currently in IND-enabling preclinical studies. In the near term, we intend to focus our efforts on (i) completing clinical development of a combination regimen including sovaprevir and ACH-3102, with and without ribavirin, (ii) continuing non-therapeutic studies of sovaprevir and ACH-3102 (iii) continuing IND-enabling preclinical studies for ACH-3422 and (iv) exploring potential development of our drug candidates with other drug developers under cooperative or other study arrangements.

In addition, we have established a pipeline of certain antibacterial product candidates for which we have or are seeking appropriate collaborative partners, but to which we are not devoting significant resources at this time. We have also developed and out- licensed certain development and commercialization rights to elvucitabine, for the treatment of both Hepatitis B, or HBV, and human immunodeficiency virus, or HIV.

We have established our current HCV drug candidate pipeline entirely through our internal discovery capabilities. Through these efforts we have identified and are developing the following portfolio of drug candidates which we intend to study in combination with each other and/or potentially in combination with compounds owned by others:

•

Sovaprevir, a NS3 Protease Inhibitor. During the second quarter of 2013, we initiated a randomized, double-blind phase II clinical trial that will evaluate a 12 week treatment consisting of sovaprevir and our NS5A inhibitor, ACH-3102, with ribavirin for the treatment of genotype 1 HCV (the -007 trial) and we expect initial RVR data to be available in the third quarter of 2013 and SVR data to be available in the fourth quarter of 2013. In prior clinical trials, we completed a phase IIa clinical trial conducted in both the United States and Europe to assess sovaprevir’s safety, tolerability, pharmacokinetic properties and efficacy when dosed with pegylated interferon and ribavirin (P/R) in treatment-naïve, genotype 1 HCV-infected subjects. In this trial, sovaprevir was demonstrated to achieve a complete early virologic response, or cEVR, after twelve weeks of dosing, in 94% to 100% of patients. Mean viral load, a measurement of the amount of virus in the blood stream, was reduced in HCV-infected patients by 4.56 log10 to 5.08 log10, or reduction of over 99.9% of the virus. Sovaprevir continued to be safe and well-tolerated with no significant drug-related adverse events. Liver enzyme elevations were observed with higher doses of sovaprevir, were transient, and returned to baseline while on treatment. In addition, sustained virologic response twelve weeks (SVR12) after the completion of therapy was achieved in 77% to 85% of patients after completion of 24 weeks of therapy (12 weeks of sovaprevir plus P/R, followed by 12 weeks of P/R). Mutations commonly associated with protease inhibitor therapy including mutations at R155, A156 and D168 were not observed with sovaprevir treatment. Sovaprevir has been granted Fast Track status by the United States Food and Drug Administration, or FDA.

In June 2013, we received notice from the FDA that a clinical hold has been placed on sovaprevir after elevations in liver enzymes were noted in a Phase 1 healthy subject DDI study evaluating the effects of concomitant administration of sovaprevir with ritonavir-boosted atazanavir. The FDA has allowed continued enrollment and treatment of patients in the phase II -007 clinical trial evaluating 12-weeks of sovaprevir in combination with ACH-3102 and ribavirin for patients with treatment-naive genotype 1 HCV. In a Phase 1 drug-drug interaction study, we were evaluating the effects of concomitant administration of sovaprevir with ritonavir-boosted atazanavir. While conducting this study, we detected unanticipated elevations in ALT liver enzymes (grade 3 or 4) in multiple subjects, although none of these met the criteria for a serious adverse event (SAE). We voluntarily stopped further dosing in the DDI study and promptly notified the FDA of these findings. Preliminary pharmacokinetic results indicate a metabolic interaction whereby plasma concentrations of sovaprevir were substantially increased upon co-administration. Such ALT elevations have not been seen in the 12-week combination -007 trial, the 12-week combination -005 trial with ACH-3102 and ribavirin, or in any other drug-drug interaction studies completed with sovaprevir to date. With the preliminary draft data on hand at the time of notification, the FDA placed sovaprevir on clinical hold. In order to resolve the clinical hold, the FDA has asked for study reports from two drug-drug interaction studies, an integrated safety analysis of on-going sovaprevir trials, and future development plans and protocols, each of which we expect to provide to the FDA in August 2013.

•

ACH-3102, a NS5A Inhibitor. We have completed a proof-of-concept clinical trial of our second-generation, pan-genotypic NS5A inhibitor, ACH-3102, and we are currently studying the drug candidate in a blinded study in combination with sovaprevir, our protease inhibitor, and ribavirin. This trial was initiated in the second quarter of 2013 and we expect initial RVR data to be available in the third quarter of 2013. In phase Ia safety and pharmacokinetic studies, more than 70 healthy volunteers received either a single ascending dose of ACH-3102, or 14 days of once-daily ACH-3102. Data from both the single and multiple ascending dose groups demonstrated that ACH-3102 was well tolerated with no serious adverse events. In phase Ib, ACH-3102 demonstrated proof-of-concept efficacy results after a single dose of ACH-3102 in patients with genotype 1a HCV. In all, 12 patients were treated with a single dose of either 50 mg, 150 mg, or 300 mg of ACH-3102, with a mean maximum decline in HCV RNA of 3.78, 3.52, and 3.93 log10 achieved, respectively. In phase II, we studied ACH-3102 in an open-label phase IIa pilot trial evaluating 12-weeks of once-daily ACH-3102 in combination with ribavirin for the treatment of HCV genotype 1b. Results from that trial revealed that 75% of patients (6 of 8) who had completed 4 weeks of therapy achieved rapid virologic response, or RVR, meaning undetectable levels of virus at 4 weeks of therapy, and 75% of patients (6 of 8) achieved undetectable levels of virus at end of treatment, or ETR. Further, 63% of patients (5 of 8) receiving 12 weeks of therapy demonstrated undetectable levels of HCV 4 weeks after cessation of therapy, or SVR4. We expect that final data will be available at a future medical meeting. ACH-3102 has been granted Fast Track status by the FDA.

•

ACH-2684, a NS3 Protease Inhibitor. ACH-2684 has most recently completed phase Ib proof-of-concept clinical studies, including three segments: once-daily dosing in genotype 1, twice-daily dosing in patients with genotype 3 and once-daily dosing in patients with cirrhosis. Once-daily doses of 400mg of ACH-2684 reduced viral load by a mean maximum 3.73 log10 in patients with HCV genotype 1. In addition, twice daily doses of 400mg of ACH-2684 reduced viral load by a maximal 2.03 log10 in patients with HCV genotype 3. Lastly, once-daily doses of 400mg administered for three days to HCV patients with cirrhosis achieved a mean maximum 3.67 log10 reduction in HCV viral load, similar to the antiviral activity achieved in non-cirrhotic genotype 1 HCV patients receiving the same dose of ACH-2684. ACH-2684 demonstrated good safety and tolerability in these phase Ib clinical studies, as well as in phase Ia studies in healthy volunteers. Our current strategic plan includes the combination development of ACH-2684 with ACH-3102 in a 12-week combination clinical study. We also remain interested in combining ACH-2684 with other compounds under cooperative study arrangements.

•

ACH-3422, a NS5B Nucleotide Polymerase Inhibitor. ACH-3422 is a small molecule, nucleotide prodrug inhibitor of HCV NS5B polymerase. In vitro, ACH-3422 has demonstrated excellent potency, with activity demonstrated across all genotypes of HCV and an EC50 of approximately 50 to 65 nanomolar against genotype 1 HCV. To date, we have completed 14-day safety studies in animals, where no significant findings were noted at the highest dose tested. ACH-3422 appears to have high oral bioavailability, rapid uptake and conversion of the prodrug into the monophosphate within the liver, and a pharmacokinetic profile supportive of once-daily dosing. We have initiated manufacturing and IND-enabling preclinical studies for ACH-3422 and plan to file an IND with the FDA in the first quarter of 2014.

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

All costs associated with internal research and development, and research and development services for which we have externally contracted, are expensed as incurred. The costs of obtaining patents for our drug candidates are expensed as incurred as indirect costs.

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Clinical candidate direct external costs:
Sovaprevir (and related compounds)	$4,503	$4,846
ACH-3102 (and related compounds)	4,861	4,339
Sovaprevir/ACH-3102 combination trials	7,431	—
ACH-2684 (and related compounds)	629	1,417
ACH-3422 (and related compounds)	223	—
ACH-2928 (and related compounds)	4	522
Other	270	570

	17,921	11,694
Direct internal personnel costs	5,620	4,723

Sub-total direct costs	23,541	16,417
Indirect costs and overhead	1,837	1,607
Research and development tax credit	(90)	(103)

Total research and development	$25,288	$17,921

We are currently conducting phase II clinical trials of sovaprevir and ACH-3102, as well as IND-enabling preclinical studies of ACH-3422.

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

Critical Accounting Standards and Estimates

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2012. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a significant impact on our financial results. During the first six months of 2013, there were no significant changes in our estimates and critical accounting policies.

Results of Operations

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2012. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a significant impact on our financial results. During the first six months of 2013, there were no significant changes in our estimates and critical accounting policies.

Comparison of Three and Six Months Ended June 30, 2013 and 2012

Revenue. We recognized no revenue for the three months ended June 30, 2013 or 2012, and $0 and $2.5 million for the six months ended June 30, 2013 and 2012, respectively. Revenue recognized during the six months ended June 30, 2012 consisted of amounts derived from our former collaboration with Gilead. During this period, effective with the termination of the collaboration, we recognized the remaining $2.5 million of deferred revenue as we no longer had any future obligations under the collaboration.

Research and Development Expenses. Research and development expenses were $16.6 million and $9.0 million for the three months ended June 30, 2013 and 2012, respectively, and $25.3 million and $17.9 million for the six months ended June 30, 2013 and 2012, respectively. The increase for the three and six months ended June 30, 2013 was primarily due to increased costs related to combination clinical trials and drug interaction studies of sovaprevir and ACH-3102 as well as increased consulting fees. Personnel costs and non-cash charges related to stock based compensation also increased primarily due to the addition of personnel in our development group. These amounts were partially offset by decreased clinical trial expenses related to ACH-2684 and ACH-2928. We expect research and development expenses to increase moderately during the remainder of the year, as we continue clinical testing of sovaprevir and ACH-3102 and complete IND-enabling studies of ACH-3422. Research and development expenses for the three and six months ended June 30, 2013 and 2012 are comprised as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	Change	% Change	2013	2012	Change	% Change
Personnel costs	$2,300	$2,160	$140	6%	$4,580	$4,105	$475	12%
Stock based compensation	481	233	248	106%	1,040	618	422	68%
Outsourced research and supplies	12,488	5,636	6,852	122%	17,148	11,071	6,077	55%
Professional and consulting fees	707	382	325	85%	1,405	1,093	312	29%
Facilities costs	484	513	(29)	(6%)	1,007	1,005	2	—
Travel and other costs	153	88	65	74%	198	132	66	50%
Research and development tax credit	(45)	(33)	(12)	36%	(90)	(103)	13	(13%)

Total	$16,568	$8,979	$7,589	85%	$25,288	$17,921	7,367	41%

General and Administrative Expenses. General and administrative expenses were $3.5 million and $2.6 million for the three months ended June 30, 2013 and 2012, respectively, and $6.6 million and $5.3 million for the six months ended June 30, 2013 and 2012, respectively. The increase for the three and six months ended June 30, 2013 was primarily due to an increase in non-cash charges related to stock based compensation as a result of option grants made at 2012 year end. We expect that general and administrative expenses will be consistent for the remainder of the year. General and administrative expenses for the three and six months ended June 30, 2013 and 2012 are comprised as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	Change	% Change	2013	2012	Change	% Change
Personnel costs	$908	$708	$200	28%	$1,808	$1,549	$259	17%
Stock based compensation	1,183	582	601	103%	2,047	1,117	930	83%
Professional and consulting fees	847	762	85	11%	1,592	1,635	(43)	(3%)
Facilities costs	277	279	(2)	(1%)	562	494	68	14%
Travel and other costs	330	249	81	33%	610	523	87	17%

Total	$3,545	$2,580	$965	37%	$6,619	$5,318	$1,301	24%

Other Income (Expense). Interest income was $185,000 and $55,000 for the three months ended June 30, 2013 and 2012, respectively. The $130,000 or 236% increase was primarily due to increased average cash balances in 2013. Interest expense was $12,000 and $23,000 for the three months ended June 30, 2013 and 2012, respectively. The $11,000 or 48% decrease was primarily due to lower average debt facility balances outstanding in 2013.

Interest income was $263,000 and $119,000 for the six months ended June 30, 2013 and 2012, respectively. The $144,000 or 121% increase was primarily due to increased average cash balances in 2013. Interest expense was $34,000 and $37,000 for the six months ended June 30, 2013 and 2012, respectively. The $3,000 or 8% decrease was primarily due to higher average debt facility balances outstanding in 2012.

Liquidity and Capital Resources

Since our inception in August 1998, we have financed our operations primarily through proceeds from the sale of equity securities. Through June 30, 2013, we have received approximately $515.9 million in aggregate gross proceeds from stock issuances, including convertible preferred stock, our initial public offering in 2006, private placements of our common stock in 2008 and 2010 and registered offerings of our common stock in 2010, 2011, 2012 and 2013.

As of June 30, 2013, our debt balance due to borrowings was $525,000 with a weighted average interest rate of 6.54%.

We had $186.1 million and $77.4 million in cash, cash equivalents and marketable securities as of June 30, 2013 and December 31, 2012, respectively. We regularly review our investments and monitor the financial markets. As of June 30, 2013, our cash, cash equivalents and marketable securities consisted of high-quality financial instruments, primarily money market funds, government sponsored bond obligations and other corporate debt securities which we believe are subject to limited credit risk.

Cash used in operating activities was $26.4 million for the six months ended June 30, 2013 and was primarily attributable to our $31.7 million net loss combined with $3.1 million in premiums paid on the purchase of marketable securities, primarily offset by non-cash stock based compensation and increases in accounts payable and accrued expenses. Cash used in operating activities was $21.2 million for the six months ended June 30, 2012 and was primarily attributable to our $20.7 million net loss combined with a decrease in deferred revenue and an increase in prepaid expenses. This was partially offset by non-cash stock based compensation, combined with an increase in accrued expenses.

Cash used in investing activities was $108.3 million for the six months ended June 30, 2013 and was primarily attributable $144.9 million in purchases of marketable securities, partially offset by maturities of marketable securities. Cash provided by investing activities was $21.5 million for the six months ended June 30, 2012 and was primarily attributable to the maturities of marketable securities offset by purchases of marketable securities.

Cash provided by financing activities was $133.4 million for the six months ended June 30, 2013 and was primarily attributable to $133.2 million in net proceeds from our public offering in February 2013. Cash provided by financing activities was $1.8 million for the six months ended June 30, 2012 and was primarily attributable to proceeds from the exercise of stock options combined with borrowings from our credit facility.

We expect to incur continuing and increasing losses from operations for at least the next several years as we seek to:

•	continue clinical testing of sovaprevir, ACH-3102, and ACH-2684;

•	continue IND-enabling preclinical studies and initiate clinical testing of ACH-3422; and

•	identify and progress additional drug candidates.

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

We believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our projected operating requirements through at least June 30, 2014. However, our funding resources and requirements may change and will depend upon numerous factors, including but not limited to:

•

the costs involved in the clinical development, manufacturing and formulation of sovaprevir, ACH-3102, ACH-2684, and ACH-3422, including additional studies, if any, that may be required to resolve the clinical hold on sovaprevir;

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective, at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a–15(d) and 15d–15(d) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have invested a significant portion of our efforts and financial resources in the development of our candidates for the treatment of HCV, including our protease inhibitors, sovaprevir and ACH-2684, our NS5A inhibitor, ACH-3102 and our nucleotide polymerase inhibitor, ACH-3422. Our ability to generate revenues will depend heavily on the successful development and commercialization of these drug candidates. The development and commercial success of these drug candidates will depend on several factors, including the following:

•	our ability to provide acceptable evidence of the safety and efficacy of these drug candidates in current and future clinical trials;

•	our ability to provide acceptable evidence of the ability of our drug candidates to be dosed safely in combination with other drugs and/or drug candidates, both ours and others;

•	our ability to favorably resolve the FDA’s clinical hold on sovaprevir;

•	our ability to develop drug formulations that will deliver the appropriate drug exposures in longer term clinical trials;

•	our ability to obtain patent protection for our drug candidates and freedom to operate under third party intellectual property;

•	receipt of marketing approvals from the FDA and similar foreign regulatory authorities;

•	establishing commercial manufacturing arrangements with third-party manufacturers;

•	launching commercial sales of successfully developed drugs, whether alone or in collaboration with others;

•	acceptance of drugs in the medical community and with third-party payors; and

•	our ability to identify, enter into and maintain collaboration arrangements with appropriate strategic partners for our drug candidates.

Positive results in preclinical studies of a drug candidate may not be predictive of similar results in human clinical trials, and promising results from early clinical trials of a drug candidate may not be replicated in later clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in early-stage development. Accordingly, the results from the preclinical studies or completed clinical trials for sovaprevir, ACH-3102, ACH-2684 or ACH-3422 may not be predictive of the results we may obtain in later stage trials.

We do not expect any of our drug candidates for the treatment of HCV to be commercially available for at least several years, if at all.

The U.S. FDA has placed sovaprevir on clinical hold after elevations in liver enzymes were noted in a Phase 1 healthy subject drug-drug interaction study evaluating the effects of concomitant administration of sovaprevir with ritonavir-boosted atazanavir. Our business may be adversely affected if the clincal hold cannot be timely resolved or if such regulatory concerns lead to more burdensome preclinical or clinical studies that cause significant delays in developing our drug candidates.

On June 28, 2013, the FDA placed a clinical hold on sovaprevir after elevations in liver enzymes were noted in a phase I healthy subject drug-drug interaction study evaluating the effects of concomitant administration of sovaprevir with ritonavir-boosted atazanavir. The FDA has allowed continued enrollment and treatment of patients in the phase II -007 clinical trial evaluating 12-weeks of sovaprevir in combination with ACH-3102 and ribavirin for patients with treatment-naive genotype 1 hepatitis C viral infection. In order to resolve the clinical hold, the FDA has asked for study reports from two drug-drug interaction studies, an integrated safety analysis of on-going sovaprevir trials, and future development plans and protocols, each of which we expect to provide to the FDA in the next several weeks. We cannot assure you that the FDA will lift the clinical hold and allow us to pursue further development of sovaprevir. If the FDA, upon receipt of these reports, fails to lift the clinical hold, or determines that we must discontinue enrollment and treatment of patients in the ongoing -007 clinical trial, our development timelines and our business would be adversely affected and our stock price would likely decline. Further, even if the FDA lifts the clinical hold, or if the FDA or other regulatory agencies continue to express safety concerns even after the hold is lifted, future preclinical or clinical studies involving sovaprevir or combination regimens which include sovaprevir, may be more burdensome or include additional preclinical or clinical endpoints that are difficult to meet. In such instance, our progress in the development of these drug candidates may be significantly slowed and the associated costs may be significantly increased, adversely affecting our business.

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

If approved, our protease inhibitors, sovaprevir and ACH-2684, and our NS5A inhibitor, ACH-3102, and our nucleotide polymerase inhibitor, ACH-3422, would compete with drugs currently approved for the treatment of HCV, i.e., the interferon-alpha-based products from Roche (Pegasys and Roferon-A) or Merck (Intron-A or Peg-Intron), the ribavirin-based products from Merck (Rebetrol), Roche (Copegus) and generic versions sold by various companies, as well as recently-approved protease inhibitors telaprevir by Vertex (Incivek) and boceprevir by Merck (Victrelis).

If approved, our drug candidates may also compete with all-oral treatments currently in development to treat HCV infection in multiple classes including protease inhibitors, polymerase inhibitors (nucleoside, nucleotide, and non-nucleoside), NS5A inhibitors and cyclophilin inhibitors. Competing drug candidates for the treatment of HCV, or combinations of drug candidates, are being developed by companies such as Abbvie, Astra-Zeneca, Boehringer Ingelheim, Bristol-Myers Squibb, Enanta, Gilead, GlaxoSmithKline, Idenix, Johnson & Johnson, Presidio, Medivir, Merck, Novartis, Pfizer, Roche, Valeant and Vertex.

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

We have incurred significant losses since our inception in August 1998. As of June 30, 2013, our accumulated deficit was approximately $354 million. We have not generated any revenue from the sale of drug candidates to date. We expect that our annual operating losses will increase over the next several years as we expand our research, development and commercialization efforts.

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

We believe that our existing cash, cash equivalents and marketable securities will be sufficient to support our current operating plan through at least June 30, 2014. Our operating plan may change as a result of many factors, including:

•

the costs involved in the clinical development, manufacturing and formulation of our protease inhibitors, sovaprevir and ACH-2684, our NS5A inhibitor, ACH-3102, and our nucleotide polymerase inhibitor, ACH-3422, including additional studies, if any, that may be required to resolve the clinical hold on sovaprevir;

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

If our operating plan changes, we may need additional funds sooner than planned. Such additional financing may not be available when we need it or may not be available on terms that are favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. If adequate funds are not available to us on a timely basis, or at all, we may be required to terminate or delay preclinical studies, clinical trials or other development activities for one or more of our drug candidates. We may seek additional financing through a combination of private and public equity offerings, debt financings and collaboration, strategic alliance and licensing arrangements. For example, in November 2012 we entered into an agreement with Cantor Fitzgerald & Co., or Cantor, pursuant to which, from time to time, we may offer and sell up to $50,000,000 of shares of our common stock “at the market” through Cantor pursuant to a universal shelf registration statement. To the extent that we raise additional capital through the sale of equity or convertible debt securities, ownership interest will be diluted, and the terms may include adverse liquidation or other preferences that adversely affect stockholders’ rights. Since August 2008, we have issued an aggregate of 76,608,269 shares of our common stock in two private placements and four registered offerings as well as warrants to purchase an aggregate of 13,279,028 shares of our common stock. As of June 30, 2013, we have 5,347,796 warrants outstanding. These financings substantially diluted our existing stockholders.

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

We depend upon our senior management and scientific staff for our business success, particularly Dr. Milind Deshpande, our president and chief executive officer. All of our employment agreements with our senior management employees are terminable without notice by the employee. The loss of the service of any of the key members of our senior management may significantly delay or prevent the achievement of drug development and other business objectives. Our ability to attract and retain qualified personnel, consultants and advisors is critical to our success. We face intense competition for qualified individuals from numerous pharmaceutical and biotechnology companies, universities, governmental entities and other research institutions. We may be unable to attract and retain these individuals, and our failure to do so would adversely affect our business.

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

Our drug candidates are subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, safety, efficacy, record keeping, labeling, marketing and distribution of drugs. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process are required in the United States and in many foreign jurisdictions prior to the commercial sale of our drug candidates. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. It is possible that none of the drug candidates we are developing will obtain marketing approval. In connection with the clinical trials for sovaprevir, ACH-3102, ACH-2684, ACH-3422, and any other drug candidate we may seek to develop in the future, we face risks that:

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

Any delay in obtaining or failure to obtain required approvals could materially adversely affect our ability to progress the development of a drug candidate and to generate revenues from that drug candidate. For example, in June 2013, the FDA placed a clinical hold on sovaprevir and we do not know whether or when the FDA will lift such clinical hold. Any regulatory approval to market a product may be subject to limitations on the indicated uses for which we may market the product and affect reimbursement by third-party payors. These limitations may limit the size of the market for the product. We are also subject to numerous foreign regulatory requirements governing the conduct of clinical trials, manufacturing and marketing authorization, pricing and third-party reimbursement. The foreign regulatory approval process includes all of the risks associated with FDA approval described above as well as risks attributable to the satisfaction of foreign regulations. Approval by the FDA does not ensure approval by regulatory authorities outside the United States. Foreign jurisdictions may have different approval procedures than those required by the FDA and may impose additional testing requirements for our drug candidates.

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

We, the FDA or other applicable regulatory authorities may suspend clinical trials of a drug candidate at any time if we or they believe the subjects or patients participating in such clinical trials are being exposed to unacceptable health risks or for other reasons. For example, on June 28, 2013, the FDA placed a clinical hold on sovaprevir after elevations in liver enzymes were noted in a phase I healthy subject drug-drug interaction study evaluating the effects of concomitant administration of sovaprevir with ritonavir-boosted atazanavir. We are currently in the process of seeking to resolve the hold. However, if the FDA fails to lift the hold or continues to express safety concerns our business and development timelines may be adversely affected. Additionally, when we advanced sovaprevir into longer term clinical trials in phase II, we established predetermined stopping rules, as well as a Data Safety Monitoring Board (DSMB) in order to monitor and ensure patient safety. Any interruption of these clinical trials, whether as a result of one of our drug candidates, or of co-administration of a concomitant anti-HCV agent, or of administrative review delays on the part of the DSMB or FDA, could cause delays in our drug development.

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

Even if sovaprevir, ACH-3102, ACH-2684, ACH-3422 or any other drug candidates we may develop or acquire in the future obtain regulatory approval, they may not gain market acceptance among physicians, health care payors, patients and the medical community. Factors that we believe could materially affect market acceptance of our product candidates include:

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

In connection with capital raising activities, we may be required to dilute our existing stockholders substantially. For example, since August 2008, we have issued an aggregate of 76,608,269 shares of our common stock in private and registered offerings, as well as warrants to purchase an aggregate of 13,279,028 shares of our common stock. As of June 30, 2013, we have 5,347,796 warrants outstanding. All of the shares of common stock we issued, as well as those shares issuable upon exercise of the warrants, are freely tradable pursuant to effective registration statements, making such shares available for immediate resale in the public market. In November 2012, we entered into a sales agreement with Cantor pursuant to which, from time to time, we may offer and sell shares of our common stock having an aggregate offering price of up to $50,000,000 through Cantor pursuant to a universal shelf registration statement that we filed in November 2012. Sales of our common stock, if any, under the agreement with Cantor may be made in sales deemed to be “at-the-market” equity offerings as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act, including sales made directly on or through the NASDAQ Global Select Market, the existing trading market for our common stock, sales made to or through a market maker other than on an exchange or otherwise, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, and/or any other method permitted by law, including in privately negotiated transactions. Sales of substantial amounts of shares of our common stock or other securities could lower the market price of our common stock.

Our stock price is likely to be volatile, and the market price of our common stock may decline in value in the future.

The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future. During the period from January 1, 2009 to June 30, 2013, our stock price has ranged from a low of $0.70 to a high of $12.95. Market prices for securities of early stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the results of our clinical trials of our protease inhibitors, sovaprevir and ACH-2684, our NS5A inhibitor, ACH-3102, and our nucleotide polymerase inhibitor, ACH-3422;

•	the results of clinical trials conducted by others on drugs that would compete with our drug candidates;

•	the announcements of those data, particularly at high profile medical meetings, and the investment community’s perception of and reaction to those data;

•	the ability of our drug candidates to be dosed safely in combination with other drugs and/or drug candidates, both ours and others;

•	the entry into, modification of, or termination of key agreements, or any new collaboration agreement we may enter;

•	market expectations about the timeliness of our entry into, or failure to enter, collaboration arrangements with third parties;

•	the entry by a potential third-party collaborator into an alliance with a competitor, or the entry by any other HCV drug developer into an alliance that may be perceived as competitive to us;

•	the continued industry consolidation of pharmaceutical companies developing HCV drug therapies, or the acquisition of any one of our HCV drug development competitors;

•	the premiums on other transactions and any significant increases or decreases of those premiums;

•	the results of regulatory reviews and actions relating to the approval of our drug candidates;

•	our failure to obtain patent protection for any of our drug candidates or the issuance of third party patents that cover our drug candidates;

•	the initiation of, material developments in, or conclusion of litigation to enforce or defend any of our intellectual property rights;

•	failure of any of our drug candidates, if approved, to achieve commercial success;

•	general and industry-specific economic conditions that may affect our business, financial condition and operations, including without limitation research and development expenditures;

•	the launch of drugs by others that would compete with our drug candidates;

•	the failure or discontinuation of any of our research programs;

•	issues in manufacturing our drug candidates or any approved products;

•	the introduction of technological innovations or new commercial products by us or our competitors;

•	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;

•	future sales of our common stock;

•	changes in the structure of health care payment systems;

•	period-to-period fluctuations in our financial results; and

•	low trading volume of our common stock.

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

ITEM 6.	EXHIBITS

10.1	Employment Agreement, dated May 6, 2013 between Achillion Pharmaceuticals, Inc. and David Apelian

10.2	Employment Agreement, dated May 28, 2013 between Achillion Pharmaceuticals, Inc. and Milind Deshpande

31.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*	Submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets at June 30, 2013 and December 31, 2012 (unaudited), (ii) Statements of Comprehensive Loss for the three and six months ended June 30, 2013 and 2012 (unaudited), (iii) Statements of Cash Flows for the six months ended June 30, 2013 and 2012 (unaudited), and (iv) Notes to Financial Statements (unaudited).

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

ACHILLION PHARMACEUTICALS, INC.

Date: August 7, 2013	/s/ Milind S. Deshpande
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2013	/s/ Mary Kay Fenton
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1	Employment Agreement, dated May 6, 2013 between Achillion Pharmaceuticals, Inc. and David Apelian

10.2	Employment Agreement, dated May 28, 2013 between Achillion Pharmaceuticals, Inc. and Milind Deshpande

31.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*	Submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets at June 30, 2013 and December 31, 2012 (unaudited), (ii) Statements of Comprehensive Loss for the three and six months ended June 30, 2013 and 2012 (unaudited), (iii) Statements of Cash Flows for the six months ended June 30, 2013 and 2012 (unaudited), and (iv) Notes to Financial Statements (unaudited).

In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.