Form 10-Q
period 2013-09-30
ACHILLION PHARMACEUTICALS INC
filed 2013-11-12
CIK 1070336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 1, 2013, the registrant had 96,675,513 shares of Common Stock, $0.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Achillion Pharmaceuticals, Inc.

Balance Sheets

(in thousands, except per share amounts)

(Unaudited)

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$25,630	$18,526
Marketable securities	114,138	46,884
Accounts and other receivables	36	277
Prepaid expenses and other current assets	2,129	2,180

Total current assets	141,933	67,867
Marketable securities	32,692	12,008
Fixed assets, net	1,205	1,247
Deferred financing costs	79	256
Restricted cash	152	152

Total assets	$176,061	$81,530

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,845	$4,276
Accrued expenses	6,367	4,510
Current portion of long-term debt	326	350

Total current liabilities	11,538	9,136
Long-term debt	110	347

Total liabilities	11,648	9,483

Commitments and contingencies

Stockholders’ Equity:
Common Stock, $.001 par value; 200,000 shares authorized: 96,669 and 79,626 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	97	80
Additional paid-in capital	532,631	394,675
Accumulated deficit	(368,324)	(322,727)
Accumulated other comprehensive (loss) income	9	19

Total stockholders’ equity	164,413	72,047

Total liabilities and stockholders’ equity	$176,061	$81,530

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Comprehensive Loss

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$—	$—	$—	$2,489

Operating expenses
Research and development	11,342	12,641	36,629	30,562
General and administrative	2,734	2,647	9,353	7,965

Total operating expenses	14,076	15,288	45,982	38,527

Loss from operations	(14,076)	(15,288)	(45,982)	(36,038)
Other income (expense)
Interest income	166	49	429	168
Interest expense	(9)	(16)	(44)	(53)

Net loss	(13,919)	(15,255)	(45,597)	(35,923)

Total comprehensive loss (Note 11)	(13,769)	(15,222)	(45,607)	(35,858)

Basic and diluted net loss per share (Note 5)	$(0.14)	$(0.20)	$(0.49)	$(0.50)

Weighted average number of shares used in computing basic and diluted net loss per share	96,648	74,647	93,066	72,099

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities
Net loss	$(45,597)	$(35,923)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	296	319
Non-cash stock based compensation	4,320	2,669
Premium on purchases of marketable securities	(3,243)	(622)
Amortization of premium on marketable securities	1,677	314
Changes in operating assets and liabilities:
Accounts and other receivables	241	(360)
Prepaid expenses and other assets	219	(867)
Accounts payable	569	1,071
Accrued expenses	1,857	2,541
Deferred revenue	—	(2,489)

Net cash used in operating activities	(39,661)	(33,347)

Cash flows from investing activities
Purchases of fixed assets	(245)	(628)
Purchases of marketable securities	(148,512)	(71,051)
Maturities of marketable securities	62,130	65,450

Net cash (used in) provided by investing activities	(86,627)	(6,229)

Cash flows from financing activities
Proceeds from sale of common stock, net of issuance costs	133,211	41,682
Proceeds from exercise of stock options	337	2,126
Proceeds from sale of common stock under Employee Stock Purchase Plan	105	88
Borrowings of debt	—	609
Repayments of debt	(261)	(198)

Net cash provided by financing activities	133,392	44,307

Net increase in cash and cash equivalents	7,104	4,731
Cash and cash equivalents, beginning of period	18,526	16,110

Cash and cash equivalents, end of period	$25,630	$20,841

Supplemental disclosure of cash flow information
Cash paid for interest	$36	$46
Supplemental disclosure of noncash financing activities
Cashless exercise of warrants	$47	$14,106

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

The Company incurred losses of $354,462 from inception through September 30, 2013 and had an accumulated deficit of $368,324 at September 30, 2013, which includes preferred stock dividends recognized until the Company’s initial public offering in 2006. The Company has funded its operations primarily through the sale of equity securities.

The Company believes that its existing cash, cash equivalents and marketable securities will be sufficient to support its current operating plan through at least September 30, 2014. However, the Company’s operating plan may change as a result of many factors, including but not limited to:

•

the costs involved in the clinical development, manufacturing and formulation of ACH-3102, ACH-2684, ACH-3422, and if the Food and Drug Administration’s, or FDA’s, clinical hold is removed, further clinical development of sovaprevir;

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

In June 2013, the FDA, placed a clinical hold on sovaprevir after elevations in liver enzymes were noted in a phase I healthy subject drug-drug interaction study evaluating the effects of concomitant administration of sovaprevir with ritonavir-boosted atazanavir. In accordance with the clinical hold, the FDA provided that no new clinical trials that included dosing with sovaprevir could be initiated, however, the FDA allowed continued enrollment and treatment of patients in the phase II -007 clinical trial evaluating 12-weeks of sovaprevir in combination with ACH-3102 and ribavirin for patients with treatment-naive genotype 1 HCV. In September 2013, after reviewing our response, the FDA stated that although all issues identified in the June 2013 letter had been addressed, it had concluded that the removal of the clinical hold was not warranted. The FDA requested, among other things, additional analysis to more fully characterize sovaprevir pharmacokinetics and the intrinsic and extrinsic factors that may lead to higher than anticipated exposures of sovaprevir or other potential toxicities in addition to the observed liver enzyme elevations. The FDA also requested the Company’s proposed plan for future clinical trials in combination with other directly-acting antivirals. At the request of the FDA, the Company plans to submit its proposed plan for analyzing the additional clinical, non-clinical and pharmacokinetic data requested before year-end, and if that analysis plan is approved by the FDA, submit a complete response during the first half of 2014.

2. Accounting Standards Updates

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This standard requires additional disclosures regarding the reporting of reclassifications out of accumulated other comprehensive income. This ASU is effective for reporting periods beginning after December 15, 2012. The Company evaluated this pronouncement effective January 1, 2013 and determined the further breakout of accumulated other comprehensive income is immaterial to the Company’s financial statements.

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

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and notes thereto. A discussion of the Company’s critical accounting policies and management estimates is described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part I, Item 2 of this quarterly report on Form 10-Q.

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

5. Earnings (Loss) Per Share (“EPS”)

Basic EPS is calculated in accordance with Accounting Standards Codification (“ASC”) 260, Earnings Per Share, by dividing net income or loss attributable to common stockholders by the weighted average common stock outstanding. Diluted EPS is calculated by adjusting weighted average common shares outstanding for the dilutive effect of common stock options and warrants. In periods in which a net loss is recorded, no effect is given to potentially dilutive securities, since the effect would be antidilutive. Securities that could potentially dilute basic EPS in the future were not included in the computation of diluted EPS because to do so would have been antidilutive. Potentially dilutive securities were as follows during the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Stock Options:
Weighted average number	7,809	5,807
Warrants:
Weighted average number	5,348	6,033

Potentially dilutive securities outstanding as of September 30, 2013 and 2012 are as follows:

	September 30,
	2013	2012
	(in thousands)
Stock Options	7,250	5,704
Warrants	5,338	5,369

Total potentially dilutive securities outstanding	12,588	11,073

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

Under the terms of the Agreement, GCAT, through a sublicense agreement with a Chinese joint venture, T&T Pharma Co., Ltd., has assumed all development and regulatory responsibility and associated costs for elvucitabine. The Company did not receive any payment upon entry into the agreement. Upon the first commercial sale of a licensed product, GCAT is obligated to pay $100 to the Company. Further, the Company will be eligible to receive royalties up to 15% of net sales in those territories.

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

Ora, Inc.

In October 2012, the Company entered into a license and development agreement (the “Ora Agreement”) with Ora, Inc. (“Ora”) for the worldwide development and commercialization of ACH-702 delivered topically or locally. The Ora Agreement was amended in April 2013. Under the terms of the Ora Agreement, Ora will assume development and regulatory responsibility and associated costs for ACH-702. Upon initiation of the agreement, the Company received a one-time license fee of $100, which was recognized as revenue upon the completion of the technology transfer by the Company. The Company is eligible to receive up to $4,000 in development milestones and up to $7,000 in commercialization milestones, in each case assuming specified objectives are achieved, as well as royalties up to 3.5% of net sales. The Company has no further obligations under the Ora Agreement.

The Ora Agreement includes the right to sublicense any or all of the licensed rights, subject to the Company’s approval. Ora has agreed to pay the Company 15% of all up-front licensing payments and any other payment allocated to or received by Ora pursuant to any sublicense agreement granted by Ora under this agreement; provided that such payment is not a royalty on net sales and not a development or commercial milestone already due to Achillion. In December 2012, Ora entered into a sublicense agreement with Taejoon Pharmaceutical Co. for the development of ACH-702.

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

7. Marketable Securities

The Company applies the provisions of ASC 820, Fair Value Measurements and Disclosures, for financial assets and liabilities measured on a recurring basis which requires disclosure that establishes a framework for measuring fair value and expands disclosures in the financial statements. The guidance requires that fair value measurements be classified and disclosed in one of the following three categories:

Level 1: Quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date;

Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; or

Level 3: Unobservable inputs.

The fair value of the Company’s marketable securities of $146,830 and $58,892 as of September 30, 2013 and December 31, 2012, respectively, is valued based on level 2 inputs. The Company’s investments consist mainly of corporate debt securities. Fair value is determined by taking into consideration valuations obtained from third-party pricing services. The third-party pricing services utilize industry standard valuation models, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities, and other observable inputs. The Company has assessed these as level 2 within the fair value hierarchy of ASC 820. The Company classifies its entire investment portfolio as available for sale as defined in ASC 320, Debt and Equity Securities. Securities are carried at fair value with the unrealized gains (losses) reported as a separate component of stockholders’ equity within accumulated other comprehensive income.

The unrealized gain (loss) from marketable securities was $9, $(141) and $19 at September 30, 2013, June 30, 2013 and December 31, 2012, respectively.

As of September 30, 2013 and December 31, 2012, none of the Company’s investments were determined to be other than temporarily impaired.

The following table summarizes the Company’s investments:

	September 30, 2013				December 31, 2012
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Commercial Paper	$34,667	$32	—	$34,699	$30,462	$29	—	$30,491
Corporate Debt Securities	109,154	—	(23)	109,131	26,912	—	(11)	26,901
Government and Agency Securities	3,000	—	—	3,000	1,499	1	—	1,500

Total	$146,821	$32	(23)	$146,830	$58,873	$30	(11)	$58,892

8. Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2013	December 31, 2012
Accrued compensation	$1,550	$507
Accrued research and development expenses	4,139	3,280
Accrued professional fees	325	426
Other accrued expenses	353	297

Total	$6,367	$4,510

Accrued research and development expenses are comprised of amounts owed to third-party contract research organizations, clinical investigators, laboratories and data managers for research and development work performed on behalf of the Company.

9. Debt

Debt consists of the following:

	September 30, 2013	December 31, 2012
2011 Credit Facility, payable in monthly installments through March 2015, with fixed interest of 6.44% to 6.79% per annum	$436	$697

Total debt	436	697
Less: current portion	(326)	(350)

Total long-term debt, net of current portion	$110	$347

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

10. Stock Based Compensation

The Company’s 2006 Stock Incentive Plan, or the 2006 Plan, is administered by the Company’s Board of Directors and provides for the grant of incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights and other stock-based awards. The Company’s officers, employees, consultants, advisors and directors are eligible to receive awards under the 2006 Plan; however, incentive stock options may only be granted to employees. Options granted are exercisable for a period determined by the Company, but in no event longer than ten years from the date of the grant. Options generally vest ratably over four years. There were 5,423 shares available to be granted under the 2006 Plan as of September 30, 2013.

A summary of the status of the Company’s stock option activity for the nine months ended September 30, 2013 is presented in the table and narrative below:

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2013	7,112	$5.56
Granted	913	7.59
Exercised	(128)	2.64
Forfeited	(646)	6.81
Cancelled	(1)	6.72

Outstanding at September 30, 2013	7,250	$5.75

Options exercisable at September 30, 2013	4,298	$4.73

Weighted-average fair value of options granted during the period		$5.56

The Company utilizes the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of assumptions which determine the fair value of the stock-based awards. The assumptions used to value options granted are as follows:

For the Nine Months Ended
	September 30, 2013	September 30, 2012
Expected term of option	5.0 - 6.1 years	5.0 - 6.1 years
Expected volatility	87 - 94%	88 - 90%
Risk free interest rate	1.01 - 1.71%	0.83 - 1.33%
Expected dividend yield	0%	0%

Total compensation expense recorded in the accompanying statements of operations associated with option grants made to employees was $1,185 and $847 for the three months ended September 30, 2013 and 2012, respectively. Total compensation expense recorded in the accompanying statements of operations associated with option grants made to employees was $4,163 and $2,450 for the nine months ended September 30, 2013 and 2012, respectively. The Company recorded no tax benefit related to these options since the Company currently maintains a full valuation allowance on its deferred tax assets.

As of September 30, 2013, the intrinsic value of the options outstanding was $1,169, of which $1,167 related to vested options and $2 related to unvested options. The intrinsic value of stock options is calculated based on the difference between the exercise prices of the underlying common stock and the quoted stock price of the Company’s common stock as of the reporting date.

As of September 30, 2013, the total compensation cost related to unvested options not yet recognized in the financial statements is approximately $12,153, net of estimated forfeitures, and the weighted average period over which this amount is expected to be recognized is 1.6 years.

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

12. Stockholders’ Equity

Changes in stockholders’ equity for the nine months ended September 30, 2013 and 2012 were as follows:

	For the Nine Months Ended September 30,
	2013	2012
Balance at December 31, 2012 and 2011	$72,047	$70,968
Net loss	(45,597)	(35,923)
Stock based compensation	4,320	2,669
Exercise of stock options	337	2,126
Change in unrealized (loss)/gain on marketable securities	(10)	65
Issuance of common stock	133,211	41,682
Issuance of common stock under the Employee Stock Purchase Plan	105	88

Balance at September 30, 2013 and 2012	$164,413	$81,675

13. Commitments and Contingencies

The Company is a defendant in purported class action lawsuits filed in October 2013 in the United States District Court for the District of Connecticut. The complaints allege violation of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The Company believes that it has meritorious defenses to each of the claims in these lawsuits, will deny liability, and intends to vigorously defend the lawsuits. There can be no assurance, however, that the Company will be successful, and an adverse resolution of a lawsuit could have a material adverse effect on the Company’s consolidated financial position and results of operations in the period in which the lawsuit is resolved. The Company is presently unable to predict the outcome of these lawsuits or to reasonably estimate a range of potential losses, if any, related to these lawsuits. In accordance with applicable accounting guidance, the Company will establish a liability for this matter if and when it presents loss contingencies that are both probable and reasonably estimable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. All statements other than statements relating to historical matters including statements to the effect that we “believe,” “expect,” “anticipate,” “plan,” “target,” “intend” and similar expressions should be considered forward-looking statements. Our actual results could differ materially from those discussed in the forward-looking statements as a result of a number of important factors, including factors discussed in this section and elsewhere in this quarterly report on Form 10-Q, including those discussed in Part II., Item 1A of this report under the heading “Risk Factors,” and the risks discussed in our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as the date hereof. We assume no obligation to update these forward-looking statements to reflect events or circumstances that arise after the date hereof.

Overview

We are a biopharmaceutical company that was established to discover, develop and commercialize innovative treatments for infectious diseases. Within the anti-infective market, we are currently concentrating on the development of antivirals for the treatment of chronic hepatitis C viral infection, or HCV. We are currently focusing our efforts on developing the following four drug candidates which we intend to study in combination with each other and/or potentially in combination with compounds owned by others:

•	Sovaprevir, a NS3 protease inhibitor being investigated for the treatment of HCV, currently on clinical hold from phase II clinical development;

•	ACH-3102, a NS5A inhibitor being investigated for the treatment of HCV, currently in phase II clinical development;

•	ACH-2684, a NS3 protease inhibitor being investigated for the treatment of HCV, currently being prepared for phase II clinical development; and

•	ACH-3422, a nucleotide NS5B polymerase inhibitor, currently being tested in late-stage preclinical studies and being prepared for phase I clinical development.

In June 2013, the U.S. Food and Drug Administration, or FDA, placed a clinical hold on sovaprevir after elevations in liver enzymes were noted in a phase I healthy subject drug-drug interaction study evaluating the effects of concomitant administration of sovaprevir with ritonavir-boosted atazanavir. In accordance with the clinical hold, the FDA provided that no new clinical trials that included dosing with sovaprevir could be initiated, however, the FDA allowed continued enrollment and treatment of patients in the phase II -007 clinical trial evaluating 12-weeks of sovaprevir in combination with ACH-3102 and ribavirin for patients with treatment-naive genotype 1 HCV. In September 2013, after reviewing our response, the FDA stated that although all issues identified in the June 2013 letter had been addressed, it had concluded that the removal of the clinical hold was not warranted. The FDA requested, among other things, additional analysis to more fully characterize sovaprevir pharmacokinetics and the intrinsic and extrinsic factors that may lead to higher than anticipated exposures of sovaprevir or other potential toxicities in addition to the observed liver enzyme elevations. The FDA also requested our proposed plan for future clinical trials in combination with other directly-acting antivirals. At the request of the FDA, we plan to submit our proposed plan for analyzing the additional clinical, non-clinical and pharmacokinetic data requested before year-end, and if that analysis plan is approved by the FDA, submit a complete response during the first half of 2014.

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

We have devoted and are continuing to devote substantially all of our efforts toward product research and development. We have incurred losses of $355 million from inception through September 30, 2013 and had an accumulated deficit of $368 million at September 30, 2013, which includes preferred stock dividends recognized until our initial public offering in 2006. Our net losses were $45.4 million and $35.9 million for the nine months ended September 30, 2013 and 2012, respectively.

We have funded our operations primarily through proceeds from the sale of equity securities. Through September 30, 2013, we have received approximately $515.9 million in aggregate gross proceeds from stock issuances, including convertible preferred stock, our initial public offering, private placements of our common stock and registered offerings of our common stock.

We expect to incur substantial and increasing losses for at least the next several years as we seek to:

•	continue clinical testing of ACH-3102, ACH-2684 and, if the FDA’s clinical hold is removed, sovaprevir;

•	continue IND-enabling preclinical studies and initiate clinical testing of ACH-3422; and

•	identify and progress additional drug candidates.

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

During the nine months ended September 30, 2013 and 2012 we recognized $0 and $2.5 million, respectively. Revenue recognized during the nine months ended September 30, 2012 consisted of recognition of the remaining deferred revenue related to the former Gilead collaboration, as effective with the termination of the collaboration we no longer had any future obligations under the collaboration.

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

Within the anti-infectives market, we are concentrating on the development of antivirals for the treatment of HCV. Currently, we are developing several combination regimens using our drug candidates for the treatment of HCV, including ACH-3102 plus ACH-2684 with and without ribavirin, and ACH-3102 plus ACH-3422 with and without ACH-2684. We also intend to continue our development of ACH-3102 plus sovaprevir, if sovaprevir is released from clinical hold by the FDA. In the near term, we intend to focus our efforts on (i) launching a 12 week clinical trial with ACH-3102 plus ACH-2684 with and without ribavirin , (ii) continuing late-stage preclinical studies for ACH-3422 in preparation for a planned launch of phase I clinical studies in the first half of 2014, (iii) seeking to satisfactorily respond to the FDA’s request for further information and analysis regarding sovaprevir so that the FDA can make a determination whether or not to remove the clinical hold on sovaprevir so that we may continue to advance ACH-3102 plus sovaprevir, and (iv) exploring potential development of our drug candidates with other drug developers under cooperative or other study arrangements.

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

We have established our current HCV drug candidate pipeline entirely through our internal discovery capabilities. Through these efforts we have identified and are developing the following portfolio of drug candidates which we intend to study in combination with each other and/or potentially in combination with compounds owned by others:

•

Sovaprevir, a NS3 Protease Inhibitor. As described above, during the second quarter of 2013, we initiated a randomized, double-blind phase II clinical trial that will evaluate a 12 week treatment consisting of sovaprevir and our NS5A inhibitor, ACH-3102, with ribavirin for the treatment of genotype 1 HCV (the -007 trial). For further discussions of this trial please see “ACH-3102, a NS5a Inhibitor,” below. In June 2013, the FDA placed a clinical hold on sovaprevir after elevations in liver enzymes were noted in a phase I healthy subject drug-drug interaction study evaluating the effects of concomitant administration of sovaprevir with ritonavir-boosted atazanavir. The FDA allowed continued enrollment and treatment of patients in the phase II -007 clinical trial evaluating 12-weeks of sovaprevir in combination with ACH-3102 and ribavirin for patients with treatment-naive genotype 1 hepatitis C virus, or HCV. In September 2013, after reviewing our response, the FDA stated that although all issues identified in the June 2013 letter had been addressed, it had concluded that the removal of the clinical hold was not warranted. The FDA requested, among other things, additional analysis to more fully characterize sovaprevir pharmacokinetics and the intrinsic and extrinsic factors that may lead to higher than anticipated exposures of sovaprevir or other potential toxicities in addition to the observed liver enzyme elevations. The FDA also requested our proposed plan for future clinical trials in combination with other directly-acting antivirals. At the request of the FDA, we plan to submit our proposed plan for analyzing the additional clinical, non-clinical and pharmacokinetic data requested before year-end, and if that analysis plan is approved by the FDA, submit a complete response during the first half of 2014.

In prior studies, we completed a phase IIa clinical trial conducted in both the United States and Europe to assess sovaprevir’s safety, tolerability, pharmacokinetic properties and efficacy when dosed with pegylated interferon and ribavirin (P/R) in treatment-naïve, genotype 1 HCV-infected subjects. In this trial, sovaprevir was demonstrated to achieve a complete early virologic response, or cEVR, after twelve weeks of dosing, in 94% to 100% of patients. Mean viral load, a measurement of the amount of virus in the blood stream, was reduced in HCV-infected patients by 4.56 log10 to 5.08 log10, or reduction of over 99.9% of the virus. Sovaprevir continued to be safe and well-tolerated with no significant drug-related adverse events. Liver enzyme elevations were observed with higher doses of sovaprevir, were transient, and returned to baseline while on treatment. In addition, sustained virologic response twelve weeks (SVR12) after the completion of therapy was achieved in 77% to 85% of patients after completion of 24 weeks of therapy (12 weeks of sovaprevir plus P/R, followed by 12 weeks of P/R). Mutations commonly associated with protease inhibitor therapy including mutations at R155, A156 and D168 were not observed with sovaprevir treatment. Sovaprevir has been granted Fast Track status by the FDA.

•

ACH-3102, a NS5A Inhibitor. We have completed a proof-of-concept clinical trial of our second-generation, pan-genotypic NS5A inhibitor, ACH-3102, and we recently completed the dosing phase of a phase II study of the drug candidate in combination with sovaprevir, our protease inhibitor, and ribavirin. That study, the -007 study, was a double-blind, placebo-controlled phase II study evaluating the safety, tolerability and efficacy of 12 weeks of sovaprevir, ACH-3102 and ribavirin in treatment-naïve patients with chronic GT1a or GT1b HCV, each subtypes of genotype 1. Thirty patients were enrolled and randomized to receive a combination of either 200 mg or 400 mg sovaprevir once daily in combination with a 150 mg loading dose followed by a 50 mg daily dose of ACH-3102, and twice daily doses of ribavirin, or matching placebos. The primary endpoints for the trial include safety, tolerability, and sustained viral response 4 weeks after the completion of dosing (SVR4). The trial is being conducted at sites in the United States, Canada, New Zealand and Australia. Interim data released in September 2013 indicate that all patients achieved a very rapid virologic response (vRVR) meaning undetectable levels of HCV RNA (less than 25 IU (international units)/ml) by week 2. Potent efficacy was observed against GT1b HCV with 100% of patients achieving rapid viral response, or RVR, with HCV RNA levels less than 10 IU/mL at week 4. RVR was achieved in 79% of GT1 patients overall. To date, the combination of sovaprevir and ACH-3102 with ribavirin for up to 12 weeks has been well tolerated with no drug-related serious adverse events, and no clinically significant changes in vital signs or electrocardiograms. There have been no graded increases in liver function tests, including those measurements referred to as ALT or AST, for patients receiving active treatment to date. No other laboratory abnormalities were noted with the exception of decreases in hemoglobin observed and attributed to ribavirin. As described above under “Sovaprevir, a NS3 Protease Inhibitor,” sovaprevir is currently on clinical hold with the FDA.

In phase Ia safety and pharmacokinetic studies, more than 70 healthy volunteers received either a single ascending dose of ACH-3102, or 14 days of once-daily ACH-3102. Data from both the single and multiple ascending dose groups demonstrated that ACH-3102 was well tolerated with no serious adverse events. In phase Ib studies, ACH-3102 demonstrated proof-of-concept efficacy results after a single dose of ACH-3102 in patients with genotype 1a HCV. In all, 12 patients were treated with a single dose of either 50 mg, 150 mg, or 300 mg of ACH-3102, with a mean maximum decline in HCV RNA of 3.78, 3.52, and 3.93 log10 achieved, respectively. In phase II, we studied ACH-3102 in an open-label phase IIa pilot trial evaluating 12-weeks of once-daily ACH-3102 in combination with ribavirin for the treatment of HCV genotype 1b. Results from that trial revealed that 75% of patients (6 of 8) who had completed 4 weeks of therapy achieved RVR and 75% of patients (6 of 8) achieved undetectable levels of virus at end of treatment, or ETR. Further, 63% of patients (5 of 8) receiving 12 weeks of therapy demonstrated undetectable levels of HCV 4 weeks after cessation of therapy, or SVR4. We expect that final data will be available at a future medical meeting. ACH-3102 has been granted Fast Track status by the FDA.

•

ACH-2684, a NS3 Protease Inhibitor. ACH-2684 has most recently completed phase Ib proof-of-concept clinical studies, including three segments: once-daily dosing in genotype 1, twice-daily dosing in patients with genotype 3 and once-daily dosing in patients with cirrhosis. Once-daily doses of 400mg of ACH-2684 reduced viral load by a mean maximum 3.73 log10 in genotype 1 HCV patients. In addition, twice daily doses of 400mg of ACH-2684 reduced viral load by a maximal 2.03 log10 in patients with HCV genotype 3. Lastly, once-daily doses of 400mg administered for three days to HCV patients with cirrhosis achieved a mean maximum 3.67 log10 reduction in HCV viral load, similar to the antiviral activity achieved in non-cirrhotic genotype 1 HCV patients receiving the same dose of ACH-2684. ACH-2684 demonstrated good safety and tolerability in these phase Ib clinical studies, as well as in phase Ia studies in healthy volunteers. Our current strategic plan includes the combination development of ACH-2684 with ACH-3102 in a 12-week combination clinical study.

•

ACH-3422, a NS5B Nucleotide Polymerase Inhibitor. ACH-3422 is a small molecule, nucleotide prodrug inhibitor of HCV NS5B polymerase. In vitro, ACH-3422 has demonstrated excellent potency, with activity demonstrated across all genotypes of HCV and an EC50, or concentration effective enough to eliminate 50% of the virus, of approximately 50 to 65 nanomolar against genotype 1 HCV. To date, we have completed 14-day safety studies in animals, where no significant findings were noted at the highest dose tested. ACH-3422 appears to have high oral bioavailability, rapid uptake and conversion of the prodrug into the monophosphate within the liver, and a pharmacokinetic profile supportive of once-daily dosing. We have initiated manufacturing and late-stage preclinical studies for ACH-3422 and plan to file to initiate a phase I first-in-human clinical trial in the second quarter of 2014.

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

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Clinical candidate direct external costs:
Sovaprevir (and related compounds)	$6,897	$8,565
ACH-3102 (and related compounds)	7,143	8,301
Sovaprevir/ACH-3102 combination trials	9,527	—
ACH-2684 (and related compounds)	648	2,924
ACH-3422 (and related compounds)	1,264	—
Other	356	1,426

	25,835	21,216
Direct internal personnel costs	8,234	7,170

Sub-total direct costs	34,069	28,386
Indirect costs and overhead	2,690	2,425
Research and development tax credit	(130)	(249)

Total research and development	$36,629	$30,562

At the current time, we are completing a phase II clinical trial of sovaprevir and ACH-3102, performing the requested analysis and responding to the FDA’s September 2013 clinical hold letter, and completing late-stage preclinical studies of ACH-3422.

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

We expect research and development expenses associated with the completion of these programs to be substantial and to increase over time. We do not expect the clinical hold placed on sovaprevir to significantly impact our research and development spending for the remainder of 2013. However, we do not believe that it is possible at this time to know or accurately project the nature, timing or total amount of program-specific expenses through commercialization. There exist numerous factors associated with the successful commercialization of any of our drug candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will evolve and therefore impact our clinical development programs and plans over time.

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

Critical Accounting Standards and Estimates

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2012. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a significant impact on our financial results. During the first nine months of 2013, there were no significant changes in our estimates and critical accounting policies.

Results of Operations

Results of operations may vary from period to period depending on numerous factors, including the progress of our research and development projects, joint ventures or financings, if any, technological advances and determinations as to the commercial potential of proposed products.

Comparison of Three and Nine Months Ended September 30, 2013 and 2012

Revenue. We recognized no revenue for the three months ended September 30, 2013 and 2012, and $0 and $2.5 million for the nine months ended September 30, 2013 and 2012, respectively. Revenue recognized during the nine months ended September 30, 2012 consisted of amounts derived from our former collaboration with Gilead. During this period, effective with the termination of the collaboration, we recognized the remaining $2.5 million of deferred revenue as we no longer had any future obligations under the collaboration.

Research and Development Expenses. Research and development expenses were $11.3 million and $12.6 million for the three months ended September 30, 2013 and 2012, respectively, and $36.5 million and $30.6 million for the nine months ended September 30, 2013 and 2012, respectively. The decrease for the three months ended September 30, 2013 was primarily due to decreased manufacturing costs associated with sovaprevir and decreased clinical costs associated with ACH-2684,offset by increased costs related to ACH-3102 and combination (sovaprevir plus ACH-3102) clinical trials. The increase for the nine months ended September 30, 2013 was primarily due to increased costs related to combination clinical trials and drug interaction studies of sovaprevir and ACH-3102, increased costs related to the ACH-3422 preclinical studies as well as increased scientific consulting fees. Personnel costs and non-cash charges related to stock based compensation also increased primarily due to the addition of personnel in our development group. These amounts were partially offset by decreased clinical trial expenses related to ACH-2684. We expect research and development expenses to remain consistent with the three months ended September 30, 2013 during the remainder of the year, as we respond to the FDA’s September 2013 clinical hold letter regarding sovaprevir, and complete late-stage preclinical studies of ACH-3422. Research and development expenses for the three and nine months ended September 30, 2013 and 2012 are comprised as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	(in thousands)
	2013	2012	Change	% Change	2013	2012	Change	% Change
Personnel costs	$2,096	$2,122	$(26)	(1%)	$6,675	$6,227	$448	7%
Stock based compensation	518	325	193	59%	1,559	943	616	65%
Outsourced research and supplies	7,679	9,295	(1,616)	(17%)	24,827	20,366	4,461	22%
Professional and consulting fees	491	449	42	9%	1,897	1,542	355	23%
Facilities costs	531	547	(16)	(3%)	1,537	1,552	(15)	(1%)
Travel and other costs	67	48	19	40%	264	181	83	46%
Research and development tax credit	(40)	(145)	105	(72%)	(130)	(249)	119	(48%)

Total	$11,342	$12,641	$(1,299)	(10%)	$36,629	$30,562	5,966	20%

General and Administrative Expenses. General and administrative expenses were $2.7 million and $2.6 million for the three months ended September 30, 2013 and 2012, respectively, and $9.3 million and $8.0 million for the nine months ended September 30, 2013 and 2012, respectively. The increase for the three and nine months ended September 30, 2013 was primarily due to an increase in non-cash charges related to stock based compensation as a result of annual incentive stock option grants made at 2012 year end combined with increased business development consulting fees. We expect that general and administrative expenses will be consistent for the remainder of the year. General and administrative expenses for the three and nine months ended September 30, 2013 and 2012 are comprised as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	(in thousands)
	2013	2012	Change	% Change	2013	2012	Change	% Change
Personnel costs	$750	$895	$(145)	(16%)	$2,559	$2,444	$115	5%
Stock based compensation	714	609	105	17%	2,761	1,726	1,035	60%
Professional and consulting fees	777	615	162	26%	2,369	2,250	119	5%
Facilities costs	257	237	20	8%	819	731	88	12%
Travel and other costs	236	291	(55)	(19%)	845	814	31	4%

Total	$2,734	$2,647	$87	3%	$9,353	$7,965	$1,388	17%

Other Income (Expense). Interest income was $166,000 and $49,000 for the three months ended September 30, 2013 and 2012, respectively. The $117,000 or 239% increase was primarily due to increased average cash balances in 2013. Interest expense was $9,000 and $16,000 for the three months ended September 30, 2013 and 2012, respectively. The $7,000 or 44% decrease was primarily due to lower average debt facility balances outstanding in 2013.

Interest income was $429,000 and $168,000 for the nine months ended September 30, 2013 and 2012, respectively. The $261,000 or 155% increase was primarily due to increased average cash balances in 2013. Interest expense was $44,000 and $53,000 for the nine months ended September 30, 2013 and 2012, respectively. The $9,000 or 17% decrease was primarily due to lower average debt facility balances outstanding in 2013.

Liquidity and Capital Resources

Since our inception in August 1998, we have financed our operations primarily through proceeds from the sale of equity securities. Through September 30, 2013, we have received approximately $515.9 million in aggregate gross proceeds from stock issuances, including convertible preferred stock, our initial public offering, private placements of our common stock and registered offerings of our common stock, including the following:

•

In February 2013, we issued 16,894,410 shares of our common stock in an underwritten public offering, including the underwriter’s exercise of an over-allotment option. We received net proceeds of $133.2 million;

•	In August 2012, we issued 6,367,853 shares of our common stock in a registered direct offering with funds managed by QVT Financial LP. We received net proceeds of $41.7 million;

•

In June 2011, we issued 11,040,000 shares of our common stock in an underwritten public offering, including the underwriters’ exercise of an over-allotment option. We received net proceeds of $60.9 million;

•

In August 2010, we issued 19,775,101 shares of our common stock and warrants to purchase 6,921,286 shares of common stock in a private placement to institutional and other accredited investors. We received net proceeds of $49.9 million; and

•

In January 2010, we issued 10,275,000 shares of our common stock in an underwritten public offering. In February 2010, we issued an additional 1,541,250 shares of common stock in connection with the underwriters’ exercise of an over-allotment option. We received net proceeds of $22.6 million.

As of September 30, 2013, our debt balance due to borrowings was $436,000 with a weighted average interest rate of 6.53%.

We had $172.5 million and $77.4 million in cash, cash equivalents and marketable securities as of September 30, 2013 and December 31, 2012, respectively. We regularly review our investments and monitor the financial markets. As of September 30, 2013, our cash, cash equivalents and marketable securities consisted primarily corporate debt securities which we believe are subject to limited credit risk.

Cash used in operating activities was $39.7 million for the nine months ended September 30, 2013 and was primarily attributable to our $45.6 million net loss combined with $3.2 million in premiums paid on the purchase of marketable securities, primarily offset by non-cash stock based compensation and increases in accounts payable and accrued expenses. Cash used in operating activities was $33.3 million for the nine months ended September 30, 2012 and was primarily attributable to our $35.9 million net loss combined with a decrease in deferred revenue and an increase in prepaid expenses. This was partially offset by non-cash stock based compensation, combined with an increase in accounts payable and accrued expenses.

Cash used in investing activities was $86.6 million for the nine months ended September 30, 2013 and was primarily attributable $148.5 million in purchases of marketable securities, partially offset by $62.1 million in maturities of marketable securities. Cash used in investing activities was $6.2 million for the nine months ended September 30, 2012 and was primarily attributable to the purchase of marketable securities offset by maturities of marketable securities.

Cash provided by financing activities was $133.3 million for the nine months ended September 30, 2013 and was primarily attributable to $133.2 million in net proceeds from our public offering in February 2013. Cash provided by financing activities was $44.3 million for the nine months ended September 30, 2012 and was primarily attributable to $41.7 million in net proceeds from our registered direct offering in August 2012 combined with proceeds from the exercise of stock options.

We expect to incur continuing and increasing losses from operations for at least the next several years as we seek to:

•	continue clinical testing of ACH-3102, ACH-2684 and, if the FDA clinical hold is removed, sovaprevir;

•	continue IND-enabling preclinical studies and initiate clinical testing of ACH-3422; and

•	identify and progress additional drug candidates.

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

We believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our projected operating requirements through at least September 30, 2014. However, our funding resources and requirements may change and will depend upon numerous factors, including but not limited to:

•	the costs involved in the clinical development, manufacturing and formulation of ACH-3102, ACH-2684, ACH-3422, and if the FDA clinical hold is removed, further clinical development of sovaprevir;

•

the scope of and costs associated with entering into cooperative study arrangements, or CSAs, if any, for the collaborative development of our drug candidates in combination with other’s drug candidates;

•	the costs involved in obtaining regulatory approvals for our drug candidates;

•	the scope, prioritization and number of programs we pursue;

•	the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent and other intellectual property claims;

•	our ability to raise incremental debt or equity capital, including any changes in the credit or equity markets that may impact our ability to obtain capital in the future;

•	the costs associated with, and the outcome of, lawsuits against us, including the current purported class action lawsuits described below under “Part II, Item 1 – Legal Proceedings.”;

•	our acquisition and development of new technologies and drug candidates; and

•	competing technological and market developments currently unknown to us.

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

Recently Issued Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This standard requires additional disclosures regarding the reporting of reclassifications out of accumulated other comprehensive income. This ASU is effective for reporting periods beginning after December 15, 2012. We evaluated this pronouncement effective January 1, 2013 and determined the further breakout of accumulated other comprehensive income is immaterial to our financial statements.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective, at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Class Actions

On October 8, 2013 and October 23, 2013, purported class action lawsuits were filed against us and certain of our current and former officers by Joseph Sniezak and Kevin Jiang, respectively, on behalf of shareholders who purchased our common stock during periods encompassing April 21, 2012 through September 30, 2013. Both lawsuits were filed in the United States District Court for the District of Connecticut. Each complaint generally alleges that we and certain of our current and former officers violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements and failing to disclose allegedly material facts concerning sovaprevir, our clinical-stage drug candidate for the treatment of chronic hepatitis C viral infection, particularly that sovaprevir did not interact well with other drugs commonly administered to treat hepatitis and/or HIV and posed a health risk to patients. Each complaint seeks, among other relief, class certification of the lawsuit, unspecified damages, interest, attorneys’ fees, and other costs. We believe we have meritorious defenses to each of the claims in these lawsuits, will deny liability, and intend to vigorously defend the lawsuits. There can be no assurance, however, that we will be successful, and an adverse resolution of either lawsuit could have a material adverse effect on our consolidated financial position and results of operations in the period in which the lawsuit is resolved. We are presently unable to predict the outcome of these lawsuits or to reasonably estimate a range of potential losses, if any, related to these lawsuits.

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

We have invested a significant portion of our efforts and financial resources in the development of our candidates for the treatment of HCV, including our protease inhibitors, sovaprevir and ACH-2684, our NS5A inhibitor, ACH-3102, and our nucleotide polymerase inhibitor, ACH-3422. Our ability to generate revenues will depend heavily on the successful development and commercialization of these drug candidates. The development and commercial success of these drug candidates will depend on several factors, including the following:

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

Positive results in preclinical studies of a drug candidate may not be predictive of similar results in human clinical trials, and promising results from early clinical trials of a drug candidate may not be replicated in later clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in early-stage development. Accordingly, the results from the preclinical studies or completed clinical trials for sovaprevir, ACH-3102, ACH-2684, or ACH-3422, may not be predictive of the results we may obtain in later stage trials.

We do not expect any of our drug candidates for the treatment of HCV to be commercially available for at least several years, if at all.

The U.S. FDA has placed and maintained a clinical hold on sovaprevir, one of our most advanced compounds under development, after elevations in liver enzymes were noted in a Phase I healthy subject drug-drug interaction study evaluating the effects of concomitant administration of sovaprevir with ritonavir-boosted atazanavir. Our business may be adversely affected if the clinical hold cannot be resolved or if such regulatory concerns lead to more burdensome preclinical or clinical studies that cause significant delays in developing our drug candidates.

Our primary research and development focus is the treatment of patients with HCV. One of our most advanced compounds under development is sovaprevir, a NS3 protease inhibitor in phase II clinical development. Our other drug candidates are in preclinical or phase I stages of development. In June 2013, the FDA placed a clinical hold on sovaprevir after elevations in liver enzymes were noted in a phase I healthy subject drug-drug interaction study evaluating the effects of concomitant administration of sovaprevir with ritonavir-boosted atazanavir. In accordance with the clinical hold, the FDA provided that no new clinical trials that included dosing with sovaprevir could be initiated, however, the FDA allowed continued enrollment and treatment of patients in the phase II -007 clinical trial evaluating 12-weeks of sovaprevir in combination with ACH-3102 and ribavirin for patients with treatment-naive genotype 1 HCV. In September 2013, after reviewing our response, the FDA stated that although all issues identified in the June 2013 letter had been addressed, it had concluded that the removal of the clinical hold was not warranted. The FDA requested, among other things, additional analysis to more fully characterize sovaprevir pharmacokinetics and the intrinsic and extrinsic factors that may lead to higher than anticipated exposures of sovaprevir or other potential toxicities in addition to the observed liver enzyme elevations. The FDA also requested our proposed plan for future clinical trials in combination with other directly-acting antivirals. At the request of the FDA, we plan to submit our proposed plan for analyzing the additional clinical, non-clinical and pharmacokinetic data requested before year-end, and if that analysis plan is approved by the FDA, submit a complete response during the first half of 2014.

We cannot assure you that the FDA will lift the clinical hold and allow us to pursue further development of sovaprevir. If the FDA fails to lift the clinical hold, our development timelines and our business would be adversely affected and our stock price may further decline. Further, even if the FDA lifts the clinical hold, or if the FDA or other regulatory agencies continue to express safety concerns even after the hold is lifted, future preclinical or clinical studies involving sovaprevir or combination regimens which include sovaprevir, may be more burdensome or include additional preclinical or clinical endpoints that are difficult to meet. In such instance, our progress in the development of these drug candidates may be significantly slowed and the associated costs may be significantly increased, adversely affecting our business.

We are subject to shareholder litigation that could have an adverse effect on our business.

In October 2013, two purported class action lawsuits were filed against us and certain of our current and former officers by investors alleging violations of the Securities Exchange Act of 1934 and rules promulgated thereunder. While we believe we have meritorious defenses to each of the claims in these lawsuits and are prepared to vigorously defend the lawsuits, the outcome of the litigation is difficult to assess and quantify and the defense against such claims can be costly. In addition to adversely affecting our financial position and operating results, the litigation may divert management attention and resources from other priorities and harm our reputation.

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

If approved, our protease inhibitors, sovaprevir and ACH-2684, our NS5A inhibitor, ACH-3102, and our nucleotide polymerase inhibitor, ACH-3422, would compete with drugs currently approved for the treatment of HCV, i.e., the interferon-alpha-based products from Roche (Pegasys and Roferon-A) or Merck (Intron-A or Peg-Intron), the ribavirin-based products from Merck (Rebetrol), Roche (Copegus) and generic versions sold by various companies, as well as recently-approved protease inhibitors telaprevir by Vertex (Incivek) and boceprevir by Merck (Victrelis).

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

In October 2013, two competitors, Johnson & Johnson and Gilead, presented data to the FDA’s Antiviral Drugs Advisory Committee outlining the clinical outcomes and risks and benefits of their drug candidates for the treatment of HCV, each of which has a New Drug Application, or NDA, pending with the FDA. After review, the Committee unanimously recommended that the FDA approve such drug candidates when the NDAs are considered. If approved by the FDA and effectively launched by our competitors, these drug candidates will increase the level of competition for future all-oral direct acting antivirals, or DAAs, for the treatment of chronic HCV, and prospects for our future business may be harmed.

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

We have incurred significant losses since our inception in August 1998. As of September 30, 2013, our accumulated deficit was approximately $368 million. We have not generated any revenue from the sale of drug candidates to date. We expect that our annual operating losses will increase over the next several years as we expand our research, development and commercialization efforts.

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

We believe that our existing cash, cash equivalents and marketable securities will be sufficient to support our current operating plan through at least September 30, 2014. Our operating plan may change as a result of many factors, including:

•	the costs involved in the clinical development, manufacturing and formulation of ACH-3102, ACH-2684, ACH-3422, and if the FDA’s clinical hold is removed, further clinical development of sovaprevir;

•

the scope of and costs associated with entering into cooperative study arrangements, or CSAs, if any, for the collaborative development of our drug candidates in combination with others’ drug candidates;

•	the costs involved in obtaining regulatory approvals for our drug candidates;

•	the scope, prioritization and number of programs we pursue;

•	the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent and other intellectual property claims;

•	our ability to raise incremental debt or equity capital, including any changes in the credit or equity markets that may impact our ability to obtain capital in the future;

•	the costs associated with, and the outcome of, lawsuits against us, including the current purported class action lawsuits described above under “Part II, Item 1 – Legal Proceedings.”;

•	our acquisition and development of new technologies and drug candidates; and

•	competing technological, regulatory and market developments currently unknown to us.

We intend to augment our cash balance through financing transactions, including through a combination of private and public equity offerings, debt financings and collaboration, strategic alliance and licensing arrangements. For example, in November 2012 we entered into an agreement with Cantor Fitzgerald & Co., or Cantor, pursuant to which, from time to time, we may offer and sell up to $50,000,000 of shares of our common stock “at the market” through Cantor pursuant to a universal shelf registration statement. Since August 2008, we have issued an aggregate of 76,608,269 shares of our common stock in two private placements and four registered offerings as well as warrants to purchase an aggregate of 13,279,028 shares of our common stock. As of September 30, 2013, we have 5,337,796 warrants outstanding. These financings substantially diluted our existing stockholders.

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

If biopharmaceutical companies involved in HCV drug development continue to consolidate, competition in our industry may increase and our business may be harmed.

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

To date, we have not commercially marketed, distributed or sold any drug candidates. The success of our business depends primarily upon our ability to develop and commercialize our drug candidates successfully. Our drug candidates must satisfy rigorous standards of safety and efficacy before they can be approved for sale. To satisfy these standards, we must engage in expensive and lengthy testing and obtain regulatory approval of our drug candidates. Despite our efforts, our drug candidates may not:

•	offer therapeutic or other improvement over existing, comparable drugs;

•	be proven safe and effective in clinical trials;

•	have the FDA’s clinical hold removed, in the case of sovaprevir;

•	have the desired effects, or may include undesirable effects or may have other unexpected characteristics;

•	meet applicable regulatory standards;

•	be capable of being produced in commercial quantities at acceptable costs; or

•	be successfully commercialized.

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

•

IRBs or regulators, including the FDA, may require that we hold, suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements, such as the FDA’s recent decision to place a clinical hold on sovaprevir;

•

the FDA may require us to carry out more extensive studies, evaluate different treatment combinations or complete comparative effectiveness studies and analysis, resulting in significant delays and/or increased costs;

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

We, and a number of other companies in the pharmaceutical and biotechnology industries, have suffered significant setbacks in later stage clinical trials even after achieving promising results in early-stage development. For example, the FDA has placed a clinical hold on sovaprevir, which was in phase II clinical development and we do not know whether or when the FDA will lift such clinical hold.

Expenses associated with clinical trials may cause our earnings to fluctuate, which could adversely affect our stock price.

The clinical trials required for regulatory approval of our products, as well as clinical trials we are required to conduct after approval, are very expensive. It is difficult to accurately predict or control the amount or timing of these expenses from quarter to quarter, and the FDA and/or other regulatory agencies may require more clinical testing and analysis than we originally anticipated for our drug candidates. Uneven and unexpected spending on these programs may cause our operating results to fluctuate from quarter to quarter, and our stock price may decline.

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

Any delay in obtaining or failure to obtain required approvals could materially adversely affect our ability to progress the development of a drug candidate and to generate revenues from that drug candidate. For example, the FDA has placed a clinical hold on sovaprevir after elevations in liver enzymes were noted in a phase I healthy subject drug-drug interaction study evaluating the effects of concomitant administration of sovaprevir with ritonavir-boosted atazanavir. We do not know whether or when the FDA will lift such clinical hold.

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

Further, we cannot predict whether or how program discontinuations by competitors (such as the discontinuation in 2012 by Bristol-Myers Squibb of BMS-986094, a nucleotide polymerase inhibitor, due to serious cardiac-related adverse events) may increase the level of scrutiny by the FDA on our drug candidates, slowing data review and response times or otherwise creating delays or difficulties in initiating and progressing clinical trials. In addition, in October 2013, the FDA’s Center for Drug Evaluation and Research, or CDER, issued for comment new guidelines on the development of DAAs for the treatment of chronic HCV entitled “Chronic Hepatitis C Virus Infection: Developing Direct-Acting Antiviral Drugs for Treatment.” While such guidelines were issued only for comment and are not authoritative, the guidelines indicate that there is less certainty around the FDA’s expectations for clinical development of DAAs for the treatment of HCV and the extent of preclinical and clinical trials necessary for registration and approval of a drug candidate.

Any of the following could delay the clinical development of our drug candidates:

•	ongoing discussions with the FDA or comparable foreign authorities regarding the scope or design of our clinical trials;

•	delays in receiving, or the inability to obtain, required approvals from institutional review boards or other reviewing entities at clinical sites selected for participation in our clinical trials;

•	delays in enrolling volunteers and patients into clinical trials;

•	a lower than anticipated retention rate of volunteers and patients in clinical trials;

•	delays in gathering and interpreting clinical data;

•	the need to repeat clinical trials as a result of inconclusive or negative results or unforeseen complications in testing;

•	the placement by the FDA of a clinical hold on a trial, such as the clinical hold on sovaprevir;

•	the requirement by the FDA, in connection with future HCV development guidelines recently circulated for comment, to carry out additional studies;

•	delays in completing formulation development of our drug candidates, or delays in planning and executing the bridging studies required to use the new formulations in subsequent clinical trials;

•	inadequate supply or deficient quality of drug candidate materials or other materials necessary to conduct our clinical trials;

•	unfavorable FDA inspection and review of a clinical trial site or records of any clinical or preclinical investigation; or

•	serious and unexpected drug-related side effects experienced by participants in our clinical trials or in third-party clinical trials of similar HCV drug candidates.

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

We, the FDA or other applicable regulatory authorities may suspend clinical trials of a drug candidate at any time if we or they believe the subjects or patients participating in such clinical trials are being exposed to unacceptable health risks or for other reasons. For example, the FDA has placed a clinical hold on sovaprevir after elevations in liver enzymes were noted in a phase I healthy subject drug-drug interaction study evaluating the effects of concomitant administration of sovaprevir with ritonavir-boosted atazanavir. We are currently in the process of seeking to resolve the hold. However, if the FDA fails to lift the hold or continues to express safety concerns our business and development timelines may be adversely affected. Additionally, when we advanced sovaprevir into longer term clinical trials in phase II, we established predetermined stopping rules, as well as a Data Safety Monitoring Board (DSMB) in order to monitor and ensure patient safety. Any interruption of these clinical trials, whether as a result of one of our drug candidates, or of co-administration of a concomitant anti-HCV agent, or of administrative review delays on the part of the DSMB or FDA, could cause delays in our drug development.

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

We may consider forming exclusive or non-exclusive alliances with major biotechnology or pharmaceutical companies to jointly develop, and commercialize if approved, our NS5A inhibitor candidates, our protease inhibitor candidates and/or our nucleotide polymerase inhibitor candidates. In such alliances, we would expect our biotechnology or pharmaceutical collaborators to provide substantial funding, as well as significant capabilities in clinical development, regulatory affairs, marketing and sales. We may not be successful in entering into any such alliances on favorable terms or in a timely manner, if at all. There are a limited number of collaboration partners whose pipeline of HCV clinical candidates are suitable for co-development with ours. There are also a limited number of potential collaboration partners without a robust HCV drug candidate pipeline, but demonstrated commercial interest in HCV therapeutics who may have interest in gaining rights to our HCV drug candidates. Recent consolidation may have reduced the number of potential partners further making achieving a suitable partnership more difficult, potentially limiting our ability to command a significant premium in any such transaction. Further, if potential collaboration partners enter alliances with other competing HCV companies, our future business prospects may be harmed, as these alliances could reduce the pool of potential partners for our compounds and/or limit the value of such alliance.

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

Even if sovaprevir, ACH-3102, ACH-2684, ACH-3422, or any other drug candidates we may develop or acquire in the future obtain regulatory approval, they may not gain market acceptance among physicians, health care payors, patients and the medical community. Factors that we believe could materially affect market acceptance of our product candidates include:

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

The HCV inhibitor space is particularly crowded in terms of intellectual property, and certain competitors such as Alios, AstraZeneca, Bayer, Bristol-Myers Squibb, Enanta, Gilead, GlaxoSmithKline, Idenix, Novartis and Vertex have disclosed compounds that may be prior art to our patent applications and prevent issuance or alter the scope of any claims that we may pursue related to our drug candidates.

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

Our research, development and commercialization activities, including any drug candidates resulting from these activities, may infringe or be claimed to infringe patents or other proprietary rights owned by third parties and to which we do not hold licenses or other rights. There may be applications that have been filed but not published that, if issued, could be asserted against us. We are aware that certain third parties, including Alios, AstraZeneca, Bayer, Bristol-Myers Squibb, Enanta, Gilead, GlaxoSmithKline, Idenix, Novartis and Vertex have applications that are directed to certain classes of HCV inhibitors, including synthetic nucleotides. If a patent infringement suit were brought against us, we could be forced to stop or delay research, development, manufacturing or sales of the drug or drug candidate that is the subject of the suit. Further, if we are found to have infringed a third party patent, we could be obligated to pay royalties and/or other payments to the third party for the sale of our product, which may be substantial, or we could be enjoined from selling our product.

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

In connection with capital raising activities, we may be required to dilute our existing stockholders substantially. For example, since August 2008, we have issued an aggregate of 76,608,269 shares of our common stock in private and registered offerings, as well as warrants to purchase an aggregate of 13,279,028 shares of our common stock. As of September 30, 2013, we have 5,337,796 warrants outstanding. All of the shares of common stock we issued, as well as those shares issuable upon exercise of the warrants, are freely tradable pursuant to effective registration statements, making such shares available for immediate resale in the public market. In November 2012, we entered into a sales agreement with Cantor pursuant to which, from time to time, we may offer and sell shares of our common stock having an aggregate offering price of up to $50,000,000 through Cantor pursuant to a universal shelf registration statement that we filed in November 2012. Sales of our common stock, if any, under the agreement with Cantor may be made in sales deemed to be “at-the-market” equity offerings as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act, including sales made directly on or through the NASDAQ Global Select Market, the existing trading market for our common stock, sales made to or through a market maker other than on an exchange or otherwise, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, and/or any other method permitted by law, including in privately negotiated transactions. Sales of substantial amounts of shares of our common stock or other securities could lower the market price of our common stock.

Our stock price is likely to be volatile, and the market price of our common stock may decline in value in the future.

The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future. During the period from January 1, 2009 to September 30, 2013, our stock price has ranged from a low of $0.70 to a high of $12.95. Market prices for securities of early stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the results of our clinical trials of our protease inhibitors, sovaprevir and ACH-2684, our NS5A inhibitor, ACH-3102, and our nucleotide polymerase inhibitor, ACH-3422;

•	further developments relating to the FDA’s clinical hold on sovaprevir;

•	the results of clinical trials conducted by others on drugs that would compete with our drug candidates;

•	the announcements of those data, particularly at high profile medical meetings, and the investment community’s perception of and reaction to those data;

•	the ability of our drug candidates to be dosed safely in combination with other drugs and/or drug candidates, both ours and others;

•	the entry into, modification of, or termination of key agreements, or any new collaboration agreement we may enter;

•	market expectations about the timeliness of our entry into, or failure to enter, collaboration arrangements with third parties;

•	the entry by a potential third-party collaborator into an alliance with a competitor, or the entry by any other HCV drug developer into an alliance that may be perceived as competitive to us;

•	the continued industry consolidation of pharmaceutical companies developing HCV drug therapies, or the acquisition of any one of our HCV drug development competitors;

•	the premiums on other transactions and any significant increases or decreases of those premiums;

•	the results of regulatory reviews and actions relating to the approval of our drug candidates;

•	our failure to obtain patent protection for any of our drug candidates or the issuance of third party patents that cover our drug candidates;

•	the initiation of, material developments in, or conclusion of litigation including, without limitation, further developments relating to the ongoing purported class action lawsuits against us;

•	failure of any of our drug candidates, if approved, to achieve commercial success;

•	general and industry-specific economic conditions that may affect our business, financial condition and operations, including without limitation research and development expenditures;

•	the launch of drugs by others that would compete with our drug candidates;

•	the failure or discontinuation of any of our research programs;

•	issues in manufacturing our drug candidates or any approved products;

•	the introduction of technological innovations or new commercial products by us or our competitors;

•	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;

•	future sales of our common stock;

•	changes in the structure of health care payment systems;

•	period-to-period fluctuations in our financial results; and

•	low trading volume of our common stock.

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

In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies. Such litigation, if instituted, could result in substantial costs and diversion of management attention and resources, which could significantly harm our business operations and reputation. For example, we, and certain of our current and former officers, have been named as defendants in two purported class action lawsuits following our announcements regarding the FDA’s clinical hold related to sovaprevir, our clinical-stage drug candidate for the treatment of chronic hepatitis C viral infection. See “Part II, Item 1—Legal Proceedings” and “We are subject to litigation that could have an adverse effect on our business.”

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

ITEM 6.	EXHIBITS

31.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.*

32.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*	Submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets at September 30, 2013 and December 31, 2012 (unaudited), (ii) Statements of Comprehensive Loss for the three and nine months ended September 30, 2013 and 2012 (unaudited), (iii) Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 (unaudited), and (iv) Notes to Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACHILLION PHARMACEUTICALS, INC.

Date: November 12, 2013	/s/ Milind S. Deshpande
Milind S. Deshpande President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2013	/s/ Mary Kay Fenton
Mary Kay Fenton Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.*

32.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*	Submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets at September 30, 2013 and December 31, 2012 (unaudited), (ii) Statements of Comprehensive Loss for the three and nine months ended September 30, 2013 and 2012 (unaudited), (iii) Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 (unaudited), and (iv) Notes to Financial Statements (unaudited).