Form 10-K
period 2013-12-31
ACHILLION PHARMACEUTICALS INC
filed 2014-03-07
CIK 1070336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant on June 30, 2013 was approximately $621,300,473 based on the closing price of such stock as reported by the NASDAQ Global Select Market on June 28, 2013.

As of March 3, 2014, the registrant had 96,792,144 shares of Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III (except for information required with respect to our executive officers, which is set forth under “Part I, Item 1—Business—Executive Officers of the Registrant”) have been omitted from this report, as we intend to file with the Securities and Exchange Commission, not later than 120 days after the close of our fiscal year ended December 31, 2013, a definitive proxy statement for our annual meeting of stockholders to be held on June 3, 2014. Such information will appear in our definitive proxy statement and is incorporated by reference into this Annual Report on Form 10-K.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. All statements other than statements relating to historical matters (including statements to the effect that we “believe,” “expect,” “anticipate,” “plan,” “target,” “intend” and similar expressions) should be considered forward-looking statements. There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by forward-looking statements. These risks and uncertainties include those inherent in pharmaceutical research and development, such as adverse results in our drug discovery and clinical development activities, decisions made by the U.S. Food and Drug Administration and other regulatory authorities with respect to the development and commercialization of our drug candidates, our ability to obtain, maintain and enforce intellectual property rights for our drug candidates, the ability of our competitors to clinically advance their competing drug candidates, our ability to obtain any necessary financing to conduct our planned activities, and other risk factors. Please refer to the section entitled “Risk Factors” in Part I—Item 1A of this report for a description of these risks and uncertainties. Unless required by law, we assume no obligation to update these forward-looking statements to reflect events or circumstances that arise after the date hereof.

PART I

ITEM 1.	BUSINESS

Overview

We are a biopharmaceutical company that was established to discover, develop and commercialize innovative treatments for infectious diseases. Within the anti-infective market, we are currently focusing our efforts on developing commercially competitive, short-duration combination therapies for the treatment of chronic hepatitis C (HCV) infection that are administered once-daily, orally, and without ribavirin. Specifically, we are advancing:

•	ACH-3102, a NS5A inhibitor, currently in phase II clinical development, and the cornerstone of our genotype 1b strategy;

•	ACH-3422, a NS5B nucleotide polymerase inhibitor, currently being prepared for phase I clinical development, and the cornerstone of our broad genotypic strategy; and

•	ACH-2684, a NS3/4A protease inhibitor, currently being prepared for phase II clinical development.

In addition, prior to it being placed on clinical hold in June 2013 by the U.S. Food and Drug Administration, or FDA, we were also advancing another of our HCV drug candidates, sovaprevir, a NS3/4A protease inhibitor, in a then on-going phase II clinical trial and preparing for additional phase II clinical development. The FDA placed sovaprevir on clinical hold after elevations in liver enzymes were noted in a phase I healthy subject drug-drug interaction study evaluating the effects of concomitant administration of sovaprevir with ritonavir-boosted atazanavir. In accordance with the clinical hold, the FDA provided that no new clinical trials that included dosing with sovaprevir could be initiated, however, the FDA allowed continued enrollment and treatment of patients in a then-on-going phase II clinical trial. In September 2013, the FDA requested, among other things, additional analysis to more fully characterize sovaprevir pharmacokinetics and the intrinsic and extrinsic factors that may lead to higher than anticipated exposures of sovaprevir or other potential toxicities in addition to the observed liver enzyme elevations. The FDA has approved our plan of analysis and additional clinical, non-clinical and pharmacokinetic data that we intend to submit within the next several weeks. We anticipate comment from the FDA during the first half of 2014.

In addition to our HCV drug candidates, we have established a pipeline of certain antibacterial product candidates for which we have sought appropriate collaborative partners, and to which we are not currently devoting significant resources. We have also developed and out licensed certain development and commercialization rights to elvucitabine, for the treatment of both hepatitis B, or HBV, and human immunodeficiency virus, or HIV.

We have established our current HCV drug candidate pipeline entirely through our internal discovery capabilities. Through these efforts, we have identified the following portfolio of drug candidates which we intend to study in combination with each other and/or potentially in combination with compounds owned by others (subject, in the case of sovaprevir, to the FDA’s removal of the clinical hold described in this Annual Report on Form 10-K):

•

ACH-3102, a NS5A Inhibitor. In the first part of our business strategy, we are developing a combination drug regimen to address HCV genotype 1b, the most prevalent genotype of HCV in the world, based on use of ACH-3102, our pan-genotypic, second generation NS5A inhibitor, with one of our protease inhibitors. To date, we have completed two phase II 12-week clinical trials with ACH-3102 including the -007 trial with sovaprevir described below, which examined the use of ACH-3102 in combination with sovaprevir and ribavirin, and the -005 study, which examined the use of ACH-3102 with ribavirin alone. Results from these studies indicate that ACH-3102 is uniquely potent against HCV genotype 1b and was well tolerated with no drug-related serious adverse events. All patients in the -007 trial achieved a very rapid virologic response (vRVR) meaning undetectable levels of HCV RNA (less than 25 IU (international units)/ml) by week 2 of treatment. Also in the -007 study, all patients infected with HCV genotype 1b achieved both SVR4 and SVR12, meaning undetectable levels of HCV RNA 4 and 12 weeks after cessation of dosing, respectively. In patients infected with HCV genotype 1a, efficacy targets were not achieved and we are no longer developing this regimen for genotype 1a infection. As described below under “Sovaprevir, a NS3/4A Protease Inhibitor,” sovaprevir is currently on clinical hold with the FDA. In the -005 study, ACH-3102 in combination with ribavirin demonstrated potent anti-HCV activity even in the presence of multiple drug resistant mutations observed at baseline, and while vRVR was achieved by the majority of patients, SVR4 and SVR12 was not achieved in the majority of patients. To date, we have not been able to generate any resistant mutations to ACH-3102 in genotype 1b. ACH-3102 has been granted Fast Track status by the FDA. For further discussion of the FDA’s Fast Track program, see “Regulatory Matters—United States Review and Approval Processes” below.

•

ACH-3422, a NS5B Nucleotide Polymerase Inhibitor. In the second part of our business strategy, we are developing a regimen to address all HCV genotypes based on use of ACH-3422, our nucleotide prodrug inhibitor of HCV NS5B polymerase in combination with ACH-3102, our NS5A inhibitor, and with a NS3/4A protease inhibitor. In vitro, ACH-3422 has demonstrated excellent potency, with activity demonstrated across all genotypes of HCV and an EC50, or concentration effective enough to eliminate 50% of the virus, of approximately 50 to 65 nanomolar against genotype 1 HCV. We have completed a 28-day safety study in animals where no significant findings were noted. ACH-3422 appears to have high oral bioavailability, rapid uptake and conversion of the prodrug into the monophosphate within the liver, and a pharmacokinetic profile supportive of once-daily dosing. We plan to initiate a phase I first-in-human clinical trial outside the United States with ACH-3422 in the second quarter of 2014. We plan to initiate a clinical trial based on ACH-3422 in combination with other agents by the end of 2014 and in combination with other of our direct acting anti-virals, or DAAs, in the first quarter of 2015.

•

ACH-2684, a NS3/4A Protease Inhibitor. ACH-2684 has most recently completed phase Ib proof-of-concept clinical studies, including three segments: once-daily dosing in genotype 1, twice-daily dosing in patients with genotype 3, and once-daily dosing in patients with cirrhosis. Cirrhosis is an abnormal liver condition characterized by irreversible scarring of the liver. Once-daily doses of 400mg of ACH-2684 reduced viral load by a mean maximum 3.73 log10 in genotype 1 HCV patients. In addition, twice daily doses of 400mg of ACH-2684 reduced viral load by a maximal 2.03 log10 in patients with HCV genotype 3. Lastly, once-daily doses of 400mg administered for three days to HCV patients with cirrhosis achieved a mean maximum 3.67 log10 reduction in HCV viral load, similar to the antiviral activity achieved in non-cirrhotic genotype 1 HCV patients receiving the same dose of ACH-2684. ACH-2684 demonstrated good safety and tolerability in these phase Ib clinical studies, as well as in phase Ia studies in healthy volunteers. Development of ACH-2684 is included in both parts of our business strategy, first, with ACH-3102 as part of our genotype 1b strategy, and second, with ACH-3422 and ACH-3102 as part of our broad genotypic development strategy.

•

Sovaprevir, a NS3/4A Protease Inhibitor. We recently completed a randomized, double-blind phase II clinical trial that evaluated 12 weeks of treatment consisting of sovaprevir and our NS5A inhibitor, ACH-3102, with ribavirin for the treatment of genotype 1 HCV (the -007 trial). For further discussions of this trial please see “ACH-3102, a NS5A Inhibitor,” above. In June 2013, the U.S. Food and Drug Administration, or FDA, placed a clinical hold on sovaprevir after elevations in liver enzymes were noted in a phase I healthy subject drug-drug interaction study evaluating the effects of concomitant administration of sovaprevir with ritonavir-boosted atazanavir. In accordance with the clinical hold, the FDA provided that no new clinical trials that included dosing with sovaprevir could be initiated, however, the FDA allowed continued enrollment and treatment of patients in a phase II clinical trial evaluating 12-weeks of sovaprevir in combination with ACH-3102 and ribavirin for patients with treatment-naive genotype 1 HCV. In September 2013, the FDA requested, among other things, additional analysis to more fully characterize sovaprevir pharmacokinetics and the intrinsic and extrinsic factors that may lead to higher than anticipated exposures of sovaprevir or other potential toxicities in addition to the observed liver enzyme elevations. The FDA has approved our plan of analysis and additional clinical, non-clinical and pharmacokinetic data that we intend to submit within the next several weeks. We anticipate comment from the FDA during the first half of 2014.

We intend to continue to focus on the discovery and development of new drug candidates through our extensive expertise in biology and synthetic chemistry. Although significant additional funding and research and development will be required to support these efforts, we believe our drug discovery capabilities will allow us to further expand our product candidate portfolio, providing us with strong growth potential and, over time, reducing our reliance on the success of any single drug candidate.

We were incorporated on August 17, 1998 in Delaware. Since our inception, we have spent substantial research and development funds to develop our product pipeline and expect to continue to do so in the future. We incurred approximately $46.7 million, $39.0 million and $35.4 million in research and development costs for the years ended December 31, 2013, 2012, and 2011, respectively.

Our Strategy

Our objective is to become a leading infectious disease-focused biopharmaceutical company. In order to advance toward our objective, we are currently focused on developing commercially competitive, short-duration combination therapies for the treatment of HCV that are once-daily and ribavirin-free. Specifically:

•

ACH-3102 based Development Program for Genotype 1b. We are developing a combination drug regimen to address HCV genotype 1b, the most prevalent genotype of HCV in the world, based on use of ACH-3102, our pan-genotypic, second generation NS5A inhibitor, with our protease inhibitor, ACH-2684. We have completed two 12-week clinical trials with ACH-3102 including the -007 study, a phase II study evaluating ACH-3102 with sovaprevir and ribavirin, and the -005 study, a phase II study evaluating 12-weeks of once-daily ACH-3102 in combination with ribavirin. We believe ACH-3102 demonstrates the unique ability to suppress the HCV genotype 1b virus rapidly and without the emergence of any resistant mutations and when coupled with another DAA, such as ACH-2684, will provide a safe and effective regimen for the treatment of genotype 1b HCV. We are currently studying ACH-3102 with ACH-2684 in a drug-drug interaction study and plan to initiate a phase II clinical trial of this combination in mid-2014.

•

ACH-3422 based Development Program for all Genotypes. We believe that a nucleotide-based combination regimen, like ACH-3422 regimens, can effectively treat all HCV genotypes when dosed in combination with other DAAs. In the second quarter of 2014, we plan to begin dosing in a single ascending and multiple ascending dose phase I clinical study in healthy volunteers, followed immediately by phase Ib proof-of-concept clinical study in HCV-infected subjects. We plan to initiate a clinical trial based on ACH-3422 in combination with other agents by the end of 2014, and in combination with other of our DAAs in the first quarter of 2015.

Also as part of our ACH-3422-based development program, and in order to assess the pharmacokinetics and safety of our NS5A inhibitor, ACH-3102, in combination with a nucleotide, we plan to initiate combination studies using sofosbuvir, a recently approved nucleotide NS5B polymerase inhibitor marketed by Gilead Sciences under the brand name Sovaldi™. We expect to initiate these studies in the second quarter of 2014. These studies may provide information that will help determine the appropriate dosing and other aspects of our combination clinical studies using ACH-3422 and ACH-3102.

In addition, we intend to continue to leverage our expertise in synthetic chemistry, virology and microbiology to quickly and efficiently discover and develop additional anti-infective compounds. Our research team has discovered and advanced multiple clinical candidates in multiple infectious disease programs. For example, in our HCV protease program, we discovered both sovaprevir and ACH-2684. In our HCV NS5A program, we discovered ACH-3102. In our NS5B program, we discovered ACH-3422. In addition, we have discovered and advanced a number of other antibacterial and antiviral candidates to which we are no longer devoting resources or have out-licensed.

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

The market for anti-infective drugs can be divided into three main categories: antivirals, antibacterials (often referred to as antibiotics) and antifungals. To date, we have focused on the research and development of products for the antiviral and antibacterial markets and are currently focused on the development of antivirals for the treatment of chronic HCV infection.

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

Antiviral drug resistance is clinically managed by the administration of one or more potent DAA drugs and/or by enhancing the body’s immune system through treatment with an immune response modifier to apply the highest possible level of suppression against viral replication. These direct acting antiviral drugs prevent viral replication by disrupting processes that are essential for completion of a viral infection cycle. The most effective disruption generally results from the use of multiple drugs that have different mechanisms of action.

Our Drug Candidates

The following table summarizes key information regarding our lead HCV drug candidates:

Drug Candidate/ Indication	Mechanism	Stage of Development	Current Status	Current Marketing Rights
ACH-3102 Chronic Hepatitis C Infection	HCV NS5A inhibitor	Phase II

Two Phase IIa clinical trials completed in combination regimen with ribavirin alone and with sovaprevir and ribavirin; a phase I interaction study with ACH-2684 is ongoing; Combination proxy studies with Sovaldi™ anticipated to begin in the second quarter 2014

Achillion

ACH-3422 Chronic Hepatitis C Infection	HCV NS5B polymerase inhibitor	Phase I planned	Preclinical studies completed; phase I anticipated to begin second quarter 2014	Achillion

ACH-2684 Chronic Hepatitis C Infection	HCV NS3/4A protease inhibitor	Phase II planned	Phase Ia and Ib clinical trials completed; Drug-drug interaction study with ACH-3102 underway; phase II anticipated to begin third quarter 2014	Achillion

Sovaprevir Chronic Hepatitis C Infection	HCV NS3/4A protease inhibitor	Phase II	Two Phase IIa clinical trials completed in combination regimen with P/R and with ACH-3102 plus ribavirin. Currently on FDA clinical hold.	Achillion

Overview of HCV Market

The hepatitis-C virus is a common cause of viral hepatitis, which leads to inflammation of the liver. HCV infection is contracted by transmission through the blood of an infected person. Hepatitis due to HCV can result in an acute process in which a person is affected for only several months and then the virus is cleared from the body. However, the Department of Health and Human Services Centers for Disease Control, or CDC, estimates that 75% to 85% of newly infected individuals become chronically infected following exposure. HCV disease progression then occurs over a period of 20 to 30 years during which patients are generally asymptomatic until they experience late-stage disease, meaning they exhibit no symptoms of the disease. Chronic hepatitis can lead to permanent liver damage, which can result in the development of liver cancer, liver failure or death. Estimates by the World Health Organization indicate that over 150 million individuals worldwide are chronically infected with HCV.

Until 2011, the standard of care for patients with chronic HCV infection consisted of treatment with a combination of long-acting, pegylated forms of interferon alpha, a modified version of a protein that occurs naturally in the human body and boosts the immune system’s ability to fight viral infection, administered through weekly injections, coupled with daily, oral doses of ribavirin, together referred to as P/R. The duration of treatment for patients infected with non-genotype 1 virus is six months and results in undetectable viral load and normalization of liver function markers in up to 80% of patients receiving a full course of treatment. However, in individuals infected with the genotype 1 virus, 12 months of treatment is required and is only successful in approximately 40-50% of patients receiving a full course of treatment.

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

We believe the lessons learned from the treatment of HIV infection, specifically the improved antiviral response achieved through the use of combination therapies, are relevant for the treatment of HCV due to its rapid replication and high frequency of mutations. One common approach to the discovery of new therapies to treat HCV focuses on the inhibition of viral proteins essential to the completion of the HCV replication cycle. Many drug developers have focused on three of the HCV proteins: protease or NS3, polymerase or NS5B, and another protein, NS5A. The goal of HCV drug development is to discover and develop molecules that have a high affinity for binding to these enzymes thereby inhibiting enzymatic activity and, in turn, inhibiting viral replication. Each of these inhibitor types have demonstrated in clinical trials a significant viral load reduction in infected patients. Many experts believe that these drugs, if approved, will need to be used in combination with other drugs in order to improve upon the efficacy obtained with the current standard of care.

In 2011, two DAA protease inhibitors were introduced to the market. These compounds, boceprevir (Victrelis®) and telaprevir (Incivek®), were approved only for the treatment of patients with HCV genotype 1 and remain dosed in combination with P/R. In December 2013, another NS3/4A protease inhibitor, simiprevir (Olysio™), and a NS5B nucleotide polymerase inhibitor, sofosbuvir (Sovaldi™), were also approved for treatment of patients with HCV genotype 1 in combination with P/R. Sofosbuvir was also approved for use with ribavirin alone for use in treatment of patients with HCV genotype 2. These treatment regimens for HCV offers improved SVR rates for patients of the appropriate genotype who can tolerate the triple combination therapy. However, a majority of individuals with HCV are unable to be treated with this regimen due to contraindications to one or more of the drugs used, such as advanced liver disease or psychiatric conditions. Further, the occurrence of side effects, both from P/R and some of the newly marketed DAAs, some of which can be serious and dose-limiting, combined with the inconvenient treatment regimen can result in many patients being non-compliant with their therapy or not completing therapy at all.

Despite the challenges of suboptimal efficacy, poor tolerability by some patients, and inability to combine with certain concomitant medications, sales for boceprevir (Victrelis®) and telaprevir (Incivek®) totaled $400 million and $1.0 billion globally, respectively, in 2013 and $500 million and $1.6 billion globally, respectively, in 2012. In addition, the launch of the most recent market entrant, sofosbuvir (Sovaldi™) by Gilead in December 2013 indicates that the full first year sales of that compound may exceed $6.0 billion globally. It is anticipated that with the introduction of all-oral combination regimens with broad genotypic coverage in 2015 and beyond, the HCV DAA market will grow to over $25 billion by 2020 in the United States, European Union and Japan.

The less than optimal antiviral efficacy, potential for dose-limiting side effects, contraindications and inconvenient dosing regimen of the currently available P/R/DAA combination therapy illustrate the unmet medical need of the HCV patient population. Therefore, important goals for new HCV therapies are to:

•	improve efficacy against the genotype 1 virus, particularly the more-challenging genotype 1a, and to develop all oral treatments for patients infected with HCV genotypes 2, 3, 4, 5 and 6;

•	offer interferon-free therapies;

•	shorten treatment durations;

•	offer a treatment response in patients who have failed a P/R-containing regimen;

•	offer therapies to which patients do not develop drug resistance;

•	offer therapies to patients with cirrhosis;

•	reduce the magnitude of treatment-related adverse side effects; and

•	offer a more convenient, orally available, treatment option.

We believe our NS3/4A protease inhibitors can be used in combination with our NS5A inhibitor for the treatment of HCV patients, and that this combination therapy has the potential to address many of these treatment goals.

NS5A Inhibitor for Chronic Hepatitis C Infection

We believe combination therapy for the treatment of chronic HCV infection will benefit from drugs that inhibit HCV replication through complementary mechanisms of action. Therefore, we have leveraged our experience in HCV drug discovery to identify NS5A inhibitors, NS5B polymerase inhibitors and NS3/4A protease inhibitors that are distinct in their efficacy, resistance profile and/or pharmacokinetic profile.

In a proprietary program against hepatitis C infection, we have discovered and developed a potent inhibitor of the HCV NS5A protein. The NS5A protein serves multiple functions at various stages of the viral life cycle including involvement in virion production, interacting with host proteins and is implicated in interferon-resistance. Inhibition of NS5A is a clinically validated mechanism of action.

NS5A Inhibitor ACH-3102

In vitro, ACH-3102 demonstrates potency at picomolar concentrations in both genotypes 1a and 1b, the genotypes most prevalent in the United States. Other NS5A inhibitors have been challenged to show continued potency against the difficult-to-treat genotype 1a. The compound has also demonstrated activity against all other known genotypes (2, 3, 4, 5 and 6). ACH-3102 has also operated synergistically with both NS3/4A protease and NS5B polymerase inhibitors in in vitro studies.

We believe ACH-3102 has the following benefits:

•

Virology. ACH-3102 is highly specific for inhibition of the NS5A non-structural protein of the hepatitis C virus necessary for viral replication. In clinical studies, the compound has demonstrated robust antiviral activity as a single agent, and in combination with ribavirin, even in the presence of pre-existing resistance mutations, ACH-3102 has demonstrated rapid viral load reduction in HCV patients. To date, in both clinical and laboratory testing, genotype 1b patients treated with ACH-3102 have not generated any resistance mutations in the face of treatment with ACH-3102.

•	Pharmacokinetics and Metabolism. Pharmacokinetics studies suggest that ACH-3102 will be dosed once daily.

•	Safety. In animal studies completed in two species for periods up to three months, ACH-3102 demonstrated high safety margins with minimal dose-related effects even at high drug exposures.

The following table shows the relative potency of ACH-3102, as measured by the effective concentration required to reduce viral levels by at least 50%, or EC50, compared to data reported for a leading compound under clinical development in this class by Bristol-Myers Squibb:

	EC50 (pM) in Replicon Assay
	Genotype 1b	Genotype 1a
ACH-3102	5.1	26
Daclatasvir	2.9	60

Importantly, ACH-3102 has demonstrated ten to one-hundred-fold improvement in efficacy against the common resistance mutations compared to daclatasvir.

Clinical Development History

Phase I Clinical Trials. In March 2012, we filed an Investigational New Drug, or IND, application for ACH-3102 and initiated clinical development in May 2012. In September 2012, we reported both preliminary safety and efficacy results from phase I clinical trials of ACH-3102. In total, 42 healthy volunteers received a single dose of ACH-3102, and 32 healthy volunteers received doses ranging from 25 mg to 1,000 mg, or 14 days of once daily ACH-3102, with dose regimens evaluating day 1 doses of 25 mg to 300 mg and subsequent doses on days 2 to 14 ranging from 25 mg to 100 mg. Data from both the single and multiple ascending dose groups demonstrated that ACH-3102 was well tolerated. No drug-related serious adverse events were reported and there were no patient discontinuations.

In September 2012, we announced proof-of-concept efficacy results evaluating a single dose of ACH-3102 in patients with genotype 1a HCV. In all, 12 patients were treated with a single dose of either 50 mg, 150 mg, or 300 mg of ACH-3102, with a mean maximum decline in HCV RNA 3.78, 3.52, and 3.93 log10 achieved, respectively. An assessment of clinical virology, whereby the genetic sequencing of the HCV virus obtained from patient samples was analyzed, revealed that at baseline one patient had a L31M mutation and another had a Y93C mutation. Both of these mutations have been previously reported to convey a high level of resistance to first-generation NS5A inhibitors that was not observed following exposure to ACH-3102. No drug-related serious adverse events were reported and there were no patient discontinuations.

Phase II Clinical Trials. We have completed two 12-week clinical trials with ACH-3102. In the first, the -005 trial, we studied ACH-3102 in an open-label trial evaluating 12-weeks of once-daily ACH-3102 in combination with ribavirin for the treatment of HCV genotype 1b. The study enrolled 8 treatment-naïve patients with genotype 1b HCV who received 225 mg of ACH-3102 on day 1 followed by 75 mg of ACH-3102 once daily on subsequent days in combination with twice daily ribavirin. The primary objective of the trial was to determine the safety of this dosing regimen and the sustained virologic response 12 weeks after the completion of 12 weeks treatment with secondary endpoints assessing pharmacokinetics, pharmacodynamics, and other virologic endpoints including undetectable levels of virus at four weeks, or rapid virologic response, (RVR), and undetectable levels of virus at end of treatment, (ETR). Results from that trial revealed that 75% of patients (6 of 8) achieved RVR and 75% of patients (6 of 8) achieved ETR. Three of 8 patients achieved SVR12. Patients who did not achieve RVR demonstrated multiple viral mutations at baseline, meaning before entering the clinical trial, that would be consistent with prior treatment with an NS5A inhibitor that gave rise to those resistant mutations. No patients experienced viral breakthrough or viral relapse. No drug-related serious adverse events were reported and there were no patient discontinuations.

In a second phase IIa clinical study, the -007 study, a double-blind, placebo-controlled phase II study evaluating the safety, tolerability and efficacy of 12 weeks of sovaprevir, ACH-3102, and ribavirin in treatment-naïve patients with chronic genotype 1a or genotype 1b HCV, each subtypes of genotype 1. Thirty patients were enrolled and randomized to receive a combination of either 200 mg or 400 mg sovaprevir once daily in combination with a 150 mg loading dose followed by a 50 mg daily dose of ACH-3102, and twice daily doses of ribavirin, or matching placebos. The primary endpoints for the trial include safety, tolerability, and sustained viral response both 4 and 12 weeks after the completion of dosing (SVR4 and SVR12). The trial was conducted at sites in the United States, Canada, New Zealand and Australia. Data indicate that all patients achieved a very rapid virologic response (vRVR) meaning undetectable levels of HCV RNA (less than 25 IU (international units)/ml) by week 2. The RVR rate among patients infected with genotype 1a HCV (5 of 8) did not meet our strategic objectives for the regimen; therefore, we are no longer utilizing this combination for treatment of patients with genotype 1a HCV. In January 2014, we announced that 100% of patients infected with genotype 1b HCV achieved both SVR4 and SVR12. There have been no graded increases in liver function tests, including those measurements referred to as ALT or AST, for patients receiving active treatment to date. No drug-related serious adverse events were reported and there were no patient discontinuations. As described below under “Sovaprevir, a NS3/4A Protease Inhibitor,” sovaprevir is currently on clinical hold with the FDA.

Preclinical Development History

In preclinical studies, ACH-3102 has demonstrated potent pan-genotypic activity, meaning activity against HCV subtypes referred to as genotypes 1 through 6, including excellent activity against both genotype 1a and known mutant variants of genotype 1 HCV.

In both 14-day and three month preclinical studies, ACH-3102 has demonstrated high safety margins in animals with minimal dose-related side effects in both single ascending dose and multiple dose trials. A long-term six month preclinical study is on-going.

NS5B Nucleotide Polymerase Inhibitor for Chronic Hepatitis C Infection

In another proprietary program against hepatitis C infection, we have discovered and developed a series of prodrugs that, when metabolized to the triphosphate form, serve as defective substrates for a viral protein called polymerase, thereby inhibiting viral RNA synthesis, or preventing the virus from replicating its genetic material.

NS5B Polymerase Inhibitor ACH-3422

In vitro, ACH-3422 demonstrates highly potent activity against all HCV genotypes. The following table shows the relative potency of ACH-3422, as measured by the effective concentration required to reduce viral levels by at least 50%, or EC50, compared side by side to a recently approved drug, sofosbuvir (Sovaldi™), developed and marketed by Gilead Sciences:

	EC50 (nM) in Replicon Assay
	Genotype 1a	Genotype 1b	Genotype 2	Genotype 3	Genotype 4
ACH-3422	74	51	107	14	25
Sofosbuvir	223	66	106	98	78

We believe ACH-3422 has the following benefits:

•

Virology. Data indicate that ACH-3422 is highly specific for inhibition of HCV polymerase, a protein necessary for viral replication. ACH-3422 is also highly potent, inhibiting HCV genotypes 1b, 1a, 2, 3 and 4 at lower concentrations than sofosbuvir.

•

Pharmacokinetics and Metabolism. In laboratory and animal studies, ACH-3422 has demonstrated rapid conversion of the prodrug, the form of drug ingested by the subject, to the monophosphate, the active form of the drug in liver cells. Pharmacokinetics studies suggest that ACH-3422 will be dosed once daily.

•

Safety. In animal studies completed in two species for periods up to 28 days, ACH-3422 demonstrated high safety margins with minimal dose-related effects even at high drug exposures. Further, in laboratory studies, ACH-3422 demonstrated low risk of showing mitochondrial toxicity, a toxicity known to have made other drug candidates unsafe for further clinical development.

Preclinical Development History

In preclinical studies, ACH-3422 has demonstrated potent pan-genotypic activity including excellent activity against both genotype 1a and known mutant variants of genotype 1 HCV.

In 28-day preclinical studies, ACH-3422 has demonstrated high safety margins in animals with minimal dose-related side effects in both single ascending dose and multiple dose trials. Long-term three month preclinical studies are expected to be initiated during second quarter 2014.

Protease Inhibitors for Chronic Hepatitis C Infection

Our HCV protease inhibitors, ACH-2684 and sovaprevir, were discovered by our internal research team. The compounds have demonstrated strong in vitro potency and good safety profiles in animals. In clinical trials completed to date, the compounds have demonstrated efficacy and safety in human subjects infected with HCV.

NS3/4A Protease Inhibitor ACH-2684

We are developing ACH-2684, a NS3/4A protease inhibitor for use in combination with our NS5A inhibitor, ACH-3102, and/or use in combination with our NS5B nucleotide polymerase inhibitor, ACH-3422.

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

The very high potency of ACH-2684 was achieved by designing the compound to optimize the way in which it binds with NS3/4A protease. We have demonstrated in vitro that ACH-2684 can be used in combination with other HCV inhibitors, and that it is synergistic with NS5B nucleotide polymerase inhibitors and NS5A inhibitors.

We believe ACH-2684 has the following benefits:

•

Potency. Data obtained in the standard laboratory assays used to determine anti-HCV activity against the genotype 1 virus demonstrate that ACH-2684 has potency at inhibitory concentrations less than 100 picomolar and is 3000-fold more potent than telaprevir.

•

Pan-genotypic potency. Our in vitro testing indicates that ACH-2684 is potent against all genotypes of HCV virus. Our clinical testing to date has indicated that ACH-2684 is effective against genotype 1 and, to a lesser degree, genotype 3. Additional dose-ranging studies are on-going to further explore and optimize the ability of ACH-2684 to address all genotypes.

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

Clinical Development History

In May 2011, we initiated a phase I clinical study to investigate the safety, tolerability, pharmacokinetic profile and antiviral activity of ACH-2684. We tested healthy volunteers in a single ascending dose (SAD) segment with doses ranging from 10 mg once daily to 300 mg twice daily. ACH-2684 demonstrated good safety and tolerability. The first cohorts of HCV-infected genotype 1 patients were enrolled thereafter and treated with ACH-2684 administered once-daily at 400 mg. HCV-infected patients with genotype 3 were also enrolled and dosed twice-daily with 400mg of ACH-2684.

In January 2012, we announced proof-of-concept with ACH-2684 in both genotype 1, where the compound demonstrated a mean maximum 3.73 log10 reduction in patient viral load, and in genotype 3 with a maximum HCV RNA viral load reduction of 2.03 log10.

In November 2012, we announced that ACH-2684, in a third phase Ib clinical study of once-daily doses of 400mg administered for three days to HCV patients with cirrhosis achieved a mean maximum 3.67 log10 reduction in HCV RNA (range 3.10-4.40 log10) as compared to 0.22 log10 reduction for placebo. This result was similar to the antiviral activity achieved in non-cirrhotic genotype 1 patients receiving the same dose of ACH-2684.

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

Protease Inhibitor Sovaprevir

We have also discovered and are developing sovaprevir, a NS3/4A protease inhibitor, originally known as ACH-1625. In June 2013, the FDA, placed a clinical hold on sovaprevir after elevations in liver enzymes were noted in a phase I healthy subject drug-drug interaction study evaluating the effects of concomitant administration of sovaprevir with ritonavir-boosted atazanavir. In accordance with the clinical hold, the FDA provided that no new clinical trials that included dosing with sovaprevir could be initiated, however, the FDA allowed continued enrollment and treatment of patients in a then-on-going phase II clinical trial. In September 2013, the FDA requested, among other things, additional analysis to more fully characterize sovaprevir pharmacokinetics and the intrinsic and extrinsic factors that may lead to higher than anticipated exposures of sovaprevir or other potential toxicities in addition to the observed liver enzyme elevations. The FDA has approved our plan of analysis and additional clinical, non-clinical and pharmacokinetic data that we intend to submit within the next several weeks. We anticipate comment from the FDA during the first half of 2014.

We believe sovaprevir has the following benefits:

•

Potency and Specificity. Data obtained in the standard laboratory assays used to determine anti-HCV activity against the genotype 1 virus, the most common HCV virus subtype found in the United States, demonstrated that sovaprevir has several times greater potency in vitro than either the Victrelis® (boceprevir) or Incivek® (telaprevir), recently approved HCV protease inhibitors. In addition, in preclinical studies, sovaprevir demonstrated no cross resistance with other classes of inhibitors in development, meaning that sovaprevir could ultimately be dosed in combination with those other classes of drugs. In human clinical studies, sovaprevir was demonstrated to reduce viral load by up to 5.12 log10 and achieve 100% complete early virologic response, cEVR, in patients dosed over 12 weeks in combination with P/R.

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

•

Durability. A clinical virology analysis revealed that treatment with sovaprevir does not give rise to certain viral mutations commonly seen with treatment with other protease inhibitors and patients did not demonstrate rebound of viral load or breakthrough during treatment. For this reason, we believe sovaprevir has the potential to provide a more durable treatment option for HCV patients.

•

Pharmacokinetics. In laboratory and animal studies, sovaprevir is rapidly and extensively partitioned to the liver, the organ of infection in HCV. After oral dosing, the liver concentration of sovaprevir at the twenty-four hour time point exceeds the EC50 observed in the replicon assay, the standard analysis used to determine the amount of drug necessary to inhibit a viral pathogen. Based upon these data, we designed clinical trials to test once daily oral doses of sovaprevir. Clinical studies subsequently confirmed that sovaprevir can be successfully dosed once-daily.

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

In December 2009, we announced proof-of-concept data from the phase Ib segment of this study. Subjects in the first dosing cohort of HCV-infected patients received doses of 600 mg twice daily (n=9, randomized to 6 active drug, 3 placebo). Preliminary results showed that a mean reduction in viral load of 3.94 log10 was achieved in the treatment group, as compared to a mean reduction of 0.22 log10 in the placebo group. All subjects in the treatment group had viral load decline between 3.0 and 4.5 log10, and two subjects reached undetectable levels of HCV RNA. Safety results from this dosing group were similar to those observed in the phase Ia segment of the trial. There were no serious adverse events and no clinically significant changes in vital signs, ECGs, or laboratory evaluations. All reported adverse events were classified as mild or moderate, were transient and showed no apparent dose relationship. Furthermore, all patients had viral loads that remained suppressed for at least 7 days after dosing was completed, maintaining a mean reduction of more than 2.0 log10 from baseline through day 12, the last day of viral load measurement in the study.

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

In April 2012, we announced that sovaprevir was demonstrated to achieve cEVR in 94% to 100% of patients. Mean viral load, a measurement of the amount of virus in the blood stream, was reduced in HCV-infected patients by 4.56 log10 to 5.08 log10 , or reduction of over 99.9% of the virus. Sovaprevir continued to be safe and well-tolerated with no significant drug-related adverse events. Liver enzyme elevations were transient with all patients returning to baseline values while on treatment, and attributable to non-drug-related factors.

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

See “NS5A Inhibitor for Chronic Hepatitis C Infection—NS5A Inhibitor ACH-3102” for a discussion of the phase IIa clinical study of sovaprevir with ACH-3102 and ribavirin.

These results are based on a small number of patients in an early-stage clinical trial and are not necessarily predictive of results in later-stage clinical trials with larger and more diverse patient populations.

Drug Discovery Programs and Capabilities

We have successfully advanced seven drug candidates into human clinical trials, with two additional drug candidates in late-stage preclinical studies. We discovered eight of these nine drug candidates in house by applying our expertise in biology and synthetic chemistry. We intend to continue to capitalize on our internal drug discovery and development capabilities to expand our product candidate portfolio.

From early lead identification through clinical candidate selection, we have coupled our knowledge base in genomic replication targets with an integrated drug discovery infrastructure to aid in the rapid advancement of our discovery programs.

Target Selection and Assay Development

We are focused on addressing unmet medical needs with an emphasis on inhibiting essential proteins or enzymes with small molecule inhibitors. We select targets for our drug discovery programs based upon the relevance of the target to key steps within the viral replication cycle, our ability to develop appropriate assays for early assessment of potency, selectivity and safety and have confidence in our ability to identify small molecules that can be optimized within a reasonable time period to become drug candidates. We have developed proprietary assays for identification and optimization of small molecule inhibitors of viral genomic replication.

Compound Synthesis, Hit Identification and Lead Optimization

Our focused compound library contains a diverse set of molecules that have been synthesized for the principal purpose of inhibiting genomic replication in viruses. We have developed the following tools that enable us to manage our compounds efficiently and advance our programs:

•	AACP (Achillion Automated Chemistry Platform) is a proprietary software that facilitates synthesis of thousands of small molecules in parallel by automating several cumbersome steps involved;

•	CART (Compound Acquisition and Repository Tracking) streamlines our scientists’ ability to select and acquire compounds for lead identification;

•

CHEM-ACH is a data mining software that allows analysis of Achillion’s proprietary compounds and their biological activities. Such analysis helps in studying the structure-activity relationships and designing and synthesizing compounds for lead optimization;

•

CIDM (Competitive Intelligence & Data Mining) is a web application. It analyzes publicly available information to display competitive information including clinical and preclinical development activities, intellectual property and scientific literature;

•

HCVWiki is an in-house database of ongoing and completed HCV therapy clinical trial designs and results. It also has an in-house developed, user friendly interface for accessing and analyzing this data; and

•

PSTS (Preclinical Study Tracking System) is a web interface which is used for accessing the details of our preclinical studies. It allows scientists to enter, modify, and query preclinical study documents.

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

Competition

We are engaged in a segment of the pharmaceutical industry that is highly competitive and rapidly changing. We face potential competition from many different sources pursuing the development of novel drugs that target infectious diseases generally and HCV in particular, including both major and specialty pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research organizations. We face, and expect to continue to face, intense and increasing competition as new products enter the market and advanced technologies become available. In addition to currently approved drugs, there are a significant number of drugs that are currently under development and may become available in the future for the treatment of HCV. Additionally, there may be competitive drugs currently under development of which we are not aware.

If approved, our NS5A inhibitor, ACH-3102, our nucleotide polymerase inhibitor, ACH-3422, and our protease inhibitors, ACH-2684 and sovaprevir, would compete with drugs currently approved for the treatment of HCV, i.e., the interferon-alpha-based products from Roche (Pegasys and Roferon-A) or Merck (Intron-A or Peg-Intron), the ribavirin-based products from Merck (Rebetrol), Roche (Copegus) and generic versions sold by various companies, as well as DAAs such the protease inhibitors telaprevir by Vertex (Incivek®), boceprevir by Merck (Victrelis®) and simeprevir (Olysio™) by Johnson and Johnson and recently-approved nucleotide polymerase inhibitor sofosbuvir (Sovaldi™) by Gilead Sciences.

If approved, our drug candidates may also compete with other treatments currently in development to treat HCV infection in multiple classes including protease inhibitors, polymerase inhibitors (nucleoside, nucleotide, and non-nucleoside), NS5A inhibitors and cyclophilin inhibitors. Competing drug candidates for the treatment of HCV, or combinations of drug candidates, are being developed by companies such as Abbvie, Astra-Zeneca, Boehringer Ingelheim, Bristol-Myers Squibb, Enanta, Gilead, GlaxoSmithKline, Idenix, Johnson & Johnson, Presidio, Medivir, Merck, Novartis, Pfizer, Roche, Valeant and Vertex.

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

Mergers and acquisitions in the pharmaceutical and biotechnology industry may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

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

Our success will depend significantly on our ability to:

•	obtain and maintain patent and other proprietary protection for the technology, inventions, improvements and know-how we consider important to our business;

•	defend and enforce our patents;

•	preserve the confidentiality of our trade secrets; and

•	operate without infringing the valid and enforceable patents and proprietary rights of third parties.

We hold issued patents and pending patent applications in the United States, and in foreign countries we deem appropriate, covering intellectual property developed as part of our research and development programs.

Our hepatitis C patent portfolio currently includes the following:

	Issued Patents	Provisional Patent Applications	Pending Non-Provisional Applications	Pending PCT Applications
U.S.	7	7	5	—
Foreign	10	—	86	—

These patents and patent applications, if issued, will expire on various dates between 2024 and 2032. The patent applications contain claims directed to classes of compounds, methods of use, mechanism of action, and research assays. Our HCV patents and patent applications are filed in 24 different countries.

In addition, we have obtained non-exclusive licenses to HCV drug discovery patents and patent applications owned by Apath, L.L.C., and ReBlikon, GmbH.

Our antibacterial patent portfolio currently includes the following:

	Issued Patents	Provisional Patent Applications	Pending Non-Provisional Applications	Pending PCT Applications
U.S.	7	1	2	—
Foreign	50	—	25	1

These patents and patent applications, if issued, will expire on various dates between 2024 and 2032. The patent applications contain claims directed to classes of compounds, methods of use, and processes for synthesis. Our antibacterial patents and patent applications are filed in 42 different countries.

In 2012, we entered into a license and development agreement with ORA, Inc. (Ora) for the worldwide development and commercialization of ACH-702 delivered topically or locally. Under the terms of the agreement, Ora has assumed development and regulatory responsibility and associated costs for ACH-702 and we will be eligible to receive development and commercialization milestones and royalties on net sales, if any.

Our HIV patent portfolio currently includes the following:

	Issued Patents	Provisional Patent Applications	Pending Non-Provisional Applications	Pending PCT Applications
U.S.	8	—	—	—
Foreign	31	—	7	—

We either own or hold exclusive worldwide licenses from Yale University and Emory University to these patents and patent applications. The patents and patent applications, if issued, will expire on various dates between 2014 and 2025. The issued U.S. patents contain claims directed to elvucitabine chemical compound, method of use, synthesis, and formulation. The HIV patents and patent applications are filed in 32 different countries.

In 2010, we entered into a license agreement for elvucitabine with GCA Therapeutics, Ltd. (GCAT) for the treatment of both Hepatitis B, or HBV, and HIV infection. The exclusive license grants GCAT the right, through its Chinese joint venture with Tianjing Institute of Pharmaceutical Research, or TIPR, to clinically develop and commercialize elvucitabine in mainland China, Hong Kong and Taiwan. Under the terms of the agreement, GCAT, through a sublicense agreement with its Chinese joint venture, T & T Pharma Co., Ltd., formed with TIPR, will assume all development and regulatory responsibility and associated costs for elvucitabine, and we will be eligible to receive development milestones and royalties on net sales, if any, in those territories.

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

United States Drug Development Process

Once a pharmaceutical candidate is identified for development it enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies. Prior to beginning human clinical trials, an IND sponsor must submit an IND to the FDA. The IND sponsor must submit the results of the preclinical tests, together with manufacturing information and analytical data, to the FDA as part of the IND. Some preclinical or nonclinical testing may continue even after the IND is submitted. In addition to including the results of the preclinical studies, the IND will also include a protocol detailing, among other things, the objectives of the first phase of clinical development, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated, if the first phase lends itself to an efficacy evaluation. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the trial. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA may, at any time, impose a clinical hold on ongoing clinical trials. If the FDA imposes a clinical hold, clinical trials cannot commence or recommence without FDA authorization and then only under terms authorized by the FDA.

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

The FDA has various programs including Fast Track, breakthrough therapy, priority review and accelerated approval that are intended to expedite the development and review of drug candidates, and/or provide for approval on the basis of surrogate endpoints. Even if a drug candidate qualifies for one or more of these programs, the FDA may later decide that the drug candidate no longer meets the conditions for qualification or that the time period for FDA review or approval will not be shortened. Generally, drug candidates that may be eligible for these programs are those for serious or life-threatening conditions, those with the potential to address unmet medical needs or those that offer meaningful benefits over existing treatments.

Fast Track is a process designed to facilitate the development, and expedite the review of drug candidates to treat serious diseases and fill an unmet medical need. Breakthrough therapy requires preliminary clinical evidence that demonstrates the drug may have substantial improvement on at least one clinically significant endpoint over available therapy. A breakthrough therapy designation conveys all of the fast track program features, as well as more intensive FDA guidance on an efficient drug development program. Priority review is designed to give drug candidates that offer major advances in treatment or provide a treatment where no adequate therapy exists an initial review within six months as compared to a standard review time of ten months. Although Fast Track, breakthrough therapy and priority review do not affect the standards for approval, the FDA will attempt to facilitate early and frequent meetings with a sponsor of a Fast Track designated drug candidate and expedite review of the application for a drug candidate designated for priority review. Accelerated approval provides an earlier approval of drugs to treat serious diseases and that fill an unmet medical need based on a surrogate endpoint, which is a laboratory measurement or physical sign used as an indirect or substitute measurement representing a clinically meaningful outcome. As a condition of approval, the FDA may require that a sponsor of a product receiving accelerated approval perform post-marketing clinical trials.

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

Employees

As of March 3, 2014, we had 61 full-time employees and 1 part-time employee, 25 of whom hold doctoral degrees. Approximately 42 of our employees are engaged in research and development, with the remainder engaged in administration, finance and business development functions. None of our employees is represented by a labor union or covered by collective bargaining agreements. We believe our relations with our employees are good.

Available Information

Our Internet address is www.achillion.com. We are not including the information contained in our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our web site our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file such materials with the Securities and Exchange Commission, or the SEC. We also make available on our website our corporate governance guidelines, the charters for our audit committee, nominating and corporate governance committee and compensation committee and audit committee, and our code of business conduct and ethics, which applies to our directors, officers and employees, and such information is available in print and free of charge to any of our stockholders who requests it. In addition, we intend to disclose on our website any amendments to, or waivers from, our code of business conduct and ethics that are required to be publicly disclosed pursuant to rules of the SEC.

Executive Officers of the Registrant

Name	Age	Position
Milind S. Deshpande, Ph.D.	57	President and Chief Executive Officer, Director
Mary Kay Fenton	50	Executive Vice President and Chief Financial Officer
David Apelian, M.D., Ph.D.	48	Executive Vice President and Chief Medical Officer
Gautam Shah, Ph.D.	57	Executive Vice President and Chief Compliance Officer
Joseph Truitt	49	Executive Vice President and Chief Commercial Officer

Milind S. Deshpande, Ph.D., President and Chief Executive Officer. Dr. Deshpande was appointed our President and Chief Executive Officer in May 2013, at which time he was also elected to our board of directors. Prior to that, he was our President of Research and Development and Chief Scientific Officer. Prior to joining Achillion in September 2001, Dr. Deshpande was Associate Director of Lead Discovery and Early Discovery Chemistry at the Pharmaceutical Research Institute at Bristol-Myers Squibb, a pharmaceutical company, from 1991 to 2001, where he managed the identification of new clinical candidates to treat infectious and neurological diseases. From 1988 to 1991, he held a faculty position at Boston University Medical School. Dr. Deshpande is on the board of directors of Spero Therapeutics, a biotechnology company. Dr. Deshpande received his Ph.D. in Organic Chemistry from Ohio University, following his undergraduate education in India.

Mary Kay Fenton, Executive Vice President and Chief Financial Officer. Prior to joining Achillion in October 2000, Ms. Fenton, a certified public accountant, held various positions within the Technology Industry Group at PricewaterhouseCoopers LLP, an independent registered public accounting firm, from 1991 to 2000, most recently as Senior Manager responsible for the life sciences practice in Connecticut. Prior to 1991, Ms. Fenton was an economic development associate in the nonprofit sector. Ms. Fenton is on the Executive Committee of the board of directors of Connecticut Business and Industry Association, a representative business organization. Ms. Fenton holds an M.B.A. in Finance from the Graduate School of Business at the University of Connecticut and an A.B. in Economics from the College of the Holy Cross.

David Apelian, Executive Vice President and Chief Medical Officer. Prior to Joining Achillion in May 2013, Dr. Apelian was Senior Vice President and Chief Medical Officer at GlobeImmune, a biopharmaceutical company, from 2005 to 2013, where he was responsible for clinical development, regulatory affairs, clinical immunology, development of companion diagnostics, as well as target discovery and preclinical research. Prior to GlobeImmune, Dr. Apelian was Clinical Director in the Infectious Diseases Group at Bristol-Myers Squibb, a pharmaceutical company, serving as medical co-lead for the clinical development and NDA submission of entecavir for chronic hepatitis B viral infection. Prior to BMS, Dr. Apelian served as Clinical Director in the Department of Hepatology/Gastroenterology at Schering Plough, a pharmaceutical company, coordinating a supplemental NDA filing for interferon alpha-2b and ribavirin for the treatment of pediatric patients with chronic hepatitis C viral infection. Dr. Apelian completed his residency training in Pediatrics at New York Hospital, Cornell Medical Center. He received his M.D. from the University of Medicine and Dentistry of New Jersey, and his Ph.D. in Biochemistry and B.A. from Rutgers University. He also holds an M.B.A. from Quinnipiac University.

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

Joseph Truitt, Executive Vice President and Chief Commercial Officer. Prior to joining Achillion in January 2009, Mr. Truitt was Vice President of Business Development and Product Strategy for Lev Pharmaceuticals, Inc., a biotechnology company, from October 2007 to December 2008. From July 2006 through September 2007, he served as Lev’s Vice President of Sales and Marketing and led the build out of the commercial team and infrastructure in preparation for product launch. From February 2002 to July 2006, Mr. Truitt was Vice President of Sales and Operations at Johnson & Johnson, a pharmaceutical company, where he directed commercial operations at the company’s OraPharma subsidiary. From 2000 to 2002, Mr. Truitt was Vice President of Sales and Operations of OraPharma, Inc., a pharmaceutical company, prior to its acquisition by Johnson & Johnson. Mr. Truitt holds an M.B.A. from St. Joseph’s University, Philadelphia and a B.S. in Marketing from LaSalle University, Philadelphia.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business

We depend on the success of our HCV drug candidates, which are still under development.

We have invested a significant portion of our efforts and financial resources in the development of our candidates for the treatment of HCV, including our NS5A inhibitor, ACH-3102, our nucleotide polymerase inhibitor, ACH-3422, and our protease inhibitors, ACH-2684 and sovaprevir. Our ability to generate revenues will depend heavily on the successful development and commercialization of these drug candidates. The development and commercial success of these drug candidates will depend on several factors, including the following:

•	our ability to provide acceptable evidence of the safety and efficacy of these drug candidates in current and future clinical trials;

•	our ability to provide acceptable evidence of the ability of our drug candidates to be dosed safely in combination with other drugs and/or drug candidates, both ours and others;

•	our ability to favorably resolve the FDA’s clinical hold on sovaprevir;

•	our ability to develop drug formulations that will deliver the appropriate drug exposures in longer term clinical trials;

•	our ability to obtain patent protection for our drug candidates and freedom to operate under third- party intellectual property;

•	receipt of marketing approvals from the FDA and similar foreign regulatory authorities;

•	establishing commercial manufacturing arrangements with third-party manufacturers;

•	launching commercial sales of successfully developed drugs, whether alone or in collaboration with others, particularly in a market in which competing therapeutics have very high efficacy rates;

•	acceptance of drugs in the medical community and with third-party payors; and

•	our ability to identify, enter into and maintain collaboration arrangements with appropriate strategic partners for our drug candidates.

Positive results in preclinical studies of a drug candidate may not be predictive of similar results in human clinical trials, and promising results from early clinical trials of a drug candidate may not be replicated in later clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in early-stage development. Accordingly, the results from the preclinical studies or completed clinical trials for ACH-3102, ACH-3422, ACH-2684, or sovaprevir may not be predictive of the results we may obtain in later stage trials. Moreover, while we currently anticipate utilizing ACH-2684 in combination regimens that use a protease inhibitor, we cannot be assured that ACH-2684 will be efficacious, safe or well-tolerated in longer duration clinical trials of up to eight weeks or that we will be successful in developing a commercial solid dose formulation of ACH-2684.

We do not expect any of our drug candidates for the treatment of HCV to be commercially available for at least several years, if at all.

The U.S. FDA has placed and maintained a clinical hold on sovaprevir, one of our most advanced compounds under development, after elevations in liver enzymes were noted in a phase I healthy subject drug-drug interaction study evaluating the effects of concomitant administration of sovaprevir with ritonavir-boosted atazanavir. Our business may be adversely affected if the clinical hold cannot be favorably resolved or if such regulatory concerns lead to more burdensome preclinical or clinical studies that cause significant delays in developing our drug candidates.

One of our most advanced compounds under development is sovaprevir, a NS3/4A protease inhibitor in phase II clinical development. In June 2013, the FDA placed a clinical hold on sovaprevir after elevations in liver enzymes were noted in a phase I healthy subject drug-drug interaction study evaluating the effects of concomitant administration of sovaprevir with ritonavir-boosted atazanavir. In accordance with the clinical hold, the FDA provided that no new clinical trials that included dosing with sovaprevir could be initiated, however, the FDA allowed continued enrollment and treatment of patients in the phase II -007 clinical trial evaluating 12-weeks of sovaprevir in combination with ACH-3102 and ribavirin for patients with treatment-naive genotype 1 HCV. In September 2013, after reviewing our response, the FDA stated that although all issues identified in the June 2013 letter had been addressed, it had concluded that the removal of the clinical hold was not warranted. The FDA requested, among other things, additional analysis to more fully characterize sovaprevir pharmacokinetics and the intrinsic and extrinsic factors that may lead to higher than anticipated exposures of sovaprevir or other potential toxicities in addition to the observed liver enzyme elevations. The FDA has approved our plan of analysis and additional clinical, non-clinical and pharmacokinetic data that we intend to submit within the next several weeks. We anticipate comment from the FDA during the first half of 2014.

We cannot assure you that the FDA will lift the clinical hold and allow us to pursue further development of sovaprevir. If the FDA fails to lift the clinical hold, our development timelines and our business may be adversely affected and our stock price may further decline. Further, even if the FDA lifts the clinical hold, or if the FDA or other regulatory agencies continue to express safety concerns even after the hold is lifted, future preclinical or clinical studies involving sovaprevir or combination regimens which include sovaprevir, may be more burdensome or include additional preclinical or clinical endpoints that are difficult to meet. In such instance, our progress in the development of these drug candidates may be significantly slowed and the associated costs may be significantly increased, adversely affecting our business.

We are subject to shareholder litigation that could have an adverse effect on our business.

Since October 2013, we and certain of our current and former officers have been parties to a now consolidated securities class action lawsuit alleging violations of the Exchange Act and rules promulgated thereunder. While we believe we have meritorious defenses to each of the claims in the consolidated lawsuit and are prepared to vigorously defend the lawsuit, the outcome of the litigation is difficult to assess and quantify and the defense against such claims can be costly. In addition to adversely affecting our financial position and operating results, the litigation may divert management attention and resources from other priorities and harm our reputation.

Our market is subject to intense competition. If we are unable to compete effectively, our drug candidates may be rendered noncompetitive or obsolete.

We are engaged in a segment of the pharmaceutical industry that is highly competitive and rapidly changing. We face potential competition from many different sources pursuing the development of novel drugs that target infectious diseases generally and HCV in particular, including both major and specialty pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research organizations. We face, and expect to continue to face, intense and increasing competition as new products enter the market and advanced technologies become available. In addition to currently approved drugs, there are a significant number of drugs that are currently under development and may become available in the future for the treatment of HCV. Additionally, there may be competitive drugs currently under development of which we are not aware.

If approved, our drug candidates, ACH-3102, ACH-3422, ACH-2684 and sovaprevir, would compete with drugs currently approved for the treatment of HCV, i.e., the interferon-alpha-based products from Roche (Pegasys and Roferon-A) or Merck (Intron-A or Peg-Intron), the ribavirin-based products from Merck (Rebetrol), Roche (Copegus) and generic versions sold by various companies, as well as recently-approved protease inhibitors telaprevir by Vertex (Incivek®), boceprevir by Merck (Victrelis®) and simeprevir by Johnson and Johnson (Olysio™) and recently approved nucleotide inhibitor sofosbuvir by Gilead Sciences (Sovaldi™.)

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

Mergers and acquisitions in the pharmaceutical and biotechnology industry may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

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

We have incurred significant losses since our inception in August 1998. As of December 31, 2013, our accumulated deficit was approximately $382 million. We have not generated any revenue from the sale of drug candidates to date. We expect that our annual operating losses will increase over the next several years as we expand our research, development and commercialization efforts.

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

We believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our current projected operating requirements through at least December 31, 2014. However, our future capital requirements may change and will depend upon numerous factors, including but not limited to:

•	the costs involved in the clinical development, manufacturing and formulation of ACH-3102, ACH-3422, ACH-2684, and if the FDA’s clinical hold is removed, further clinical development of sovaprevir;

•

the scope of and costs associated with entering into cooperative study arrangements, or CSAs, if any, for the collaborative development of our drug candidates in combination with others’ drug candidates;

•	the costs involved in obtaining regulatory approvals for our drug candidates;

•	the scope, prioritization and number of programs we pursue;

•	the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent and other intellectual property claims;

•	our ability to raise incremental debt or equity capital, including any changes in the credit or equity markets that may impact our ability to obtain capital in the future;

•	the costs associated with, and the outcome of, lawsuits against us, including the current consolidated class action lawsuit described below under “Part I, Item 3—Legal Proceedings.”;

•	our acquisition and development of new technologies and drug candidates; and

•	competing technological, regulatory and market developments currently unknown to us.

We intend to augment our cash balance through financing transactions, including through a combination of private and public equity offerings, debt financings and collaboration, strategic alliance and licensing arrangements. For example, in November 2012 we entered into an agreement with Cantor Fitzgerald & Co., or Cantor, pursuant to which, from time to time, we may offer and sell up to $50,000,000 of shares of our common stock “at the market” through Cantor pursuant to a universal shelf registration statement. Since August 2008, we have issued an aggregate of 76,608,269 shares of our common stock in two private placements and four registered offerings as well as warrants to purchase an aggregate of 13,279,028 shares of our common stock. As of December 31, 2013, we have 5,337,796 warrants outstanding at a weighted average exercise price of $3.19. These financings substantially diluted our existing stockholders.

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

In recent years, several acquisitions of smaller biopharmaceutical companies by larger biopharmaceutical companies took place at substantial premiums over the market capitalizations of the target companies, including the acquisitions of Anadys Pharmaceuticals, Pharmasset, Inc. and Inhibitex Pharmaceuticals, by Roche, Gilead and Bristol-Myers Squibb, respectively. If such consolidation continues to take place, we may face competitive pressures to a far greater degree than had those consolidations not occurred, resulting from the greater resources the larger biopharmaceutical companies can put toward their development pipelines. Further, if investors who provide capital to our industry continue to seek and advocate for similar acquisitions at similar premiums, we may not be able to satisfy their higher expectations for market value appreciation and our stock price may decline.

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

•

IRBs or regulators, including the FDA, may require that we hold, suspend or terminate clinical research for various reasons, such as the FDA’s recent decision to place a clinical hold on sovaprevir, or noncompliance with regulatory requirements;

•

due to the high SVR rates demonstrated by newly approved, competitive therapies like nucleotide polymerase inhibitor sofosbuvir (Sovaldi™), the FDA may require us to carry out more extensive studies, evaluate different treatment combinations or complete comparative effectiveness studies and analysis, resulting in significant delays and/or increased costs;

•

enrollment in our clinical trials may be slower than we currently anticipate as potential participants have access to commercially launched DAAs, telaprevir (Incivek®), boceprevir (Victrelis®), simeprevir (Olysio™) or sofosbuvir (Sovaldi™), as well as other experimental therapies under development, or participants may not remain adherent to our clinical trial protocols or may drop out of our clinical trials at a higher rate than we currently anticipate, each resulting in significant delays;

•	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner; and

•	the supply or quality of our drug candidates or other materials necessary to conduct our clinical trials may be insufficient or inadequate.

In addition, the current standard of care for the treatment of HCV is a protease inhibitor such as telaprevir (Incivek®), boceprevir (Victrelis®) or simeprevir (Olysio™) in combination with P/R. If the current standard of care changes, for example due to the approval by the FDA of new classes of compounds that provide better safety or efficacy such as has been demonstrated by nucleotide polymerase inhibitor sofosbuvir (Sovaldi™), then we could be required to carry out more extensive studies, evaluate different treatment combinations or complete comparative effectiveness studies, resulting in significant delays and/or increased costs.

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

Our drug candidates are subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, safety, efficacy, record keeping, labeling, marketing and distribution of drugs. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process are required in the United States and in many foreign jurisdictions prior to the commercial sale of our drug candidates. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. It is possible that none of the drug candidates we are developing will obtain marketing approval. In connection with the clinical trials for ACH-3102, ACH-3422, ACH-2684, sovaprevir, and any other drug candidate we may seek to develop in the future, we face risks that:

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

Further, we cannot predict whether or how program discontinuations by competitors (such as the discontinuation in 2012 by Bristol-Myers Squibb of BMS-986094, a nucleotide polymerase inhibitor, due to serious cardiac-related adverse events) may increase the level of scrutiny by the FDA on our drug candidates, slowing data review and response times or otherwise creating delays or difficulties in initiating and progressing clinical trials. We also cannot predict the degree to which new therapies from competitors, like nucleotide polymerase inhibitor sofosbuvir (Sovaldi™), will increase the rigor the FDA applies in its review of subsequent therapies. In addition, in October 2013, the FDA’s Center for Drug Evaluation and Research, or CDER, issued for comment new guidelines on the development of DAAs for the treatment of chronic HCV entitled “Chronic Hepatitis C Virus Infection: Developing Direct-Acting Antiviral Drugs for Treatment.” While such guidelines were issued only for comment and are not authoritative, the guidelines indicate that there is less certainty around the FDA’s expectations for clinical development of DAAs for the treatment of HCV and the extent of preclinical and clinical trials, including required clinical comparators, that are necessary for registration and approval of a drug candidate.

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

Fast Track designation does not guarantee approval, or expedited approval, of ACH-3102 or sovaprevir and there is no guarantee that ACH-3102 or sovaprevir will maintain Fast Track designation.

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

To obtain regulatory approval of an investigational drug under European Union, or E.U., regulatory systems, we must submit a marketing authorization application. This application is similar to the NDA in the United States, with the exception of, among other things, country-specific document requirements. Drugs can be authorized in the E.U. by using (i) the centralized authorization procedure, (ii) the mutual recognition procedure, (iii) the decentralized procedure or (iv) national authorization procedures.

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

We may consider forming exclusive or non-exclusive alliances with major biotechnology or pharmaceutical companies to jointly develop, and commercialize if approved, our NS5A inhibitor candidates, our nucleotide polymerase inhibitor candidates and/or our protease inhibitor candidates. In such alliances, we would expect our biotechnology or pharmaceutical collaborators to provide substantial funding, as well as significant capabilities in clinical development, regulatory affairs, marketing and sales. We may not be successful in entering into any such alliances on favorable terms or in a timely manner, if at all. There are a limited number of collaboration partners whose pipeline of HCV clinical candidates are suitable for co-development with ours. There are also a limited number of potential collaboration partners without a robust HCV drug candidate pipeline, but demonstrated commercial interest in HCV therapeutics who may have interest in gaining rights to our HCV drug candidates. Recent consolidation may have reduced the number of potential partners further making achieving a suitable partnership more difficult, potentially limiting our ability to command a significant premium in any such transaction. Further, if potential collaboration partners enter alliances with other competing HCV companies, our future business prospects may be harmed, as these alliances could reduce the pool of potential partners for our compounds and/or limit the value of such alliance.

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

We are developing multiple DAA compounds, in three distinct classes, for treatment of HCV. Other companies are also developing DAAs in these classes, as well as other classes. Until the recent introduction of DAA therapy, the standard of care for HCV infection included therapy with pegylated interferon and ribavirin. Four DAAs developed by our competitors, telaprevir (Incivek®) by Vertex, boceprevir (Victrelis®) by Merck, simeprevir (Olysio™) by Johnson and Johnson and sofosbuvir (Sovaldi™) by Gilead, were recently approved by the FDA for use in combination with P/R, and recently became a new standard of care for genotype 1 HCV (in the case of telaprevir, boceprevir and simeprevir) and for genotype 2/3 in the case of sofosbuvir. We cannot currently predict when or if additional compounds currently in development may again change the standard of care in the future.

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

Even if ACH-3102, ACH-3422, ACH-2684, sovaprevir, or any other drug candidates we may develop or acquire in the future obtain regulatory approval, they may not gain market acceptance among physicians, health care payors, patients and the medical community. Factors that we believe could materially affect market acceptance of our product candidates include:

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

Further, we may face future challenges from payors as new HCV drug approvals such as sofosbuvir (Sovaldi™) have relatively high cost per course of treatment. For example, Sovaldi™ is currently priced at approximately $84,000 per 12 week treatment course, or $1,000 per daily dose.

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

Growing availability of specialty and orphan pharmaceuticals may lead to increased focus on cost containment.

Specialty pharmaceuticals refer to drugs that are generally complex to manufacture, can be difficult to administer, and may require specialty distribution and special patient monitoring. Orphan pharmaceuticals refer to medicines that treat rare or life-threatening conditions that have smaller patient populations, such as certain types of cancer. The growing availability and use of specialty and orphan pharmaceuticals, combined with their relative higher cost as compared to other types of pharmaceutical products, is beginning to generate significant payer interest in developing cost containment strategies targeted to this sector. While the impact on our payers’ efforts to control access and pricing of specialty and orphan pharmaceuticals has been limited to date, the increasing use of health technology assessment in markets around the world and the deteriorating finances of governments, may lead to a more significant adverse business impact on drug pricing in the future.

Even if we are able to commercialize any product candidates, the products may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, thereby harming our business.

The regulations that govern marketing approvals, pricing and reimbursement for new therapeutic and diagnostic products vary widely from country to country. Some countries require approval of the sale price of a product before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain regulatory approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product and negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain regulatory approval.

Our ability to commercialize any products successfully also will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and these third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Reimbursement may impact the demand for, or the price of, any product for which we obtain marketing approval. Obtaining reimbursement for our products may be particularly difficult because of the higher prices often associated with products administered under the supervision of a physician. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any product candidate that we successfully develop.

There may be significant delays in obtaining reimbursement for approved products, and coverage may be more limited than the purposes for which the product is approved by the FDA or regulatory authorities in other countries. Moreover, eligibility for reimbursement does not imply that any product will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim payments for new products, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Payment rates may vary according to the use of the product and the clinical setting in which it is used, may be based on payments allowed for lower cost products that are already reimbursed, and may be incorporated into existing payments for other services. Net prices for products may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of products from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our inability to promptly obtain coverage and profitable payment rates from both government funded and private payors for new products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

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

The HCV inhibitor space is particularly crowded in terms of intellectual property, and certain competitors such as Alios, AstraZeneca, Bayer, Bristol-Myers Squibb, Enanta, Gilead, GlaxoSmithKline, Idenix, Merck, Novartis and Vertex have disclosed compounds that may be prior art to our patent applications and prevent issuance or alter the scope of any claims that we may pursue related to our drug candidates.

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

The Leahy-Smith America Invents Act, or the America Invents Act, was signed into law in September 2011, and many of the substantive changes became effective in March 2013. The America Invents Act reforms United States patent law in part by changing the standard for patent approval from a “first to invent” standard to a “first to file” standard and developing a post-grant review system. This legislation changes United States patent law in a way that may weaken our ability to obtain patent protection in the United States for those applications filed after March 2013.

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

Our research, development and commercialization activities, including any drug candidates resulting from these activities, may infringe or be claimed to infringe patents or other proprietary rights owned by third parties and to which we do not hold licenses or other rights. There may be applications that have been filed but not published that, if issued, could be asserted against us. We are aware that certain third parties, including Alios, AstraZeneca, Bayer, Bristol-Myers Squibb, Enanta, Gilead, GlaxoSmithKline, Idenix, Merck, Novartis and Vertex have applications that are directed to certain classes of HCV inhibitors, including synthetic nucleotides. If a patent infringement suit were brought against us, we could be forced to stop or delay research, development, manufacturing or sales of the drug or drug candidate that is the subject of the suit. Further, if we are found to have infringed a third- party patent, we could be obligated to pay royalties and/or other payments to the third party for the sale of our product, which may be substantial, or we could be enjoined from selling our product.

For example, we are aware that litigation has been instituted between Merck and Gilead, as well as Idenix and Gilead, wherein each of Merck and Idenix have asserted that Gilead’s commercialization of Sovaldi™ (sofosbuvir), a nucleotide analog polymerase inhibitor, for the treatment of chronic hepatitis C would infringe certain patents owned by Merck and certain patents co-owned by Idenix. Given the heightened litigation environment around Sovaldi™, it follows that the commercialization of ACH-3422, which is also a uridine nucleotide prodrug, may be subject to similar infringement challenges by Merck, Idenix and/or other companies.

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

Litigation regarding patents, intellectual property, and other proprietary rights may be expensive and time consuming. If we are involved in such litigation, it could cause delays in bringing drug candidates to market and harm our ability to operate.

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

Because of the relative weakness of the Chinese and Indian legal systems in general, and intellectual property rights in particular, we may not be able to enforce intellectual property rights in China and India.

The legal regime protecting intellectual property rights in China and India is weak. Because the Chinese and Indian legal systems in general, and the intellectual property regime in particular, are relatively weak, it is often difficult to create and enforce intellectual property rights in China and India. Accordingly, we may not be able to effectively protect our intellectual property rights for our compounds in China and India.

We rely on our ability to stop others from competing by enforcing our patents, however some jurisdictions may require us to grant licenses to third parties. Such compulsory licenses could be extended to include some of our product candidates, which may limit our potential revenue opportunities.

Many foreign countries, including certain countries in Asia, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, most countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may be limited to monetary relief and may be unable to enjoin infringement, which could materially diminish the value of the patent. Compulsory licensing of life-saving products is also becoming increasingly popular in developing countries, either through direct legislation or international initiatives. Such compulsory licenses could be extended to include some of our product candidates, which may limit our potential revenue opportunities.

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

Risks Related to Our Securities

We may dilute our existing stockholders in connection with capital raising activities. Additionally, the market price of our common stock may fall due to the number of freely-tradable shares available in the public market.

In connection with capital raising activities, we may be required to dilute our existing stockholders substantially. For example, since August 2008, we have issued an aggregate of 76,608,269 shares of our common stock in private and registered offerings, as well as warrants to purchase an aggregate of 13,279,028 shares of our common stock. As of December 31, 2013, we have 5,337,796 warrants outstanding at a weighted average exercise price of $3.19. All of the shares of common stock we issued, as well as those shares issuable upon exercise of the warrants, are freely tradable pursuant to effective registration statements, making such shares available for immediate resale in the public market. In November 2012, we entered into a sales agreement with Cantor pursuant to which, from time to time, we may offer and sell shares of our common stock having an aggregate offering price of up to $50,000,000 through Cantor pursuant to a universal shelf registration statement that we filed in November 2012. Sales of our common stock, if any, under the agreement with Cantor may be made in sales deemed to be “at-the-market” equity offerings as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act, including sales made directly on or through the NASDAQ Global Select Market, the existing trading market for our common stock, sales made to or through a market maker other than on an exchange or otherwise, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, and/or any other method permitted by law, including in privately negotiated transactions. Sales of substantial amounts of shares of our common stock or other securities could lower the market price of our common stock.

Our executive officers, directors and principal stockholders have the ability to control or significantly influence all matters submitted to our stockholders for approval, which could have the effect of delaying, deferring or preventing a change in control if us and entrenching our management or board of directors.

As of March 3, 2014, our directors, executive officers and stockholders who own more than 5% of our outstanding common stock, together with their affiliates and related persons, beneficially own, in the aggregate, approximately 67% of our outstanding common stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation, sale of all or substantially all of our assets or similar transaction, as well as our management and affairs. The interests of this group of stockholders may not always coincide with our corporate interests or the interest of other stockholders, and they may act in a manner with which you may not agree or that may not be in the best interests of other stockholders. This concentration of voting power may have the effect of delaying, deferring or preventing a change in control of our company on terms that other stockholders may desire and entrenching our management or board or directors.

Our stock price has been and may in the future be volatile, and the market price of our common stock may decline in value in the future.

The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future. During the period from January 1, 2009 to December 31, 2013, our stock price has ranged from a low of $0.70 to a high of $12.95. Market prices for securities of early stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the results of clinical trials of our NS5A inhibitor, ACH-3102, our nucleotide polymerase inhibitor, ACH-3422, and our protease inhibitors, ACH-2684 and, if permitted by the FDA, sovaprevir;

•	further developments relating to the FDA’s clinical hold on sovaprevir;

•	the results of clinical trials conducted by others on drugs that would compete with our drug candidates;

•	the announcements of those data, particularly at high profile medical meetings, and the investment community’s perception of and reaction to those data;

•	the ability of our drug candidates to be dosed safely in combination with other drugs and/or drug candidates, both ours and others;

•	the entry into, modification of, or termination of key agreements, or any new collaboration agreement we may enter;

•	market expectations about the timeliness of our entry into, or failure to enter, collaboration arrangements with third parties;

•	market expectations about and response to the level of sales achieved by competitive, recently approved drugs such as sofosbuvir (Sovaldi™);

•	the entry by a potential third-party collaborator into an alliance with a competitor, or the entry by any other HCV drug developer into an alliance that may be perceived as competitive to us;

•	the continued industry consolidation of pharmaceutical companies developing HCV drug therapies, or the acquisition of any one of our HCV drug development competitors;

•	the premiums on other transactions and any significant increases or decreases of those premiums;

•	the results of regulatory reviews and actions relating to the approval of our drug candidates;

•	our failure to obtain patent protection for any of our drug candidates or the issuance of third- party patents that cover our drug candidates;

•	the initiation of, material developments in, or conclusion of litigation including, without limitation, further developments relating to the ongoing consolidated class action lawsuit against us;

•	failure of any of our drug candidates, if approved, to achieve commercial success;

•	general and industry-specific economic conditions that may affect our business, financial condition and operations, including without limitation research and development expenditures;

•	the launch of drugs by others that would compete with our drug candidates;

•	the failure or discontinuation of any of our research programs;

•	issues in manufacturing our drug candidates or any approved products;

•	the introduction of technological innovations or new commercial products by us or our competitors;

•	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;

•	future sales of our common stock;

•	changes in the structure of health care payment systems;

•	period-to-period fluctuations in our financial results;

•	low trading volume of our common stock; and

•	the other factors described in this “Risk Factors” section.

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

In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies. Such litigation, if instituted, could result in substantial costs and diversion of management attention and resources, which could significantly harm our business operations and reputation. For example, we, and certain of our current and former officers, have been named as defendants in a consolidated class action lawsuit following our announcements regarding the FDA’s clinical hold related to sovaprevir, our clinical-stage drug candidate for the treatment of chronic hepatitis C viral infection. See “Part I, Item 3—Legal Proceedings” and “We are subject to litigation that could have an adverse effect on our business.”

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

We currently lease approximately 32,000 square feet of laboratory and office space in New Haven, Connecticut, which we occupy under a seven-year lease expiring in March 2017. We believe our existing facilities are adequate for our current needs and that additional space will be available in the future on commercially reasonable terms as needed.

ITEM 3.	LEGAL PROCEEDINGS

Class Actions

On October 8, 2013 and October 23, 2013, class action lawsuits were filed against us and certain of our current and former officers by Joseph Sniezak and Kevin Jiang, respectively, on behalf of shareholders who purchased our common stock during periods encompassing April 21, 2012 through September 30, 2013. Both lawsuits were filed in the United States District Court for the District of Connecticut. Each complaint generally alleges that we and certain of our current and former officers violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements and failing to disclose allegedly material facts concerning sovaprevir, our clinical-stage drug candidate for the treatment of chronic hepatitis C viral infection, particularly that sovaprevir did not interact well with other drugs commonly administered to treat hepatitis and/or HIV and posed a health risk to patients. Each complaint seeks, among other relief, class certification of the lawsuit, unspecified damages, interest, attorneys’ fees, and other costs. On February 19, 2014, the District Court consolidated the actions and appointed purported shareholders Herman Bomback and Jose Garcia, Jr. as lead plaintiffs, and also appointed lead counsel in the consolidated action. The lead plaintiffs have until April 21, 2014 to file a consolidated amended class action complaint. We believe we have meritorious defenses to each of the claims in the lawsuit, will deny liability, and intend to vigorously defend the lawsuit. There can be no assurance, however, that we will be successful, and an adverse resolution of either lawsuit could have a material adverse effect on our financial position and results of operations in the period in which the lawsuit is resolved. We are presently unable to predict the outcome of the lawsuit or to reasonably estimate a range of potential losses, if any, related to the lawsuit.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the NASDAQ Global Select Market under the symbol “ACHN”. The following table sets forth the high and low sale prices per share for our common stock, as reported on the NASDAQ Global Select Market for the periods indicated:

	High	Low
2012
First Quarter	$12.95	$7.50
Second Quarter	$11.08	$5.78
Third Quarter	$11.01	$5.42
Fourth Quarter	$11.36	$7.11

2013
First Quarter	$10.17	$7.78
Second Quarter	$8.80	$6.70
Third Quarter	$8.49	$2.87
Fourth Quarter	$3.65	$2.26

Information regarding our equity compensation plans and the securities authorized for issuance thereunder is set forth in Item 12 below.

Holders of record

As of the close of business on March 3, 2014, there were approximately 75 holders of record of our common stock. The number of record holders may not be representative of the number of beneficial owners because many of the shares of our common stock are held by depositories, brokers or other nominees.

Dividends

We have never paid or declared any cash dividends on our common stock. We currently intend to retain any earnings for future growth and, therefore, do not expect to pay cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

Neither we nor any affiliated purchaser or anyone acting on behalf of us or an affiliated purchaser made any purchases of shares of our common stock in the fourth quarter of 2013.

Comparative Stock Performance

The following graph and related information should not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

The following graph compares the cumulative total stockholder return on our common stock from January 1, 2009 to December 31, 2013 with the cumulative total return of (i) the NASDAQ Market Index and (ii) the NASDAQ Biotechnology Index. This graph assumes the investment of $100.00 on January 1, 2009 in our common stock, the NASDAQ Market Index and the NASDAQ Biotechnology Index, and assumes any dividends are reinvested.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read together with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the notes to those financial statements included elsewhere in this Annual Report on Form 10-K. The selected statements of comprehensive loss data for the years ended December 31, 2013, 2012 and 2011and balance sheet data as of December 31, 2013 and 2012 set forth below have been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The selected statement of comprehensive loss data for the years ended December 31, 2010 and 2009 and balance sheet data as of December 31, 2011, 2010 and 2009 set forth below have been derived from the audited financial statements for such years not included in this Annual Report on Form 10-K. The historical results presented here are not necessarily indicative of future results.

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share amounts)
Statement of Comprehensive Loss Data:
Total revenue	$—	$2,607	$247	$2,436	$(294)
Research and development	46,736	38,999	35,441	20,529	18,419
General and administrative	12,741	10,901	9,153	7,205	6,553
Restructuring charges	—	—	—	—	274
Total operating expenses	59,477	49,900	44,594	27,734	25,246
Loss from operations	(59,477)	(47,293)	(44,347)	(25,298)	(25,540)
Interest income (expense), net	530	166	141	(183)	(392)
Net loss	(58,947)	(47,127)	(44,206)	(25,481)	(25,932)
Net loss per share—basic and diluted	$(0.63)	$(0.64)	$(0.69)	$(0.57)	$(0.98)
Weighted average number of shares outstanding—basic and diluted	93,983	73,965	64,248	45,079	26,537

	2013	2012	2011	2010	2009
Balance Sheet Data:
Cash and cash equivalents	$33,457	$18,526	$16,110	$25,373	$9,712
Short-term marketable securities	88,393	46,884	37,456	29,827	—
Long-term marketable securities	36,139	12,008	26,377	—	—
Working capital	115,379	58,731	46,148	52,296	2,803
Total assets	162,417	81,530	82,630	58,235	11,670
Long-term liabilities	56	347	2,718	2,489	2,906
Total liabilities	9,459	9,483	11,662	7,691	10,648
Total stockholders’ equity	152,958	72,047	70,968	50,544	1,022

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the notes to those financial statements appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth in Part I, Item 1A. Risk Factors of this Annual Report on Form 10-K, which are incorporated herein by reference, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We are a biopharmaceutical company that was established to discover, develop and commercialize innovative treatments for infectious diseases. Within the anti-infective market, we are currently focusing our efforts on developing commercially competitive, short-duration combination therapies for the treatment of chronic hepatitis C (HCV) infection that are once-daily and ribavirin-free. Specifically, we are advancing:

•	ACH-3102, a NS5A inhibitor, currently in phase II clinical development, and the cornerstone of our genotype 1b strategy;

•	ACH-3422, a NS5B nucleotide polymerase inhibitor, currently being prepared for phase I clinical development, and the cornerstone of our broad genotypic strategy; and

•	ACH-2684, a NS3/4A protease inhibitor, currently being prepared for phase II clinical development.

In addition, prior to it being placed on clinical hold in June 2013 by the U.S. Food and Drug Administration, or FDA, we were also advancing another of our HCV drug candidates, sovaprevir, a NS3/4A protease inhibitor, in a then on-going phase II clinical trial and preparing for additional phase II clinical development. The FDA placed sovaprevir on clinical hold after elevations in liver enzymes were noted in a phase I healthy subject drug-drug interaction study evaluating the effects of concomitant administration of sovaprevir with ritonavir-boosted atazanavir. In accordance with the clinical hold, the FDA provided that no new clinical trials that included dosing with sovaprevir could be initiated, however, the FDA allowed continued enrollment and treatment of patients in a then-on-going phase II clinical trial. In September 2013, the FDA requested, among other things, additional analysis to more fully characterize sovaprevir pharmacokinetics and the intrinsic and extrinsic factors that may lead to higher than anticipated exposures of sovaprevir or other potential toxicities in addition to the observed liver enzyme elevations. The FDA has approved our plan of analysis and additional clinical, non-clinical and pharmacokinetic data that we intend to submit within the next several weeks. We anticipate comment from the FDA during the first half of 2014.

In addition to our HCV drug candidates, we have established a pipeline of certain antibacterial product candidates for which we have sought appropriate collaborative partners, and to which we are not currently devoting significant resources. We have also developed and out licensed certain development and commercialization rights to elvucitabine, for the treatment of both hepatitis B, or HBV, and human immunodeficiency virus, or HIV.

We have devoted and are continuing to devote substantially all of our efforts toward product research and development. We have incurred losses of $368 million from inception through December 31, 2013 and had an accumulated deficit of $382 million at December 31, 2013, which includes preferred stock dividends recognized until our initial public offering in 2006. Our net losses were $58.9 million, $47.1 million and $44.2 million for the years ended December 31, 2013, 2012, and 2011, respectively.

We have funded our operations primarily through proceeds from the sale of equity securities. Through December 31, 2013, we have received approximately $515.9 million in aggregate gross proceeds from stock issuances, including convertible preferred stock, our initial public offering, private placements of our common stock and registered offerings of our common stock.

We expect to incur substantial and increasing losses for at least the next several years as we seek to:

•	continue clinical testing of ACH-3102, ACH-2684 and, if the FDA’s clinical hold is removed, sovaprevir;

•	finalize preclinical studies and initiate clinical testing of ACH-3422; and

•	identify and progress additional drug candidates.

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

In addition to the risks associated with being an early-stage drug development company, there can be no assurance that we will successfully advance or complete our research and development programs, obtain adequate patent protection for our technology, obtain necessary government regulatory approval for drug candidates we develop, find and maintain appropriate collaboration partners or that any approved drug candidates will be commercially viable. In addition, we may not be profitable even if we succeed in commercializing any of our drug candidates.

Financial Operations Overview

Revenue

To date, we have not generated revenue from the sale of any drugs. The majority of our revenue recognized to date has been derived from our former collaboration with Gilead to develop compounds for use in treating HCV, which was terminated in February 2012. During the years ended December 31, 2013, 2012, and 2011 we recognized $0, $2.5 million and $247,000, respectively, under the collaboration agreement.

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

We did not recognize any revenue related to the amortization of deferred revenue during the year ended December 31, 2011 as we were unable to accurately estimate our total performance obligations under the Gilead collaboration. Effective with the February 2012 termination of the collaboration, we recognized the remaining $2.5 million of deferred revenue.

In October 2012, we entered into a license and development agreement with Ora, Inc. (Ora) for the worldwide development and commercialization of ACH-702, an antibacterial drug candidate, delivered topically or locally. During the year ended December 31, 2012, we recognized $100,000 of revenue upon the initiation of the Ora agreement related to the one time nonrefundable license fee and an additional $18,000 upon the sublicensing by Ora of ACH-702 to Taejoon Pharmaceutical Co., Ltd in December 2012.

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

All costs associated with internal research and development, and research and development services for which we have externally contracted, are expensed as incurred. The costs of obtaining patents for our candidates are expensed as incurred as indirect costs. Our research and development expenses for the years ended December 31, 2013, 2012 and 2011 were as follows:

	For the Years Ended December 31,
	2013	2012	2011
	(in thousands)
Direct external costs:
ACH-3102 (and related compounds)	$9,110	$10,554	$2,795
ACH-3422 (and related compounds)	2,972	—	—
ACH-2684 (and related compounds)	1,037	3,166	5,764
Sovaprevir (and related compounds)	7,725	10,893	12,210
Sovaprevir/ACH-3102 combination trials	10,471	—	—
Other	386	1,730	3,922

	31,701	26,343	24,691
Direct internal personnel costs	11,489	9,824	7,664

Sub-total direct costs	43,190	36,167	32,355
Indirect costs and overhead	3,729	3,386	3,504
Connecticut research and development tax credit	(183)	(554)	(418)

Total research and development	$46,736	$38,999	$35,441

The State of Connecticut provides companies with the opportunity to exchange certain research and development credit carryforwards for cash in exchange for foregoing the carryforward of the research and development credit. The program provides for such exchange of the research and development credit at a rate of 65% of the annual research and development credit, as defined. The benefit for such exchange is recorded as a reduction of research and development expenditures.

At the current time, we are finalizing a phase II clinical trial of sovaprevir and ACH-3102, continuing clinical development of ACH-3102 and ACH-2684 and finalizing late-stage preclinical studies and initiating clinical development of ACH-3422.

We expect research and development expenses associated with the completion of these programs to be substantial and to increase over time. We do not expect the clinical hold placed on sovaprevir to significantly impact our research and development spending during 2014, as our plan is to advance one of our two protease inhibitor drug candidates, sovaprevir or ACH-2684. However, we do not believe that it is possible at this time to know or accurately project the nature, timing or total amount of program-specific expenses through commercialization. There exist numerous factors associated with the successful commercialization of any of our drug candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will evolve and therefore impact our clinical development programs and plans over time.

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

We believe the following critical accounting policies affect management’s more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition

We recognize revenue from contract research and development and research progress payments in accordance with Accounting Standards Codification 605, or ASC 605, Revenue Recognition. Revenue-generating research and development collaborations are often multiple element arrangements, providing for a license as well as research and development services. In order to account for these arrangements, we must identify the deliverable included within the arrangement and evaluate which deliverables represent separate units of accounting based on whether certain criteria are met, including whether the delivered element has stand-alone value to the collaborator. The consideration received is allocated among the separate units of accounting and the applicable revenue recognition criteria are applied to each of the separate units.

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

We utilize the simplified method in developing an estimate of the expected term of “plain vanilla” share options. This method is considered appropriate given our limited exercise history. Further, we do not believe the exercise patterns associated with these option grants are predictive of future exercise patterns. For the year ended December 31, 2013, the Company calculated volatility based on actual volatility for the expected term of the option. For the year ended December 31, 2012, the Company calculated volatility from the end of its initial public offering lock-up period to the end of the reporting period. For periods before the Company had sufficient actual volatility data, the Company used a weighted average rate of historical and peer group volatility. We are also required to estimate forfeitures at the grant date and recognize compensation costs for only those awards that are expected to vest.

If factors change and we employ different assumptions in future periods, or if we experience significant fluctuations in our stock price, the compensation expense that we record may differ significantly from what we have recorded in the current period. Therefore, we believe it is important for investors to be aware of the degree of subjectivity involved when using option pricing models to estimate stock-based compensation. There is risk that our estimates of the fair values of our stock-based compensation awards on the grant dates may differ from the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Certain stock-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that is significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. Although the fair value of employee share-based awards is determined using an option pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

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

We do not have any unrecognized tax benefits as of December 31, 2012 and 2013. We review all tax positions to ensure the tax treatment selected is sustainable based on its technical merits and that the position would be sustained if challenged.

Results of Operations

Results of operations may vary from period to period depending on numerous factors, including the progress of our research and development projects, technological advances and determinations as to the commercial potential of proposed products, the timing of payments received under existing or future strategic alliances, joint ventures or financings, if any.

Revenues:

Our sources of revenue during the years ended December 31, 2013, 2012, and 2011 consisted of the following:

	For the Years Ended			Change
	(in thousands)
	2013	2012	2011	2013 vs. 2012		2012 vs. 2011
Gilead collaboration revenue	$—	$2,489	$247	$(2,489)	(100%)	$2,242	908%
Other collaboration revenue	—	118	—	(118)	(100%)	118	—

Total revenue	$—	$2,607	$247	$(2,607)	(100%)	$2,360	955%

Effective with the February 2012 termination of the Gilead collaboration, we recognized the remaining $2.5 million of deferred revenue under the collaboration. We did not recognize any revenue related to the amortization of deferred revenue during the year ended December 31, 2011 as we were unable to accurately estimate our total performance obligations under the Gilead collaboration.

During the year ended December 31, 2012, we also recognized $100,000 of revenue related to the upfront license payment received upon initiation of the Ora Agreement and $18,000 upon the subsequent sublicensing of ACH-702 entered into by Ora with Taejoon Pharmaceuticals.

Comparison of the Years Ended December 31, 2013 and 2012

The decrease in collaboration revenue in 2013 is primarily related to the loss of revenue related to our former collaboration with Gilead, which was terminated in February 2012.

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

	For the Years Ended			Change
	2013	2012	2011	2013 vs. 2012		2012 vs. 2011
	(in thousands)
Personnel costs	$9,342	$8,493	$6,511	$849	10%	$1,982	30%
Stock based compensation	2,146	1,333	1,153	813	61%	180	16%
Outsourced research and supplies	30,326	25,108	24,039	5,218	21%	1,069	4%
Professional and consulting fees	2,715	2,340	2,164	375	16%	176	8%
Facilities costs	2,033	2,044	1,856	(11)	(1%)	188	10%
Travel and other costs	357	235	136	122	52%	99	73%
Research and development tax credit	(183)	(554)	(418)	371	(67%)	(136)	33%

Total	$46,736	$38,999	$35,441	$7,737	20%	$3,558	10%

Comparison of the Years Ended December 31, 2013 and 2012

The increase in research and development expenses from 2012 to 2013 was primarily the result of increased costs related to combination trials and drug interaction studies of sovaprevir and ACH-3102, increased costs related to ACH-3422 preclinical studies, and increased scientific consulting fees. Personnel costs and non-cash stock-based compensation also increased due to the addition of personnel in our development group. These costs were partially offset by decreased clinical trial expenses related to ACH-2684.

We expect research and development expenses will increase slightly over the next year as we continue clinical development of ACH-3102 and ACH-2684 and complete late-stage preclinical studies of and seek to initiate clinical development of ACH-3422.

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

General and Administrative Expenses:

General and administrative expenses consist primarily of salaries and benefits for management and administrative personnel, professional and consulting fees for legal, business development, accounting and other services, travel costs and facility-related costs such as rent, utilities and other general office expenses. General and administrative expenses consisted of the following:

	For the Years Ended			Change
	2013	2012	2011	2013 vs. 2012		2012 vs. 2011
	(in thousands)
Personnel costs	$3,533	$3,415	$3,110	$118	3%	$305	10%
Stock based compensation	3,774	2,599	1,836	1,175	45%	763	42%
Professional and consulting fees	3,093	2,809	2,219	284	10%	590	27%
Facilities costs	1,243	1,000	975	243	24%	25	3%
Travel and other costs	1,098	1,078	1,013	20	2%	65	6%

Total	$12,741	$10,901	$9,153	$1,840	17%	$1,748	19%

Comparison of the Years Ended December 31, 2013 and 2012

The increase in general and administrative expenses from 2012 to 2013 was primarily due to an increase in non-cash stock compensation charges as a result of annual incentive stock option grants made at 2012 year end, combined with increased business development consulting fees and insurance costs.

We expect general and administrative costs to remain consistent over the next year.

Comparison of the Years Ended December 31, 2012 and 2011

The increase in general and administrative expenses from 2011 to 2012 was primarily due to an increase in non-cash stock compensation combined with increased professional and consulting fees including corporate legal fees, director’s compensation and business development consulting fees.

Other Income and Expense:

Comparison of the Years Ended December 31, 2013 and 2012

Interest income was $582,000 and $234,000 for the years ended December 31, 2013 and 2012, respectively. The $348,000, or 149%, increase from 2012 to 2013 was primarily due to increased average cash balances.

Interest expense was $52,000 and $68,000 for the years ended December 31, 2013 and 2012, respectively. The decrease of $16,000, or 24%, was primarily due to lower average debt balances outstanding in 2013.

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

Liquidity and Capital Resources

Since our inception in August 1998, we have financed our operations primarily through proceeds from the sale of equity securities. Through December 31, 2013, we have received approximately $515.9 million in aggregate gross proceeds from stock issuances, including convertible preferred stock, our initial public offering, private placements of our common stock and registered offerings of our common stock, including the following:

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

As of December 31, 2013, our debt balance due to borrowings was $347,000 with a weighted average interest rate of 6.52%. As of December 31, 2013, the following amounts remain outstanding under the following debt facilities:

Lender	Date	Interest Rate (per annum)	Principal Amount	Outstanding Balance	Maturity Date
Webster Bank	June 2011	6.79%	$437,959	$78,239	June 2014
Webster Bank	February 2012	6.44%	$608,769	$268,290	March 2015

We had $158.0 million, $77.4 million and $79.9 million in aggregate cash, cash equivalents and marketable securities as of December 31, 2013, 2012, and 2011, respectively.

Cash used in operating activities was $53.6 million for the year ended December 31, 2013 and was primarily attributable to our $58.9 million net loss combined with $3.4 million in premiums paid on the purchase of marketable securities, primarily offset by $8.7 million in non-cash charges related to depreciation, amortization of premiums on marketable securities and stock -based compensation. Cash used in operating activities was $46.5 million for the year ended December 31, 2012 and was primarily attributable to our $47.1 million net loss combined with a $2.5 million decrease in deferred revenue, $0.8 million in premiums paid for the purchase of marketable securities, a $0.8 million increase in prepaid expenses and a $0.5 million decrease in accounts payable. These amounts were primarily offset by $4.3 million in non-cash charges related to depreciation, amortization and stock- based compensation, and a $0.5 million increase in accrued expenses. Cash used in operating activities was $36.1 million for the year ended December 31, 2011 and was primarily attributable to our $44.2 million net loss and $0.6 million in premiums paid on marketable securities, primarily offset by $3.8 million in non-cash charges related to depreciation, amortization and non-cash interest and stock- based compensation, a $2.1 million increase in accounts payable and a $1.9 million increase in accrued expenses.

Cash used in investing activities was $65.0 million for the year ended December 31, 2013 and was primarily attributable to purchases of marketable securities partially offset by maturities of marketable securities. Cash provided by investing activities was $4.6 million for the year ended December 31, 2012 and was primarily attributable to maturities of marketable securities partially offset by purchases of marketable securities. Cash used in investing activities was $34.6 million for the year ended December 31, 2011 and was primarily attributable to purchases of marketable securities partially offset by maturities of marketable securities.

Cash provided by financing activities was $133.6 million for the year ended December 31, 2013 and was primarily attributable to $133.2 million in net proceeds from our public offering in February 2013. Cash provided by financing activities was $44.3 million for the year ended December 31, 2012 and was primarily attributable to $41.7 million in net proceeds from our registered direct offering in August 2012 combined with $2.4 million in proceeds from the exercise of stock options, partially offset by $0.5 million used for repayments of debt and the payment of deferred financing costs. Cash provided by financing activities was $61.5 million for the year ended December 31, 2011 and was primarily attributable to $60.9 million in net proceeds from our public offering in June 2011, partially offset by $0.5 million used for repayments of debt.

We expect to incur continuing and increasing losses from operations for at least the next several years as we seek to:

•	continue clinical testing of ACH-3102, ACH-2684 and, if the FDA clinical hold is removed, sovaprevir;

•	finalize preclinical studies and initiate clinical testing of ACH-3422; and

•	identify and progress additional drug candidates.

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

We believe that our existing cash, cash equivalents, and marketable securities will be sufficient to meet our projected operating requirements through at least December 31, 2014. However, our future capital requirements may change and will depend upon numerous factors, including but not limited to:

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

•	the costs involved in obtaining regulatory approvals for our drug candidates;

•	the scope, prioritization and number of programs we pursue;

•	the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent and other intellectual property claims;

•	our ability to raise incremental debt or equity capital, including any changes in the credit or equity markets that may impact our ability to obtain capital in the future;

•	the costs associated with, and the outcome of, lawsuits against us, including the current consolidated class action lawsuit described under “Part I, Item 3—Legal Proceedings.”;

•	our acquisition and development of new technologies and drug candidates; and

•	competing technological and market developments currently unknown to us.

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

Contractual Obligations and Commitments

The following table sets forth a summary of our commitments as of December 31, 2013:

	Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Debt, including interest	$360	$304	$56	$—	$—
Operating lease obligations	2,098	630	1,300	168	—
Clinical research obligations	13,462	13,103	318	41	—
Research obligations and licenses	575	115	230	230	—
Other professional obligations	274	274	—	—	—
Other license and research development agreements	1,250	—	100	—	1,150

Total	$18,019	$14,426	$2,004	$439	$1,150

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2013.

Recently Issued Accounting Standards

We review new accounting standards to determine the expected financial impact, if any, that the adoption of each such standard will have. As of the filing of this report, there were no new accounting standards issued that we expect to have a material impact on our financial position, results of operations or liquidity.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework (1992).

Based on this assessment, management concluded that, as of December 31, 2013, our internal control over financial reporting is effective based on the criteria set forth in Internal Control—Integrated Framework (1992) issued by the COSO.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We intend to file with the Securities and Exchange Commission a definitive Proxy Statement, which we refer to herein as the Proxy Statement, not later than 120 days after the close of the fiscal year ended December 31, 2013. The information required by this item is incorporated herein by reference to the information contained under the sections captioned “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” of the Proxy Statement. The information required by this item relating to executive officers is included in “Part I, Item 1—Business—Executive Officers of the Registrant” of this Annual Report on Form 10-K on page 24 and is incorporated by reference.

We have adopted a written code of business conduct and ethics, which applies to our principal executive officer, principal financial or accounting officer or person serving similar functions and all of our other employees and members of our board of directors. The text of our code of ethics is available on our website at www.achillion.com. We did not waive any provisions of the code of business ethics during the year ended December 31, 2013. If we amend, or grant a waiver under, our code of business ethics that applies to our principal executive officer, principal financial or accounting officer, or persons performing similar functions, we intend to post information about such amendment or waiver on our website at www.achillion.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the information contained under the sections captioned “Information About Executive and Director Compensation” of the Proxy Statement.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 7, 2013.

ACHILLION PHARMACEUTICALS, INC.

By:	/s/ MILIND S. DESHPANDE
Milind S. Deshpande President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MILIND S. DESHPANDE Milind S. Deshpande	President and Chief Executive Officer and Director (Principal executive officer)	March 7, 2013

/s/ MARY KAY FENTON Mary Kay Fenton	Executive Vice President and Chief Financial Officer (Principal financial and accounting officer)	March 7, 2013

/s/ JASON FISHERMAN, M.D. Jason Fisherman, M.D.	Director	March 7, 2013

/s/ GARY E. FRASHIER Gary E. Frashier	Director	March 7, 2013

/s/ KURT GRAVES Kurt Graves	Director	March 7, 2013

/s/ MICHAEL D. KISHBAUCH Michael D. Kishbauch	Director	March 7, 2013

/s/ DENNIS LIOTTA Dennis Liotta	Director	March 7, 2013

/s/ DAVID SCHEER David Scheer	Chairman of the Board	March 7, 2013

/s/ ROBERT VAN NOSTRAND Robert Van Nostrand	Director	March 7, 2013

/s/ NICOLE VITULLO Nicole Vitullo	Director	March 7, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Achillion Pharmaceuticals, Inc.

In our opinion, the accompanying balance sheets and the related statements of comprehensive loss, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Achillion Pharmaceuticals, Inc. at December 31, 2013 and December 31, 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut

March 7, 2014

Achillion Pharmaceuticals, Inc.

Balance Sheets

(in thousands, except per share amounts)

	As of December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$33,457	$18,526
Marketable securities	88,393	46,884
Accounts and other receivables	480	277
Prepaid expenses and other current assets	2,452	2,180

Total current assets	124,782	67,867
Marketable securities	36,139	12,008
Fixed assets, net	1,265	1,247
Deferred financing costs	79	256
Restricted cash	152	152

Total assets	$162,417	$81,530

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,591	$4,276
Accrued expenses	4,521	4,510
Current portion of long-term debt	291	350

Total current liabilities	9,403	9,136
Long-term debt	56	347

Total liabilities	9,459	9,483

Commitments (Notes 13 and 14)
Stockholders’ Equity:
Common Stock, $.001 par value; 200,000 shares authorized at December 31, 2013 and 2012; 96,792 and 79,626 shares issued and outstanding at December 31, 2013 and 2012, respectively	97	80
Additional paid-in capital	534,529	394,675
Accumulated deficit	(381,674)	(322,727)
Accumulated other comprehensive income (loss)	6	19

Total stockholders’ equity	152,958	72,047

Total liabilities and stockholders’ equity	$162,417	$81,530

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Comprehensive Loss

(in thousands, except per share amounts)

	Years Ended December 31,
	2013	2012	2011
Revenue	$—	$2,607	$247

Operating expenses
Research and development	46,736	38,999	35,441
General and administrative	12,741	10,901	9,153

Total operating expenses	59,477	49,900	44,594

Loss from operations	(59,477)	(47,293)	(44,347)
Other income (expense)
Interest income	582	234	186
Interest expense	(52)	(68)	(45)

Net loss	$(58,947)	$(47,127)	$(44,206)

Unrealized (loss) gain on marketable securities	(13)	39	(22)

Total other comprehensive (loss) income	(13)	39	(22)

Total comprehensive loss	$(58,960)	$(47,088)	$(44,228)

Basic and diluted net loss per share attributable to common stockholders (Note 4)	$(0.63)	$(0.64)	$(0.69)

Weighted average shares used in computing basic and diluted net loss per share attributable to common stockholders	93,983	73,965	64,248

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Stockholders’ Equity for the Years Ended December 31, 2011, 2012 and 2013

(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2010	58,376	$58	$281,878	$(231,394)	$2	$50,544
Net loss	—	—	—	(44,206)	—	(44,206)
Other comprehensive income (loss)	—	—	—	—	(22)	(22)
Stock compensation	—	—	2,989	—	—	2,989
Issuance of common stock upon exercise of warrants	8	—	—	—	—	—
Issuance of common stock upon exercise of stock options	320	1	569	—	—	570
Issuance of common stock under the Employee Stock Purchase Plan	44	—	146	—	—	146
Issuance of common stock in connection with the public offering, net of issuance costs	11,040	11	60,936	—	—	60,947

Balances at December 31, 2011	69,788	$70	$346,518	$(275,600)	$(20)	$70,968
Net loss	—	—	—	(47,127)	—	(47,127)
Other comprehensive income (loss)	—	—	—	—	39	39
Stock compensation	—	—	3,932	—	—	3,932
Issuance of common stock upon exercise of warrants	2,549	3	(3)	—	—	—
Issuance of common stock upon exercise of stock options	888	1	2,378	—	—	2,379
Issuance of common stock under the Employee Stock Purchase Plan	33	—	196	—	—	196
Issuance of common stock in connection with the public offering, net of issuance costs	6,368	6	41,654	—	—	41,660

Balances at December 31, 2012	79,626	$80	$394,675	$(322,727)	$19	$72,047
Net loss	—	—	—	(58,947)	—	(58,947)
Other comprehensive income (loss)	—	—	—	—	(13)	(13)
Stock compensation	—	—	5,920	—	—	5,920
Issuance of common stock upon exercise of warrants	4	—	—	—	—	—
Issuance of common stock upon exercise of stock options	224	—	555	—	—	555
Issuance of common stock under the Employee Stock Purchase Plan	44	—	185	—	—	185
Issuance of common stock in connection with the public offering, net of issuance costs	16,894	17	133,194	—	—	133,211

Balances at December 31, 2013	96,792	$97	$534,529	$(381,674)	$6	$152,958

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities
Net loss	$(58,947)	$(47,127)	$(44,206)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	399	408	327
Noncash stock-based compensation	5,920	3,932	2,989
Noncash interest expense	—	—	9
Loss (gain) on disposal/trade-in of equipment	—	1	(111)
Premium on purchases of marketable securities	(3,387)	(755)	(574)
Amortization of premium on marketable securities	2,360	444	478
Changes in operating assets and liabilities:
Accounts and other receivables	(203)	(174)	143
Prepaid expenses and other current assets	(104)	(757)	739
Accounts payable	315	(519)	2,123
Accrued expenses	11	502	1,947
Deferred revenue	—	(2,489)	—

Net cash used in operating activities	(53,636)	(46,534)	(36,136)

Cash flows from investing activities
Purchase of fixed assets	(408)	(656)	(732)
Purchase of marketable securities	(168,117)	(79,759)	(79,706)
Maturities of marketable securities	103,491	85,050	45,774

Net cash (used in) provided by investing activities	(65,034)	4,635	(34,664)

Cash flows from financing activities
Proceeds from issuance of common stock in connection with the public offerings and the private placement, net of issuance costs	133,211	41,660	60,947
Proceeds from exercise of stock options	555	2,378	570
Proceeds from sale of stock under the Employee Stock Purchase Plan	185	197	146
Borrowings of debt	—	609	438
Repayments of debt	(350)	(282)	(546)
Payment of deferred financing costs	—	(247)	(18)

Net cash provided by financing activities	133,601	44,315	61,537

Net increase (decrease) in cash and cash equivalents	14,931	2,416	(9,263)
Cash and cash equivalents, beginning of period	18,526	16,110	25,373

Cash and cash equivalents, end of period	$33,457	$18,526	$16,110

Supplemental disclosure of cash flow information
Cash paid for interest	$46	$60	$33
Supplemental disclosure of noncash financing activities
Cashless exercise of warrants	$47	$14,106	$43

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

The Company incurred losses of $367,812 from inception through December 31, 2013 and had an accumulated deficit of $381,674 at December 31, 2013, which includes preferred stock dividends recognized until the Company’s initial public offering in 2006. The Company has funded its operations primarily through the sale of equity securities.

The Company believes that its existing cash, cash equivalents and marketable securities will be sufficient to meet its projected operating requirements through at least December 31, 2014. However, the Company’s future capital requirements may change and will depend upon numerous factors, including but not limited to:

•

the costs involved in the clinical development, manufacturing and formulation of ACH-3102, ACH-2684, ACH-3422, and if the Food and Drug Administration’s, or FDA’s, clinical hold is removed, further clinical development of sovaprevir;

•

the scope of and costs associated with entering into cooperative study arrangements, (CSAs), if any, for the collaborative development of its drug candidates in combination with others’ drug candidates;

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

•

the costs associated with, and the outcome of, lawsuits against the Company, including the current consolidated class action lawsuit described under “Part I, Item 3—Legal Proceedings” of the Company’s Annual Report on Form 10-K;

•	the Company’s acquisition and development of new technologies and drug candidates; and

•	competing technological and market developments currently unknown to the Company.

In June 2013, the U.S. Food and Drug Administration (the “FDA”), placed a clinical hold on sovaprevir after elevations in liver enzymes were noted in a phase I healthy subject drug-drug interaction study evaluating the effects of concomitant administration of sovaprevir with ritonavir-boosted atazanavir. In accordance with the clinical hold, the FDA provided that no new clinical trials that included dosing with sovaprevir could be initiated, however, the FDA allowed continued enrollment and treatment of patients in a then-on-going phase II clinical trial. In September 2013, the FDA requested, among other things, additional analysis to more fully characterize sovaprevir pharmacokinetics and the intrinsic and extrinsic factors that may lead to higher than anticipated exposures of sovaprevir or other potential toxicities in addition to the observed liver enzyme elevations. The FDA has approved the Company’s plan of analysis and additional clinical, non-clinical and pharmacokinetic data that the Company intends to submit within the next several weeks. The Company anticipates comment from the FDA during the first half of 2014.

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

Revenue Recognition

The Company recognizes revenue from contract research and development and research progress payments in accordance with Accounting Standards Codification (“ASC”) 605, Revenue Recognition. Revenue-generating research and development collaborations are often multiple element arrangements, providing for a license as well as research and development services. In order to account for these arrangements, the Company must identify the deliverable included within the arrangement and evaluate which deliverables represent separate units of accounting based on if certain criteria are met, including whether the delivered element has stand-alone value to the collaborator. The consideration received is allocated among the separate units of accounting and the applicable revenue recognition criteria are applied to each of the separate units.

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

Achillion Pharmaceuticals, Inc.

Notes to Financial Statements—(Continued)

(in thousands, except per share amounts)

Effective with the February 2012 termination of the Gilead collaboration, the Company recognized the remaining $2,489 of deferred revenue. The Company did not recognize any revenue related to the amortization of deferred revenue during the years ended December 31, 2013 and 2011 as the Company was unable to accurately estimate its total performance obligations under the Gilead collaboration.

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

The Company utilizes the simplified method in developing an estimate of the expected term of “plain vanilla” share options. This method is considered appropriate given the Company’s limited exercise history. Further, the Company does not believe the exercise patterns associated with these option grants are predictive of future exercise patterns. For the year ended December 31, 2013, the Company calculated volatility based on actual volatility for the expected term of the option. For the year ended December 31, 2012, the Company calculated volatility from the end of its initial public offering lock-up period to the end of the reporting period. For periods before the Company had sufficient actual volatility data, the Company used a weighted average rate of historical and peer group volatility. The Company estimates forfeitures at the grant date and recognizes compensation costs for only those awards that are expected to vest.

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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents are stated at cost, which approximates fair value, and include short-term, highly-liquid investments with original maturities of less than three months. The Company also holds certificates of deposit, which collateralize the Company’s facility lease which are classified as restricted cash in the accompanying balance sheets. The restricted cash will be released from restriction in 2017. At December 31, 2013, the Company had $211 of cash and $33,246 of cash equivalents.

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

Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; or

Level 3: Unobservable inputs.

The fair value of the Company’s marketable securities of $124,532 as of December 31, 2013 was valued based on level 2 inputs. The Company’s investments consist mainly of corporate debt securities. Fair value is determined by taking into consideration valuations obtained from third-party pricing services. The third-party pricing services utilize industry standard valuation models, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; issuer credit spreads; benchmark securities; and other observable inputs. The Company has assessed these as level 2 within the fair value hierarchy of ASC 820. The Company classifies its entire investment portfolio as available for sale as defined in ASC 320, “Debt and Equity Securities.” Securities are carried at fair value with the unrealized gains (losses) reported as a separate component of stockholders’ equity within accumulated other comprehensive income.

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

Concentration of Risk

Concentration of credit risk exists with respect to cash and cash equivalents and investments. The Company maintains its cash and cash equivalents and investments with high quality financial institutions. At times, amounts may exceed federally insured deposit limits.

For the years ended December 31, 2013, 2012, and 2011, 0%, 95%, and 100%, respectively, of the Company’s revenue was generated from an agreement with one former collaboration partner. At December 31, 2013, 91% of the Company’s accounts receivable was from one contract research organization. At December 31, 2011, 60% of accounts receivable was due from one former collaboration partner.

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

The Company did not have any unrecognized tax benefits as of December 31, 2013. The Company reviews all tax positions to ensure the tax treatment selected is sustainable based on its technical merits and that the position would be sustained if challenged.

Segment Information

The Company is engaged solely in the discovery and development of innovative anti-infective drug therapies. Accordingly, the Company has determined that it operates in one operating segment.

Accounting Standards Updates

The Company reviews new accounting standards to determine the expected financial impact, if any, that the adoption of each such standard will have. As of the filing of this report, there were no new accounting standards issued that the Company expects to have a material impact on its financial position, results of operations or liquidity.

3. Financing Activities

Public Offerings

In February 2013, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Citigroup Global Markets, Inc. and Leerink Swann LLC as representatives of the several underwriters named therein (the “Underwriters”), related to a public offering of shares of the Company’s common stock, par value $0.001 per share, at a price of $8.40 per share less underwriting discounts and commissions (the “Offering”). The Company issued and sold to the Underwriters an aggregate of 16,894 shares of common stock in connection with the Offering. The Offering resulted in net proceeds to the Company of $133,211.

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

Achillion Pharmaceuticals, Inc.

Notes to Financial Statements—(Continued)

(in thousands, except per share amounts)

In June 2011, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Merrill Lynch, Pierce, Fenner & Smith Incorporated and Leerink Swann LLC, as underwriters (the “Underwriters”) related to a public offering of shares of the Company’s common stock, par value $0.001 per share, at a price of $5.90 per share less underwriting discounts and commissions (the “Offering”). The Company issued and sold an aggregate of 11,040 shares of common stock in connection with the Offering and the exercise of the over-allotment option that was granted to the underwriters in the Underwriting Agreement. The Offering resulted in net proceeds to the Company of $60,947.

4. Earnings (Loss) Per Share (“EPS”)

Basic EPS is calculated in accordance with ASC 260, Earnings Per Share, by dividing net income or loss attributable to common stockholders by the weighted average common stock outstanding. Diluted EPS is calculated by adjusting weighted average common shares outstanding for the dilutive effect of common stock options and warrants. In periods in which a net loss is recorded, no effect is given to potentially dilutive securities, since the effect would be antidilutive. The calculations of basic and diluted net loss per share are as follows:

	Years Ended December 31,
	2013	2012	2011
Net loss (numerator)	$(58,947)	$(47,127)	$(44,206)
Weighted-average shares, in thousands (denominator)	93,983	73,965	64,248
Basic and diluted net loss per share	$(0.63)	$(0.64)	$(0.69)

Securities that could potentially dilute basic EPS in the future were not included in the computation of diluted EPS because to do so would have been antidilutive. Potentially dilutive securities were as follows during the years ended December 31, 2013, 2012, and 2011:

	Years Ended December 31,
	2013	2012	2011
Stock Options:
Weighted average number, in thousands	7,461	6,038	5,804
Weighted average exercise price	$5.14	$5.56	$4.40
Warrants:
Weighted average number, in thousands	5,349	7,168	9,665
Weighted average exercise price	$3.19	$3.21	$3.25

5. Collaboration Arrangements

Gilead Sciences, Inc.

In November 2004, the Company entered into a research collaboration and license agreement with Gilead Sciences, Inc. (“Gilead”) pursuant to which the Company agreed to collaborate exclusively with Gilead to develop and commercialize compounds for the treatment of chronic hepatitis C which inhibit HCV replication through a novel mechanism of action targeting the HCV NS4A protein. In February 2012, the Company’s collaboration with Gilead was terminated. The Company retains the right to develop ACH-1095, an NS4A antagonist, although it does not have current plans to do so.

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

During the year ended December 31, 2012, effective with the termination of the collaboration, the Company recognized the remaining $2,489 of deferred revenue as it no longer has any future obligations under the collaboration. During the year ended December 31, 2011, the Company did not recognize revenue from upfront, milestone and FTE fees previously received under the collaboration as it was unable to estimate its total performance obligations under the collaboration.

During the years ended December 31, 2013, 2012, and 2011, the Company recognized cost-sharing revenue of $0, $0, and $247, respectively, of external costs billed by the Company to Gilead. Payments to Gilead under this collaboration were recognized as a reduction in revenue.

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

Under the terms of the Agreement, GCAT, through a sublicense agreement with a Chinese joint venture, T&T Pharma Co., Ltd., will assume all development and regulatory responsibility and associated costs for elvucitabine. There was no financial impact upon the signing of the agreement. Upon the first commercial sale of a licensed product, if any, GCAT is obligated to pay $100 to the Company. Further, the Company will be eligible to receive royalties up to 15% of net sales, if any, in those territories.

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

Ora, Inc.

In October 2012, the Company entered into a license and development agreement (the “Ora Agreement”) with Ora, Inc. (Ora) for the worldwide development and commercialization of ACH-702 delivered topically or locally. Under the terms of the Ora Agreement, Ora has assumed development and regulatory responsibility and associated costs for ACH-702. Upon initiation of the agreement, the Company received a one-time license fee of $100, which was recognized as revenue in December 2012, upon the completion of the technology transfer by the Company. The Company is eligible to receive up to $4,000 in development milestones, if any, and up to $7,000 in commercialization milestones as well as royalties up to 3.5% of net sales, if any. The Company has no further obligations under the Ora Agreement.

Achillion Pharmaceuticals, Inc.

Notes to Financial Statements—(Continued)

(in thousands, except per share amounts)

The Ora Agreement includes the right to sublicense any or all of the licensed rights, subject to the Company’s approval. Ora has agreed to pay the Company15% of all up-front licensing payments and any other payment allocated to or received by Ora pursuant to any sublicense agreement granted by Ora under this agreement; provided that such payment is not a royalty on net sales and not a development or commercial milestone already due to the Company. In December 2012, Ora entered into a sublicense agreement with Taejoon Pharmaceutical Co. for the development of ACH-702.

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

6. Marketable Securities

The fair value of the Company’s marketable securities of $124,532 and $58,892 as of December 31, 2013 and 2012, respectively, is valued based on level 2 inputs. The Company’s investments consist mainly of corporate debt securities. Fair value is determined by taking into consideration valuations obtained from third-party pricing services. The third-party pricing services utilize industry standard valuation models, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; issuer credit spreads; benchmark securities; and other observable inputs. There were no transfers between levels within the hierarchy during the years ended December 31, 2012 and 2013. The Company has assessed these as level 2 within the fair value hierarchy of ASC 820. The Company classifies its entire investment portfolio as available for sale as defined in ASC 320, Debt and Equity Securities. Securities are carried at fair value with the unrealized gains (losses) reported in other comprehensive income.

The unrealized gain (loss) from marketable securities was $6, $19 and $(20) at December 31, 2013, 2012 and 2011, respectively.

As of December 31, 2013, none of the Company’s investments were determined to be other than temporarily impaired.

The following table summarizes the Company’s investments:

	As of December 31,
	2013			2012
	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value
Commercial Paper	$14,190	$9	$14,199	$30,462	$29	$30,491
Corporate Debt Securities	95,036	2	95,038	26,912	(11)	26,901
Government and Agency Securities	15,300	(5)	15,295	1,499	1	1,500

Total	$124,526	$6	$124,532	$58,873	$19	$58,892

Achillion Pharmaceuticals, Inc.

Notes to Financial Statements—(Continued)

(in thousands, except per share amounts)

The following additional table summarizes, by industry, the fair value of investments:

	As of December 31,
	2013	2012
Government	15,295	$1,500
Banking	24,847	21,703
Industrial	84,390	35,689

Total	$124,532	$58,892

7. Prepaid Expenses and Other Current Assets

A summary of prepaid expenses and other current assets is as follows:

	As of December 31,
	2013	2012
Prepaid research and development costs	$691	$1,126
Tax credit receivable	183	552
Maintenance agreements	371	219
Interest receivable	1,115	241
Other prepaid expenses	92	42

Total	$2,452	$2,180

8. Fixed Assets, net

A summary of property and equipment is as follows:

	As of December 31,
	2013	2012
Laboratory equipment	$2,912	$2,880
Office equipment	807	736
Leasehold improvements	2,981	2,963

	6,700	6,579
Less—accumulated depreciation and amortization	(5,435)	(5,332)

Total	$1,265	$1,247

Depreciation expense was $390, $402, and $317 for the years ended December 31, 2013, 2012 and 2011, respectively.

9. Accrued Expenses

Accrued expenses consist of the following:

	As of December 31,
	2013	2012
Accrued compensation	$554	$507
Accrued research and development expenses	3,276	3,280
Accrued professional expenses	432	426
Other accrued expenses	259	297

Total	$4,521	$4,510

Achillion Pharmaceuticals, Inc.

Notes to Financial Statements—(Continued)

(in thousands, except per share amounts)

Accrued research and development expenses are comprised of amounts owed to third-party contract research organizations, (“CROs”), clinical investigators, laboratories and data managers for research and development work performed on behalf of the Company.

10. Debt

Debt consists of the following:

	As of December 31,
	2013	2012
2011 Credit Facility, payable in equal monthly installments through March 2015, with fixed interest of 6.44% to 6.79% per annum	$347	$697

Total long-term debt	347	697
Less: current portion	(291)	(350)

Total long-term debt, net of current portion	$56	$347

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

11. Capital Structure

Preferred Stock

At December 31, 2013, the Company had 5,000 authorized shares of undesignated preferred stock of which no shares were issued and outstanding.

Common Stock

At December 31, 2013, the Company had 200,000 authorized shares of $0.001 par value common stock of which 96,792 shares were issued and outstanding and 18,659 shares were reserved for future issuance.

Warrants

At December 31, 2013, there were 5,338 warrants outstanding with a weighted average exercise price of $3.19 and a weighted average remaining contractual life of 3.34 years.

12. Stock-Based Compensation

1998 Stock Option Plan

The Company’s 1998 Stock Option Plan (“the 1998 Plan”), as amended and restated, was adopted by the Company’s board of directors in January 2000 and approved by its stockholders in March 2000. A maximum of 1,094 shares of common stock were authorized for issuance under the 1998 Plan.

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

2006 Stock Incentive Plan

The Company’s 2006 Stock Incentive Plan (“the 2006 Plan”), was adopted by the Company’s board of directors in May 2006, amended by its board of directors in September 2006, approved by its stockholders in September 2006 and became effective in October 2006, upon the closing of the Company’s initial public offering. The Company originally reserved for issuance 750 shares of common stock under the 2006 Plan. In addition, the Plan contained an “evergreen” provision, which allowed for an annual increase in the number of shares available for issuance under the Plan on the first day of each fiscal year during the period beginning on the first day of fiscal year 2007 and ending on the second day of fiscal year 2010. Under the evergreen provision, the Company registered an additional 2,673 shares of common stock to be issued under the 2006 Plan.

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

As of December 31, 2013, there were 3,494 shares available to be granted under the 2006 Plan.

A summary of the status of the Company’s stock option activity for the year ended December 31, 2013 is presented in the table and narrative below:

	2013
	Options	Weighted Average Exercise Price
Outstanding at January 1, 2013	7,112	$5.56
Granted	3,026	4.40
Exercised	(224)	2.48
Forfeited	(646)	6.81
Cancelled	(185)	6.21

Outstanding at December 31, 2013	9,083	$5.14

Options exercisable at December 31, 2013	4,514	$4.92

Options vested and expected to vest at December 31, 2013	8,523	$5.13

The following table summarizes information about stock options outstanding at December 31, 2013:

	Options Outstanding			Options Vested
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Vested	Weighted Average Exercise Price
$0.00 – $2.00	533	4.9	$1.02	533	$1.02
$2.01 – $4.00	4,601	8.1	3.09	2,212	3.15
$4.01 – $6.00	571	4.1	5.10	551	5.07
$6.01 – $8.00	1,902	8.7	7.46	560	7.34
$8.01 – $10.00	1,101	9.0	8.64	310	8.64
$10.01 – $12.00	41	8.4	10.63	14	10.67
$12.01 – $14.00	2	2.8	14.00	2	14.00
$14.01 – $16.00	328	3.0	14.75	328	14.75
$16.01 – $20.00	4	3.1	19.00	4	19.00

	9,083	7.7	$5.14	4,514	$4.92

As of December 31, 2013, the intrinsic value of the options outstanding and options vested was $2,343 and $1,639, respectively. The intrinsic value for stock options is calculated based on the difference between the exercise prices of the underlying awards and the quoted stock price of the Company’s common stock as of the reporting date.

The total intrinsic value of stock options exercised for the years ended December 31, 2013, 2012 and 2011 was $790, $6,206, and $1,721, respectively.

Achillion Pharmaceuticals, Inc.

Notes to Financial Statements—(Continued)

(in thousands, except per share amounts)

The weighted-average, grant-date fair value of options granted during the years ended December 31, 2013, 2012 and 2011 was $3.29, $6.15, and $5.40, respectively. The weighted-average, grant-date fair value of options vested at December 31, 2013 and 2012 was $3.52 and $3.31, respectively.

The weighted average remaining contractual life is 6.2 years for options exercisable and 7.6 years for options vested and expected to vest.

Stock -Based Compensation

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

The assumptions used to value options granted are as follows:

	For the Years Ended December 31,
	2013	2012	2011
Expected term of option	5.0 - 6.1 years	5.0 - 6.1 years	5.0 - 6.1 years
Expected volatility	87% - 94%	88% - 90%	87% - 88%
Risk free interest rate	1.01 - 2.10%	0.83 - 1.33%	1.09 - 2.57%
Expected dividend yield	0%	0%	0%

Total compensation expense recorded in the accompanying statements of comprehensive loss associated with option grants made to employees for the years ended December 31, 2013, 2012 and 2011 was $5,760, $3,643, and $2,747, respectively. Total compensation expense recorded in the accompanying statements of comprehensive loss associated with option grants made to consultants for the years ended December 31, 2013, 2012 and 2011 was $69, $197, and $175, respectively.

The Company recorded no tax benefit related to these options as the Company is currently in a net operating loss position and maintains a full valuation allowance.

As of December 31, 2013, the total compensation cost related to options not yet recognized in the financial statements is approximately $14,995, net of estimated forfeitures, and the weighted average period over which it is expected to be recognized is 1.6 years.

Compensation expense related to option grants made to employees and consultants is included in research and development and general and administrative expense as follows:

	For the Years Ended December 31,
	2013	2012	2011
Research and development	$2,146	$1,333	$1,153
General and administrative	3,682	2,507	1,769

Total	$5,828	$3,840	$2,922

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

The Company recorded compensation cost related to 2006 ESPP Plan of $92, $92, and $67 for the years ended December 31, 2013, 2012 and 2011, respectively, which is included in general and administrative expenses. As of December 31, 2013, there were 144 shares available for future issuance under the 2006 ESPP Plan.

The assumptions used to value options granted under the 2006 ESPP Plan are as follows:

	For the Years Ended December 31,
	2013	2012	2011
Expected term of option	6 months	6 months	6 months
Expected volatility	47% - 141%	61% - 91%	49% - 86%
Risk free interest rate	0.11 - 0.14%	0.12 - 0.16%	0.06 - 0.10%
Expected dividend yield	0%	0%	0%

13. Other License and Research and Development Agreements

The Company has entered into certain non-exclusive HCV license and collaborative research agreements with third parties relating to the Company’s drug discovery and development initiatives. Under these agreements, the Company has been granted certain worldwide non-exclusive licenses to use the licensed compounds or technologies. Included in the accompanying 2013, 2012 and 2011 statements of operations is $140, $153, and $145, respectively, of research and development expense resulting from these arrangements. In order to maintain its rights under these agreements, provided that the Company does not terminate such agreements, the Company will also be required to pay an additional $575 of aggregate minimum payments over the next five years.

In February 2000, the Company entered into a license agreement with Vion Pharmaceuticals, (“Vion”), pursuant to which it obtained a worldwide exclusive sublicense from Vion on the composition of matter and use of elvucitabine. Vion’s license rights were granted to it by Yale University, (“Yale”). Upon the dissolution of Vion in a 2011 bankruptcy, the Company became a direct licensee of Yale. This license covers the use of elvucitabine alone, as a pharmaceutical composition containing elvucitabine alone, or its use as monotherapy to treat HIV. Yale has retained rights to utilize the intellectual property licensed by this agreement for its own noncommercial purposes. Through December 31, 2013, the Company has made aggregate payments of $35 to Yale under this agreement, including a $10 initial license fee and a $25 development milestone payment. Under the terms of the agreement, the Company may be required to make additional milestone payments to Yale of up to an aggregate of $850 for each licensed product based on the achievement of specified development and

Achillion Pharmaceuticals, Inc.

Notes to Financial Statements—(Continued)

(in thousands, except per share amounts)

regulatory approval milestones. The Company is also required to pay Yale specified royalties on net product sales and a specified share of sublicensing fees that it receives under any sublicenses that it grants. No other payments are included in the Company’s financial statements as these payments are contingent on the achievement of certain milestones that have not yet been reached.

In July 2002, the Company entered into a license agreement with Emory University (“Emory”), pursuant to which it obtained a worldwide exclusive license under specified licensed patents to use elvucitabine in combination with other antivirals. Under the license, Emory retains a right to use the intellectual property for educational and research purposes only and also retains the right to approve sublicenses under specified circumstances. Through December 31, 2013, the Company has made aggregate payments of $150 to Emory under this agreement, including an initial license fee of $100 and a development milestone payment of $50. The Company may also be required to make additional payments of up to an aggregate of $400 based on the achievement of specified development and regulatory approval milestones. Under this agreement, the Company is also required to pay Emory specified royalties on net product sales and a specified share of sublicensing fees that it receives under any sublicenses that it grants. As these payments are contingent on the achievement of certain milestones that have not yet been reached, the related amounts are not recognized as expense in the accompanying financial statements.

14. Commitments and Contingencies

401(k) Retirement Plan

The Company has a 401(k) defined contribution retirement plan covering substantially all full-time employees. The Company currently matches employee contributions at a rate of $0.50 cents for each dollar contribution, up to 6% of salary deferrals. However, the decision to match any employee contributions is at the sole discretion of the Company. The Company made matching contributions of $238, $203, and $177 for the years ended December 31, 2013, 2012 and 2011.

Operating Leases

The Company leases its operating facility located in New Haven, Connecticut. The lease agreement requires monthly lease payments through March 2017. The Company is recording the expense associated with the lease on a straight-line basis over the expected seven-year term of the lease and, as a result, has accrued $98 and $89 at December 31, 2013 and 2012, respectively.

The future minimum annual lease payments under this operating lease at December 31, 2013 are as follows:

Year Ended December 31,
2014	$630
2015	$638
2016	$662
2017	$168

Total	$2,098

Rent expense under operating leases was approximately $617, $617, and $616 for the years ended December 31, 2013, 2012 and 2011, respectively.

Achillion Pharmaceuticals, Inc.

Notes to Financial Statements—(Continued)

(in thousands, except per share amounts)

From time to time, in the ordinary course of business, the Company is subject to litigation and regulatory examinations as well as information gathering requests, inquiries and investigations.

The Company is a defendant in a consolidated class action lawsuit in the United States District Court for the District of Connecticut alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The Company believes that it has meritorious defenses to each of the claims in the lawsuit, will deny liability, and intends to vigorously defend the lawsuit. There can be no assurance, however, that the Company will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on the Company’s consolidated financial position and results of operations in the period in which the lawsuit is resolved. The Company is presently unable to predict the outcome of the lawsuit or to reasonably estimate a range of potential losses, if any, related to the lawsuit. In accordance with applicable accounting guidance, the Company will establish a liability for this matter if and when it presents loss contingencies that are both probable and reasonably estimable.

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

The income tax provision (benefit) consists of the following:

	As of December 31,
	2013	2012	2011
Deferred:
Federal and state	$28,554	$3,293	$(19,855)
Valuation allowance	(28,554)	(3,293)	19,855

Total deferred	$—	$—	$—

Achillion Pharmaceuticals, Inc.

Notes to Financial Statements—(Continued)

(in thousands, except per share amounts)

A reconciliation of the statutory tax rates to the effective tax rates is as follows:

	Years Ended December 31,
	2013	2012	2011
Federal statutory rate	(34)%	(34.0)%	(34.0)%
State tax, net of federal benefit	(5.0)	(5.0)	(5.0)
Other	0.07	0.05	0.1
Share-based compensation	2.90	(2.51)	1.3
Valuation allowance	36.03	41.46	37.6

	0%	0%	0%

Future tax benefits (deferred tax assets) related to temporary differences are as follows:

	As of December 31,
	2013	2012
Gross deferred tax assets:
Net operating losses	$127,687	$103,017
Tax credits (federal and state)	9,734	6,388
Share-based compensation	4,140	3,217
Other	569	954

	$142,130	$113,576
Less—valuation allowance	(142,130)	(113,576)

Net deferred tax asset	$—	$—

At December 31, 2013 and 2012, the Company had gross deferred income tax assets of approximately $142,130 and $113,576, respectively, which result primarily from net operating loss and tax credit carryforwards. ASC 740 requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all positive and negative evidence is required when measuring the need for a valuation allowance. The Company’s cumulative loss from inception represents sufficient negative evidence to require a valuation allowance. The Company concluded that it is appropriate to maintain a full valuation allowance for its net deferred tax assets. Additionally, the Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

At December 31, 2013 and 2012, the Company had available the following net operating loss and credit carryforwards:

	As of December 31,
	2013	2012
Federal net operating loss carryforwards	$297,270	$237,749
State net operating loss carryforwards	354,869	295,768
Federal research and development credit carryforwards	5,693	2,629
State research and development credit carryforwards	4,041	3,759

The Company’s federal net operating loss carryforwards expire commencing in 2018 through 2033 and state net operating loss carryforwards which expire commencing in 2020 through 2033. The Company’s federal research and development credit carryforwards expire commencing in 2028 through 2032. The Connecticut research and development carryforwards have no expiration period.

Achillion Pharmaceuticals, Inc.

Notes to Financial Statements—(Continued)

(in thousands, except per share amounts)

Deferred tax assets relating to tax benefits of employee stock options have been reduced to reflect exercises. Some exercises resulted in tax deductions in excess of previously recorded benefits based on the option value at the time of grant (“windfalls”). Although these windfalls are reflected in net operating loss carryforwards, the additional tax benefit associated with the windfall is not recognized until the deduction reduces taxes payable. Accordingly, approximately $5,775 of the net operating loss carryforwards available, if realized, would be credited to additional paid-in capital.

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

The federal and state tax authorities could challenge tax positions taken by the Company for the periods for which there are open tax years. Years subject to audit are years in which unused net operating losses were generated that remain open by the statute of limitations. The Company is open to challenge for the periods of 2002 through 2013 in federal and the State of Connecticut jurisdictions.

The Company did not have any unrecognized tax benefits as of December 31, 2012 and 2013.

The State of Connecticut provides companies with the opportunity to exchange certain research and development credit carryforwards for cash in exchange for foregoing the carryforward of the research and development credit. The program provides for such exchange of the research and development credits at a rate of 65% of the annual research and development credit, as defined. During the years ended December 31, 2013, 2012 and 2011, the Company had recorded a benefit of approximately $183, $554, and $418, respectively, for the estimated proceeds from this exchange. This benefit is recorded as a reduction of research and development expenditures.

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

Achillion Pharmaceuticals, Inc.

Notes to Financial Statements—(Continued)

(in thousands, except per share amounts)

As of December 31, 2013, Domain was the beneficial owner of approximately 9% of the Company’s total issued and outstanding shares of common stock.

17. Unaudited Quarterly Results

The following tables summarize unaudited quarterly financial data for the years ended December 31, 2013 and 2012. This data has been derived from unaudited financial statements that, in the Company’s opinion, include all adjustments necessary for a fair statement of such information. The operating results for any quarter are not necessarily indicative of results for any future period.

	2013 Quarters
	First	Second	Third	Fourth
Total operating revenue	$—	$—	$—	$—
Total operating expenses	11,793	20,113	14,076	13,495
Net loss	(11,738)	(19,940)	(13,919)	(13,350)
Net loss per share—basic and diluted	$(0.14)	$(0.21)	$(0.14)	$(0.14)
Weighted average number of shares outstanding—basic and diluted	85,850	96,580	96,648	96,705

	2012 Quarters
	First	Second	Third	Fourth
Total operating revenue	$2,489	$—	$—	$118
Total operating expenses	11,681	11,559	15,288	11,372
Net loss	(9,141)	(11,527)	(15,255)	(11,204)
Net loss per share—basic and diluted	$(0.13)	$(0.16)	$(0.20)	$(0.14)
Weighted average number of shares outstanding—basic and diluted	70,411	71,211	74,647	79,523

EXHIBIT INDEX

			Incorporated by Reference
	Exhibit No.	Description	Form	SEC Filing date	Exhibit Number	Filed with this 10-K

	3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.	10-K	03/08/12	3.1

	3.2	Amended and Restated Bylaws.	10-K	03/29/07	3.2

	4.1	Specimen Certificate evidencing shares of common stock.	S-1/A	09/22/06	4.1

†	10.1	License Agreement, dated as of February 3, 2000, by and between Vion Pharmaceuticals, Inc. and the Registrant, as amended on January 28, 2002.	S-1	03/31/06	10.2

	10.2	Letter Agreement, dated as of September 22, 2006, by and between the Registrant and Yale University.	S-1	10/10/06	10.2.1

†	10.3	License Agreement, dated as of July 19, 2002 by and between the Registrant and Emory University.	S-1	03/31/06	10.3

	10.4	Form of Common Warrant pursuant to the Securities Purchase Agreement dated as of August 5, 2008.	S-3	10/06/08	10.3

	10.5	Form of Common Warrant pursuant to the Securities Purchase Agreement dated as of August 18, 2010.	S-3	09/17/10	10.2

	10.6	Sales Agreement, dated as of November 8, 2012 by and between the Registrant and Cantor Fitzgerald & Co.	10-Q	11/8/12	10.2

	10.7	Lease Agreement by and between the Registrant and WE George Street LLC for Suite 202, dated as of March 6, 2002.	S-1	03/31/06	10.14

	10.8	Amendment No. 2 to Lease, dated as of March 31, 2010, by and between Achillion Pharmaceuticals, Inc. and WE George Street, LLC.	8-K	04/06/10	10.1

#	10.9	1998 Stock Option Plan, as amended, dated as of March 30, 2001.	S-1	03/31/06	10.17

#	10.10	Form of Incentive Stock Option Agreement under the 1998 Stock Option Plan.	S-1	03/31/06	10.19

#	10.11	Form of Incentive Stock Option Agreement for Non-Executives under the 1998 Stock Option Plan.	S-1	03/31/06	10.2

#	10.12	Form of Nonstatutory Stock Option Agreement under the 1998 Stock Option Plan.	S-1/A	03/31/06	10.21

#	10.13	2006 Stock Incentive Plan as amended September 18, 2006, March 9, 2010 and June 5, 2012.	8-K	06/11/12	99.3

#	10.14	Form of Nonstatutory Stock Option Agreement under the 2006 Stock Incentive Plan.	8-K	12/22/10	99.1

#	10.15	Form of Incentive Stock Option Agreement under the 2006 Stock Incentive Plan.	8-K	12/22/10	99.2

#	10.16	2006 Employee Stock Purchase Plan as amended September 18, 2006, March 9, 2010, and June 10, 2010.	10-K	02/20/13	10.32

			Incorporated by Reference
	Exhibit No.	Description	Form	SEC Filing date	Exhibit Number	Filed with this 10-K

#	10.17	Employment Agreement entered into by the Company and Gautam Shah, Ph.D., dated April 5, 2011.	8-K	04/08/11	10.5

#	10.18	Second Amended and restated Employment Agreement and Supplemental Severance Agreement, dated as of March 9, 2010, and Supplemental Terms of Compensation, dated as of April 5, 2011, entered into by the Company and Mary Kay Fenton.	8-K	04/08/11	10.2

#	10.19	Employment Agreement entered into by the Company and Joseph Truitt, dated April 5, 2011.	8-K	04/08/11	10.6

#	10.20	Employment Agreement, dated May 6, 2013 between Achillion Pharmaceuticals, Inc. and David Apelian.	8-K	05/30/13	10.1

#	10.21	Employment Agreement, dated May 28, 2013 between Achillion Pharmaceuticals, Inc. and Milind Deshpande.	8-K	05/30/13	10.2

	10.22	Form of Common Stock Warrant under Loan and Security Agreement of GE Capital Corporation and Oxford Finance Corporation.	10-K	03/05/08	10.14

	10.23	Master Security Agreement between the Registrant and Webster Bank, National Association, dated as of March 21, 2011.	8-K	03/25/11	10.1

	23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.				X

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a- 14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934				X

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a- 14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934				X

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

	101.CAL	XBRL Taxonomy Calculation Linkbase Document				X

	101.INS	XBRL Instance Document				X

	101.SCH	XBRL Taxonomy Extension Schema Document				X

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

	101.LAB	XBRL Taxonomy Label Linkbase Document				X

	101.PRE	XBRL Taxonomy Presentation Linkbase Document				X

#	Management contracts or compensatory plans or arrangement

†	Indicates confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets at December 31, 2013 and December 31, 2012, (ii) Statements of Comprehensive Loss for the years ended December 31, 2013, 2012 and 2011, (iii) Statements of Stockholders’ Equity and Comprehensive Loss for the years ended December 31, 2011, 2012 and 2013, (iv) Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011 and (v) Notes to Financial Statements.