Form 10-Q
period 2014-03-31
ACHILLION PHARMACEUTICALS INC
filed 2014-05-07
CIK 1070336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 1, 2014, the registrant had 96,795,958 shares of Common Stock, $0.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Achillion Pharmaceuticals, Inc.

Balance Sheets

(in thousands, except per share amounts)

(unaudited)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$34,121	$33,457
Marketable securities	106,417	88,393
Accounts and other receivables	633	480
Prepaid expenses and other current assets	1,460	2,452

Total current assets	142,631	124,782
Marketable securities	3,671	36,139
Fixed assets, net	1,372	1,265
Deferred financing costs	156	79
Restricted cash	152	152

Total assets	$147,982	$162,417

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,641	$4,591
Accrued expenses	5,636	4,521
Current portion of long-term debt	256	291

Total current liabilities	9,533	9,403
Long-term debt	—	56

Total liabilities	9,533	9,459

Commitments and contingencies (Note 12)

Stockholders’ Equity:
Common Stock, $.001 par value; 200,000 shares authorized: 96,794 and 96,792 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	97	97
Additional paid-in capital	536,090	534,529
Accumulated deficit	(397,762)	(381,674)
Accumulated other comprehensive income	24	6

Total stockholders’ equity	138,449	152,958

Total liabilities and stockholders’ equity	$147,982	$162,417

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Comprehensive Loss

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Revenue	$—	$—

Operating expenses
Research and development	12,842	8,719
General and administrative	3,393	3,074

Total operating expenses	16,235	11,793

Loss from operations	(16,235)	(11,793)
Other income (expense)
Interest income	158	77
Interest expense	(11)	(22)

Net loss	(16,088)	(11,738)

Total comprehensive loss (Note 10)	(16,070)	(11,788)

Basic and diluted net loss per share (Note 4)	$(0.17)	$(0.14)

Weighted average number of shares used in computing basic and diluted net loss per share	96,792	85,850

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities
Net loss	$(16,088)	$(11,738)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	111	98
Noncash stock-based compensation	1,556	1,423
Premium on purchase of marketable securities	(541)	(2,901)
Amortization of premium on marketable securities	600	249
Changes in operating assets and liabilities:
Accounts and other receivables	(153)	(312)
Prepaid expenses and other assets	992	(1,427)
Accounts payable	(950)	917
Accrued expenses	1,115	521

Net cash used in operating activities	(13,358)	(13,170)

Cash flows from investing activities
Purchases of fixed assets	(218)	(143)
Purchases of marketable securities	(41,518)	(119,747)
Maturities of marketable securities	55,921	20,700

Net cash provided by (used in) investing activities	14,185	(99,190)

Cash flows from financing activities
Proceeds from the issuance of common stock in connection with the public offering, net of issuance costs	—	133,211
Proceeds from exercise of stock options	5	107
Payment of deferred financing costs	(77)	—
Repayments of debt	(91)	(86)

Net cash (used in) provided by financing activities	(163)	133,232

Net increase in cash and cash equivalents	664	20,872
Cash and cash equivalents, beginning of period	33,457	18,526

Cash and cash equivalents, end of period	$34,121	$39,398

Supplemental disclosure of cash flow information
Cash paid for interest	$12	$14

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

The Company incurred losses of $383,900 from inception through March 31, 2014 and had an accumulated deficit of $397,762 at March 31, 2014, which includes preferred stock dividends recognized until the Company’s initial public offering in 2006. The Company has funded its operations primarily through the sale of equity securities.

The Company believes that its existing cash, cash equivalents and marketable securities will be sufficient to meet its projected operating requirements through at least March 31, 2015. However, the Company’s future capital requirements may change and will depend upon numerous factors, including but not limited to:

•	the costs involved in the clinical development, manufacturing and formulation of ACH-3422, ACH-3102 and ACH-2684, and if the U.S. Food and Drug Administration’s, or FDA’s, clinical hold is removed, further clinical development of sovaprevir;

•	the scope of and costs associated with entering into cooperative study arrangements, CSAs, if any, for the collaborative development of its drug candidates in combination with others’ drug candidates;

•	the costs involved in obtaining regulatory approvals for the Company’s drug candidates;

•	the scope, prioritization and number of programs the Company pursues;

•	the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent and other intellectual property claims;

•	the Company’s ability to raise incremental debt or equity capital, including any changes in the credit or equity markets that may impact its ability to obtain capital in the future;

•	the costs associated with, and the outcome of, lawsuits against the Company, if any;

•	the Company’s acquisition and development of new technologies and drug candidates; and

•	competing technological and market developments currently unknown to the Company.

In June 2013, the FDA placed a clinical hold on sovaprevir after elevations in liver enzymes were noted in a phase I healthy subject drug-drug interaction study evaluating the effects of concomitant administration of sovaprevir with ritonavir-boosted atazanavir. In accordance with the clinical hold, the FDA provided that no new clinical trials that included dosing with sovaprevir could be initiated, however, the FDA allowed continued enrollment and treatment of patients in a then-on-going phase II clinical trial. In September 2013, the FDA requested, among other things, additional analysis to more fully characterize sovaprevir pharmacokinetics and the intrinsic and extrinsic factors that may lead to higher than anticipated exposures of sovaprevir or other potential toxicities in addition to the observed liver enzyme elevations. The FDA has approved the Company’s plan of analysis and additional clinical, non-clinical and pharmacokinetic data that the Company intends to submit shortly. The Company anticipates comment from the FDA during the second quarter of 2014.

2. Accounting Standards Updates

The Company reviews new accounting standards to determine the expected financial impact, if any, that the adoption of each such standard will have. As of the filing of this report, there were no new accounting standards issued that the Company expects to have a material impact on its financial position, results of operations or liquidity.

3. Basis of Presentation

The accompanying unaudited financial statements of the Company should be read in conjunction with the audited financial statements and notes as of and for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2014. The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information, in accordance with the instructions to Form 10-Q and the guidance in Article 10 of Regulation S-X. Accordingly, since they are interim financial statements, the accompanying financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. The accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

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

4. Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) is calculated in accordance with ASC 260, Earnings Per Share, by dividing net income or loss attributable to common stockholders by the weighted average common stock outstanding. Diluted EPS is calculated by adjusting weighted average common shares outstanding for the dilutive effect of common stock options and warrants. In periods in which a net loss is recorded, no effect is given to potentially dilutive securities, since the effect would be antidilutive. The calculations of basic and diluted net loss per share are as follows:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Net loss (numerator)	$(16,088)	$(11,738)
Weighted-average shares, in thousands (denominator)	96,792	85,850
Basic and diluted net loss per share	$(0.17)	$(0.14)

Potentially dilutive securities outstanding as of March 31, 2014 and 2013 are as follows:

	March 31,
	2014	2013
	(in thousands)
Stock Options	9,172	7,076
Warrants	5,338	5,358

Total potentially dilutive securities outstanding	14,510	12,434

5. Collaboration Arrangements

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

The Ora Agreement includes the right to sublicense any or all of the licensed rights, subject to the Company’s approval. Ora has agreed to pay the Company 15% of all up-front licensing payments and any other payment allocated to or received by Ora pursuant to any sublicense agreement granted by Ora under the Ora Agreement; provided that such payment is not a royalty on net sales and not a development or commercial milestone already due to Achillion. In December 2012, Ora entered into a sublicense agreement with Taejoon Pharmaceutical Co. for the development of ACH-702.

The Company does not believe that the milestones specified under the Ora Agreement are substantive as achievement of the milestones is based solely on the performance of Ora and its sublicensee(s) and does not relate to any past or future performance by the Company. Because the Company has no performance obligations under the Ora Agreement, it intends to recognize revenue related to any milestone payments upon achievement of the milestone by Ora or its sublicensee(s). The Ora Agreement shall be effective and, unless earlier terminated, will continue until the last sale of each and every licensed product to an unrelated third party by Ora, its affiliate or sublicensee.

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

Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; or

Level 3: Unobservable inputs.

The fair value of the Company’s marketable securities of $110,088 and $124,532 as of March 31, 2014 and December 31, 2013, respectively, is valued based on level 2 inputs. The Company’s investments consist mainly of U.S. government and agency securities, government sponsored bond obligations and certain other corporate debt securities. Fair value is determined by taking into consideration valuations obtained from third-party pricing services. The third-party pricing services utilize industry standard valuation models, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; issuer credit spreads; benchmark securities; and other observable inputs. The Company has assessed these as level 2 within the fair value hierarchy of ASC 820. The Company classifies its entire investment portfolio as available for sale as defined in ASC 320, Debt and Equity Securities. Securities are carried at fair value with the unrealized gains (losses) reported as a separate component of stockholders’ equity within accumulated other comprehensive income.

The unrealized (loss) gain from marketable securities was $24 and $6 at March 31, 2014 and December 31, 2013, respectively.

As of March 31, 2014 and December 31, 2013, none of the Company’s investments were determined to be other than temporarily impaired.

The following table summarizes the Company’s investments:

	March 31, 2014				December 31, 2013
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Commercial Paper	$7,937	$10	—	$7,947	$14,190	$9	—	$14,199
Corporate Debt Securities	87,137	30	(14)	87,153	95,036	27	(25)	95,038
Government and Agency Securities	14,990	2	(4)	14,988	15,300	1	(6)	15,295

Total	$110,064	$42	(18)	$110,088	$124,526	$37	(31)	$124,532

7. Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2014	December 31, 2013
Accrued compensation	$1,452	$554
Accrued research and development expenses	3,216	3,276
Accrued professional expenses	710	432
Other accrued expenses	258	259

Total	$5,636	$4,521

Accrued research and development expenses are comprised of amounts owed to third-party contract research organizations, or “CROs”, clinical investigators, laboratories and data managers for research and development work performed on behalf of the Company.

8. Debt

Debt consists of the following:

	March 31, 2014	December 31, 2013
2011 Credit Facility, payable in monthly installments as notes mature through March 2015, with interest of 6.44% to 6.79% per annum	$256	$347

Total debt	256	347
Less: current portion	(256)	(291)

Total long-term debt, net of current portion	$—	$56

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

9. Stock-Based Compensation

The Company’s 2006 Stock Incentive Plan, or the 2006 Plan, is administered by the Company’s Board of Directors and provides for the grant of incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights and other stock-based awards. The Company’s officers, employees, consultants, advisors and directors are eligible to receive awards under the 2006 Plan; however, incentive stock options may only be granted to employees. Stock option awards are exercisable for a period determined by the Company, but in no event longer than ten years from the date of the grant. Stock option awards generally vest ratably over four years. There were 3,403 shares available to be granted under the 2006 Plan as of March 31, 2014.

A summary of the status of the Company’s stock option activity for the three months ended March 31, 2014 is presented in the table and narrative below:

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2014	9,083	$5.14
Granted	167	3.50
Exercised	(2)	2.54
Forfeited	—	—
Cancelled	(76)	4.98

Outstanding at March 31, 2014	9,172	$5.12

Options exercisable at March 31, 2014	4,734	$4.97

Weighted-average fair value of options granted during the period		$2.56

The Company utilizes the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of assumptions which determine the fair value of the stock-based awards. The assumptions used to value options granted are as follows:

	For the Three Months Ended
	March 31, 2014	March 31, 2013
Expected term of option	5.0 - 6.1 years	5.0 - 6.1 years
Expected volatility	92%	88%
Risk free interest rate	2.02%	1.01%
Expected dividend yield	0%	0%

Total compensation expense recorded in the accompanying statements of operations associated with stock option grants made to employees was $1,508 and $1,362 for the three months ended March 31, 2014 and 2013, respectively. The Company recorded no tax benefit related to these stock options since the Company currently maintains a full valuation allowance on its deferred tax assets.

As of March 31, 2014, the intrinsic value of the stock options outstanding was $2,177, of which $1,576 related to vested stock options and $601 related to unvested stock options. The intrinsic value of stock options is calculated based on the difference between the exercise prices of the underlying common stock and the quoted stock price of the Company’s common stock as of the reporting date.

As of March 31, 2014, the total compensation cost related to unvested stock options not yet recognized in the financial statements is approximately $13,681, net of estimated forfeitures, and the weighted average period over which this amount is expected to be recognized is 1.5 years.

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

11. Stockholders’ Equity

Changes in stockholders’ equity for the three months ended March 31, 2014 and 2013 were as follows:

	For the Three Months Ended March 31,
	2014	2013
Balance at December 31, 2013 and 2012	$152,958	$72,047
Net loss	(16,088)	(11,738)
Stock based compensation	1,556	1,423
Exercise of stock options	5	107
Change in unrealized loss on marketable securities	18	(50)
Issuance of common stock	—	133,211

Balance at March 31, 2014 and 2013	$138,449	$195,000

12. Commitments and Contingencies

From time to time, in the ordinary course of business, the Company is subject to litigation and regulatory examinations as well as information gathering requests, inquiries and investigations.

On May 5, 2014, the lead plaintiffs in the previously disclosed consolidated class action lawsuit originally filed in October 2013 against the Company and certain of its current and former officers in the United States District Court for the District of Connecticut voluntarily dismissed all of their claims without prejudice. The Court approved the Notice and closed the case on May 6, 2014. A dismissal without prejudice does not prevent the litigation of the same claims in a subsequent action.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. All statements other than statements relating to historical matters including statements to the effect that we “believe,” “expect,” “anticipate,” “plan,” “target,” “intend” and similar expressions should be considered forward-looking statements. Our actual results could differ materially from those discussed in the forward-looking statements as a result of a number of important factors, including factors discussed in this section and elsewhere in this Quarterly Report on Form 10-Q, including those discussed in Item 1A of this report under the heading “Risk Factors,” and the risks discussed in our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as the date hereof. We assume no obligation to update these forward-looking statements to reflect events or circumstances that arise after the date hereof except as required by law.

Overview

We are a biopharmaceutical company that was established to discover, develop and commercialize innovative treatments for infectious diseases. Within the anti-infective market, we are currently focusing our efforts on developing commercially competitive, short-duration combination therapies for the treatment of chronic hepatitis C virus, or HCV, infection that are once-daily and ribavirin-free. Specifically, we are advancing:

•	ACH-3422, a NS5B nucleotide polymerase inhibitor, currently in phase I clinical development, and the cornerstone of our broad genotypic strategy;

•	ACH-3102, a NS5A inhibitor, currently in phase II clinical development, and the cornerstone of our genotype 1b strategy; and

•	ACH-2684, a NS3/4A protease inhibitor, currently being prepared for phase II clinical development.

In addition, prior to it being placed on clinical hold in June 2013 by the U.S. Food and Drug Administration, or FDA, we were also advancing another of our HCV drug candidates, sovaprevir, a NS3/4A protease inhibitor, in a then on-going phase II clinical trial and preparing for additional phase II clinical development. The FDA placed sovaprevir on clinical hold after elevations in liver enzymes were noted in a phase I healthy subject drug-drug interaction study evaluating the effects of concomitant administration of sovaprevir with ritonavir-boosted atazanavir. In accordance with the clinical hold, the FDA provided that no new clinical trials that included dosing with sovaprevir could be initiated, however, the FDA allowed continued enrollment and treatment of patients in a then-on-going phase II clinical trial. In September 2013, the FDA requested, among other things, additional analysis to more fully characterize sovaprevir pharmacokinetics and the intrinsic and extrinsic factors that may lead to higher than anticipated exposures of sovaprevir or other potential toxicities in addition to the observed liver enzyme elevations. The FDA has approved our plan of analysis and additional clinical, non-clinical and pharmacokinetic data that we intend to submit shortly. We anticipate comment from the FDA during the second quarter of 2014.

In addition to our HCV drug candidates, we have established a pipeline of certain antibacterial product candidates for which we have sought appropriate collaborative partners, and to which we are not currently devoting significant resources. We have also developed and out licensed certain development and commercialization rights to elvucitabine, for the treatment of both hepatitis B virus, or HBV, and human immunodeficiency virus, or HIV.

We have devoted and are continuing to devote substantially all of our efforts toward product research and development. We have incurred losses of $384 million from inception through March 31, 2014 and had an accumulated deficit of $398 million at March 31, 2014, which includes preferred stock dividends recognized until our initial public offering in 2006. Our net losses were $16.0 million and $11.7 million for the three months ended March 31, 2014 and 2013, respectively.

We have funded our operations primarily through proceeds from the sale of equity securities. Through March 31, 2014, we have received approximately $515.9 million in aggregate gross proceeds from stock issuances, including convertible preferred stock, our initial public offering, private placements of our common stock and registered offerings of our common stock.

We expect to incur substantial and increasing losses for at least the next several years as we seek to:

•	continue clinical testing of ACH-3422, ACH-3102 and ACH-2684 and, if the FDA’s clinical hold is removed, sovaprevir; and

•	identify and progress additional drug candidates.

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

Financial Operations Overview

Revenue

During the three months ended March 31, 2014 and 2013 we did not recognize any revenue.

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

Within the anti-infectives market, we are concentrating on the development of antivirals for the treatment of HCV. Currently, we are developing several combination regimens using our drug candidates for the treatment of HCV, including ACH-3102 plus ACH-2684 and ACH-3102 plus ACH-3422 with and without ACH-2684. We may continue our development of ACH-3102 plus sovaprevir, if sovaprevir is released from clinical hold by the FDA. In the near term, we intend to focus our efforts on (i) continuing a phase I/Ib clinical trial of ACH-3422, (ii) continuing an eight and six week clinical trial with ACH-3102 and sofosbuvir, a marketed nucleotide polymerase inhibitor, (iii) initiating a 12 week clinical trial with ACH-3102 plus ACH-2684, and (iv) seeking to satisfactorily respond to the FDA’s request for further information and analysis regarding sovaprevir so that the FDA can make a determination whether or not to remove the clinical hold on sovaprevir, and (iv) exploring potential development of our drug candidates with other drug developers under cooperative or other study arrangements.

We have established our current HCV drug candidate pipeline entirely through our internal discovery capabilities. Through these efforts, we have identified the following portfolio of drug candidates which we intend to study in combination with each other and/or potentially in combination with compounds owned by others (subject, in the case of sovaprevir, to the FDA’s removal of the clinical hold described in this Quarterly Report on Form 10-Q):

•

ACH-3422, a NS5B Nucleotide Polymerase Inhibitor. We are developing combination regimens to address all HCV genotypes based on use of ACH-3422, our nucleotide prodrug inhibitor of HCV NS5B polymerase, in combination with

ACH-3102, our NS5A inhibitor, and with a NS3/4A protease inhibitor. In vitro, ACH-3422 has demonstrated excellent potency, with activity demonstrated across all genotypes of HCV and an EC50, or concentration effective enough to eliminate 50% of the virus, of approximately 50 to 65 nanomolar against genotype 1 HCV. We have completed a 28-day safety study in animals where no significant findings were noted. ACH-3422 appears to have high oral bioavailability, rapid uptake and conversion of the prodrug into the monophosphate within the liver, and a pharmacokinetic profile supportive of once-daily dosing. In April, we initiated a phase I first-in-human clinical trial of ACH-3422 outside the United States. We plan to initiate a clinical trial based on ACH-3422 in combination with other agents by the end of 2014 and in combination with other of our direct acting anti-virals, or DAAs, in the first quarter of 2015.

•	ACH-3102, a NS5A Inhibitor. We are developing combination drug regimens based on use of ACH-3102, our pan-genotypic, second generation NS5A inhibitor, with one of our protease inhibitors. To date, we have completed two phase II 12-week clinical trials with ACH-3102 including the -007 trial with sovaprevir described below, which examined the use of ACH-3102 in combination with sovaprevir and ribavirin, and the -005 study, which examined the use of ACH-3102 with ribavirin alone. Results from these studies indicate that ACH-3102 is uniquely potent against HCV genotype 1b and was well tolerated with no drug-related serious adverse events. All patients in the -007 trial achieved a very rapid virologic response, or vRVR, meaning undetectable levels of HCV RNA (less than 25 IU (international units)/ml) by week 2 of treatment. Also in the -007 study, all patients infected with HCV genotype 1b achieved both SVR4 and SVR12, meaning undetectable levels of HCV RNA four and twelve weeks after cessation of dosing, respectively. In patients infected with HCV genotype 1a, efficacy targets were not achieved and we are no longer developing this regimen for genotype 1a infection. As described below under “Sovaprevir, a NS3/4A Protease Inhibitor,” sovaprevir is currently on clinical hold with the FDA. In the -005 study, ACH-3102 in combination with ribavirin demonstrated potent anti-HCV activity even in the presence of multiple drug resistant mutations observed at baseline, and while vRVR was achieved by the majority of patients, SVR4 and SVR12 was not achieved in the majority of patients. To date, we have not been able to generate any resistant mutations to ACH-3102 in genotype 1b. ACH-3102 has been granted Fast Track status by the FDA.

•	ACH-2684, a NS3/4A Protease Inhibitor. We most recently completed phase Ib proof-of-concept clinical studies of ACH-2684, including three segments: once-daily dosing in genotype 1, twice-daily dosing in patients with genotype 3, and once-daily dosing in patients with cirrhosis. Cirrhosis is an abnormal liver condition characterized by irreversible scarring of the liver. Once-daily doses of 400mg of ACH-2684 reduced viral load by a mean maximum 3.73 log10 in genotype 1 HCV patients. In addition, twice daily doses of 400mg of ACH-2684 reduced viral load by a maximal 2.03 log10 in patients with HCV genotype 3. Lastly, once-daily doses of 400mg administered for three days to HCV patients with cirrhosis reduced viral load by a mean maximum 3.67 log10 reduction, similar to the antiviral activity achieved in non-cirrhotic genotype 1 HCV patients receiving the same dose of ACH-2684. ACH-2684 demonstrated good safety and tolerability in these phase Ib clinical studies, as well as in phase Ia studies in healthy volunteers. Development of ACH-2684 is being developed with ACH-3102 and with ACH-3422.

•	Sovaprevir, a NS3/4A Protease Inhibitor. We recently completed a randomized, double-blind phase II clinical trial that evaluated 12 weeks of treatment consisting of sovaprevir and our NS5A inhibitor, ACH-3102, with ribavirin for the treatment of genotype 1 HCV (the -007 trial). For further discussions of this trial please see “ACH-3102, a NS5A Inhibitor,” above. In June 2013, the U.S. Food and Drug Administration, or FDA, placed a clinical hold on sovaprevir after elevations in liver enzymes were noted in a phase I healthy subject drug-drug interaction study evaluating the effects of concomitant administration of sovaprevir with ritonavir-boosted atazanavir. In accordance with the clinical hold, the FDA provided that no new clinical trials that included dosing with sovaprevir could be initiated, however, the FDA allowed continued enrollment and treatment of patients in the -007 trial. In September 2013, the FDA requested, among other things, additional analysis to more fully characterize sovaprevir pharmacokinetics and the intrinsic and extrinsic factors that may lead to higher than anticipated exposures of sovaprevir or other potential toxicities in addition to the observed liver enzyme elevations. The FDA has approved our plan of analysis and additional clinical, non-clinical and pharmacokinetic data that we intend to submit shortly. We anticipate comment from the FDA during the second quarter of 2014.

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

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Clinical candidate direct external costs:
ACH-3422 (and related compounds)	2,551	—
ACH-3102 (and related compounds)	$1,170	$2,140
ACH-2684 (and related compounds)	514	273
Sovaprevir (and related compounds)	613	1,839
Sovaprevir/ACH-3102 combination trials	410	643
ACH-3102/ACH-2684 combination trial	1,591	—
ACH-3102/Sofosbuvir combination trial	1,124	—
Other	391	136

	8,364	5,031
Direct internal personnel costs	3,316	2,840

Sub-total direct costs	11,680	7,871
Indirect costs and overhead	1,230	893
Research and development tax credit	(68)	(45)

Total research and development	$12,842	$8,719

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

Critical Accounting Standards and Estimates

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2013. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a significant impact on our financial results. During the first three months of 2014, there were no significant changes in our estimates and critical accounting policies.

Results of Operations

Results of operations may vary from period to period depending on numerous factors, including the timing of payments received under existing or future strategic alliances, joint ventures or financings, if any, the progress of our research and development projects, technological advances and determinations as to the commercial potential of proposed products.

Comparison of Three Months Ended March 31, 2014 and 2013

Research and Development Expenses. Research and development expenses were $12.8 million and $8.7 million for the three months ended March 31, 2014 and 2013, respectively. The increase for the three months ended March 31, 2014 was primarily due to increased preclinical and manufacturing costs for ACH-3422, combined with increased clinical development costs for ACH-3102 and ACH-2684. Scientific consulting fees and legal costs related to intellectual property also increased. Lastly, personnel costs increased due to the addition of personnel in our development group. We expect that research and development expenses will remain consistent with the first quarter throughout the remainder of the year as we continue clinical studies of ACH-3422, ACH-3102 and ACH-2684 and, if the FDA clinical hold is removed, sovaprevir. Research and development expenses for the three months ended March 31, 2014 and 2013 are comprised as follows:

	Three Months Ended March 31,
	2014	2013	Change
	(in thousands)
Personnel costs	$2,717	$2,280	$437	19%
Stock based compensation	599	559	40	7%
Outsourced research and supplies	7,639	4,659	2,980	64%
Professional and consulting fees	1,308	704	604	86%
Facilities costs	509	518	(9)	(2)%
Travel and other costs	138	44	94	214%
Research and development tax credit	(68)	(45)	(23)	51%

Total	$12,842	$8,719	$4,123	47%

General and Administrative Expenses. General and administrative expenses were $3.4 million and $3.0 million for the three months ended March 31, 2014 and 2013, respectively. The increase for the three months ended March 31, 2014 was primarily due to increased salaries and non-cash stock compensation charges, combined with increased legal and insurance costs. These amounts were partially offset by decreased business development and investor relations professional fees. We expect that general and administrative expenses will remain consistent with the first quarter during the remainder of the year. General and administrative expenses for the three months ended March 31, 2014 and 2013 are comprised as follows:

	Three Months Ended March 31,
	2014	2013	Change
	(in thousands)
Personnel costs	$977	$901	$76	8%
Stock based compensation	957	864	93	11%
Professional and consulting fees	953	869	84	10%
Facilities costs	172	161	11	7%
Travel and other costs	334	279	55	20%

Total	$3,393	$3,074	$319	11%

Other Income (Expense). Interest income was $158,000 and $77,000 for three months ended March 31, 2014 and 2013, respectively. The $81,000, or 105% increase was primarily due to increased average cash balances in 2014. Interest expense was $11,000 and $22,000 for the three months ended March 31, 2014 and 2013, respectively. The $11,000, or 50%, decrease was primarily due to higher debt balances outstanding in 2013.

Liquidity and Capital Resources

Since our inception in August 1998, we have financed our operations primarily through proceeds from the sale of equity securities. Through March 31, 2014, we have received approximately $515.9 million in aggregate gross proceeds from stock issuances, including convertible preferred stock, our initial public offering, private placements of our common stock and registered offerings of our common stock, including the following:

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

As of March 31, 2014, our debt balance due to borrowings was $256,000 with a weighted average interest rate of 6.495%.

We had $144.2 million and $158.0 million in cash, cash equivalents and marketable securities as of March 31, 2014 and December 31, 2013, respectively. We regularly review our investments and monitor the financial markets. As of March 31, 2014, our cash, cash equivalents and marketable securities included high-quality financial instruments, primarily money market funds, government sponsored bond obligations and other corporate debt securities which we believe are subject to limited credit risk.

Cash used in operating activities was $13.4 million for the three months ended March 31, 2014 and was primarily attributable to our $16.1 million net loss combined with $0.5 million in premiums paid on the purchase of marketable securities and a $1.0 million decrease in accounts payable. This amount was partially offset by $1.5 million in non-cash stock-based compensation expense combined with a $1.1 million increase in accrued expenses. Cash used in operating activities was $13.1 million for the three months ended March 31, 2013 and was primarily attributable to our $11.7 million net loss combined with $2.9 million in premiums paid on the purchase of marketable securities and an increase in prepaid expenses and other assets. This amount was partially offset by non-cash stock-based compensation expense.

Cash provided by investing activities was $14.2 million for the three months ended March 31, 2014 and was primarily attributable to the maturities of marketable securities, offset by purchases of marketable securities. Cash used in investing activities was $99.1 million for the three months ended March 31, 2013 and was primarily attributable to the purchases of marketable securities, offset by maturities of marketable securities.

Cash used in financing activities was $0.2 million for the three months ended March 31, 2014 and was primarily attributable to the payment of deferred financing costs combined with repayments of debt. Cash provided by financing activities was $133.2 million for the three months ended March 31, 2013 and was primarily attributable to $133.2 million in net proceeds from our public offering in February 2013.

We expect to incur continuing and increasing losses from operations for at least the next several years as we seek to:

•	continue clinical testing of ACH-3422, ACH-3102 and ACH-2684 and, if the FDA clinical hold is removed, sovaprevir; and

•	identify and progress additional drug candidates.

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

We believe that our existing cash, cash equivalents, and marketable securities will be sufficient to meet our projected operating requirements through at least March 31, 2015. However, our future capital requirements may change and will depend upon numerous factors, including but not limited to:

•	the costs involved in the clinical development, manufacturing and formulation of ACH-3422, ACH-3102, ACH-2684, and if the FDA clinical hold is removed, further clinical development of sovaprevir;

•	the scope of and costs associated with entering into cooperative study arrangements, or CSAs, if any, for the collaborative development of our drug candidates in combination with other’s drug candidates;

•	the costs involved in obtaining regulatory approvals for our drug candidates;

•	the scope, prioritization and number of programs we pursue;

•	the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent and other intellectual property claims;

•	our ability to raise incremental debt or equity capital, including any changes in the credit or equity markets that may impact our ability to obtain capital in the future;

•	the costs associated with, and the outcome of, lawsuits against us, if any;

•	our acquisition and development of new technologies and drug candidates; and

•	competing technological and market developments currently unknown to us.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective, at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a–15(d) and 15d–15(d) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Class Actions

On May 5, 2014, without any settlement payment by us, any individual defendant or any third party on their behalf, the lead plaintiffs in the previously disclosed consolidated class action lawsuit originally filed in October 2013 against us and certain of our current and former officers in the United States District Court for the District of Connecticut voluntarily dismissed all of their claims without prejudice. The Court approved the Notice and closed the case on May 6, 2014. A dismissal without prejudice does not prevent the litigation of the same claims in a subsequent action.

ITEM 1A.	RISK FACTORS

You should carefully consider the risks described below in addition to the other information contained in this report, before making an investment decision. Our business, financial condition or results of operations could be harmed by any of these risks. The risks and uncertainties described below are not the only ones we face. Additional risks not currently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations. These risk factors restate and supersede in their entirety the risk factors previously disclosed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Risks Related to Our Business

We depend on the success of our HCV drug candidates, which are still under development.

We have invested a significant portion of our efforts and financial resources in the development of our candidates for the treatment of HCV, including our nucleotide polymerase inhibitor, ACH-3422, our NS5A inhibitor, ACH-3102, and our protease inhibitors, ACH-2684 and sovaprevir. Our ability to generate revenues will depend heavily on the successful development and commercialization of these drug candidates. The development and commercial success of these drug candidates will depend on several factors, including the following:

•	our ability to provide acceptable evidence of the safety and efficacy of these drug candidates in current and future clinical trials;

•	our ability to provide acceptable evidence of the ability of our drug candidates to be dosed safely in combination with other drugs and/or drug candidates, both ours and others;

•	our ability to favorably resolve the FDA’s clinical hold on sovaprevir;

•	our ability to develop drug formulations that will deliver the appropriate drug exposures in longer term clinical trials;

•	our ability to obtain patent protection for our drug candidates and freedom to operate under third-party intellectual property;

•	receipt of marketing approvals from the FDA and similar foreign regulatory authorities;

•	establishing commercial manufacturing arrangements with third-party manufacturers;

•	launching commercial sales of successfully developed drugs, whether alone or in collaboration with others, particularly in a market in which competing therapeutics have very high efficacy rates;

•	acceptance of drugs in the medical community and with third-party payors; and

•	our ability to identify, enter into and maintain collaboration arrangements with appropriate strategic partners for our drug candidates.

Positive results in preclinical studies of a drug candidate may not be predictive of similar results in human clinical trials, and promising results from early clinical trials of a drug candidate may not be replicated in later clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in early-stage development. Accordingly, the results from the preclinical studies or completed clinical trials for ACH-34222, ACH-3102, ACH-2684, or sovaprevir may not be predictive of the results we may obtain in later stage trials. Moreover, while we currently anticipate utilizing ACH-2684 in combination regimens that use a protease inhibitor, we cannot be assured that ACH-2684 will be efficacious, safe or well-tolerated in longer duration clinical trials of up to eight weeks or that we will be successful in developing a commercial solid dose formulation of ACH-2684.

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

One of our most advanced compounds under development is sovaprevir, a NS3/4A protease inhibitor in phase II clinical development. In June 2013, the FDA placed a clinical hold on sovaprevir after elevations in liver enzymes were noted in a phase I healthy subject drug-drug interaction study evaluating the effects of concomitant administration of sovaprevir with ritonavir-boosted atazanavir. In accordance with the clinical hold, the FDA provided that no new clinical trials that included dosing with sovaprevir could be initiated, however, the FDA allowed continued enrollment and treatment of patients in the phase II -007 clinical trial evaluating 12-weeks of sovaprevir in combination with ACH-3102 and ribavirin for patients with treatment-naive genotype 1 HCV. In September 2013, after reviewing our response, the FDA stated that although all issues identified in the June 2013 letter had been addressed, it had concluded that the removal of the clinical hold was not warranted. The FDA requested, among other things, additional analysis to more fully characterize sovaprevir pharmacokinetics and the intrinsic and extrinsic factors that may lead to higher than anticipated exposures of sovaprevir or other potential toxicities in addition to the observed liver enzyme elevations. The FDA has approved our plan of analysis and additional clinical, non-clinical and pharmacokinetic data that we intend to submit shortly. We anticipate comment from the FDA during the first half of 2014.

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

If approved, our drug candidates, ACH-3422, ACH-3102, ACH-2684 and sovaprevir, would compete with drugs currently approved for the treatment of HCV, i.e., the interferon-alpha-based products from Roche (Pegasys and Roferon-A) or Merck (Intron-A or Peg-Intron), the ribavirin-based products from Merck (Rebetrol), Roche (Copegus) and generic versions sold by various companies, as well as recently-approved protease inhibitors telaprevir by Vertex (Incivek®), boceprevir by Merck (Victrelis®) and simeprevir by Johnson and Johnson (Olysio™) and recently approved nucleotide inhibitor sofosbuvir by Gilead Sciences (Sovaldi™.)

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

We have incurred significant losses since our inception in August 1998. As of March 31, 2014, our accumulated deficit was approximately $398 million. We have not generated any revenue from the sale of drug candidates to date. We expect that our annual operating losses will increase over the next several years as we expand our research, development and commercialization efforts.

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

We believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our current projected operating requirements through at least March 31, 2015. However, our future capital requirements may change and will depend upon numerous factors, including but not limited to:

•	the costs involved in the clinical development, manufacturing and formulation of ACH-3422, ACH-3102, ACH-2684, and if the FDA’s clinical hold is removed, further clinical development of sovaprevir;

•	the scope of and costs associated with entering into cooperative study arrangements, or CSAs, if any, for the collaborative development of our drug candidates in combination with others’ drug candidates;

•	the costs involved in obtaining regulatory approvals for our drug candidates;

•	the scope, prioritization and number of programs we pursue;

•	the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent and other intellectual property claims;

•	our ability to raise incremental debt or equity capital, including any changes in the credit or equity markets that may impact our ability to obtain capital in the future;

•	the costs associated with, and the outcome of, lawsuits against us, if any;

•	our acquisition and development of new technologies and drug candidates; and

•	competing technological, regulatory and market developments currently unknown to us.

We intend to augment our cash balance through financing transactions, including through a combination of private and public equity offerings, debt financings and collaboration, strategic alliance and licensing arrangements. For example, in November 2012 we entered into an agreement with Cantor Fitzgerald & Co., or Cantor, pursuant to which, from time to time, we may offer and sell up to $50,000,000 of shares of our common stock “at the market” through Cantor pursuant to an effective universal shelf registration statement. If we issue additional securities pursuant to this shelf registration statement, these securities would be available for immediate resale in the public market.

Since August 2008, we have issued an aggregate of 76,608,269 shares of our common stock in two private placements and four registered offerings as well as warrants to purchase an aggregate of 13,279,028 shares of our common stock. As of March 31, 2014, we have 5,337,796 warrants outstanding at a weighted average exercise price of $3.19. These financings substantially diluted our existing stockholders.

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

Our drug candidates are subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, safety, efficacy, record keeping, labeling, marketing and distribution of drugs. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process are required in the United States and in many foreign jurisdictions prior to the commercial sale of our drug candidates. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. It is possible that none of the drug candidates we are developing will obtain marketing approval. In connection with the clinical trials for ACH-3422, ACH-3102, ACH-2684, sovaprevir, and any other drug candidate we may seek to develop in the future, we face risks that:

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

Further, we cannot predict whether or how program discontinuations by competitors (such as the discontinuation in 2012 by Bristol-Myers Squibb of BMS-986094, a nucleotide polymerase inhibitor, due to serious cardiac-related adverse events) may increase the level of scrutiny by the FDA on our drug candidates, slowing data review and response times or otherwise creating delays or difficulties in initiating and progressing clinical trials. We also cannot predict the degree to which new therapies from competitors, like nucleotide polymerase inhibitor sofosbuvir (Sovaldi™), will increase the rigor the FDA applies in its review of subsequent therapies. In addition, in October 2013, the FDA’s Center for Drug Evaluation and Research, or CDER, issued for comment new guidelines on the development of DAAs for the treatment of chronic HCV entitled “Chronic Hepatitis C Virus Infection: Developing Direct-Acting Antiviral Drugs for Treatment.” While such guidelines were issued only for comment and are not authoritative, the guidelines indicate that there is less certainty around the FDA’s expectations for clinical development of DAAs for the treatment of HCV and the extent of preclinical and clinical trials, including required clinical comparators that are necessary for registration and approval of a drug candidate.

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

We, the FDA or other applicable regulatory authorities may suspend clinical trials of a drug candidate at any time if we or they believe the subjects or patients participating in such clinical trials are being exposed to unacceptable health risks or for other reasons. For example, the FDA has placed a clinical hold on sovaprevir after elevations in liver enzymes were noted in a phase I healthy subject drug-drug interaction study evaluating the effects of concomitant administration of sovaprevir with ritonavir-boosted atazanavir. We are currently in the process of seeking to resolve the hold. However, if the FDA fails to lift the hold or continues to express safety concerns our business and development timelines may be adversely affected. Additionally, when we advanced sovaprevir into longer term clinical trials in phase II, we established predetermined stopping rules, as well as a Data Safety Monitoring Board, or DSMB, in order to monitor and ensure patient safety. Any interruption of these clinical trials, whether as a result of one of our drug candidates, or of co-administration of a concomitant anti-HCV agent, or of administrative review delays on the part of the DSMB or FDA, could cause delays in our drug development.

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

Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in non-U.S. countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a process that requires the submission of a clinical trial application much like an investigational new drug application prior to the commencement of human clinical trials. In Europe, for example, a clinical trial application, or CTA, must be submitted to the competent national health authority and to independent ethics committees in each country in which a company intends to conduct clinical trials. Once the CTA is approved in accordance with a country’s requirements, clinical trial development may proceed in that country.

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

Even if ACH-3422, ACH-3102, ACH-2684, sovaprevir, or any other drug candidates we may develop or acquire in the future obtain regulatory approval, they may not gain market acceptance among physicians, health care payors, patients and the medical community. Factors that we believe could materially affect market acceptance of our product candidates include:

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

Our research, development and commercialization activities, including any drug candidates resulting from these activities, may infringe or be claimed to infringe patents or other proprietary rights owned by third parties and to which we do not hold licenses or other rights. There may be applications that have been filed but not published that, if issued, could be asserted against us. We are aware that certain third parties, including Alios, AstraZeneca, Bayer, Bristol-Myers Squibb, Enanta, Gilead, GlaxoSmithKline, Idenix, Merck, Novartis and Vertex have applications that are directed to certain classes of HCV inhibitors, including synthetic nucleotides. If a patent infringement suit were brought against us, we could be forced to stop or delay research, development, manufacturing or sales of the drug or drug candidate that is the subject of the suit. Further, if we are found to have infringed a third-party patent, we could be obligated to pay royalties and/or other payments to the third party for the sale of our product, which may be substantial, or we could be enjoined from selling our product.

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

In connection with capital raising activities, we may be required to dilute our existing stockholders substantially. For example, since August 2008, we have issued an aggregate of 76,608,269 shares of our common stock in private and registered offerings, as well as warrants to purchase an aggregate of 13,279,028 shares of our common stock. As of March 31, 2014, we have 5,337,796 warrants outstanding at a weighted average exercise price of $3.19. All of the shares of common stock we issued, as well as those shares issuable upon exercise of the warrants, are freely tradable pursuant to effective registration statements, making such shares available for immediate resale in the public market. In November 2012, we entered into a sales agreement with Cantor pursuant to which, from time to time, we may offer and sell shares of our common stock having an aggregate offering price of up to $50,000,000 through Cantor pursuant to an effective universal shelf registration statement that we filed in November 2012. Sales of our common stock, if any, under the agreement with Cantor may be made in sales deemed to be “at-the-market” equity offerings as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act, including sales made directly on or through the NASDAQ Global Select Market, the existing trading market for our common stock, sales made to or through a market maker other than on an exchange or otherwise, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, and/or any other method permitted by law, including in privately negotiated transactions. Sales of substantial amounts of shares of our common stock or other securities could lower the market price of our common stock.

Our executive officers, directors and principal stockholders have the ability to control or significantly influence all matters submitted to our stockholders for approval, which could have the effect of delaying, deferring or preventing a change in control if us and entrenching our management or board of directors.

As of May 1, 2014, our directors, executive officers and stockholders who own more than 5% of our outstanding common stock, together with their affiliates and related persons, beneficially own, in the aggregate, approximately 67% of our outstanding common stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation, sale of all or substantially all of our assets or similar transaction, as well as our management and affairs. The interests of this group of stockholders may not always coincide with our corporate interests or the interest of other stockholders, and they may act in a manner with which you may not agree or that may not be in the best interests of other stockholders. This concentration of voting power may have the effect of delaying, deferring or preventing a change in control of our company on terms that other stockholders may desire and entrenching our management or board or directors.

Our stock price has been and may in the future be volatile, and the market price of our common stock may decline in value in the future.

The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future. During the period from January 1, 2009 to March 31, 2014, our stock price has ranged from a low of $0.70 to a high of $12.95. Market prices for securities of early stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the results of clinical trials of our nucleotide polymerase inhibitor, ACH-3422, our NS5A inhibitor, ACH-3102, and our protease inhibitors, ACH-2684 and, if permitted by the FDA, sovaprevir;

•	further developments relating to the FDA’s clinical hold on sovaprevir;

•	the results of clinical trials conducted by others on drugs that would compete with our drug candidates;

•	the announcements of those data, particularly at high profile medical meetings, and the investment community’s perception of and reaction to those data;

•	the ability of our drug candidates to be dosed safely in combination with other drugs and/or drug candidates, both ours and others;

•	the entry into, modification of, or termination of key agreements, or any new collaboration agreement we may enter;

•	market expectations about the timeliness of our entry into, or failure to enter, collaboration arrangements with third parties;

•	market expectations about and response to the level of sales achieved by competitive, recently approved drugs such as sofosbuvir (Sovaldi™);

•	the entry by a potential third-party collaborator into an alliance with a competitor, or the entry by any other HCV drug developer into an alliance that may be perceived as competitive to us;

•	the continued industry consolidation of pharmaceutical companies developing HCV drug therapies, or the acquisition of any one of our HCV drug development competitors;

•	the premiums on other transactions and any significant increases or decreases of those premiums;

•	the results of regulatory reviews and actions relating to the approval of our drug candidates;

•	our failure to obtain patent protection for any of our drug candidates or the issuance of third-party patents that cover our drug candidates;

•	the initiation of, material developments in, or conclusion of litigation;

•	failure of any of our drug candidates, if approved, to achieve commercial success;

•	general and industry-specific economic conditions that may affect our business, financial condition and operations, including without limitation research and development expenditures;

•	the launch of drugs by others that would compete with our drug candidates;

•	the failure or discontinuation of any of our research programs;

•	issues in manufacturing our drug candidates or any approved products;

•	the introduction of technological innovations or new commercial products by us or our competitors;

•	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;

•	future sales of our common stock;

•	changes in the structure of health care payment systems;

•	period-to-period fluctuations in our financial results;

•	low trading volume of our common stock; and

•	the other factors described in this “Risk Factors” section.

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

In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies. Such litigation, if instituted, could result in substantial costs and diversion of management attention and resources, which could significantly harm our business operations and reputation. For example, we, and certain of our current and former officers, were named as defendants in a consolidated class action lawsuit following our announcements regarding the FDA’s clinical hold related to sovaprevir, our clinical-stage drug candidate for the treatment of chronic hepatitis C viral infection. On May 5, 2014, without any settlement payment by us, any individual defendant or any third party on their behalf, the lead plaintiffs in the consolidated class action lawsuit voluntarily dismissed all of their claims without prejudice. See “Part II, Item 1—Legal Proceedings.”

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

ITEM 6.	EXHIBITS

31.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets at March 31, 2014 and December 31, 2013 (unaudited), (ii) Statements of Comprehensive Loss for the three months ended March 31, 2014 and 2013 (unaudited), (iii) Statements of Cash Flows for the three months ended March 31, 2014 and 2013 (unaudited), and (iv) Notes to Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACHILLION PHARMACEUTICALS, INC.

Date: May 7, 2014	/s/ Milind S. Deshpande
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2014	/s/ Mary Kay Fenton
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets at March 31, 2014 and December 31, 2013 (unaudited), (ii) Statements of Comprehensive Loss for the three months ended March 31, 2014 and 2013 (unaudited), (iii) Statements of Cash Flows for the three months ended March 31, 2014 and 2013 (unaudited), and (iv) Notes to Financial Statements (unaudited).