Form 10-Q
period 2014-06-30
ACHILLION PHARMACEUTICALS INC
filed 2014-08-07
CIK 1070336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 1, 2014, the registrant had 97,788,046 shares of Common Stock, $0.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Achillion Pharmaceuticals, Inc.

Balance Sheets

(in thousands, except per share amounts)

(unaudited)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$33,268	$33,457
Marketable securities	98,205	88,393
Accounts and other receivables	194	480
Prepaid expenses and other current assets	1,923	2,452

Total current assets	133,590	124,782
Marketable securities	—	36,139
Fixed assets, net	1,279	1,265
Deferred financing costs	161	79
Restricted cash	152	152

Total assets	$135,182	$162,417

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,004	$4,591
Accrued expenses	7,039	4,521
Current portion of long-term debt	164	291

Total current liabilities	9,207	9,403
Long-term debt	—	56

Total liabilities	9,207	9,459

Commitments and contingencies (Note 12)

Stockholders’ Equity:
Common Stock, $.001 par value; 200,000 shares authorized: 97,787 and 96,792 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	98	97
Additional paid-in capital	539,271	534,529
Accumulated deficit	(413,419)	(381,674)
Accumulated other comprehensive income	25	6

Total stockholders’ equity	125,975	152,958

Total liabilities and stockholders’ equity	$135,182	$162,417

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Comprehensive Loss

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$—	$—	$—	$—

Operating expenses
Research and development	12,177	16,568	25,019	25,288
General and administrative	3,589	3,545	6,982	6,619

Total operating expenses	15,766	20,113	32,001	31,907

Loss from operations	(15,766)	(20,113)	(32,001)	(31,907)
Other income (expense)
Interest income	117	185	275	263
Interest expense	(8)	(12)	(19)	(34)

Net loss	(15,657)	(19,940)	(31,745)	(31,678)

Total comprehensive loss (Note 10)	(15,656)	(20,051)	(31,726)	(31,838)

Basic and diluted net loss per share (Note 4)	$(0.16)	$(0.21)	$(0.33)	$(0.35)

Weighted average number of shares used in computing basic and diluted net loss per share	97,017	96,580	96,905	91,245

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Cash Flows

(in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net loss	$(31,745)	$(31,678)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	232	197
Non-cash stock-based compensation	3,197	3,087
Premium on purchases of marketable securities	(724)	(3,077)
Amortization of premium on marketable securities	1,128	956
Changes in operating assets and liabilities:
Accounts and other receivables	286	(332)
Prepaid expenses and other assets	529	(271)
Accounts payable	(2,587)	2,285
Accrued expenses	2,518	2,422

Net cash used in operating activities	(27,166)	(26,411)

Cash flows from investing activities
Purchases of fixed assets	(246)	(238)
Purchases of marketable securities	(55,027)	(144,947)
Maturities of marketable securities	80,969	36,865

Net cash provided by (used in) investing activities	25,696	(108,320)

Cash flows from financing activities
Proceeds from sale of common stock, net of issuance costs	—	133,211
Proceeds from exercise of stock options	1,450	298
Proceeds from sale of common stock under Employee Stock Purchase Plan	96	105
Payment of deferred financing costs	(82)	—
Repayments of debt	(183)	(172)

Net cash provided by financing activities	1,281	133,442

Net increase in cash and cash equivalents	(189)	(1,289)
Cash and cash equivalents, beginning of period	33,457	18,526

Cash and cash equivalents, end of period	$33,268	$17,237

Supplemental disclosure of cash flow information
Cash paid for interest	$20	$27
Supplemental disclosure of non-cash financing activities
Cashless exercise of warrants	$2,848	$—

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Notes to Financial Statements

(in thousands, except per share amounts)

(unaudited)

1. Nature of the Business

Achillion Pharmaceuticals, Inc. (the “Company”) was incorporated on August 17, 1998 in Delaware. The Company is seeking to discover, develop and commercialize innovative drug therapies. The Company is devoting substantially all of its efforts towards product research and development.

The Company incurred losses of $399,557 from inception through June 30, 2014 and had an accumulated deficit of $413,419 at June 30, 2014, which includes preferred stock dividends recognized until the Company’s initial public offering in 2006. The Company has funded its operations primarily through the sale of equity securities.

The Company believes that its existing cash, cash equivalents and marketable securities will be sufficient to meet its projected operating requirements through at least June 30, 2015. However, the Company’s future capital requirements may change and will depend upon numerous factors, including but not limited to:

•	the costs involved in the clinical development, manufacturing and formulation of ACH-3422, ACH-3102 and sovaprevir;

•	the scope of and costs associated with entering into cooperative study arrangements, CSAs, if any, for the collaborative development of its drug candidates in combination with others’ drug candidates;

•	the costs involved in obtaining regulatory approvals for the Company’s drug candidates;

•	the scope, prioritization and number of programs the Company pursues;

•	the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent and other intellectual property claims;

•	the Company’s ability to raise incremental debt or equity capital, including any changes in the credit or equity markets that may impact its ability to obtain capital in the future;

•	the costs associated with, and the outcome of, lawsuits against the Company, if any;

•	the Company’s acquisition and development of new technologies and drug candidates; and

•	competing technological and market developments currently unknown to the Company.

In June 2013, the U.S. Food and Drug Administration (the “FDA”) placed a clinical hold on sovaprevir after elevations in liver enzymes were noted in a phase I healthy subjects drug-drug interaction study evaluating the effects of concomitant administration of sovaprevir with ritonavir-boosted atazanavir. In June 2014, the FDA removed the clinical hold on sovaprevir, allowing the Company to conduct therapeutic trials of sovaprevir in HCV patients with a maximum dose of 200 mg once daily and in single dose studies in healthy volunteers, but the FDA maintained a partial clinical hold on sovaprevir for multiple dose studies that the Company may conduct in healthy volunteers. The Company expects to continue to work collaboratively with the FDA on the continued clinical development of sovaprevir. Following an internal assessment of the Company’s protease inhibitor drug candidates, sovaprevir and ACH-2684, the Company has determined to advance sovaprevir in future clinical trials with ACH-3422 and ACH-3102, rather than ACH-2684.

2. Accounting Standards Updates

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”. The objective of ASU 2014-19 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of the new standard is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is effective for annual reporting periods beginning after December 15, 2016 and allows for prospective or retrospective application. The Company does not believe this pronouncement will have a material effect on its financial statements.

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

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Net loss (numerator)	$(31,745)	$(31,678)
Weighted-average shares, in thousands (denominator)	96,905	91,245
Basic and diluted net loss per share	$(0.33)	$(0.35)

Potentially dilutive securities outstanding as of June 30, 2014 and 2013 are as follows:

	June 30,
	2014	2013
	(in thousands)
Stock options	8,603	7,902
Warrants	4,531	5,348

Total potentially dilutive securities outstanding	13,134	13,250

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

Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; or

Level 3: Unobservable inputs.

The fair value of the Company’s marketable securities of $98,205 and $124,532 as of June 30, 2014 and December 31, 2013, respectively, is valued based on level 2 inputs. The Company’s investments consist mainly of U.S. government and agency securities, government sponsored bond obligations and certain other corporate debt securities. Fair value is determined by taking into consideration valuations obtained from third-party pricing services. The third-party pricing services utilize industry standard valuation models, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; issuer credit spreads; benchmark securities; and other observable inputs. The Company has assessed these as level 2 within the fair value hierarchy of ASC 820. The Company classifies its entire investment portfolio as available for sale as defined in ASC 320, Debt and Equity Securities. Securities are carried at fair value with the unrealized gains (losses) reported as a separate component of stockholders’ equity within accumulated other comprehensive income.

The unrealized gain from marketable securities was $25 and $6 at June 30, 2014 and December 31, 2013, respectively.

As of June 30, 2014 and December 31, 2013, none of the Company’s investments were determined to be other than temporarily impaired.

The following table summarizes the Company’s investments:

	June 30, 2014				December 31, 2013
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Commercial Paper	$8,037	$11	—	$8,048	$14,190	$9	—	$14,199
Corporate Debt Securities	77,166	24	(17)	77,173	95,036	27	(25)	95,038
Government and Agency Securities	12,977	7	—	12,984	15,300	1	(6)	15,295

Total	$98,180	$42	(17)	$98,205	$124,526	$37	(31)	$124,532

The following table summarizes the contractual maturities of the Company’s investments:

	June 30, 2014	December 31, 2013
Mature in less than one year	$98,205	$88,393
Mature in one to five years	—	36,139

Total	$98,205	$124,532

7. Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2014	December 31, 2013
Accrued compensation	$1,864	$554
Accrued research and development expenses	4,264	3,276
Accrued professional expenses	686	432
Other accrued expenses	225	259

Total	$7,039	$4,521

Accrued research and development expenses are comprised of amounts owed to third-party contract research organizations, or “CROs”, clinical investigators, laboratories and data managers for research and development work performed on behalf of the Company.

8. Debt

Debt consists of the following:

	June 30, 2014	December 31, 2013
2011 Credit Facility, payable in monthly installments through March 2015, with interest of 6.44% to 6.79% per annum	$164	$347

Total debt	164	347
Less: current portion	(164)	(291)

Total long-term debt, net of current portion	$—	$56

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

9. Stock-Based Compensation

The Company’s 2006 Stock Incentive Plan, or the 2006 Plan, is administered by the Company’s Board of Directors and provides for the grant of incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights and other stock-based awards. The Company’s officers, employees, consultants, advisors and directors are eligible to receive awards under the 2006 Plan; however, incentive stock options may only be granted to employees. Stock options granted are exercisable for a period determined by the Company, but in no event longer than ten years from the date of the grant. Stock options generally vest ratably over four years. There were 3,430 shares available to be granted under the 2006 Plan as of June 30, 2014.

A summary of the status of the Company’s stock option activity for the six months ended June 30, 2014 is presented in the table and narrative below:

	Stock Options	Weighted Average Exercise Price
Outstanding at January 1, 2014	9,083	$5.14
Granted	510	3.28
Exercised	(541)	2.68
Forfeited	(326)	3.48
Cancelled	(123)	5.20

Outstanding at June 30, 2014	8,603	$5.25

Options exercisable at June 30, 2014	4,520	$5.41

Weighted-average fair value of options granted during the period		$2.39

The Company utilizes the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of assumptions which determine the fair value of the stock-based awards. The assumptions used to value stock options granted are as follows:

For the Six Months Ended
	June 30, 2014	June 30, 2013
Expected term of option	5.0 - 6.1 years	5.0 - 6.1 years
Expected volatility	92 - 96%	87 - 88%
Risk free interest rate	1.88 - 2.02%	1.01 - 1.69%
Expected dividend yield	0%	0%

Total compensation expense recorded in the accompanying statements of operations associated with option grants made to employees was $3,160 and $2,978 for the six months ended June 30, 2014 and 2013, respectively. The Company recorded no tax benefit related to these stock options since the Company currently maintains a full valuation allowance on its deferred tax assets.

As of June 30, 2014, the intrinsic value of the stock options outstanding was $23,628, of which $12,650 related to vested stock options and $10,978 related to unvested stock options. The intrinsic value of stock options is calculated based on the difference between the exercise prices of the underlying common stock and the quoted stock price of the Company’s common stock as of June 30, 2014.

As of June 30, 2014, the total compensation cost related to unvested stock options not yet recognized in the financial statements is approximately $12,472, net of estimated forfeitures, and the weighted average period over which this amount is expected to be recognized is 1.4 years.

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

11. Stockholders’ Equity

Changes in stockholders’ equity for the six months ended June 30, 2014 and 2013 were as follows:

	For the Six Months Ended June 30,
	2014	2013
Balance at December 31, 2013 and 2012	$152,958	$72,047
Net loss	(31,745)	(31,678)
Stock-based compensation	3,197	3,087
Exercise of stock options	1,450	298
Change in unrealized loss on marketable securities	19	(160)
Issuance of common stock	—	133,211
Issuance of common stock under the Employee Stock Purchase Plan	96	105

Balance at June 30, 2014 and 2013	$125,975	$176,910

12. Commitments and Contingencies

From time to time, in the ordinary course of business, the Company is subject to litigation and regulatory examinations as well as information gathering requests, inquiries and investigations.

On May 5, 2014, the lead plaintiffs in the previously disclosed consolidated class action lawsuit originally filed in October 2013 against the Company and certain of its current and former officers in the United States District Court for the District of Connecticut voluntarily dismissed all of their claims without prejudice. The Court approved the voluntary dismissal and closed the case on May 6, 2014. A dismissal without prejudice does not prevent the litigation of the same claims in a subsequent action.

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

Overview

We are a biopharmaceutical company that is seeking to discover, develop and commercialize innovative treatments for infectious diseases. We are currently focusing our efforts on developing commercially competitive, short-duration combination therapies for the treatment of chronic hepatitis C virus, or HCV, infection that are once-daily and ribavirin-free. Specifically, we are advancing:

•	ACH-3422, a NS5B nucleotide polymerase inhibitor, currently in phase I clinical development;

•	ACH-3102, a NS5A inhibitor, currently in phase II clinical development; and

•	Sovaprevir, a NS3/4A protease inhibitor, currently in phase II clinical development.

In June 2013, the U.S. Food and Drug Administration, or FDA, placed a clinical hold on sovaprevir after elevations in liver enzymes were noted in a phase I healthy subjects drug-drug interaction study evaluating the effects of concomitant administration of sovaprevir with ritonavir-boosted atazanavir. In June 2014, the FDA removed the clinical hold on sovaprevir, allowing us to conduct therapeutic trials of sovaprevir in HCV patients with a maximum dose of 200 mg once daily and in single dose trials in healthy volunteers, but the FDA maintained a partial clinical hold on sovaprevir for multiple dose studies that we may conduct in healthy volunteers. Following an internal assessment of our protease inhibitor drug candidates, sovaprevir and ACH-2684, we have determined to advance sovaprevir in future clinical trials with ACH-3422 and ACH-3102, rather than ACH-2684.

In addition to our work in anti-infectives, we are leveraging our expertise in structure-based drug design to develop small molecule therapeutics with well-characterized biologic activity. In particular, we are working to identify novel small molecule compounds that can be administered orally for the treatment of immune system-related rare diseases. We plan to nominate our first lead small molecule compound in this immunology program later this year.

We have also established a pipeline of certain antibacterial product candidates for which we have sought appropriate collaborative partners, and to which we are not currently devoting significant resources. We have also developed and out licensed certain development and commercialization rights to elvucitabine, for the treatment of both hepatitis B virus, or HBV, and human immunodeficiency virus, or HIV.

We have devoted and are continuing to devote substantially all of our efforts toward product research and development. We have incurred losses of $399.6 million from inception through June 30, 2014 and had an accumulated deficit of $413.4 million at June 30, 2014, which includes preferred stock dividends recognized until our initial public offering in 2006. Our net losses were $31.7 million and $31.7 million for the six months ended June 30, 2014 and 2013, respectively.

We have funded our operations primarily through proceeds from the sale of equity securities. Through June 30, 2014, we have received approximately $515.9 million in aggregate gross proceeds from stock issuances, including convertible preferred stock, our initial public offering, private placements of our common stock and registered offerings of our common stock.

We expect to incur substantial and increasing losses for at least the next several years as we seek to:

•	continue clinical development of ACH-3422, ACH-3102 and sovaprevir; and

•	identify and progress additional drug candidates.

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

Financial Operations Overview

Revenue

During the three and six months ended June 30, 2014 and 2013 we did not recognize any revenue.

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

Within the anti-infectives market, we are concentrating on the development of antivirals for the treatment of HCV. Currently, we are focused on developing combination regimens using our drug candidates for the treatment of HCV, including ACH-3422 plus ACH-3102, both with and without sovaprevir. In the near term, we intend to focus our efforts on (i) continuing a phase I/Ib clinical trial of ACH-3422, (ii) continuing an eight and six week clinical trial with ACH-3102 and sofosbuvir, a marketed nucleotide polymerase inhibitor that we believe is a proxy for future use of our nucleotide polymerase inhibitor, ACH-3422, since sofosbuvir is in the same class of drugs as ACH-3422, (iii) initiating a multiple dose drug-drug interaction study with sovaprevir plus compounds that potentially impact active transport mechanisms in the liver and intestines, and (iv) exploring potential development of our drug candidates with other drug developers under cooperative or other study arrangements.

In addition to our work in anti-infectives, we are leveraging our expertise in structure-based drug design to develop small molecule therapeutics with well-characterized biologic activity. In particular, we are working to identify novel small molecule compounds that can be administered orally for the treatment of immune system related rare diseases. We plan to nominate our first lead small molecule compound in this immunology program later this year.

We have established our current HCV drug candidate pipeline entirely through our internal discovery capabilities. Through these efforts, we have identified the following portfolio of drug candidates which we intend to study in combination with each other and/or potentially in combination with compounds owned by others:

•	ACH-3422, a NS5B Nucleotide Polymerase Inhibitor. We are developing combination regimens to address all HCV genotypes based on use of ACH-3422, our nucleotide prodrug inhibitor of HCV NS5B polymerase, in combination with ACH-3102, our NS5A inhibitor, and potentially with a NS3/4A protease inhibitor. In vitro, ACH-3422 has demonstrated excellent potency, with activity demonstrated across all genotypes of HCV and an EC50, or concentration effective enough to eliminate 50% of the virus, of approximately 50 to 65 nanomolar against genotype 1 HCV. We have completed a 28-day safety study in animals in which no significant findings were noted. ACH-3422 appears to have high oral bioavailability, rapid uptake and conversion of the prodrug into the monophosphate within the liver, and a pharmacokinetic profile supportive of once-daily dosing. In April, we initiated a phase I/Ib first-in-human clinical trial of ACH-3422 outside the United States. We expect data from this trial to be available in Fall 2014. We plan to initiate a clinical trial based on ACH-3422 in combination with other of our direct acting anti-virals, or DAAs, pending regulatory approval, by the end of 2014.

•	ACH-3102, a NS5A Inhibitor. We are developing combination drug regimens that also include ACH-3102, our pan-genotypic, second generation NS5A inhibitor. To date, we have completed two phase II 12-week clinical trials with ACH-3102 including the -007 trial with sovaprevir described below, which examined the use of ACH-3102 in combination with sovaprevir and ribavirin, and the -005 study, which examined the use of ACH-3102 with ribavirin alone. Results from these studies indicate that ACH-3102 is uniquely potent against HCV genotype 1b and was well tolerated with no drug-related serious adverse events. All patients in the -007 trial achieved a very rapid virologic response, or vRVR, meaning undetectable levels of HCV RNA (less than 25 IU (international units)/ml) by week 2 of treatment. Also in the -007 study, all patients infected with HCV genotype 1b achieved SVR24, meaning undetectable levels of HCV RNA twenty-four weeks after cessation of dosing. In the -005 study, ACH-3102 in combination with ribavirin demonstrated potent anti-HCV activity even in the presence of multiple drug resistant mutations observed at baseline, and while vRVR was achieved by the majority of patients, SVR12 was not achieved in the majority of patients. To date, we have not been able to generate any resistant mutations to ACH-3102 in genotype 1b HCV. ACH-3102 has been granted Fast Track status by the FDA.

•	Sovaprevir, a NS3/4A Protease Inhibitor. We recently completed a randomized, double-blind phase II clinical trial that evaluated 12 weeks of treatment consisting of sovaprevir and our NS5A inhibitor, ACH-3102, with ribavirin for the treatment of genotype 1 HCV (the -007 trial). For further discussions of this trial please see “ACH-3102, a NS5A Inhibitor,” above. In June 2013, the FDA placed a clinical hold on sovaprevir after elevations in liver enzymes were noted in a phase I healthy subjects drug-drug interaction study evaluating the effects of concomitant administration of sovaprevir with ritonavir-boosted atazanavir. In June 2014, the FDA lifted the full clinical hold, allowing us to advance sovaprevir in clinical trials of HCV-infected patients, but requiring us to seek FDA approval to conduct multi-dose clinical trials in healthy subjects. Following an internal assessment of our protease inhibitor drug candidates, sovaprevir and ACH-2684, we determined to advance sovaprevir in future clinical trials with ACH-3422 and ACH-3102, rather than ACH-2684. We plan to initiate a drug-drug interaction study with sovaprevir plus compounds that potentially impact active transport mechanisms in the liver and intestines in the fourth quarter of 2014.

•	ACH-2684, a NS3/4A Protease Inhibitor. We most recently completed phase Ib proof-of-concept clinical studies of ACH-2684, including three segments: once-daily dosing in genotype 1, twice-daily dosing in patients with genotype 3, and once-daily dosing in patients with cirrhosis. Cirrhosis is an abnormal liver condition characterized by irreversible scarring of the liver. Once-daily doses of 400mg of ACH-2684 reduced viral load by a mean maximum 3.73 log10 in genotype 1 HCV patients. In addition, twice daily doses of 400mg of ACH-2684 reduced viral load by a maximal 2.03 log10 in patients with HCV genotype 3. Lastly, once-daily doses of 400mg administered for three days to HCV patients with cirrhosis reduced viral load by a mean maximum 3.67 log10 reduction, similar to the antiviral activity achieved in non-cirrhotic genotype 1 HCV patients receiving the same dose of ACH-2684. ACH-2684 demonstrated good safety and tolerability in these phase Ib clinical studies, as well as in phase Ia studies in healthy volunteers. Following an internal assessment of our protease inhibitor drug candidates, sovaprevir and ACH-2684, we determined to advance sovaprevir in future clinical trials with ACH-3422 and ACH-3102, rather than ACH-2684.

We intend to continue to focus on the discovery and development of new drug candidates through our extensive expertise in biology and medicinal chemistry. Although significant additional funding and research and development will be required to support these efforts, we believe our drug discovery capabilities will allow us to further expand our product candidate portfolio, providing us with strong growth potential.

All costs associated with internal research and development, and research and development services for which we have externally contracted, are expensed as incurred. The costs of obtaining patents for our candidates are expensed as incurred as indirect costs.

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Clinical candidate direct external costs:
ACH-3422 (and related compounds)	$6,298	$223
ACH-3102 (and related compounds)	2,322	4,861
Sovaprevir (and related compounds)	875	4,503
ACH-2684 (and related compounds)	1,315	629
Sovaprevir/ACH-3102 combination trials	685	7,423
ACH-3102/ACH-2684 combination trial	2,001	7
ACH-3102/sofosbuvir combination trial	1,578	—
Other	882	275

	15,956	17,921
Direct internal personnel costs	6,781	5,620

Sub-total direct costs	22,737	23,541
Indirect costs and overhead	2,432	1,837
Research and development tax credit	(150)	(90)

Total research and development	$25,019	$25,288

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

Critical Accounting Standards and Estimates

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2013. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a significant impact on our financial results. During the first six months of 2014, there were no significant changes in our estimates and critical accounting policies.

Results of Operations

Results of operations may vary from period to period depending on numerous factors, including the timing of payments received under existing or future strategic alliances, joint ventures or financings, if any, the progress of our research and development projects, technological advances and determinations as to the commercial potential of proposed products.

Comparison of Three and Six Months Ended June 30, 2014 and 2013

Research and Development Expenses. Research and development expenses were $12.2 million and $16.6 million for the three months ended June 30, 2014 and 2013, respectively, and $25.0 million and $25.3 million for the six months ended June 30, 2014 and 2013, respectively. The decrease for the three and six months ended June 30, 2014 was primarily due to decreased clinical trial and manufacturing costs related to combination clinical trials of sovaprevir and ACH-3102, partially offset by increased preclinical, manufacturing and clinical costs related to ACH-3422 and ACH-3102 combination trials with ACH-2684 and sofosbuvir, as well as increased outsourced research and consulting fees. Additionally, manufacturing costs related to ACH-2684 increased. Personnel costs and non-cash stock-based compensation also increased primarily due to the addition of personnel in our development group. We expect research and development expenses during the remainder of the year to be consistent with the first half of the year. Research and development expenses for the three and six months ended June 30, 2014 and 2013 are comprised as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	Change	% Change	2014	2013	Change	% Change
Personnel costs	$2,819	$2,300	$519	23%	$5,537	$4,580	$957	21%
Stock-based compensation	645	481	164	34%	1,244	1,040	204	20%
Outsourced research and supplies	7,002	12,488	(5,486)	(44)%	14,641	17,148	(2,507)	(15)%
Professional and consulting fees	1,134	707	427	60%	2,443	1,410	1,033	73%
Facilities costs	532	484	48	10%	1,040	1,002	38	4%
Travel and other costs	127	153	(26)	(17)%	264	198	66	33%
Research and development tax credit	(82)	(45)	(37)	82%	(150)	(90)	(60)	(67)%

Total	$12,177	$16,568	$(4,391)	(27)%	$25,019	$25,288	(269)	(1)%

General and Administrative Expenses. General and administrative expenses were $3.6 million and $3.5 million for the three months ended June 30, 2014 and 2013, respectively, and $7.0 million and $6.6 million for the six months ended June 30, 2014 and 2013, respectively. The increase for the three months ended June 30, 2014 was primarily due to increased corporate legal and insurance fees, partially offset by decreased non cash stock compensation and consulting fees. The increase for the six months ended June 30, 2014 was primarily due to increased corporate legal fees, offset by decreased consulting fees. We expect general and administrative expenses during the remainder of the year to be consistent with the first half of the year. General and administrative expenses for the three and six months ended June 30, 2014 and 2013 are comprised as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	Change	% Change	2014	2013	Change	% Change
Personnel costs	$983	$908	$75	8%	$1,960	$1,808	$152	8%
Stock-based compensation	996	1,183	(187)	(16)%	1,953	2,047	(94)	(5)%
Professional and consulting fees	1,075	962	113	12%	2,028	1,830	198	11%
Facilities costs	222	162	60	37%	392	324	68	21%
Travel and other costs	313	330	(17)	(5)%	649	610	39	6%

Total	$3,589	$3,545	$44	1%	$6,982	$6,619	$363	5%

Other Income (Expense). Interest income was $117,000 and $185,000 for the three months ended June 30, 2014 and 2013, respectively. The $68,000, or 37%, decrease was primarily due to decreased average cash balances in 2014. Interest expense was $8,000 and $12,000 for the three months ended June 30, 2014 and 2013, respectively.

Interest income was $275,000 and $263,000 for the six months ended June 30, 2014 and 2013, respectively. Interest expense was $19,000 and $34,000 for the six months ended June 30, 2014 and 2013, respectively. The $15,000, or 44%, decrease was primarily due to lower average debt facility balances outstanding in 2014.

Liquidity and Capital Resources

Since our inception in August 1998, we have financed our operations primarily through proceeds from the sale of equity securities. Through June 30, 2014, we have received approximately $515.9 million in aggregate gross proceeds from stock issuances, including convertible preferred stock, our initial public offering, private placements of our common stock and registered offerings of our common stock, including the following:

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

As of June 30, 2014, our debt balance due to borrowings was $164,000 with an interest rate of 6.44%.

We had $131.0 million and $158.0 million in cash, cash equivalents and marketable securities as of June 30, 2014 and December 31, 2013, respectively. We regularly review our investments and monitor the financial markets. As of June 30, 2014, our cash, cash equivalents and marketable securities included high-quality financial instruments, primarily money market funds, government sponsored bond obligations and other corporate debt securities which we believe are subject to limited credit risk.

Cash used in operating activities was $27.2 million for the six months ended June 30, 2014 and was primarily attributable to our $31.7 million net loss combined with a $2.6 million decrease in accounts payable, partially offset by $3.2 million in non-cash stock-based compensation and a $2.5 million increase in accrued expenses. Cash used in operating activities was $26.4 million for the six months ended June 30, 2013 and was primarily attributable to our $31.7 million net loss combined with $3.1 million in premiums paid on the purchase of marketable securities, partially offset by non-cash stock-based compensation and increases in accounts payable and accrued expenses.

Cash provided by investing activities was $25.7 million for the six months ended June 30, 2014 and was primarily attributable to $81.0 million in maturities of marketable securities, partially offset by $55.0 million in purchases of marketable securities. Cash used in investing activities was $108.3 million for the six months ended June 30, 2013 and was primarily attributable to $144.9 million in purchases of marketable securities, partially offset by maturities of marketable securities.

Cash provided by financing activities was $1.3 million for the six months ended June 30, 2014 and was primarily attributable to $1.5 million in proceeds from the exercise of stock options, partially offset by repayments of debt. Cash provided by financing activities was $133.4 million for the six months ended June 30, 2013 and was primarily attributable to $133.2 million in net proceeds from our public offering in February 2013.

We expect to incur continuing and increasing losses from operations for at least the next several years as we seek to:

•	continue clinical development of ACH-3422, ACH-3102, and sovaprevir; and

•	identify and progress additional drug candidates.

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

We believe that our existing cash, cash equivalents, and marketable securities will be sufficient to meet our projected operating requirements through at least June 30, 2015. However, our future capital requirements may change and will depend upon numerous factors, including but not limited to:

•	the costs involved in the clinical development, manufacturing and formulation of ACH-3422, ACH-3102, and sovaprevir;

•	the scope of and costs associated with entering into cooperative study arrangements, or CSAs, if any, for the collaborative development of our drug candidates in combination with third-party drug candidates;

•	the costs involved in obtaining regulatory approvals for our drug candidates;

•	the scope, prioritization and number of programs we pursue;

•	the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent and other intellectual property claims;

•	our ability to raise incremental debt or equity capital, including any changes in the credit or equity markets that may impact our ability to obtain capital in the future;

•	the costs associated with, and the outcome of, lawsuits against us, if any;

•	our acquisition and development of new technologies and drug candidates; and

•	competing technological and market developments currently unknown to us.

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”. The objective of ASU 2014-19 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of the new standard is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is effective for annual reporting periods beginning after December 15, 2016 and allows for prospective or retrospective application. We do not believe this pronouncement will have a material effect on our financial statements.

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

Capital Market Risk. We currently have no product revenues and depend on funds raised through other sources. One source of funding is through future debt or equity offerings. Our ability to raise funds in this manner depends upon, among other things, capital market forces affecting our stock price.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective, at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a–15(d) and 15d–15(d) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Class Actions

On May 5, 2014, without any settlement payment by us, any individual defendant or any third party on their behalf, the lead plaintiffs in the previously disclosed consolidated class action lawsuit originally filed in October 2013 against us and certain of our current and former officers in the United States District Court for the District of Connecticut voluntarily dismissed all of their claims without prejudice. The Court approved the voluntary dismissal and closed the case on May 6, 2014. A dismissal without prejudice does not prevent the litigation of the same claims in a subsequent action.

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

We have invested a significant portion of our efforts and financial resources in the development of our candidates for the treatment of HCV, including our nucleotide polymerase inhibitor, ACH-3422, our NS5A inhibitor, ACH-3102, and our protease inhibitor, sovaprevir. Our ability to generate revenues will depend heavily on the successful development and commercialization of these drug candidates. The development and commercial success of these drug candidates will depend on several factors, including the following:

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

Positive results in preclinical studies of a drug candidate may not be predictive of similar results in human clinical trials, and promising results from early clinical trials of a drug candidate may not be replicated in later clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in early-stage development. Accordingly, the results from the preclinical studies or completed clinical trials for ACH-3422, ACH-3102, or sovaprevir may not be predictive of the results we may obtain in later stage trials.

We do not expect any of our drug candidates for the treatment of HCV to be commercially available for at least several years, if at all.

As a result of elevations in liver enzymes noted in a phase I drug-drug interaction study for healthy volunteers evaluating the effects of concomitant administration of sovaprevir with ritonavir-boosted atazanavir, the FDA previously placed a clinical hold on sovaprevir. While the FDA removed its clinical hold on sovaprevir for single dose studies in June 2014, the FDA maintained a partial clinical hold on sovaprevir for certain multiple dose studies in healthy volunteers. Our business may be adversely affected if such regulatory concerns lead to delays in developing sovaprevir or if elevated liver enzyme levels or other adverse drug-drug interactions are observed in subsequent studies.

One of our most advanced compounds under development is sovaprevir, a NS3/4A protease inhibitor in phase II clinical development. In June 2013, the FDA placed a clinical hold on sovaprevir after elevations in liver enzymes were noted in a phase I healthy subjects drug-drug interaction study evaluating the effects of concomitant administration of sovaprevir with ritonavir-boosted atazanavir. In June 2014, the FDA removed the clinical hold on sovaprevir, allowing us to conduct therapeutic trials of sovaprevir in HCV patients with a maximum dose of 200 mg once daily and in single dose studies in healthy volunteers, but the FDA maintained a partial clinical hold on sovaprevir for multiple dose studies that we may conduct in healthy volunteers.

The FDA may not remove the partial clinical hold on sovaprevir and may not allow us to conduct additional multiple dose studies in healthy volunteers without their prior permission. Moreover, elevated liver enzymes or other adverse drug-drug interactions could be observed in our ongoing phase II clinical trial or any other subsequent preclinical studies or clinical trials that we may conduct. If the FDA does not remove the partial clinical hold or if elevated liver enzymes or other adverse drug-drug interactions are observed, our development of sovaprevir may be delayed, and the associated costs may be significantly increased, adversely affecting our business. If the FDA places sovaprevir on clinical hold again, we may terminate the development of sovaprevir, which may adversely affect our business.

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

If approved, our drug candidates that we are advancing, ACH-3422, ACH-3102, and sovaprevir, would compete with drugs currently approved for the treatment of HCV, i.e., the interferon-alpha-based products from Roche (Pegasys and Roferon-A) or Merck (Intron-A or Peg-Intron), the ribavirin-based products from Merck (Rebetrol), Roche (Copegus) and generic versions sold by various companies, as well as recently-approved protease inhibitors telaprevir by Vertex (Incivek®), boceprevir by Merck (Victrelis®) and simeprevir by Johnson and Johnson (Olysio™) and recently approved nucleotide inhibitor sofosbuvir by Gilead Sciences (Sovaldi™.)

If approved, our drug candidates may also compete with all-oral treatments currently in development to treat HCV infection in multiple classes including protease inhibitors, polymerase inhibitors (nucleoside, nucleotide, and non-nucleoside), NS5A inhibitors and cyclophilin inhibitors. Competing drug candidates for the treatment of HCV, or combinations of drug candidates, are being developed by companies such as AbbVie, Astra-Zeneca, Boehringer Ingelheim, Bristol-Myers Squibb, Enanta, Gilead, GlaxoSmithKline, Johnson & Johnson, Presidio, Medivir, Merck, Novartis, Pfizer, Roche, Valeant and Vertex.

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

Mergers and acquisitions in the pharmaceutical and biotechnology industry may result in even more resources being concentrated among a smaller number of our competitors. For example, in August 2014, Merck completed its acquisition of Idenix Pharmaceuticals, Inc., a potential competitor of ours. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

Competitive products, specific classes of competitive products, or combinations of competitive products, may render our products obsolete or noncompetitive before we can recover the expenses of developing and commercializing our drug candidates. Furthermore, the development of new treatment methods for the diseases we are targeting could render our drug candidates noncompetitive, obsolete or uneconomical. If we successfully develop and obtain approval for any of our drug candidates, we will face competition based on the safety and effectiveness of our drug candidates, the timing of their entry into the market in relation to competitive products in development, the availability and cost of supply, marketing and sales capabilities, reimbursement coverage, price, patent position and other factors. If we successfully develop drug candidates but those drug candidates do not achieve and maintain market acceptance, our business will not be successful.

We have a limited operating history and have incurred a cumulative loss since inception. If we do not generate significant revenues, we will not be profitable.

We have incurred significant losses since our inception in August 1998. As of June 30, 2014, our accumulated deficit was approximately $413 million. We have not generated any revenue from the sale of drug candidates to date. We expect that our annual operating losses will increase over the next several years as we expand our research, development and commercialization efforts.

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

We believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our current projected operating requirements through at least June 30, 2015. However, our future capital requirements may change and will depend upon numerous factors, including but not limited to:

•	the costs involved in the clinical development, manufacturing and formulation of ACH-3422, ACH-3102, and sovaprevir;

•	the scope of and costs associated with entering into cooperative study arrangements, or CSAs, if any, for the collaborative development of our drug candidates in combination with others’ drug candidates;

•	the costs involved in obtaining regulatory approvals for our drug candidates;

•	the scope, prioritization and number of programs we pursue;

•	the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent and other intellectual property claims;

•	our ability to raise incremental debt or equity capital, including any changes in the credit or equity markets that may impact our ability to obtain capital in the future;

•	the costs associated with, and the outcome of, lawsuits against us, if any;

•	our acquisition and development of new technologies and drug candidates; and

•	competing technological, regulatory and market developments currently unknown to us.

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

Since August 2008, we have issued an aggregate of 76,608,269 shares of our common stock in two private placements and four registered offerings as well as warrants to purchase an aggregate of 13,279,028 shares of our common stock. As of June 30, 2014, we have 4,530,969 warrants outstanding at a weighted average exercise price of $3.12. These financings substantially diluted our existing stockholders.

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

In recent years, several acquisitions of smaller biopharmaceutical companies by larger biopharmaceutical companies took place at substantial premiums over the market capitalizations of the target companies, including the acquisitions of Anadys Pharmaceuticals, Pharmasset, Inc. and Inhibitex Pharmaceuticals, by Roche, Gilead and Bristol-Myers Squibb, respectively. Most recently, in August 2014, Merck completed their planned acquisition of Idenix Pharmaceuticals, Inc. As such consolidation continues to take place, we may face competitive pressures to a far greater degree than had those consolidations not occurred, resulting from the greater resources the larger biopharmaceutical companies can put toward their development pipelines. Further, if investors who provide capital to our industry continue to seek and advocate for similar acquisitions at similar premiums, we may not be able to satisfy their higher expectations for market value appreciation and our stock price may decline. In addition, such acquisitions at significant premiums to market price tend to increase volatility of stock prices in our industry, potentially making investors wary of making incremental investment in us.

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

We, and a number of other companies in the pharmaceutical and biotechnology industries, have suffered significant setbacks in later stage clinical trials even after achieving promising results in early-stage development. For example, in June 2013, the FDA placed a full clinical hold on sovaprevir that was not released until June 2014, during which time we suffered a significant decline in share price.

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

Our drug candidates are subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, safety, efficacy, record keeping, labeling, marketing and distribution of drugs. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process are required in the United States and in many foreign jurisdictions prior to the commercial sale of our drug candidates. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. It is possible that none of the drug candidates we are developing will obtain marketing approval. In connection with the clinical trials for ACH-3422, ACH-3102, sovaprevir, and any other drug candidate we may seek to develop in the future, we face risks that:

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

Any delay in obtaining or failure to obtain required approvals could materially adversely affect our ability to progress the development of a drug candidate and to generate revenues from that drug candidate. For example, in June 2013, the FDA placed a full clinical hold on sovaprevir that was not released until June 2014.

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

Any of the following could delay the clinical development of our drug candidates:

•	ongoing discussions with the FDA or comparable foreign authorities regarding the scope or design of our clinical trials;

•	delays in receiving, or the inability to obtain, required approvals from institutional review boards or other reviewing entities at clinical sites selected for participation in our clinical trials;

•	delays in enrolling volunteers and patients into clinical trials;

•	a lower than anticipated retention rate of volunteers and patients in clinical trials;

•	delays in gathering and interpreting clinical data;

•	the need to repeat clinical trials as a result of inconclusive or negative results or unforeseen complications in testing;

•	the placement by the FDA of a clinical hold or partial clinical hold on a trial, such as the clinical hold placed on sovaprevir from June 2013 until June 2014 and the partial clinical hold currently on sovaprevir for multiple dose studies in healthy volunteers;

•	the requirement by the FDA, in connection with future HCV development guidelines recently circulated for comment, to carry out additional studies;

•	delays in completing formulation development of our drug candidates, or delays in planning and executing the bridging studies required to use the new formulations in subsequent clinical trials;

•	inadequate supply or deficient quality of drug candidate materials or other materials necessary to conduct our clinical trials;

•	unfavorable FDA inspection and review of a clinical trial site or records of any clinical or preclinical investigation; or

•	serious and unexpected drug-related side effects experienced by participants in our clinical trials or in third-party clinical trials of similar HCV drug candidates.

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

We, the FDA or other applicable regulatory authorities may suspend clinical trials of a drug candidate at any time if we or they believe the subjects or patients participating in such clinical trials are being exposed to unacceptable health risks or for other reasons. For example, in June 2013, the FDA placed a full clinical hold on sovaprevir after elevations in liver enzymes were noted in a phase I healthy subject drug-drug interaction study evaluating the effects of concomitant administration of sovaprevir with ritonavir-boosted atazanavir. Such hold was lifted in June 2014, allowing us to continue dosing sovaprevir in HCV-infected subjects. Additionally, when we advanced sovaprevir into longer term clinical trials in phase II, we established predetermined stopping rules, as well as a Data Safety Monitoring Board, or DSMB, in order to monitor and ensure patient safety. Any interruption of these clinical trials, whether as a result of one of our drug candidates, or of co-administration of a concomitant anti-HCV agent, or of administrative review delays on the part of the DSMB or FDA, could cause delays in our drug development.

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

Market exclusivity provisions under the Federal Food, Drug and Cosmetic Act can delay the submission or the approval of certain applications.

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

Even if ACH-3422, ACH-3102, sovaprevir, or any other drug candidates we may develop or acquire in the future obtain regulatory approval, they may not gain market acceptance among physicians, health care payors, patients and the medical community. Factors that we believe could materially affect market acceptance of our product candidates include:

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

The HCV inhibitor space is particularly crowded in terms of intellectual property, and certain competitors such as Alios, AstraZeneca, Bayer, Bristol-Myers Squibb, Enanta, Gilead, GlaxoSmithKline, Merck, Novartis and Vertex have disclosed compounds that may be prior art to our patent applications and prevent issuance or alter the scope of any claims that we may pursue related to our drug candidates.

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

In connection with capital raising activities, we may be required to dilute our existing stockholders substantially. For example, since August 2008, we have issued an aggregate of 76,608,269 shares of our common stock in private and registered offerings, as well as warrants to purchase an aggregate of 13,279,028 shares of our common stock. As of June 30, 2014, we have 4,530,969 warrants outstanding at a weighted average exercise price of $3.12. All of the shares of common stock we issued, as well as those shares issuable upon exercise of the warrants, are freely tradable pursuant to effective registration statements, making such shares available for immediate resale in the public market. In November 2012, we entered into a sales agreement with Cantor pursuant to which, from time to time, we may offer and sell shares of our common stock having an aggregate offering price of up to $50,000,000 through Cantor pursuant to an effective universal shelf registration statement that we filed in November 2012. Sales of our common stock, if any, under the agreement with Cantor may be made in sales deemed to be “at-the-market” equity offerings as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act, including sales made directly on or through the NASDAQ Global Select Market, the existing trading market for our common stock, sales made to or through a market maker other than on an exchange or otherwise, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, and/or any other method permitted by law, including in privately negotiated transactions. Sales of substantial amounts of shares of our common stock or other securities could lower the market price of our common stock.

Our executive officers, directors and principal stockholders have the ability to control or significantly influence all matters submitted to our stockholders for approval, which could have the effect of delaying, deferring or preventing a change in control if us and entrenching our management or board of directors.

As of August 1, 2014, our directors, executive officers and stockholders who own more than 5% of our outstanding common stock, together with their affiliates and related persons, beneficially own, in the aggregate, greater than approximately 80% of our outstanding common stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation, sale of all or substantially all of our assets or similar transaction, as well as our management and affairs. The interests of this group of stockholders may not always coincide with our corporate interests or the interest of other stockholders, and they may act in a manner with which you may not agree or that may not be in the best interests of other stockholders. This concentration of voting power may have the effect of delaying, deferring or preventing a change in control of our company on terms that other stockholders may desire and entrenching our management or board or directors.

Our stock price has been and may in the future be volatile, and the market price of our common stock may decline in value in the future.

The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future. During the period from January 1, 2009 to June 30, 2014, our stock price has ranged from a low of $0.70 to a high of $12.95. Market prices for securities of early stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the results of clinical trials of our nucleotide polymerase inhibitor, ACH-3422, our NS5A inhibitor, ACH-3102, and our protease inhibitor, sovaprevir;

•	further developments relating to the FDA’s partial clinical hold on sovaprevir for multiple dose studies in healthy volunteers;

•	the results of clinical trials conducted by others on drugs that would compete with our drug candidates;

•	the announcements of those data, particularly at high profile medical meetings, and the investment community’s perception of and reaction to those data;

•	the ability of our drug candidates to be dosed safely in combination with other drugs and/or drug candidates, both ours and others;

•	the entry into, modification of, or termination of key agreements, or any new collaboration agreement we may enter;

•	market expectations about the timeliness of our entry into, or failure to enter, collaboration arrangements with third parties;

•	market expectations about and response to the level of sales achieved by competitive, recently approved drugs such as sofosbuvir (Sovaldi™);

•	the entry by a potential third-party collaborator into an alliance with a competitor, or the entry by any other HCV drug developer into an alliance that may be perceived as competitive to us;

•	the continued industry consolidation of pharmaceutical companies developing HCV drug therapies, or the acquisition of any one of our HCV drug development competitors;

•	the premiums on other transactions and any significant increases or decreases of those premiums;

•	the results of regulatory reviews and actions relating to the approval of our drug candidates;

•	our failure to obtain patent protection for any of our drug candidates or the issuance of third-party patents that cover our drug candidates;

•	the initiation of, material developments in, or conclusion of litigation;

•	failure of any of our drug candidates, if approved, to achieve commercial success;

•	general and industry-specific economic conditions that may affect our business, financial condition and operations, including without limitation research and development expenditures;

•	the launch of drugs by others that would compete with our drug candidates;

•	the failure or discontinuation of any of our research programs;

•	issues in manufacturing our drug candidates or any approved products;

•	the introduction of technological innovations or new commercial products by us or our competitors;

•	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;

•	future sales of our common stock;

•	changes in the structure of health care payment systems;

•	period-to-period fluctuations in our financial results;

•	low trading volume of our common stock; and

•	the other factors described in this “Risk Factors” section.

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

ITEM 6.	EXHIBITS

10.1	Letter Agreement, dated May 23, 2014, between Achillion Pharmaceuticals, Inc. and Milind Deshpande

31.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets at June 30, 2014 and December 31, 2013 (unaudited), (ii) Statements of Comprehensive Loss for the three and six months ended June 30, 2014 and 2013 (unaudited), (iii) Statements of Cash Flows for the six months ended June 30, 2014 and 2013 (unaudited), and (iv) Notes to Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACHILLION PHARMACEUTICALS, INC.

Date: August 7, 2014	/s/ Milind S. Deshpande
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2014	/s/ Mary Kay Fenton
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1	Letter Agreement, dated May 23, 2014, between Achillion Pharmaceuticals, Inc. and Milind Deshpande

31.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets at June 30, 2014 and December 31, 2013 (unaudited), (ii) Statements of Comprehensive Loss for the three and six months ended June 30, 2014 and 2013 (unaudited), (iii) Statements of Cash Flows for the six months ended June 30, 2014 and 2013 (unaudited), and (iv) Notes to Financial Statements (unaudited).