Form 10-Q
period 2014-09-30
ACHILLION PHARMACEUTICALS INC
filed 2014-11-04
CIK 1070336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 1, 2014, the registrant had 100,247,190 shares of Common Stock, $0.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Achillion Pharmaceuticals, Inc.

Balance Sheets

(in thousands, except per share amounts)

(unaudited)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$39,610	$33,457
Marketable securities	87,009	88,393
Accounts and other receivables	42	480
Prepaid expenses and other current assets	2,016	2,452

Total current assets	128,677	124,782
Marketable securities	—	36,139
Fixed assets, net	1,581	1,265
Deferred financing costs	161	79
Restricted cash	152	152

Total assets	$130,571	$162,417

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,636	$4,591
Accrued expenses	8,222	4,521
Current portion of long-term debt	110	291

Total current liabilities	10,968	9,403
Long-term debt	—	56

Total liabilities	10,968	9,459

Commitments and contingencies (Note 12)

Stockholders’ Equity:
Common Stock, $.001 par value; 200,000 shares authorized: 100,247 and 96,792 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	100	97
Additional paid-in capital	548,596	534,529
Accumulated deficit	(429,086)	(381,674)
Accumulated other comprehensive (loss) income	(7)	6

Total stockholders’ equity	119,603	152,958

Total liabilities and stockholders’ equity	$130,571	$162,417

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Comprehensive Loss

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$—	$—	$—	$—

Operating expenses
Research and development	12,070	11,342	37,089	36,629
General and administrative	3,694	2,734	10,676	9,353

Total operating expenses	15,764	14,076	47,765	45,982

Loss from operations	(15,764)	(14,076)	(47,765)	(45,982)
Other income (expense)
Interest income	101	166	376	429
Interest expense	(4)	(9)	(23)	(44)

Net loss	(15,667)	(13,919)	(47,412)	(45,597)

Total comprehensive loss (Note 10)	(15,699)	(13,769)	(47,425)	(45,607)

Basic and diluted net loss per share (Note 4)	$(0.16)	$(0.14)	$(0.49)	$(0.49)

Weighted average number of shares used in computing basic and diluted net loss per share	99,031	96,648	97,622	93,066

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Cash Flows

(in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net loss	$(47,412)	$(45,597)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	353	296
Non-cash stock-based compensation	4,756	4,320
Premium on purchases of marketable securities	(919)	(3,243)
Amortization of premium on marketable securities	1,610	1,677
Changes in operating assets and liabilities:
Accounts and other receivables	438	241
Prepaid expenses and other assets	436	219
Accounts payable	(1,955)	569
Accrued expenses	3,349	1,857

Net cash used in operating activities	(39,344)	(39,661)

Cash flows from investing activities
Purchases of fixed assets	(317)	(245)
Purchases of marketable securities	(68,803)	(148,512)
Maturities of marketable securities	105,622	62,130

Net cash provided by (used in) investing activities	36,502	(86,627)

Cash flows from financing activities
Proceeds from sale of common stock, net of issuance costs	—	133,211
Proceeds from exercise of stock options	3,967	337
Proceeds from exercise of warrants	5,251	—
Proceeds from sale of common stock under Employee Stock Purchase Plan	96	105
Payment of deferred financing costs	(82)	—
Repayments of debt	(237)	(261)

Net cash provided by financing activities	8,995	133,392

Net increase in cash and cash equivalents	6,153	7,104
Cash and cash equivalents, beginning of period	33,457	18,526

Cash and cash equivalents, end of period	$39,610	$25,630

Supplemental disclosure of cash flow information
Cash paid for interest	$25	$36
Supplemental disclosure of non-cash financing activities
Cashless exercise of warrants	$2,848	$47
Purchase of equipment in accrued expenses	$352	—

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Notes to Financial Statements

(in thousands, except per share amounts)

(unaudited)

1. Nature of the Business

Achillion Pharmaceuticals, Inc. (the “Company”) was incorporated on August 17, 1998 in Delaware. The Company is seeking to transform innovation into novel treatments that address the needs of patients by discovering and developing small molecule therapeutics for the treatment of infectious diseases and immune system disorders. The Company is devoting substantially all of its efforts towards product research and development.

The Company incurred losses of $415,224 from inception through September 30, 2014 and had an accumulated deficit of $429,086 at September 30, 2014, which includes preferred stock dividends recognized until the Company’s initial public offering in 2006. The Company has funded its operations primarily through the sale of equity securities.

The Company believes that its existing cash, cash equivalents and marketable securities will be sufficient to meet its projected operating requirements through at least September 30, 2015. However, the Company’s future capital requirements may change and will depend upon numerous factors, including but not limited to:

•	the costs involved in the clinical development, manufacturing and formulation of ACH-3422, ACH-3102 and sovaprevir;

•	the costs involved in the preclinical development of certain complement inhibitors;

•	the scope of and costs associated with entering into cooperative study arrangements, CSAs, or licensing arrangements, if any, for the collaborative development of its drug candidates in combination with others’ drug candidates;

•	the costs involved in obtaining regulatory approvals for the Company’s drug candidates;

•	the scope, prioritization and number of programs the Company pursues;

•	the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent and other intellectual property claims;

•	the Company’s ability to raise incremental debt or equity capital, including any changes in the credit or equity markets that may impact its ability to obtain capital in the future;

•	the costs associated with, and the outcome of, lawsuits against the Company, if any;

•	the Company’s acquisition and development of new technologies and drug candidates; and

•	competing technological and market developments currently unknown to the Company.

In June 2013, the U.S. Food and Drug Administration (the “FDA”) placed a clinical hold on sovaprevir after elevations in liver enzymes were noted in a phase I healthy subjects drug-drug interaction study evaluating the effects of concomitant administration of sovaprevir with ritonavir-boosted atazanavir. In June 2014, the FDA removed the clinical hold on sovaprevir, allowing the Company to conduct therapeutic trials of sovaprevir in HCV patients with a maximum dose of 200 mg once daily and in single dose studies in healthy volunteers, but the FDA maintained a partial clinical hold on sovaprevir for multiple dose studies that the Company may conduct in healthy volunteers. The Company expects to continue to work with the FDA on the continued clinical development of sovaprevir. Following an internal assessment of the Company’s protease inhibitor drug candidates, sovaprevir and ACH-2684, the Company has determined to advance sovaprevir in future clinical trials with ACH-3422 and ACH-3102, rather than ACH-2684.

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

In August 2014, FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern”. ASU 2014-15 provides guidance regarding management’s responsibility to evaluate whether there exists substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. The standard is effective for annual reporting periods beginning after December 15, 2016, and interim periods thereafter. The Company does not believe this pronouncement will have a material effect on its financial statements.

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

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Net loss (numerator)	$(47,412)	$(45,597)
Weighted-average shares, in thousands (denominator)	97,622	93,066
Basic and diluted net loss per share	$(0.49)	$(0.49)

Potentially dilutive securities outstanding as of September 30, 2014 and 2013 are as follows:

	September 30,
	2014	2013
	(in thousands)
Stock options	7,839	7,250
Warrants	2,844	5,338

Total potentially dilutive securities outstanding	10,683	12,588

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

Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; or

Level 3: Unobservable inputs.

The fair value of the Company’s marketable securities of $87,009 and $124,532 as of September 30, 2014 and December 31, 2013, respectively, is valued based on level 2 inputs. The Company’s investments consist mainly of U.S. government and agency securities, government sponsored bond obligations and certain other corporate debt securities. Fair value is determined by taking into consideration valuations obtained from third-party pricing services. The third-party pricing services utilize industry standard valuation models, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; issuer credit spreads; benchmark securities; and other observable inputs. The Company has assessed these as level 2 within the fair value hierarchy of ASC 820. The Company classifies its entire investment portfolio as available for sale as defined in ASC 320, Debt and Equity Securities. Securities are carried at fair value with the unrealized gains (losses) reported as a separate component of stockholders’ equity within accumulated other comprehensive income.

The unrealized (loss) gain from marketable securities was $(7) and $6 at September 30, 2014 and December 31, 2013, respectively.

As of September 30, 2014 and December 31, 2013, none of the Company’s investments were determined to be other than temporarily impaired.

The following table summarizes the Company’s investments:

	September 30, 2014				December 31, 2013
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Commercial Paper	$5,743	$7	—	$5,750	$14,190	$9	—	$14,199
Corporate Debt Securities	68,311	12	(33)	68,290	95,036	27	(25)	95,038
Government and Agency Securities	12,962	7	—	12,969	15,300	1	(6)	15,295

Total	$87,016	$26	(33)	$87,009	$124,526	$37	(31)	$124,532

The following table summarizes the contractual maturities of the Company’s investments:

	September 30, 2014	December 31, 2013
Mature in less than one year	$87,009	$88,393
Mature in one to five years	—	36,139

Total	$87,009	$124,532

7. Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2014	December 31, 2013
Accrued compensation	$2,672	$554
Accrued research and development expenses	4,246	3,276
Accrued professional expenses	651	432
Other accrued expenses	653	259

Total	$8,222	$4,521

Accrued research and development expenses are comprised of amounts owed to third-party contract research organizations, or “CROs”, clinical investigators, laboratories and data managers for research and development work performed on behalf of the Company.

8. Debt

Debt consists of the following:

	September 30, 2014	December 31, 2013
2011 Credit Facility, payable in monthly installments through March 2015, with interest of 6.44% to 6.79% per annum	$110	$347

Total debt	110	347
Less: current portion	(110)	(291)

Total long-term debt, net of current portion	$—	$56

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

9. Stock-Based Compensation

The Company’s 2006 Stock Incentive Plan, or the 2006 Plan, is administered by the Company’s Board of Directors and provides for the grant of incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights and other stock-based awards. The Company’s officers, employees, consultants, advisors and directors are eligible to receive awards under the 2006 Plan; however, incentive stock options may only be granted to employees. Stock options granted are exercisable for a period determined by the Company, but in no event longer than ten years from the date of the grant. Stock options generally vest ratably over four years. There were 3,420 shares available to be granted under the 2006 Plan as of September 30, 2014.

A summary of the status of the Company’s stock option activity for the nine months ended September 30, 2014 is presented in the table and narrative below:

	Stock Options	Weighted Average Exercise Price
Outstanding at January 1, 2014	9,083	$5.14
Granted	520	3.43
Exercised	(1,314)	3.02
Forfeited	(326)	3.48
Cancelled	(124)	5.16

Outstanding at September 30, 2014	7,839	$5.46

Options exercisable at September 30, 2014	4,023	$5.89

Weighted-average fair value of options granted during the period		$2.50

The Company utilizes the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of assumptions which determine the fair value of the stock-based awards. The assumptions used to value stock options granted are as follows:

For the Nine Months Ended
	September 30, 2014	September 30, 2013
Expected term of option	5.0 - 6.1 years	5.0 - 6.1 years
Expected volatility	92 - 96%	87 - 94%
Risk free interest rate	1.88 - 2.02%	1.01 - 1.71%
Expected dividend yield	0%	0%

Total compensation expense recorded in the accompanying statements of operations associated with option grants made to employees was $1,535 and $1,185 for the three months ended September 30, 2014 and 2013, respectively. Total compensation expense recorded in the accompanying statements of operations associated with option grants made to employees was $4,696 and $4,163 for the nine months ended September 30, 2014 and 2013, respectively. The Company recorded no tax benefit related to these stock options since the Company currently maintains a full valuation allowance on its deferred tax assets.

As of September 30, 2014, the intrinsic value of the stock options outstanding was $37,071, of which $18,029 related to vested stock options and $19,042 related to unvested stock options. The intrinsic value of stock options is calculated based on the difference between the exercise prices of the underlying common stock and the quoted stock price of the Company’s common stock as of September 30, 2014.

As of September 30, 2014, the total compensation cost related to unvested stock options not yet recognized in the financial statements is approximately $11,056, net of estimated forfeitures, and the weighted average period over which this amount is expected to be recognized is 1.3 years.

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

11. Stockholders’ Equity

Changes in stockholders’ equity for the nine months ended September 30, 2014 and 2013 were as follows:

	For the Nine Months Ended September 30,
	2014	2013
Balance at December 31, 2013 and 2012	$152,958	$72,047
Net loss	(47,412)	(45,597)
Stock-based compensation	4,756	4,320
Exercise of stock options	3,967	337
Change in unrealized loss on marketable securities	(13)	(10)
Issuance of common stock	—	133,211
Issuance of common stock from the exercise of warrants	5,251	—
Issuance of common stock under the Employee Stock Purchase Plan	96	105

Balance at September 30, 2014 and 2013	$119,603	$164,413

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

13. Subsequent Event

On October 3, 2014, the Company entered into a Master Security Agreement for a $1,000 Capital Expenditure Line of Credit (the “Credit Facility”) with Webster Bank, National Association (“Webster”). Under the Credit Facility, the Company can draw down equipment loan advances for the purchase of new laboratory equipment through October 3, 2015. In connection with the Master Security Agreement, the Company granted Webster a security interest in equipment to be purchased under the Credit Facility. Each advance under the Credit Facility will be payable over a three year term and bear interest at a fixed rate, determined at the time of each advance, equal to the three year Federal Home Loan Bank of Boston Classic Advance rate plus 4.75%. On October 3, 2014, Webster advanced $440 to the Company under the Credit Facility.

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

Overview

Achillion is a biopharmaceutical company seeking to transform innovation into novel treatments that address the needs of patients by discovering and developing small molecule therapeutics for the treatment of infectious diseases and immune system disorders. We are currently focusing our efforts on developing commercially competitive, short-duration combination therapies for the treatment of chronic hepatitis C virus, or HCV, infection that are once-daily and ribavirin-free. Specifically, we are advancing:

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

In addition to our work on anti-infectives, we are leveraging our internal discovery capabilities and seeking to advance a novel platform for the development of oral inhibitors of complement factor D. Factor D is an essential protein of the complement pathway, a part of the human innate immune system. Our platform is focused on advancing compounds that inhibit factor D, can be orally-administered, and potentially can be used in the treatment of immune-related diseases where the complement pathway plays a critical role including paroxysmal nocturnal hemoglobinuria, or PNH, atypical hemolytic uremic syndrome, or aHUS, myasthenia gravis, and age-related macular degeneration, or AMD. We anticipate that our complement inhibitor platform may play a role in addressing needs of PNH patients, including patients who have suboptimal response to, or who fail to respond to, currently approved treatments for PNH, as well as patients suffering from other complement-mediated diseases, such as aHUS, myasthenia gravis, and AMD.

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

We have devoted and are continuing to devote substantially all of our efforts toward product research and development. We have incurred losses of $415.2 million from inception through September 30, 2014 and had an accumulated deficit of $429.1 million at September 30, 2014, which includes preferred stock dividends recognized until our initial public offering in 2006. Our net losses were $47.4 million and $45.6 million for the nine months ended September 30, 2014 and 2013, respectively.

We have funded our operations primarily through proceeds from the sale of equity securities. Through September 30, 2014, we have received approximately $515.9 million in aggregate gross proceeds from stock issuances, including convertible preferred stock, our initial public offering, private placements of our common stock and registered offerings of our common stock.

We expect to incur substantial and increasing losses for at least the next several years as we seek to:

•	continue clinical development of ACH-3422, ACH-3102 and sovaprevir;

•	continue preclinical development of certain complement inhibitors; and

•	identify and progress additional drug candidates.

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

Financial Operations Overview

Revenue

During the three and nine months ended September 30, 2014 and 2013 we did not recognize any revenue.

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

In addition to our work on anti-infectives, we are leveraging our internal discovery capabilities and seeking to advance a novel platform for the development of oral inhibitors of complement factor D. Factor D is an essential protein of the complement pathway, a part of the human innate immune system. Our platform is focused on advancing compounds that inhibit factor D, can be orally-administered, and potentially can be used in the treatment of immune-related diseases where the complement pathway plays a critical role including PNH, aHUS, myasthenia gravis, and AMD. We anticipate that our complement inhibitor platform may play a role in addressing needs of PNH patients, including patients who have suboptimal response to, or who fail to respond to, currently approved treatments for PNH, as well as patients suffering from other complement-mediated diseases, such as aHUS, myasthenia gravis, and AMD.

We have established our current HCV drug candidate pipeline entirely through our internal discovery capabilities. Through these efforts, we have identified the following portfolio of drug candidates which we intend to study in combination with each other and/or potentially in combination with compounds owned by others:

•	ACH-3422, a NS5B Nucleotide Polymerase Inhibitor. We are developing combination regimens to address all HCV genotypes based on use of ACH-3422, our nucleotide prodrug inhibitor of HCV NS5B polymerase, in combination with ACH-3102, our NS5A inhibitor, and potentially with a NS3/4A protease inhibitor. In vitro, ACH-3422 has demonstrated excellent potency, with activity demonstrated across all genotypes of HCV and an EC50, or concentration effective enough to eliminate 50% of the virus, of approximately 50 to 65 nanomolar against genotype 1 HCV. We have completed two 28-day safety studies in rats and dogs, as well as a 3-month safety study in dogs. Another 3-month safety study in rats remains underway. No significant findings were noted in the completed studies. ACH-3422 appears to have high oral bioavailability, rapid uptake and conversion of the prodrug into the monophosphate within the liver, and a pharmacokinetic profile supportive of once-daily dosing. In April, we initiated a phase I/Ib first-in-human clinical trial of ACH-3422 outside the United States. This trial remains ongoing, and we expect interim data to be available later this quarter. We plan to initiate a clinical trial based on ACH-3422 in combination with other agents, pending regulatory approval, by the end of 2014.

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

•	Sovaprevir, a NS3/4A Protease Inhibitor. We recently completed a randomized, double-blind phase II clinical trial that evaluated 12 weeks of treatment consisting of sovaprevir and our NS5A inhibitor, ACH-3102, with ribavirin for the treatment of genotype 1 HCV (the -007 trial). For further discussions of this trial please see “ACH-3102, a NS5A Inhibitor,” above. In June 2013, the FDA placed a clinical hold on sovaprevir after elevations in liver enzymes were noted in a phase I healthy subjects drug-drug interaction study evaluating the effects of concomitant administration of sovaprevir with ritonavir-boosted atazanavir. In June 2014, the FDA lifted the full clinical hold, allowing us to advance sovaprevir in clinical trials of HCV-infected patients, but requiring us to seek FDA approval to conduct multi-dose clinical trials in healthy subjects. Following an internal assessment of our protease inhibitor drug candidates, sovaprevir and ACH-2684, we determined to advance sovaprevir in future clinical trials with ACH-3422 and ACH-3102, rather than ACH-2684. We plan to initiate a drug-drug interaction study with sovaprevir plus compounds that potentially impact active transport mechanisms in the liver and intestines in the first half of 2015.

•	ACH-2684, a NS3/4A Protease Inhibitor. We most recently completed phase Ib proof-of-concept clinical studies of ACH-2684, including three segments: once-daily dosing in genotype 1, twice-daily dosing in patients with genotype 3, and once-daily dosing in patients with cirrhosis. Cirrhosis is an abnormal liver condition characterized by irreversible scarring of the liver. Once-daily doses of 400mg of ACH-2684 reduced viral load by a mean maximum 3.73 log10 in genotype 1 HCV patients. In addition, twice daily doses of 400mg of ACH-2684 reduced viral load by a maximal 2.03 log10 in patients with HCV genotype 3. Lastly, once-daily doses of 400mg administered for three days to HCV patients with cirrhosis reduced viral load by a mean maximum 3.67 log10 reduction, similar to the antiviral activity achieved in non-cirrhotic genotype 1 HCV patients receiving the same dose of ACH-2684. ACH-2684 demonstrated good safety and tolerability in these phase Ib clinical studies, as well as in phase Ia studies in healthy volunteers. In addition we have completed a drug-drug interaction study with ACH-2684 and ACH-3102. Following an internal assessment of our protease inhibitor drug candidates, sovaprevir and ACH-2684, we determined to advance sovaprevir in future clinical trials with ACH-3422 and ACH-3102, rather than ACH-2684.

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

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Clinical candidate direct external costs:
ACH-3422 (and related compounds)	$10,443	$1,264
ACH-3102 (and related compounds)	3,315	7,143
Sovaprevir (and related compounds)	1,104	6,897
ACH-2684 (and related compounds)	1,371	648
Sovaprevir/ACH-3102 combination trials	872	9,520
ACH-3102/ACH-2684 combination trial	1,997	7
ACH-3102/sofosbuvir combination trial	2,558	—
Complement and other	2,241	356

	23,901	25,835
Direct internal personnel costs	10,406	8,234

Sub-total direct costs	34,307	34,069
Indirect costs and overhead	3,192	2,690
Research and development tax credit	(410)	(130)

Total research and development	$37,089	$36,629

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

We expect research and development expenses associated with the completion of these programs to be substantial and to increase over time. However, we do not believe that it is possible at this time to know or accurately project the nature, timing or total amount of program-specific expenses through commercialization. Numerous factors exist associated with the successful commercialization of any of our drug candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will evolve and therefore impact our clinical development programs and plans over time.

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

Critical Accounting Standards and Estimates

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2013. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a significant impact on our financial results. During the first nine months of 2014, there were no significant changes in our estimates and critical accounting policies.

Results of Operations

Results of operations may vary from period to period depending on numerous factors, including the timing of payments received under existing or future strategic alliances, joint ventures or financings, if any, the progress of our research and development projects, technological advances and determinations as to the commercial potential of proposed products.

Comparison of Three and Nine Months Ended September 30, 2014 and 2013

Research and Development Expenses. Research and development expenses were $12.1 million and $11.3 million for the three months ended September 30, 2014 and 2013, respectively, and $37.1 million and $36.6 million for the nine months ended September 30, 2014 and 2013, respectively. The increase of $0.7 million for the three months ended September 30, 2014 was primarily due to increased clinical and manufacturing costs related to ACH-3422 and ACH-3102, as well as increased costs related to our complement inhibitor program. These amounts were partially offset by decreased clinical trial and manufacturing costs related to combination and drug interaction studies of sovaprevir and ACH-3102. Personnel costs also increased primarily due to the addition of personnel in our development group. The increase of $0.5 million for the nine months ended September 30, 2014 was primarily due to increased consulting fees and manufacturing and clinical costs related to ACH-3422 and ACH-3102 combination trials with ACH-2684 and sofosbuvir, as well as increased costs related to our complement inhibitor program. Personnel costs and non-cash stock-based compensation also increased primarily due to the addition of personnel in our development group. These amounts were primarily offset by decreased costs related to combination and drug interaction studies of sovaprevir and ACH-3102. We expect research and development expenses for the fourth quarter of 2014 to be comparable to research and development expenses for each of the prior quarters of 2014. Research and development expenses for the three and nine months ended September 30, 2014 and 2013 are comprised as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	Change	% Change	2014	2013	Change	% Change
Personnel costs	$2,850	$2,096	$754	36%	$8,387	$6,675	$1,712	26%
Stock-based compensation	642	518	124	24%	1,886	1,559	327	21%
Outsourced research and supplies	6,741	7,679	(938)	(12)%	21,382	24,827	(3,445)	(14)%
Professional and consulting fees	1,505	491	1,014	207%	3,948	1,902	2,046	108%
Facilities costs	512	531	(19)	(4)%	1,552	1,532	20	1%
Travel and other costs	80	67	13	19%	344	264	80	30%
Research and development tax credit	(260)	(40)	(220)	550%	(410)	(130)	(280)	215%

Total	$12,070	$11,342	$728	6%	$37,089	$36,629	460	1%

General and Administrative Expenses. General and administrative expenses were $3.7 million and $2.7 million for the three months ended September 30, 2014 and 2013, respectively, and $10.7 million and $9.4 million for the nine months ended September 30, 2014 and 2013, respectively. The increase of $1.0 million for the three months ended September 30, 2014 was primarily due to increased corporate legal, consulting and insurance fees, combined with increased personnel costs. The increase of $1.3 million for the nine months ended September 30, 2014 was primarily due to increased corporate legal and insurances fees, combined with increased personnel costs. We expect general and administrative expenses for the fourth quarter of 2014 to be comparable to general and administrative expenses for each of the prior quarters of 2014. General and administrative expenses for the three and nine months ended September 30, 2014 and 2013 are comprised as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	Change	% Change	2014	2013	Change	% Change
Personnel costs	$978	$750	$228	30%	$2,937	$2,559	$378	15%
Stock-based compensation	917	714	203	28%	2,870	2,761	109	4%
Professional and consulting fees	1,339	897	442	49%	3,367	2,727	640	23%
Facilities costs	159	137	22	16%	553	461	92	20%
Travel and other costs	301	236	65	28%	949	845	104	12%

Total	$3,694	$2,734	$960	35%	$10,676	$9,353	$1,323	14%

Other Income (Expense). Interest income was $101,000 and $166,000 for the three months ended September 30, 2014 and 2013, respectively. The $65,000, or 39%, decrease was primarily due to decreased average cash balances in 2014. Interest expense was $4,000 and $9,000 for the three months ended September 30, 2014 and 2013, respectively.

Interest income was $376,000 and $429,000 for the nine months ended September 30, 2014 and 2013, respectively. The $53,000, or 12%, decrease was primarily due to decreased average cash balances in 2014. Interest expense was $23,000 and $44,000 for the nine months ended September 30, 2014 and 2013, respectively. The $21,000, or 48%, decrease was primarily due to lower average debt facility balances outstanding in 2014.

Liquidity and Capital Resources

Since our inception in August 1998, we have financed our operations primarily through proceeds from the sale of equity securities. Through September 30, 2014, we have received approximately $515.9 million in aggregate gross proceeds from stock issuances, including convertible preferred stock, our initial public offering, private placements of our common stock and registered offerings of our common stock, including the following:

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

In October 2014, we entered into a Master Security Agreement for a $1,000 Capital Expenditure Line of Credit, or 2014 Credit Facility, with Webster Bank, National Association, or Webster. Under the 2014 Credit Facility, we can draw down equipment loan advances for the purchase of new laboratory equipment through October 3, 2015. Each advance under the 2014 Credit Facility will be payable over a three year term and bear interest at a fixed rate, determined at the time of each advance, equal to the three year Federal Home Loan Bank of Boston Classic Advance rate plus 4.75%. On October 3, 2014, Webster advanced $0.4 million to us under the 2014 Credit Facility.

As of September 30, 2014, our debt balance due to borrowings was $110,000 with an interest rate of 6.44%.

We had $126.6 million and $158.0 million in cash, cash equivalents and marketable securities as of September 30, 2014 and December 31, 2013, respectively. We regularly review our investments and monitor the financial markets. As of September 30, 2014, our cash, cash equivalents and marketable securities included high-quality financial instruments, primarily money market funds, government sponsored bond obligations and other corporate debt securities which we believe are subject to limited credit risk.

Cash used in operating activities was $39.3 million for the nine months ended September 30, 2014 and was primarily attributable to our $47.4 million net loss combined with a $2.0 million decrease in accounts payable, partially offset by $4.8 million in non-cash stock-based compensation and a $3.3 million increase in accrued expenses. Cash used in operating activities was $39.7 million for the nine months ended September 30, 2013 and was primarily attributable to our $45.6 million net loss combined with $3.2 million in premiums paid on the purchase of marketable securities, primarily offset by non-cash stock based compensation and increases in accounts payable and accrued expenses.

Cash provided by investing activities was $36.5 million for the nine months ended September 30, 2014 and was primarily attributable to $105.6 million in maturities of marketable securities, partially offset by $68.8 million in purchases of marketable securities. Cash used in investing activities was $86.6 million for the nine months ended September 30, 2013 and was primarily attributable $148.5 million in purchases of marketable securities, partially offset by $62.1 million in maturities of marketable securities.

Cash provided by financing activities was $9.0 million for the nine months ended September 30, 2014 and was primarily attributable to $5.3 million and $4.0 million in proceeds from the exercise of warrants and stock options, respectively. Cash provided by financing activities was $133.4 million for the nine months ended September 30, 2013 and was primarily attributable to $133.2 million in net proceeds from our public offering in February 2013.

We expect to incur continuing and increasing losses from operations for at least the next several years as we seek to:

•	continue clinical development of ACH-3422, ACH-3102, and sovaprevir;

•	continue preclinical development of certain complement inhibitors; and

•	identify and progress additional drug candidates.

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

We believe that our existing cash, cash equivalents, and marketable securities will be sufficient to meet our projected operating requirements through at least September 30, 2015. However, our future capital requirements may change and will depend upon numerous factors, including but not limited to:

•	the costs involved in the clinical development, manufacturing and formulation of ACH-3422, ACH-3102, and sovaprevir;

•	the costs involved in the preclinical development of certain complement inhibitors;

•	the scope of and costs associated with entering into cooperative study arrangements, or CSAs, or licensing arrangements, if any, for the collaborative development of our drug candidates in combination with third-party drug candidates;

•	the costs involved in obtaining regulatory approvals for our drug candidates;

•	the scope, prioritization and number of programs we pursue;

•	the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent and other intellectual property claims;

•	our ability to raise incremental debt or equity capital, including any changes in the credit or equity markets that may impact our ability to obtain capital in the future;

•	the costs associated with, and the outcome of, lawsuits against us, if any;

•	our acquisition and development of new technologies and drug candidates; and

•	competing technological and market developments currently unknown to us.

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

Contractual Obligations and Commitments

Other than as described below, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities Exchange Commission on March 7, 2014.

As of September 30, 2014, we have approximately $19.8 million of clinical research obligations and approximately $1.5 million of other professional obligations.

In addition, on October 3, 2014, we entered into a Master Security Agreement for a $1.0 million capital expenditure line of credit from which we were advanced $0.4 million on October 3, 2014. Under the line of credit, we can draw down equipment loan advances for the purchase of new laboratory equipment through October 3, 2015. Each advance will be payable over a three year term and bear interest at a fixed rate, determined at the time of each advance, equal to the three year Federal Home Loan Bank of Boston Classic Advance rate plus 4.75%.

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

In August 2014, FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern”. ASU 2014-15 provides guidance regarding management’s responsibility to evaluate whether there exists substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. The standard is effective for annual reporting periods beginning after December 15, 2016, and interim periods thereafter. We do not believe this pronouncement will have a material effect on our financial statements.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective, at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a–15(d) and 15d–15(d) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have invested a significant portion of our efforts and financial resources in the development of our candidates for the treatment of HCV, including our nucleotide polymerase inhibitor, ACH-3422, our NS5A inhibitor, ACH-3102, and our protease inhibitor, sovaprevir. Our ability to generate revenues will depend heavily on the successful development and commercialization of these drug candidates. The development and commercial success of these drug candidates will depend on several factors, including the following:

•	our ability to provide acceptable evidence of the safety and efficacy of these drug candidates in current and future clinical trials;

•	our ability to provide acceptable evidence of the ability of our drug candidates to be dosed safely in combination with other drugs and/or drug candidates, both ours and others;

•	our ability to develop drug formulations that will deliver the appropriate drug exposures in longer term clinical trials;

•	our ability to obtain patent protection for our drug candidates and freedom to operate under third-party intellectual property;

•	receipt of marketing approvals from the FDA and similar foreign regulatory authorities;

•	establishing commercial manufacturing arrangements with third-party manufacturers;

•	launching commercial sales of our drugs, whether alone or in collaboration with others, particularly in a market in which competing therapeutics have very high efficacy rates;

•	acceptance of our drugs in the medical community and with third-party payors; and

•	our ability to identify, enter into and maintain collaboration arrangements with appropriate strategic partners for our drug candidates.

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

We are engaged in a segment of the pharmaceutical industry that is highly competitive and rapidly changing. We face potential competition from many different sources pursuing the development of novel drugs that target infectious diseases generally and HCV in particular, including both major and specialty pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research organizations. We face, and expect to continue to face, intense and increasing competition as new products enter the market and advanced technologies become available. In addition to currently approved drugs, there are a significant number of drugs that are currently under development that have demonstrated potential efficacy for the treatment of HCV and may become available in the future for the treatment of HCV. Additionally, there may be competitive drugs currently under development of which we are not aware.

If approved, our drug candidates that we are advancing, ACH-3422, ACH-3102, and sovaprevir, would compete with drugs currently approved for the treatment of HCV, such as the interferon-alpha-based products from Roche (Pegasys and Roferon-A) or Merck (Intron-A or Peg-Intron), the ribavirin-based products from Merck (Rebetrol), Roche (Copegus) and generic versions sold by various companies, as well as recently-approved protease inhibitors telaprevir by Vertex (Incivek®), boceprevir by Merck (Victrelis®) and simeprevir by Johnson and Johnson (Olysio™) and the recently approved nucleotide inhibitor sofosbuvir (Sovaldi™) and sofosbuvir and ledipasvir combination (Harvoni™), both of which are by Gilead Sciences.

If approved, our drug candidates may also compete with all-oral treatments currently in development to treat HCV infection in multiple classes including protease inhibitors, polymerase inhibitors (nucleoside, nucleotide, and non-nucleoside), NS5A inhibitors, cyclophilin inhibitors and others. Competing drug candidates for the treatment of HCV, or combinations of drug candidates, are being developed by companies such as AbbVie, Astra-Zeneca, Boehringer Ingelheim, Bristol-Myers Squibb, Enanta, Gilead, GlaxoSmithKline, Johnson & Johnson, Medivir, Merck, Novartis, Pfizer, Regulus, Roche, Valeant and Vertex.

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

Mergers and acquisitions in the pharmaceutical and biotechnology industry may result in even more resources being concentrated among a smaller number of our competitors. For example, in August 2014, Merck completed its acquisition of Idenix Pharmaceuticals, Inc., a potential competitor of ours. This acquisition follows earlier acquisitions in the HCV therapeutic arena such as Gilead’s acquisition of Pharmasset and Bristol Myers Squibb’s acquisition of Inhibitex. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. For example, Johnson and Johnson recently announced the acquisition of Alios Therapeutics, a private company which, in addition to assets in respiratory synsitial virus, or RSV, also had assets in HCV.

Competitive products, specific classes of competitive products, or combinations of competitive products may render our drug candidates and products obsolete or noncompetitive before we can recover the expenses of developing and commercializing them. Furthermore, the development of new treatment methods for the diseases we are targeting could render our drug candidates noncompetitive, obsolete or uneconomical. If we successfully develop and obtain approval for any of our drug candidates, we will face competition based on the safety and effectiveness of our drug candidates, the timing of their entry into the market in relation to competitive products in development, the availability and cost of supply, marketing and sales capabilities, reimbursement coverage, price, patent position and other factors. If we successfully develop drug candidates but those drug candidates do not achieve and maintain market acceptance, our business will not be successful.

As a result of elevations in liver enzymes noted in a phase I drug-drug interaction study for healthy volunteers evaluating the effects of concomitant administration of sovaprevir with ritonavir-boosted atazanavir, the FDA previously placed a clinical hold on sovaprevir. While the FDA removed its clinical hold on sovaprevir for patient studies and single dose studies in healthy volunteers in June 2014, the FDA maintained a partial clinical hold on sovaprevir for certain multiple dose studies in healthy volunteers. Our business may be adversely affected if such regulatory concerns lead to delays in developing sovaprevir or if elevated liver enzyme levels or other adverse drug-drug interactions are observed in subsequent studies.

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

We have incurred significant losses since our inception in August 1998. As of September 30, 2014, our accumulated deficit was approximately $429 million. We have not generated any revenue from the sale of drug candidates to date. We expect that our annual operating losses will increase over the next several years as we expand our research, development and commercialization efforts.

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

We believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our current projected operating requirements through at least September 30, 2015. However, our future capital requirements may change and will depend upon numerous factors, including but not limited to:

•	the costs involved in the clinical development, manufacturing and formulation of ACH-3422, ACH-3102, and sovaprevir;

•	the costs involved in the preclinical development of certain complement inhibitors;

•	the scope of and costs associated with entering into cooperative study arrangements, or CSAs, or licensing arrangements, if any, for the collaborative development of our drug candidates in combination with others’ drug candidates;

•	the costs involved in obtaining regulatory approvals for our drug candidates;

•	the scope, prioritization and number of programs we pursue;

•	the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent and other intellectual property claims;

•	our ability to raise incremental debt or equity capital, including any changes in the credit or equity markets that may impact our ability to obtain capital in the future;

•	the costs associated with, and the outcome of, lawsuits against us, if any;

•	our acquisition and development of new technologies and drug candidates; and

•	competing technological, regulatory and market developments currently unknown to us.

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

Since August 2008, we have issued an aggregate of 76,608,269 shares of our common stock in two private placements and four registered offerings as well as warrants to purchase an aggregate of 13,279,028 shares of our common stock. As of September 30, 2014, we have 2,843,980 warrants outstanding at a weighted average exercise price of $3.13. These financings substantially diluted our existing stockholders.

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

In addition, we may experience numerous unforeseen events during, or as a result of, preclinical testing and the clinical trial process that could delay or prevent our ability to receive regulatory approval or commercialize our drug candidates, including:

•	regulators or Institutional Review Boards, or IRBs, may not authorize us to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•	our preclinical tests or clinical trials for our drug candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional preclinical testing or clinical trials, or we may abandon projects that we expect to be promising;

•	we might have to suspend or terminate our clinical trials if the participants in our trials, or in third-party trials of similar HCV drug candidates, are exposed to unacceptable health risks;

•	IRBs or regulators, including the FDA, may require that we hold, suspend or terminate clinical research for various reasons, such as the FDA’s recent decision to place a clinical hold on sovaprevir, or noncompliance with regulatory requirements;

•	due to the high SVR rates demonstrated by newly approved, competitive therapies like nucleotide polymerase inhibitors sofosbuvir (Sovaldi™) and the sofosbuvir and ledipasvir combination (Harvoni™), the FDA may require us to carry out more extensive studies, evaluate different treatment combinations or complete comparative effectiveness studies and analysis, resulting in significant delays and/or increased costs;

•	enrollment in our clinical trials may be slower than we currently anticipate as potential participants have access to commercially launched direct-acting antiviral drugs, or DAAs, telaprevir (Incivek®), boceprevir (Victrelis®), simeprevir (Olysio™) or sofosbuvir (Sovaldi™) and the sofosbuvir and ledipasvir combination (Harvoni™), as well as other experimental therapies under development, or participants may not remain adherent to our clinical trial protocols or may drop out of our clinical trials at a higher rate than we currently anticipate, each resulting in significant delays;

•	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner; and

•	the supply or quality of our drug candidates or other materials necessary to conduct our clinical trials may be insufficient or inadequate.

In addition, the current standard of care for the treatment of HCV is a protease inhibitor such as telaprevir (Incivek®), boceprevir (Victrelis®) or simeprevir (Olysio™) in combination with P/R. If the current standard of care changes, for example due to the approval by the FDA of new classes of compounds that provide better safety or efficacy such as has been demonstrated by nucleotide polymerase inhibitors sofosbuvir (Sovaldi™) and the sofosbuvir and ledipasvir combination (Harvoni™), then we could be required to carry out more extensive studies, evaluate different treatment combinations or complete comparative effectiveness studies, resulting in significant delays and/or increased costs.

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

We are developing multiple DAA compounds, in three distinct classes, for treatment of HCV. Other companies are also developing DAAs in these classes, as well as other classes. Until the recent introduction of DAA therapy, the standard of care for HCV infection included therapy with pegylated interferon and ribavirin. Four DAAs developed by our competitors, telaprevir (Incivek®) by Vertex, boceprevir (Victrelis®) by Merck, simeprevir (Olysio™) by Johnson and Johnson and sofosbuvir (Sovaldi™) by Gilead, were recently approved by the FDA for use in combination with P/R, and recently became a new standard of care for genotype 1 HCV (in the case of telaprevir, boceprevir and simeprevir) and for genotype 2/3 in the case of sofosbuvir. In addition, in October 2014, the first all oral DAA combination therapy for genotype 1 HCV, Gilead’s combination therapy of sofosbuvir plus ledipasvir (Harvoni™), was approved for commercialization by the FDA. We cannot currently predict when or if additional compounds currently in development may again change the standard of care in the future.

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

In connection with capital raising activities, we may be required to dilute our existing stockholders substantially. For example, since August 2008, we have issued an aggregate of 76,608,269 shares of our common stock in private and registered offerings, as well as warrants to purchase an aggregate of 13,279,028 shares of our common stock. As of September 30, 2014, we have 2,843,980 warrants outstanding at a weighted average exercise price of $3.13. All of the shares of common stock we issued, as well as those shares issuable upon exercise of the warrants, are freely tradable pursuant to effective registration statements, making such shares available for immediate resale in the public market. In November 2012, we entered into a sales agreement with Cantor pursuant to which, from time to time, we may offer and sell shares of our common stock having an aggregate offering price of up to $50,000,000 through Cantor pursuant to an effective universal shelf registration statement that we filed in November 2012. Sales of our common stock, if any, under the agreement with Cantor may be made in sales deemed to be “at-the-market” equity offerings as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act, including sales made directly on or through the NASDAQ Global Select Market, the existing trading market for our common stock, sales made to or through a market maker other than on an exchange or otherwise, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, and/or any other method permitted by law, including in privately negotiated transactions. Sales of substantial amounts of shares of our common stock or other securities could lower the market price of our common stock.

Our executive officers, directors and principal stockholders have the ability to control or significantly influence all matters submitted to our stockholders for approval, which could have the effect of delaying, deferring or preventing a change in control if us and entrenching our management or board of directors.

As of November 1, 2014, our directors, executive officers and stockholders who own more than 5% of our outstanding common stock, together with their affiliates and related persons, beneficially own, in the aggregate, greater than approximately 55% outstanding common stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation, sale of all or substantially all of our assets or similar transaction, as well as our management and affairs. The interests of this group of stockholders may not always coincide with our corporate interests or the interest of other stockholders, and they may act in a manner with which you may not agree or that may not be in the best interests of other stockholders. This concentration of voting power may have the effect of delaying, deferring or preventing a change in control of our company on terms that other stockholders may desire and entrenching our management or board or directors.

Our stock price has been and may in the future be volatile, and the market price of our common stock may decline in value in the future.

The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future. During the period from January 1, 2009 to September 30, 2014, our stock price has ranged from a low of $0.70 to a high of $13.80. Market prices for securities of early stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

ITEM 6.	EXHIBITS

10.1	Master Security Agreement between the Registrant and Webster Bank, National Association, dated as of October 3, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 6, 2014).

31.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets at September 30, 2014 and December 31, 2013 (unaudited), (ii) Statements of Comprehensive Loss for the three and nine months ended September 30, 2014 and 2013 (unaudited), (iii) Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 (unaudited), and (iv) Notes to Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACHILLION PHARMACEUTICALS, INC.

Date: November 4, 2014	/s/ Milind S. Deshpande
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2014	/s/ Mary Kay Fenton
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1	Master Security Agreement between the Registrant and Webster Bank, National Association, dated as of October 3, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 6, 2014).

31.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets at September 30, 2014 and December 31, 2013 (unaudited), (ii) Statements of Comprehensive Loss for the three and nine months ended September 30, 2014 and 2013 (unaudited), (iii) Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 (unaudited), and (iv) Notes to Financial Statements (unaudited).