Form 10-Q
period 2015-03-31
ACHILLION PHARMACEUTICALS INC
filed 2015-05-07
CIK 1070336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 1, 2015, the registrant had 117,558,885 shares of Common Stock, $0.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Achillion Pharmaceuticals, Inc.

Balance Sheets

(in thousands, except per share amounts)

(unaudited)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$46,723	$73,664
Marketable securities	206,518	79,215
Accounts and other receivables	806	95
Prepaid expenses and other current assets	1,531	1,901

Total current assets	255,578	154,875
Marketable securities	21,914	—
Fixed assets, net	1,718	1,726
Deferred financing costs and other assets	53	54
Restricted cash	152	152

Total assets	$279,415	$156,807

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,015	$6,418
Accrued expenses	4,786	6,446
Current portion of long-term debt	213	195

Total current liabilities	13,014	13,059
Long-term debt	400	279

Total liabilities	13,414	13,338

Commitments and contingencies (Note 13)

Stockholders’ equity:
Common Stock, $0.001 par value; 200,000 shares authorized: 117,558 and 103,594 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	118	104
Additional paid-in capital	735,780	599,796
Stock subscription receivable	—	(5,737)
Accumulated deficit	(469,945)	(450,682)
Accumulated other comprehensive income (loss)	48	(12)

Total stockholders’ equity	266,001	143,469

Total liabilities and stockholders’ equity	$279,415	$156,807

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Comprehensive Loss

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Revenue	$—	$—

Operating expenses
Research and development	15,156	12,842
General and administrative	4,243	3,393

Total operating expenses	19,399	16,235

Loss from operations	(19,399)	(16,235)
Other income (expense)
Interest income	152	158
Interest expense	(16)	(11)

Net loss	(19,263)	(16,088)

Total comprehensive loss (Note 11)	(19,203)	(16,070)

Basic and diluted net loss per share (Note 5)	$(0.17)	$(0.17)

Weighted average number of shares used in computing basic and diluted net loss per share	111,202	96,792

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net loss	$(19,263)	$(16,088)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	160	111
Noncash stock-based compensation	2,917	1,556
Premium on purchase of marketable securities	(1,039)	(541)
Amortization of premium on marketable securities	385	600
Changes in operating assets and liabilities:
Accounts and other receivables	(711)	(153)
Prepaid expenses and other assets	370	992
Accounts payable	1,522	(950)
Accrued expenses	(1,662)	1,115

Net cash used in operating activities	(17,321)	(13,358)

Cash flows from investing activities
Purchases of fixed assets	(74)	(218)
Purchases of marketable securities	(209,108)	(41,518)
Maturities of marketable securities	60,605	55,921

Net cash (used in) provided by investing activities	(148,577)	14,185

Cash flows from financing activities
Proceeds from the issuance of common stock in connection with public offerings, net of issuance costs	138,291	—
Proceeds from exercise of stock options	527	5
Payment of deferred financing costs	—	(77)
Borrowings of debt	229	—
Repayments of debt	(90)	(91)

Net cash provided by (used in) financing activities	138,957	(163)

Net (decrease) increase in cash and cash equivalents	(26,941)	664
Cash and cash equivalents, beginning of period	73,664	33,457

Cash and cash equivalents, end of period	$46,723	$34,121

Supplemental disclosure of cash flow information
Cash paid for interest	$21	$12
Supplemental disclosure of non-cash financing information
Cashless exercise of warrants	$53	$—

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

The Company incurred losses of $456,083 from inception through March 31, 2015 and had an accumulated deficit of $469,945 at March 31, 2015, which includes preferred stock dividends recognized until the Company’s initial public offering in 2006. The Company has funded its operations primarily through the sale of equity securities.

Based on the Company’s current clinical plan, the Company believes that its existing cash, cash equivalents and marketable securities will be sufficient to meet its current projected operating requirements for at least the next 12 months. However, the Company’s future capital requirements may change and will depend upon numerous factors, including but not limited to:

•	the costs involved in the clinical development, manufacturing and formulation of ACH-3102, ACH-3422 and sovaprevir;

•	the costs involved in the preclinical and planned clinical development of certain complement inhibitors;

•	the scope of and costs associated with entering into cooperative study arrangements or licensing arrangements, if any, for the collaborative development of the Company’s drug candidates in combination with others’ drug candidates;

•	the costs involved in obtaining regulatory approvals for the Company’s drug candidates;

•	the scope, prioritization and number of programs the Company pursues;

•	the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent and other intellectual property claims;

•	the Company’s ability to raise incremental debt or equity capital, including any changes in the credit or equity markets that may impact its ability to obtain capital in the future;

•	the costs associated with, and the outcome of, lawsuits against the Company, if any;

•	the Company’s acquisition and development of new technologies and drug candidates; and

•	competing technological and market developments currently unknown to the Company.

2. Accounting Standards Updates

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes all existing revenue recognition requirements, including most industry-specific guidance. ASU No. 2014-09 requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. ASU No. 2014-09 will be effective on January 1, 2018. The Company does not believe ASU No. 2014-09 will have a material effect on its financial position and results of operations.

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

In April 2015, FASB issued ASU No. 2015-03, “Interest – Imputation of Interest.” ASU No. 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015 (and interim periods within those fiscal years) with early adoption permitted and retrospective application required. The Company does not believe ASU No. 2015-03 will have a material effect on its financial position and results of operations.

3. Basis of Presentation

The accompanying unaudited financial statements of the Company should be read in conjunction with the audited financial statements and notes as of and for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 5, 2015. The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information, in accordance with the instructions to Form 10-Q and the guidance in Article 10 of Regulation S-X. Accordingly, since they are interim financial statements, the accompanying financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. The accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

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

4. Financing Activities

Public Offering

In February 2015, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Leerink Partners LLC and Deutsche Bank Securities Inc., as representatives of the several underwriters named therein (collectively, the “Underwriters”), relating to a public offering of shares of the Company’s common stock, par value $0.001 per share, at a price of $10.25 per share less underwriting discounts and commissions (the “Offering”). The Company issued and sold to the Underwriters an aggregate of 13,800 shares of common stock in connection with the Offering. The Offering resulted in net proceeds to the Company of $132,558.

5. Earnings (Loss) Per Share

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

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Net loss (numerator)	$(19,263)	$(16,088)
Weighted-average shares, in thousands (denominator)	111,202	96,792
Basic and diluted net loss per share	$(0.17)	$(0.17)

Potentially dilutive securities outstanding as of March 31, 2015 and 2014 are as follows:

	March 31,
	2015	2014
	(in thousands)
Stock Options	9,148	9,172
Warrants	2,833	5,338

Total potentially dilutive securities outstanding	11,981	14,510

6. Collaboration Arrangements

GCA Therapeutics, Ltd.

In February 2010, the Company entered into a license agreement (the “Agreement”) with GCA Therapeutics, Ltd. (“GCAT”) for elvucitabine, the Company’s nucleoside reverse transcriptase inhibitor for the treatment of both hepatitis B virus infection and human immunodeficiency virus infection. The Agreement was amended and restated in March 2010. The exclusive license grants GCAT the right, through a Chinese joint venture with Tianjing Institute of Pharmaceutical Research, to clinically develop and commercialize elvucitabine in mainland China, Hong Kong and Taiwan.

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

Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; or

Level 3: Unobservable inputs.

The fair value of the Company’s marketable securities of $228,432 and $79,215 as of March 31, 2015 and December 31, 2014, respectively, is valued based on level 2 inputs. The Company’s investments consist mainly of U.S. government and agency securities, government sponsored bond obligations and certain other corporate debt securities. Fair value is determined by taking into consideration valuations obtained from third-party pricing services. The third-party pricing services utilize industry standard valuation models, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; issuer credit spreads; benchmark securities; and other observable inputs. The Company has assessed these as level 2 within the fair value hierarchy of ASC 820. The Company classifies its entire investment portfolio as available for sale as defined in ASC 320, Debt and Equity Securities. Securities are carried at fair value with the unrealized gains (losses) reported as a separate component of stockholders’ equity within accumulated other comprehensive income.

The unrealized gain (loss) from marketable securities was $48 and $(12) at March 31, 2015 and December 31, 2014, respectively.

As of March 31, 2015 and December 31, 2014, none of the Company’s investments were determined to be other than temporarily impaired.

The following table summarizes the Company’s investments:

	March 31, 2015				December 31, 2014
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Commercial Paper	$69,341	$73	—	$69,414	$4,747	$3	—	$4,750
Corporate Debt Securities	142,928	21	(44)	142,905	58,452	1	(16)	58,437
Government and Agency Securities	16,115	—	(2)	16,113	16,028	1	(1)	16,028

Total	$228,384	$94	(46)	$228,432	$79,227	$5	(17)	$79,215

8. Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2015	December 31, 2014
Accrued compensation	$1,971	$846
Accrued research and development expenses	2,044	4,727
Accrued professional expenses	489	649
Other accrued expenses	282	224

Total	$4,786	$6,446

Accrued research and development expenses are comprised of amounts owed to third-party contract research organizations, clinical investigators, laboratories and data managers for research and development work performed on behalf of the Company.

9. Debt

Debt consists of the following:

	March 31, 2015	December 31, 2014
2011 Credit Facility, payable in monthly installments as notes mature through March 2015, with interest of 6.44% per annum	$—	$56
2014 Credit Facility, payable in equal monthly installments through March 2018, with fixed interest of 6.20% to 6.30% per annum	$613	$418

Total debt	613	474
Less: current portion	(213)	(195)

Total long-term debt, net of current portion	$400	$279

In March 2011, the Company entered into a Master Security Agreement for a $2,000 Capital Expenditure Line of Credit, (the “2011 Credit Facility”) with Webster Bank (“Webster”). Under the 2011 Credit Facility, the Company could draw down equipment loan advances for the purchase of new laboratory equipment through March 2013. In connection with the Master Security Agreement, the Company granted Webster a security interest in equipment to be purchased under the Credit Facility

In October 2014, the Company entered into a Master Security Agreement for a $1,000 Capital Expenditure Line of Credit (the “2014 Credit Facility”) with Webster. Under the 2014 Credit Facility, the Company can draw down equipment loan advances for the purchase of new laboratory equipment through October 2015. In connection with the Master Security Agreement, the Company granted Webster a security interest in equipment to be purchased under the Credit Facility. In October 2014 and March 2015, Webster advanced $440 and $229, respectively, to the Company under the Credit Facility.

The fair value for this debt is classified as a level 2 measurement. Fair value is computed using a discounted cash flow model based on current interest rates. At this time, the carrying value approximates fair value.

10. Stock-Based Compensation

The Company’s 2006 Stock Incentive Plan, as amended, (the “2006 Plan”), is administered by the Company’s Board of Directors and provides for the grant of incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights and other stock-based awards. The Company’s officers, employees, consultants, advisors and directors are eligible to receive awards under the 2006 Plan; however, incentive stock options may only be granted to employees. Stock option awards are exercisable for a period determined by the Company, but in no event longer than ten years from the date of the grant. Stock option awards generally vest ratably over four years. There were 1,905 shares available to be granted under the 2006 Plan as of March 31, 2015.

A summary of the status of the Company’s stock option activity for the three months ended March 31, 2015 is presented in the table and narrative below:

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2015	9,493	$6.88
Granted	5	11.44
Exercised	(156)	3.39
Forfeited	(194)	7.73
Cancelled	—	—

Outstanding at March 31, 2015	9,148	$6.92

Options exercisable at March 31, 2015	5,106	$5.84

Weighted-average fair value of options granted during the period		$8.66

The Company utilizes the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of assumptions which determine the fair value of the stock-based awards. The assumptions used to value options granted are as follows:

	For the Three Months Ended
	March 31, 2015	March 31, 2014
Expected term of option	6.25 years	5.0 - 6.1 years
Expected volatility	91%	92%
Risk free interest rate	1.54%	2.02%
Expected dividend yield	0%	0%

Total compensation expense recorded in the accompanying statements of operations associated with stock option grants made to employees was $2,864 and $1,508 for the three months ended March 31, 2015 and 2014, respectively. The Company recorded no tax benefit related to these stock options since the Company currently maintains a full valuation allowance on its deferred tax assets.

As of March 31, 2015, the intrinsic value of the stock options outstanding was $34,242, of which $22,443 related to vested stock options and $11,799 related to unvested stock options. The intrinsic value of stock options is calculated based on the difference between the exercise prices of the underlying common stock and the quoted stock price of the Company’s common stock as of the reporting date.

As of March 31, 2015, the total compensation cost related to unvested stock options not yet recognized in the financial statements is approximately $20,942, net of estimated forfeitures, and the weighted average period over which this amount is expected to be recognized is 1.6 years.

11. Comprehensive Loss

The Company reports and presents comprehensive loss in accordance with ASC 220, Comprehensive Income, which establishes standards for reporting and display of comprehensive loss and its components in a full set of general purpose financial statements. The objective of the statement is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners (comprehensive loss). The Company’s other comprehensive gain arises from net unrealized gains on marketable securities and was immaterial for all periods presented.

12. Stockholders’ Equity

Changes in stockholders’ equity for the three months ended March 31, 2015 and 2014 were as follows:

	For the Three Months Ended March 31,
	2015	2014
Balance at December 31, 2014 and 2013	$143,469	$152,958
Net loss	(19,263)	(16,088)
Stock based compensation	2,917	1,556
Exercise of stock options	527	5
Change in unrealized gain on marketable securities	60	18
Issuance of common stock	138,291	—

Balance at March 31, 2015 and 2014	$266,001	$138,449

13. Commitments and Contingencies

From time to time, in the ordinary course of business, the Company is subject to litigation and regulatory examinations as well as information gathering requests, inquiries and investigations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act and Section 21E of the Securities Exchange Act of 1934, as amended, that involve a number of risks and uncertainties. All statements other than statements relating to historical matters including statements to the effect that we “believe,” “expect,” “anticipate,” “plan,” “target,” “intend” and similar expressions should be considered forward-looking statements. Our actual results could differ materially from those discussed in the forward-looking statements as a result of a number of important factors, including factors discussed in this section and elsewhere in this Quarterly Report on Form 10-Q, including those discussed in Item 1A of this report under the heading “Risk Factors,” and the risks discussed in our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as the date hereof. We assume no obligation to update these forward-looking statements to reflect events or circumstances that arise after the date hereof except as required by law.

Overview

We are a biopharmaceutical company seeking to transform innovation into novel treatments that address the needs of patients by discovering and developing small molecule therapeutics for the treatment of infec-tious diseases and immune system disorders. We are currently focusing our efforts on developing commercially competitive, short-duration combination therapies for the treatment of chronic hepatitis C virus, or HCV, infection that are once-daily and ribavirin-free. Specifically, we are advancing combination regimens containing:

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

We have devoted and are continuing to devote substantially all of our efforts toward product research and development. We have incurred losses of $456.0 million from inception through March 31, 2015 and had an accumulated deficit of $470.0 million at March 31, 2015, which includes preferred stock dividends recognized until our initial public offering in 2006. Our net losses were $19.3 million and $16.1 million for the three months ended March 31, 2015 and 2014, respectively.

We have funded our operations primarily through proceeds from the sale of equity securities. Through March 31, 2015, we have received approximately $707.4 million in aggregate gross proceeds from stock issuances, including convertible preferred stock, our initial public offering, private placements of our common stock and registered offerings of our common stock.

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

Financial Operations Overview

Revenue

During the three months ended March 31, 2015 and 2014 we did not recognize any revenue.

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

We have established our current drug candidate pipeline entirely through our internal discovery capabilities. Through these efforts, we have identified and are advancing the following portfolio of drug candidates:

•	HCV Doublet Regimen. We are developing a short-duration combination drug regimen based on the use of ACH-3422, a NS5B nucleotide polymerase inhibitor, with ACH-3102, a NS5A inhibitor. To date, we have completed three clinical trials with ACH-3102 including the -007 study, a phase II study evaluating 12-weeks of once-daily ACH-3102 with sovaprevir, our NS3 protease inhibitor and ribavirin, a generically available immunomodulator, the -005 study, a phase II study evaluating 12-weeks of once-daily ACH-3102 in combination with ribavirin, and most recently, the Proxy Doublet study evaluating ACH-3102 in combination with sofosbuvir, an approved nucleotide NS5B polymerase inhibitor, marketed by Gilead Sciences under the brand name Sovaldi®, for both 6-week and 8-week treatment durations. Based on the results of these phase II studies, we believe ACH-3102 demonstrates best-in-class attributes including the ability to rapidly and robustly inhibit viral replication, minimize the emergence of resistant viral mutations, and achieve cures. We plan to initiate a clinical trial based on ACH-3422 in combination with ACH-3102, which we refer to as the Sparta Doublet trial, in the first half of 2015 for treatment durations of 6, 8 and 12 weeks, and we expect to report interim data from this trial in the second half of 2015.

•	HCV Triplet Regimens. We believe that nucleotide-based combination regimens, like ACH-3422 regimens, can effectively treat all HCV genotypes over short durations when dosed in combination with other direct-acting antiviral drugs, or DAAs, such as ACH-3102 plus sovaprevir. ACH-3422 has demonstrated excellent potency and was well-tolerated in a phase Ib proof of concept study in which genotype 1 HCV patients receiving a once-daily 700mg dose of ACH-3422 for fourteen days demonstrated mean maximal viral load reduction of 4.6 log10. This clinical trial remains on-going in genotypes 2 and 3 and we plan to report results in the second quarter of 2015. By the end of 2015, we plan to initiate the pharmacokinetic and viral kinetic portion of a triplet regimen study of 4, 6 and 8 weeks of ACH-3422, ACH-3102 and sovaprevir in HCV patients.

As a proxy for what we might expect to see with a proprietary triple combination of ACH-3422, ACH-3102 and sovaprevir, we are also conducting the Ithaca Triplet study examining the use of an approved nucleotide NS5B polymerase inhibitor, sofosbuvir, in combination with ACH-3102 and sovaprevir. This study may provide information that will help determine the appropriate dosing and other aspects of our proprietary triplet combination regimen. We are currently adapting the design of our Ithaca Triplet study to optimize SVR, treatment duration, and retreatment options for treatment failures based upon competitors’ emerging clinical trial results and on-going dialogue with regulatory authorities. Pending these reviews, we plan to initiate a short-duration clinical trial regimen.

•	Complement Factor D Advancement. Our compounds in complement Factor D inhibition have demonstrated complete suppression of the complement system with a single oral dose of our inhibitors in non-human primates. We have advanced a subset of compounds through primary and secondary pharmacology studies, synthesis and scale up, and have initiated certain IND-enabling studies. We plan to make a regulatory submission by year-end to enable first in human clinical development in patients. We also intend to continue to focus on the discovery and development of new drug candidates through our extensive expertise in structural biology and synthetic chemistry. Although significant additional funding and research and development will be required to support these efforts, we believe our drug discovery capabilities will allow us to further expand our product candidate portfolio, providing us with strong growth potential and, over time, reducing our reliance on the success of any single drug candidate.

All costs associated with internal research and development, and research and development services for which we have externally contracted, are expensed as incurred. The costs of obtaining patents for our candidates are expensed as incurred as indirect costs. Our research and development expenses for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Clinical candidate direct external costs:
ACH-3102 (and related compounds)	$1,258	$1,170
ACH-3422 (and related compounds)	5,007	2,551
Sovaprevir (and related compounds)	268	613
ACH-3102/Sovaprevir/Sofosbuvir combination trial	933	—
Sovaprevir/ACH-3102 combination trials	49	410
ACH-3102/ACH-2684 combination trial	5	1,591
ACH-3102/Sofosbuvir combination trial	146	1,124
ACH-2684 (and related compounds)	10	514
Complement and other	1,444	391

	9,120	8,364
Direct internal personnel costs	4,893	3,316

Sub-total direct costs	14,013	11,680
Indirect costs and overhead	1,213	1,230
Research and development tax credit	(70)	(68)

Total research and development	$15,156	$12,842

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

Critical Accounting Policies and Estimates

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2014. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a significant impact on our financial results. During the first three months of 2015, there were no significant changes in our estimates and critical accounting policies.

Results of Operations

Results of operations may vary from period to period depending on numerous factors, including the timing of payments received under existing or future strategic alliances, joint ventures or financings, if any, the progress of our research and development projects, technological advances and determinations as to the commercial potential of proposed products.

Comparison of Three Months Ended March 31, 2015 and 2014

Research and Development Expenses. Research and development expenses were $15.2 million and $12.8 million for the three months ended March 31, 2015 and 2014, respectively. The increase for the three months ended March 31, 2015 was primarily due to increased personnel and non-cash stock compensation costs due to the addition of personnel in our development group, combined with increased manufacturing costs related to ACH-3422 and increased preclinical costs related to our complement inhibitor program. These amounts were partially offset by decreased clinical trial costs related to our ACH-3102 and sofosbuvir combination trial and ACH-2684 clinical costs. We expect that research and development expenses will increase during the remainder of the year as we continue clinical studies of ACH-3422, ACH-3102 and sovaprevir, including the planned initiation of our Sparta Doublet and Ithaca Triplet studies, and continue to advance our complement inhibitors. Research and development expenses for the three months ended March 31, 2015 and 2014 are comprised as follows:

	Three Months Ended March 31,
	2015	2014	Change
	(in thousands)
Personnel costs	$3,327	$2,717	$610	22%
Stock based compensation	1,567	599	968	162%
Outsourced research and supplies	8,479	7,639	840	11%
Professional and consulting fees	1,232	1,308	(76)	(6)%
Facilities costs	581	509	72	14%
Travel and other costs	40	138	(98)	(71)%
Research and development tax credit	(70)	(68)	(2)	3%

Total	$15,156	$12,842	$2,314	18%

General and Administrative Expenses. General and administrative expenses were $4.2 million and $3.4 million for the three months ended March 31, 2015 and 2014, respectively. The increase for the three months ended March 31, 2014 was primarily due to increased salaries and non-cash stock compensation charges, combined with increased legal and corporate fees. We expect general and administrative expenses to increase slightly from the first quarter during the remainder of the year. General and administrative expenses for the three months ended March 31, 2015 and 2014 are comprised as follows:

	Three Months Ended March 31,
	2015	2014	Change
	(in thousands)
Personnel costs	$1,148	$977	$171	18%
Stock based compensation	1,350	957	393	41%
Professional and consulting fees	1,125	953	172	18%
Facilities costs	179	172	7	4%
Travel and other costs	441	334	107	32%

Total	$4,243	$3,393	$850	25%

Other Income (Expense). Interest income was $152,000 and $158,000 for three months ended March 31, 2015 and 2014, respectively. Interest expense was $16,000 and $11,000 for the three months ended March 31, 2015 and 2014, respectively.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through proceeds from the sale of equity securities. Through March 31, 2015, we have received approximately $707.4 million in aggregate gross proceeds from stock issuances, including convertible preferred stock, our initial public offering, private placements of our common stock and registered offerings of our common stock, including the following:

•	In February 2015, we issued 13,800,000 shares of our common stock in an underwritten public offering and received net proceeds of $132.6 million;

•	Between December 22, 2014 and December 31, 2014, we issued 3,236,497 shares of our common stock pursuant to an at-the-market sales agreement with Cantor Fitzgerald and received net proceeds of $48.3 million;

•	In February 2013, we issued 16,894,410 shares of our common stock in an underwritten public offering and received net proceeds of $133.2 million;

•	In August 2012, we issued 6,367,853 shares of our common stock in a registered direct offering with funds managed by QVT Financial LP and received net proceeds of $41.7 million;

•	In June 2011, we issued 11,040,000 shares of our common stock in an underwritten public offering and received net proceeds of $60.9 million;

•	In August 2010, we issued 19,775,101 shares of our common stock and warrants to purchase 6,921,286 shares of common stock in a private placement to institutional and other accredited investors and received net proceeds of $49.9 million; and

•	In January 2010 and February 2010, we issued 10,275,000 shares of our common stock in an underwritten public offering and received net proceeds of $22.6 million.

As of March 31, 2015, our debt balance due to borrowings was $613,000 with a weighted average interest rate of 6.26%.

We had $275.2 million and $152.9 million in cash, cash equivalents and marketable securities as of March 31, 2015 and December 31, 2014, respectively. We regularly review our investments and monitor the financial markets. As of March 31, 2015, our cash, cash equivalents and marketable securities included high-quality financial instruments, primarily money market funds, government sponsored bond obligations and other corporate debt securities which we believe are subject to limited credit risk.

Cash used in operating activities was $17.3 million for the three months ended March 31, 2015 and was primarily attributable to our $19.3 million net loss combined with $1.0 million in premiums paid on the purchase of marketable securities and a $1.7 million decrease in accrued expenses. This amount was partially offset by $2.9 million in non-cash stock-based compensation expense combined with a $1.5 million increase in accounts payable. Cash used in operating activities was $13.4 million for the three months ended March 31, 2014 and was primarily attributable to our $16.1 million net loss combined with $0.5 million in premiums paid on the purchase of marketable securities and a $1.0 million decrease in accounts payable. This amount was partially offset by $1.5 million in non-cash stock-based compensation expense combined with a $1.1 million increase in accrued expenses.

Cash used in investing activities was $148.6 million for the three months ended March 31, 2015 and was primarily attributable to the purchase of marketable securities, offset by maturities of marketable securities. Cash provided by investing activities was $14.2 million for the three months ended March 31, 2014 and was primarily attributable to the maturities of marketable securities, offset by purchases of marketable securities.

Cash provided by financing activities was $139.0 million for the three months ended March 31, 2015 and was primarily attributable to $132.6 million in net proceeds from our February 2015 public offering and combined with the receipt of $5.6 million in proceeds related to our December 2014 issuance of common stock under an at-the-market sales agreement with Cantor Fitzgerald. Cash used in financing activities was $0.2 million for the three months ended March 31, 2014 and was primarily attributable to the payment of deferred financing costs combined with repayments of debt.

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

We believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our current projected operating requirements for at least the next 12 months. However, our future capital requirements may change and will depend upon numerous factors, including but not limited to:

•	the costs involved in the clinical development, manufacturing and formulation of ACH-3102, ACH-3422, and sovaprevir;

•	the costs involved in the preclinical and planned clinical development of certain complement inhibitors;

•	the scope of and costs associated with entering into cooperative study arrangements, or CSAs, or licensing arrangements, if any, for the collaborative development of our drug candidates in combination with third-party drug candidates;

•	the costs involved in obtaining regulatory approvals for our drug candidates;

•	the scope, prioritization and number of programs we pursue;

•	the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent and other intellectual property claims;

•	our ability to raise incremental debt or equity capital, including any changes in the credit or equity markets that may impact our ability to obtain capital in the future;

•	the costs associated with, and the outcome of, lawsuits against us, if any;

•	our acquisition and development of new technologies and drug candidates; and

•	competing technological and market developments currently unknown to us.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of March 31, 2015.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes all existing revenue recognition requirements, including most industry-specific guidance. ASU No. 2014-09 requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. ASU No. 2014-09 will be effective for us on January 1, 2018. We do not believe ASU No. 2014-09 will have a material effect on our financial position and results of operations.

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

In April 2015, FASB issued ASU No. 2015-03, “Interest – Imputation of Interest.” ASU No. 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015 (and interim periods within those fiscal years) with early adoption permitted and retrospective application required. We do not believe ASU No. 2015-03 will have a material effect on our financial position and results of operations.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective, at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a–15(d) and 15d–15(d) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

You should carefully consider the risks described below in addition to the other information contained in this report, before making an investment decision. Our business, financial condition or results of operations could be harmed by any of these risks. The risks and uncertainties described below are not the only ones we face. Additional risks not currently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations. These risk factors restate and supersede in their entirety the risk factors previously disclosed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

If approved, combinations of our drug candidates that we are advancing, ACH-3102, ACH-3422, and sovaprevir, would compete with drugs currently approved for the treatment of HCV, such as the interferon-alpha-based products from F. Hoffman-La Roche Ltd, or Roche (Pegasys and Roferon-A) or Merck & Co., Inc., or Merck (Intron-A or Peg-Intron), the ribavirin-based products from Merck (Rebetrol), Roche (Copegus) and generic versions sold by various companies, as well as protease inhibitors telaprevir by Vertex Pharmaceuticals Incorporated, or Vertex (Incivek®), boceprevir by Merck (Victrelis®), simeprevir by Johnson & Johnson (Olysio®) and the more recently approved nucleotide inhibitor sofosbuvir (Sovaldi®) by Gilead and sofosbuvir/ ledipasvir combination (Harvoni™), also by Gilead, as well as the ombitasvir/paritaprevir/ritonavir/dasabuvir/ribavirin combination (Viekira Pak™) by AbbVie, Inc., or AbbVie.

If approved, our drug candidates may also compete with all-oral treatments currently in development to treat HCV infection in multiple classes including protease inhibitors, polymerase inhibitors (nucleoside, nucleotide, and non-nucleoside), NS5A inhibitors, cyclophilin inhibitors and others. Competing drug candidates for the treatment of HCV, or combinations of drug candidates, are being developed by companies such as AbbVie, AstraZeneca Plc, or AstraZeneca, Bristol-Myers Squibb Company, or Bristol-Myers Squibb, Enanta Pharmaceuticals, Inc., or Enanta, Gilead, GlaxoSmithKline plc, or GlaxoSmithKline, Johnson & Johnson, Medivir AB, or Medivir, Merck, Novartis AG, or Novartis, Regulus Therapeutics Inc., or Regulus, and Roche.

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

We have incurred significant losses since our inception. As of March 31, 2015, our accumulated deficit was $469.9 million. We have not generated any revenue from the sale of drug candidates to date. We expect that our annual operating losses will increase over the next several years as we expand our research, development and commercialization efforts.

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

Based on our current clinical plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our current projected operating requirements for at least the next 12 months. However, our future capital requirements may change and will depend upon numerous factors, including but not limited to:

•	the costs involved in the clinical development, manufacturing and formulation of ACH-3102, ACH-3422, and sovaprevir;

•	the costs involved in the preclinical and planned clinical development of certain complement inhibitors;

•	the scope of and costs associated with entering into CSAs or licensing arrangements, if any, for the collaborative development of our drug candidates in combination with others’ drug candidates;

•	the costs involved in obtaining regulatory approvals for our drug candidates;

•	the scope, prioritization and number of programs we pursue;

•	the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent and other intellectual property claims;

•	our ability to raise incremental debt or equity capital, including any changes in the credit or equity markets that may impact our ability to obtain capital in the future;

•	the costs associated with, and the outcome of, lawsuits against us, if any;

•	our acquisition and development of new technologies and drug candidates; and

•	competing technological, regulatory and market developments currently unknown to us.

We intend to augment our cash balance through financing transactions, including through a combination of private and public equity offerings, debt financings and collaboration, strategic alliance and licensing arrangements. In connection with capital raising activities, we may be required to dilute our existing stockholders substantially.

As of May 1, 2015, we had 2,832,612 warrants outstanding at a weighted average exercise price of $3.12. All of the shares of common stock we issued, as well as those shares issuable upon exercise of the warrants, are freely tradable pursuant to effective registration statements, making such shares available for immediate resale in the public market.

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

In addition, we may experience numerous unforeseen events during, or as a result of, preclinical testing and the clinical trial process that could delay or prevent our ability to receive regulatory approval or commercialize our drug candidates, including:

•	regulators or Institutional Review Boards, or IRBs, may not authorize us to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•	our preclinical tests or clinical trials for our drug candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional preclinical testing or clinical trials, or we may abandon projects that we expect to be promising;

•	we might have to suspend or terminate our clinical trials if the participants in our trials, or in third-party trials of similar HCV drug candidates, are exposed to unacceptable health risks;

•	IRBs or regulators, including the FDA, may require that we hold, suspend or terminate clinical research for various reasons, such as the FDA’s recent decision to place a clinical hold on sovaprevir, or noncompliance with regulatory requirements;

•	due to the high SVR rates demonstrated by newly approved, competitive therapies like nucleotide polymerase inhibitors sofosbuvir (Sovaldi®) and the sofosbuvir and ledipasvir combination (Harvoni™), the FDA may require us to carry out more extensive studies, evaluate different treatment combinations or complete comparative effectiveness studies and analysis, resulting in significant delays and/or increased costs;

•	enrollment in our clinical trials may be slower than we currently anticipate as potential participants have access to commercially launched DAAs, such as telaprevir (Incivek®), boceprevir (Victrelis®), simeprevir (Olysio®) or sofosbuvir (Sovaldi®), the sofosbuvir/ledipasvir combination (Harvoni™), and the ombitasvir/paritaprevir/ritonavir/dasabuvir/ribavirin combination (Viekira Pak™) as well as other experimental therapies under development, or participants may not remain adherent to our clinical trial protocols or may drop out of our clinical trials at a higher rate than we currently anticipate, each resulting in significant delays;

•	despite having demonstrated 100% SVR12 with ACH-3102 in combination with sofosbuvir over a 6 week treatment duration, we may not be similarly successful in reducing treatment duration to 4 weeks, as certain of our competitors have been unable to achieve this milestone;

•	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner; and

•	the supply or quality of our drug candidates or other materials necessary to conduct our clinical trials may be insufficient or inadequate.

In addition, the current standard of care for the treatment of HCV has recently changed from a protease inhibitor such as telaprevir (Incivek®), boceprevir (Victrelis®) or simeprevir (Olysio®) in combination with pegylated interferon and ribavirin, or P/R, to new classes of compounds that provide better safety and efficacy such as nucleotide polymerase inhibitors sofosbuvir (Sovaldi®) and the sofosbuvir and ledipasvir combination (Harvoni™). We could be required to carry out more extensive studies, evaluate different treatment combinations or complete comparative effectiveness studies, resulting in significant delays and/or increased costs if the treatment landscape and standard of care continues to change as new therapies are developed.

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

In the United States, at both the federal and state levels, the government regularly proposes legislation to reform health care and its cost, and such proposals have received increasing political attention. In 2010, Congress passed legislation to reform the U.S. health care system by expanding health insurance coverage, reducing health care costs and making other changes. While health care reform may increase the number of patients who have insurance coverage for the use of any approved drug candidate, it may also include changes that adversely affect reimbursement for approved drug candidates. In addition, there has been, and we expect that there will continue to be, federal and state proposals to constrain expenditures for medical products and services, which may affect payments for any of our approved products. The Centers for Medicare and Medicaid Services frequently change product descriptors, coverage policies, product and service codes, payment methodologies and reimbursement values. Third-party payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates and may have sufficient market power to demand significant price reductions. As a result of actions by these third-party payors, the health care industry is experiencing a trend toward containing or reducing costs through various means, including lowering reimbursement rates, limiting therapeutic class coverage and negotiating reduced payment schedules with service providers for drug products.

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

Risks Related to Our Securities

Our executive officers, directors and principal stockholders have the ability to control or significantly influence all matters submitted to our stockholders for approval, which could have the effect of delaying, deferring or preventing a change in control of us and entrenching our management or board of directors.

As of May 1, 2015, our directors, executive officers and stockholders who own more than 5% of our outstanding common stock, together with their affiliates and related persons, beneficially own, in the aggregate, greater than approximately 30% of our outstanding common stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation, sale of all or substantially all of our assets or similar transaction, as well as our management and affairs. The interests of this group of stockholders may not always coincide with our corporate interests or the interest of other stockholders, and they may act in a manner with which you may not agree or that may not be in the best interests of other stockholders. This concentration of voting power may have the effect of delaying, deferring or preventing a change in control of our company on terms that other stockholders may desire and entrenching our management or board or directors.

Our stock price has been and may in the future be volatile, and the market price of our common stock may decline in value in the future.

The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future. During the period from January 1, 2009 to March 31, 2015, our stock price has ranged from a low of $0.70 to a high of $16.87. Market prices for securities of early stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

Our general business strategy may be adversely affected by economic downturns and volatile business environments and continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate further, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive these difficult economic times, which would directly affect our ability to attain our operating goals on schedule and on budget.

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets at March 31, 2015 and December 31, 2014 (unaudited), (ii) Statements of Comprehensive Loss for the three months ended March 31, 2015 and 2014 (unaudited), (iii) Statements of Cash Flows for the three months ended March 31, 2015 and 2014 (unaudited), and (iv) Notes to Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACHILLION PHARMACEUTICALS, INC.

Date: May 7, 2015	/s/ Milind S. Deshpande
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2015	/s/ Mary Kay Fenton
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets at March 31, 2015 and December 31, 2014 (unaudited), (ii) Statements of Comprehensive Loss for the three months ended March 31, 2015 and 2014 (unaudited), (iii) Statements of Cash Flows for the three months ended March 31, 2015 and 2014 (unaudited), and (iv) Notes to Financial Statements (unaudited).