Form 10-Q
period 2015-06-30
ACHILLION PHARMACEUTICALS INC
filed 2015-08-10
CIK 1070336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 1, 2015, the registrant had 136,389,130 shares of Common Stock, $0.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Achillion Pharmaceuticals, Inc.

Balance Sheets

(in thousands, except per share amounts)

(unaudited)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$61,698	$73,664
Marketable securities	184,051	79,215
Accounts and other receivables	741	95
Unbilled accounts receivable	711	—
Prepaid expenses and other current assets	2,315	1,901

Total current assets	249,516	154,875
Marketable securities	14,511	—
Fixed assets, net	1,871	1,726
Deferred financing costs and other assets	41	54
Restricted cash	152	152

Total assets	$266,091	$156,807

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,547	$6,418
Accrued expenses	12,053	6,446
Current portion of long-term debt	216	195

Total current liabilities	23,816	13,059
Long-term debt	345	279

Total liabilities	24,161	13,338

Commitments and contingencies (Note 13)

Stockholders’ Equity:
Common Stock, $.001 par value; 200,000 shares authorized: 118,022 and 103,594 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	118	104
Additional paid-in capital	740,767	599,796
Stock subscription receivable	—	(5,737)
Accumulated deficit	(498,923)	(450,682)
Accumulated other comprehensive loss	(32)	(12)

Total stockholders’ equity	241,930	143,469

Total liabilities and stockholders’ equity	$266,091	$156,807

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Comprehensive Loss

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$711	$—	$711	$—

Operating expenses
Research and development	19,772	12,177	34,928	25,019
General and administrative	10,127	3,589	14,370	6,982

Total operating expenses	29,899	15,766	49,298	32,001

Loss from operations	(29,188)	(15,766)	(48,587)	(32,001)
Other income (expense)
Interest income	225	117	377	275
Interest expense	(15)	(8)	(31)	(19)

Net loss	(28,978)	(15,657)	(48,241)	(31,745)

Total comprehensive loss (Note 11)	(29,058)	(15,656)	(48,261)	(31,726)

Basic and diluted net loss per share (Note 5)	$(0.25)	$(0.16)	$(0.42)	$(0.33)

Weighted average number of shares used in computing basic and diluted net loss per share	117,770	97,017	114,504	96,905

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Cash Flows

(in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net loss	$(48,241)	$(31,745)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	321	232
Non-cash stock-based compensation	5,311	3,197
Premium on purchases of marketable securities	(1,359)	(724)
Amortization of premium on marketable securities	900	1,128
Changes in operating assets and liabilities:
Accounts and other receivables	(1,357)	286
Prepaid expenses and other assets	(401)	529
Accounts payable	4,984	(2,587)
Accrued expenses	5,607	2,518

Net cash used in operating activities	(34,235)	(27,166)

Cash flows from investing activities
Purchases of fixed assets	(321)	(246)
Purchases of marketable securities	(243,959)	(55,027)
Maturities of marketable securities	125,051	80,969

Net cash provided by (used in) provided by investing activities	(119,229)	25,696

Cash flows from financing activities
Proceeds from issuance of common stock in connection with public offerings, net of issuance costs	138,260	—
Proceeds from exercise of stock options	3,014	1,450
Proceeds from sale of common stock under Employee Stock Purchase Plan	137	96
Payment of deferred financing costs	—	(82)
Borrowings of debt	229	—
Repayments of debt	(142)	(183)

Net cash provided by financing activities	141,498	1,281

Net decrease in cash and cash equivalents	(11,966)	(189)
Cash and cash equivalents, beginning of period	73,664	33,457

Cash and cash equivalents, end of period	$61,698	$33,268

Supplemental disclosure of cash flow information
Cash paid for interest	$28	$20
Supplemental disclosure of non-cash financing activities
Cashless exercise of warrants	$53	$2,848
Purchases of equipment in accounts payable	$145	$—

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

The Company incurred losses of $485,061 from inception through June 30, 2015 and had an accumulated deficit of $498,923 at June 30, 2015, which includes preferred stock dividends recognized until the Company’s initial public offering in 2006. The Company has funded its operations primarily through the sale of equity securities.

Based on the Company’s current clinical plan, the Company believes that its existing cash, cash equivalents and marketable securities will be sufficient to meet its current projected operating requirements for at least the next 12 months. However, the Company’s future capital requirements may change and will depend upon numerous factors, including but not limited to:

•	the costs involved in the preclinical and clinical development of the Company’s complement inhibitors;

•	the costs involved in obtaining regulatory approvals for the Company’s drug candidates;

•	the scope, prioritization and number of programs the Company pursues;

•	the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent and other intellectual property claims;

•	the timing and amount of proceeds received from milestones achieved and royalties earned, if any, by the Company under its exclusive collaboration and license agreement with Janssen Pharmaceuticals, Inc. (“Janssen”);

•	the Company’s ability to raise debt or equity capital, including any changes in the credit or equity markets that may impact its ability to obtain capital in the future;

•	the costs associated with, and the outcome of, lawsuits against the Company, if any;

•	the Company’s acquisition and development of new technologies and drug candidates; and

•	competing technological and market developments currently unknown to the Company.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss (numerator)	$(28,978)	$(15,657)	$(48,241)	$(31,745)
Weighted-average shares, in thousands (denominator)	117,770	97,017	114,504	96,905
Basic and diluted net loss per share	$(0.25)	$(0.16)	$(0.42)	$(0.33)

Potentially dilutive securities outstanding as of June 30, 2015 and 2014 are as follows:

	June 30,
	2015	2014
Stock options	8,637	8,603
Warrants	2,833	4,531

Total potentially dilutive securities outstanding	11,470	13,134

6. Collaboration Arrangement

In May 2015, the Company entered into parallel transactions with Janssen and its affiliate, Johnson & Johnson Innovation-JJDC, Inc. (“JJDC”), comprised of (i) an exclusive collaboration and license agreement with Janssen (the “Janssen Agreement”) pursuant to which, upon the closing of the transactions contemplated by the Janssen Agreement on June 29, 2015, the Company granted Janssen exclusive worldwide rights to develop and commercialize products that contain one or more of the Company’s drug candidates for the treatment of chronic hepatitis C virus (“HCV”) infection, namely odalasvir, also known as ACH-3102, a second-generation NS5A inhibitor, ACH-3422, an NS5B HCV polymerase inhibitor, and sovaprevir, an NS3/4A HCV protease inhibitor, and (ii) a stock purchase agreement with JJDC (the “Stock Purchase Agreement”) pursuant to which, upon the closing of the transactions contemplated by the Stock Purchase Agreement, JJDC purchased 18,367 shares of the Company’s common stock at a price of $12.25 per share, for an aggregate purchase price of $225,000. The Janssen Agreement became effective on June 29, 2015 upon the early termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”). The Stock Purchase Agreement became effective July 1, 2015.

Under the terms of the Janssen Agreement, the Company is eligible to receive up to an aggregate of $905,000 in milestone-based payments if licensed products achieve specified development, regulatory and sales milestones. The Company is also eligible to receive royalties on worldwide annual net sales of licensed products, if any, at tiered royalty rate percentages beginning in the mid-teens and rising to the low-twenties, subject to customary reductions. The royalty term is determined on a licensed-product-by-licensed-product and country-by-country basis and begins on the first commercial sale of a licensed product in a country and ends on the expiration of the last to expire of specified patents or regulatory exclusivity covering such licensed product in such country or, with a customary royalty reduction, 10 years after such first commercial sale if there is no such exclusivity. Janssen will bear the future costs of worldwide development and commercialization of licensed products, subject to specified exceptions relating to the Company’s ongoing studies and technology transfer.

The term of the Janssen Agreement will continue, unless earlier terminated, until expiration of the royalty term for licensed products or all payment obligations under the Janssen Agreement. Janssen may terminate the Janssen Agreement upon 60 days’ written notice to the Company at any time prior to submission of the first application for marketing approval for a licensed product in any of the specified major market countries. Janssen may also terminate the Janssen Agreement under specified circumstances relating to the safety or regulatory approvability of a licensed product. Either the Company or Janssen may terminate the Janssen Agreement if the other party is in material breach of the agreement and fails to cure such breach within specified cure periods. Either the Company or Janssen may terminate the Janssen Agreement in the event of specified insolvency events involving the other party. Upon any early termination, rights to the Company’s licensed drug candidates will revert to the Company.

Pursuant to the terms of the Janssen Agreement, the Company is required to provide technology transfer services related to the chemistry, manufacturing and know-how to Janssen for up to 180 days after the effective date. In accordance with ASC 605-25, which provides guidance on accounting for multiple-element arrangements, including the determination of the units of accounting and allocation of total arrangement consideration, the Company identified all of the obligations at the inception of the Janssen Agreement. The significant obligations were determined to be the license and the technology transfer services. The Company has determined that license and technology transfer services represent a single unit of accounting because they were not viewed to have standalone value. The Janssen Agreement and the Stock Purchase Agreement were entered into by the Company with Janssen and its affiliate in contemplation of each other. The only upfront amount received by the Company in exchange for the license and technology transfer services and the issuance of the shares of the Company’s common stock was the $225,000. The Company determined that the amount received in excess of the fair value of the Company’s common stock upon issuance of $66,122 was attributed to the license and technology services. The Company also determined that there was no discernable pattern in which the technology services would be provided during the 180 day period after the effective date. In accordance with ASC 605-10, the Company determined that straight-line attribution of the license and technology services revenues would be used to recognize revenue. As such, revenue of $711 was recorded during the period-ending June 30, 2015 associated with this transaction.

The development, regulatory and sales milestones represent non-refundable amounts that would be paid by Janssen to the Company if certain milestones are achieved in the future. The Company has elected to apply the guidance in ASC 605-28 to the milestones. These milestones, if achieved, are substantive as they relate solely to past performance and are commensurate with estimated enhancement of value associated with the achievement of each milestone as a result of the Company’s performance; however, there can be no assurance that Janssen will achieve the milestones or that the Company will receive the related revenue.

In connection with the closing of the transactions contemplated by the Stock Purchase Agreement, the Company and JJDC entered into an Investor Agreement on July 1, 2015. See Note 14, Subsequent Events.

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

Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; or

Level 3: Unobservable inputs.

The fair value of the Company’s marketable securities of $198,562 and $79,215 as of June 30, 2015 and December 31, 2014, respectively, is valued based on level 2 inputs. The Company’s investments consist mainly of U.S. government and agency securities, government-sponsored bond obligations and certain other corporate debt securities. Fair value is determined by taking into consideration valuations obtained from third-party pricing services. The third-party pricing services utilize industry standard valuation models, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; issuer credit spreads; benchmark securities; and other observable inputs. The Company has assessed these as level 2 within the fair value hierarchy of ASC 820. The Company classifies its entire investment portfolio as available for sale as defined in ASC 320, Debt and Equity Securities. Securities are carried at fair value with the unrealized gains (losses) reported as a separate component of stockholders’ equity within accumulated other comprehensive income.

The unrealized gain (loss) from marketable securities was $(32) and $(12) at June 30, 2015 and December 31, 2014, respectively.

As of June 30, 2015 and December 31, 2014, none of the Company’s investments were determined to be other than temporarily impaired.

The following table summarizes the Company’s investments:

	June 30, 2015				December 31, 2014
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Commercial Paper	$53,637	$30	—	$53,667	$4,747	$3	—	$4,750
Corporate Debt Securities	120,830	—	(63)	120,767	58,452	1	(16)	58,437
Government and Agency Securities	24,127	1	—	24,128	16,028	1	(1)	16,028

Total	$198,594	$31	(63)	$198,562	$79,227	$5	(17)	$79,215

The following table summarizes the contractual maturities of the Company’s investments:

	June 30, 2015	December 31, 2014
Mature in less than one year	$184,051	$79,215
Mature in one to five years	14,511	—

Total	$198,562	$79,215

8. Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2015	December 31, 2014
Accrued compensation	$2,299	$846
Accrued research and development expenses	8,331	4,727
Accrued professional expenses	985	649
Other accrued expenses	438	224

Total	$12,053	$6,446

Accrued research and development expenses are comprised of amounts owed to third-party contract research organizations, clinical investigators, laboratories and data managers for research and development work performed on behalf of the Company.

9. Debt

Debt consists of the following:

	June 30, 2015	December 31, 2014
2011 Credit Facility, payable in monthly installments as notes mature through March 2015, with fixed interest of 6.44% per annum	$—	$56
2014 Credit Facility, payable in equal monthly installments through March 2018, with fixed interest of 6.20% to 6.30% per annum	$561	$418

Total debt	561	474
Less: current portion	(216)	(195)

Total long-term debt, net of current portion	$345	$279

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

10. Stock-Based Compensation

On June 2, 2015, the Company’s stockholders approved the Company’s 2015 Stock Incentive Plan, (the “2015 Plan”). The 2015 Plan replaced the Company’s 2006 Stock Incentive Plan, as amended, (the “2006 Plan”). Upon the approval of the 2015 Plan by stockholders, the 2006 Plan terminated, and all then outstanding awards under the 2006 Plan remained in effect, but no additional awards will be made under the 2006 Plan. However, the terms of the 2006 Plan will continue to apply to awards previously granted under the 2006 Plan.

The 2015 Plan allows for the issuance of 6,900 new shares of common stock plus up to 1,894 shares of common stock that remained available for issuance under the previously approved 2006 Plan immediately prior to the effectiveness of the 2015 Plan, all of which shares rolled over and became available for issuance under the 2015 Plan upon its effectiveness. Solely to the extent that any of the 8,727 shares of common stock subject to awards that were issued and outstanding under the 2006 Plan immediately prior to the effectiveness of the 2015 Plan expire, terminate, are surrendered, cancelled or forfeited, such shares also will become available for the future grant of awards under the 2015 Plan. All of the foregoing share numbers are subject, in the case of incentive stock options, to any limitations under the Internal Revenue Code of 1986, as amended (the “Code”), and are also subject to adjustment upon stock splits, stock dividends, and other specified events. Certain sub-limitations apply to the shares available for issuance under the 2015 Plan. The 2015 Plan allows for the issuance of incentive stock options intended to qualify under Section 422 of the Code, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The maximum number of shares with respect to which awards may be granted to any participant under the 2015 Plan may not exceed 1,500 shares per fiscal year (subject to adjustment upon stock splits, stock dividends, and other specified events). The maximum aggregate number of shares with respect to which awards may be granted to directors who are not employees of the Company at the time of grant will be 10% of the maximum number of shares authorized for issuance under the 2015 Plan.

The 2015 Plan is administered by the Company’s Board of Directors and allows for the issuance of incentive stock options intended to qualify under Section 422 of the Code, nonstatutory stock options, stock appreciation rights, restricted stock awards, and other stock-based awards. The Company’s officers, employees, consultants, advisors and directors are eligible to receive awards under the 2015 Plan; however, incentive stock options may only be granted to employees. Stock options granted are exercisable for a period determined by the Company, but in no event longer than ten years from the date of the grant. Stock options generally vest ratably over four years. There were 8,869 shares available to be granted under the 2015 Plan as of June 30, 2015.

A summary of the status of the Company’s stock option activity for the six months ended June 30, 2015 is presented in the table and narrative below:

	Stock Options	Weighted Average Exercise Price
Outstanding at January 1, 2015	9,493	$6.88
Granted	16	10.15
Exercised	(603)	5.00
Forfeited	(223)	7.92
Cancelled	(46)	13.97

Outstanding at June 30, 2015	8,637	$6.95

Options exercisable at June 30, 2015	4,939	$5.80

Weighted-average fair value of options granted during the period		$7.60

The Company utilizes the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The Black-Scholes option pricing model requires the use of assumptions which determine the fair value of the stock-based awards. The assumptions used to value stock options granted are as follows:

For the Six Months Ended
	June 30, 2015	June 30, 2014
Expected term of option	6.25 years	5.0 - 6.1 years
Expected volatility	88 - 91%	92 - 96%
Risk free interest rate	1.54 - 1.85%	1.88 - 2.02%
Expected dividend yield	0%	0%

Total compensation expense recorded in the accompanying statements of operations associated with option grants made to employees was $5,210 and $3,160 for the six months ended June 30, 2015 and 2014, respectively. The Company recorded no tax benefit related to these stock options since the Company currently maintains a full valuation allowance on its deferred tax assets.

As of June 30, 2015, the intrinsic value of the stock options outstanding was $25,573, of which $17,319 related to vested stock options and $8,254 related to unvested stock options. The intrinsic value of stock options is calculated based on the difference between the exercise prices of the underlying common stock and the quoted stock price of the Company’s common stock as of June 30, 2015.

As of June 30, 2015, the total compensation cost related to unvested stock options not yet recognized in the financial statements is approximately $18,743, net of estimated forfeitures, and the weighted average period over which this amount is expected to be recognized is 1.4 years.

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

12. Stockholders’ Equity

Changes in stockholders’ equity for the six months ended June 30, 2015 and 2014 were as follows:

	For the Six Months Ended June 30,
	2015	2014
Balance at December 31, 2014 and 2013	$143,469	$152,958
Net loss	(48,241)	(31,745)
Stock-based compensation	5,311	3,197
Exercise of stock options	3,014	1,450
Change in unrealized loss on marketable securities	(20)	19
Issuance of common stock	138,260	—
Issuance of common stock under the Employee Stock Purchase Plan	137	96

Balance at June 30, 2015 and 2014	$241,930	$125,975

13. Commitments and Contingencies

From time to time, in the ordinary course of business, the Company is subject to litigation and regulatory examinations as well as information gathering requests, inquiries and investigations. As of June 30, 2015, there are no active matters.

14. Subsequent Events

Upon the closing of the transactions contemplated by the Stock Purchase Agreement, on July 1, 2015, the Company issued 18,367 shares of common stock to JJDC (the “Shares”) at a price of $12.25 per share, for an aggregate purchase price of $225,000, and entered into an investor agreement with JJDC (the “Investor Agreement”).

Pursuant to the terms of the Investor Agreement, the Shares are subject to a lock-up restriction, such that JJDC agreed it will not, and will also cause its affiliates not to, without the prior approval of the Company, sell, transfer or otherwise dispose of the Shares until the earliest to occur of (i) a specified period after July 1, 2015, (ii) the expiration or earlier termination of the Janssen Agreement or (iii) other specified events. In addition, for the seven year period following the expiration of the lock-up period, subject to specified conditions, the Company has agreed to file a registration statement in order to register all or a portion of the Shares. The Company will not be required to effect more than two such demand registrations for JJDC in the aggregate and is not required to effect more than one such demand registration in any 12 month period. The Company has also agreed to provide JJDC with certain “piggyback” registration rights such that for the seven year period following the expiration of the lock-up period, subject to specified conditions, whenever the Company proposes to register shares of its common stock for its account, JJDC will have the right to include some or all of its Shares in such registration. The Investor Agreement also contains other customary terms and conditions of the parties with respect to the registration of the Shares.

Pursuant to the terms of the Investor Agreement, the Shares are subject to a voting agreement, such that until the earliest to occur of (i) a specified period after July 1, 2015, (ii) the expiration or earlier termination of the Janssen Agreement or (iii) other specified events, and subject to specified conditions and excluding specified extraordinary matters, JJDC will, and will cause its permitted transferees to, vote in accordance with the recommendation of the Company’s Board of Directors, or in the case of a meetings of stockholders, if JJDC or a permitted transferee has delivered written notice to the Company at any time prior to the vote on any given matter (but in any event not less than five business days prior to such vote), setting forth its intent to vote on such matter, vote in the same proportion as the votes cast by all other holders of all classes of voting securities of the Company, and JJDC has granted the Company an irrevocable proxy with respect to the foregoing.

In addition, pursuant to the terms of the Investor Agreement, the Shares are subject to a standstill agreement, such that until the earliest to occur of (i) a specified period after July 1, 2015 or (ii) other specified events, neither JJDC nor any of its affiliates, except as expressly approved in writing by the Company, will, subject to specified conditions, directly or indirectly, acquire shares of the Company’s outstanding common stock, seek to have called any meeting of the stockholders of the Company, solicit proxies or consents in opposition to the recommendation of a majority of the Company’s Board of Director with respect to any matter or undertake other specified actions related to the potential acquisition of additional equity interests in the Company.

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

Overview

We are a biopharmaceutical company seeking to transform innovation into novel treatments that address the needs of patients by discovering and developing small molecule therapeutics for the treatment of infectious diseases and immune system disorders. In May 2015, we entered into an exclusive collaboration and license agreement with Janssen Pharmaceuticals, Inc., or Janssen, and its affiliate, Johnson & Johnson Innovation-JJDC, Inc., or JJDC, which we refer to as the Janssen Agreement. Under the Janssen Agreement, we granted Janssen exclusive worldwide rights to develop and commercialize products that contain one or more our drug candidates for the treatment of chronic hepatitis C virus, or HCV, infection, namely odalasvir, also known as ACH-3102, a second-generation NS5A inhibitor, ACH-3422, an NS5B HCV polymerase inhibitor, and sovaprevir, an NS3/4A HCV protease inhibitor. We are currently focusing our efforts on transferring to Janssen our portfolio of drug candidates for the treatment of chronic HCV. In addition, we are advancing our novel platform for the development of small molecule complement inhibitors.

Upon the completion of the transfer of our portfolio of drug candidates for the treatment of chronic HCV to Janssen, we will focus solely on our complement inhibitor platform, which will initially target complement Factor D, an essential protein of the complement pathway that is a part of the human innate immune system. Our complement inhibitor platform is focused on advancing small molecule compounds that have the potential to be used in the treatment of immune-related diseases where the complement pathway plays a critical role. We anticipate that our complement inhibitors may play a role in addressing needs of patients with paroxysmal nocturnal hemoglobinuria, or PNH, including patients who have suboptimal response to, or who fail to respond to, currently approved treatments for PNH, atypical hemolytic uremic syndrome, or aHUS, myasthenia gravis, and dry age-related macular degeneration, or dry AMD. Our compounds have demonstrated complete suppression of the complement system with a single oral dose of our inhibitors in non-human primates. We plan to make a regulatory submission by the end of 2015 to enable first-in-human clinical development in patients.

We have devoted and are continuing to devote substantially all of our efforts toward product research and development. We have incurred losses of $485.1 million from inception through June 30, 2015 and had an accumulated deficit of $498.9 million at June 30, 2015, which includes preferred stock dividends recognized until our initial public offering in 2006. Our net losses were $48.2 million and $31.7 million for the six months ended June 30, 2015 and 2014, respectively.

We have funded our operations primarily through proceeds from the sale of equity securities. Through June 30, 2015, we have received approximately $707.4 million in aggregate gross proceeds from stock issuances, including convertible preferred stock, our initial public offering, private placements of our common stock and registered offerings of our common stock. In addition, upon the closing of the transactions contemplated by the Janssen Agreement, we entered into a stock purchase agreement with JJDC, which we refer to as the JJDC stock purchase agreement. Pursuant to the JJDC stock purchase agreement, on July 1, 2015, we issued 18,367,346 shares of common stock to JJDC at a price of $12.25 per share for an aggregate purchase price of $225.0 million.

We expect to incur substantial and increasing losses for at least the next several years as we seek to continue preclinical and initiate clinical development of certain complement inhibitors and identify and progress any drug candidates.

We will need substantial additional financing to obtain regulatory approvals, fund operating losses, and if deemed appropriate, establish manufacturing and sales and marketing capabilities, which we will seek to raise through public or private equity or debt financings, collaborative or other arrangements with third parties or through other sources of financing. There can be no assurance that such funds will be available on terms favorable to us, if at all.

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

Collaboration with Janssen Pharmaceuticals, Inc.

In May 2015, we entered into parallel transactions with Janssen and its affiliate, JJDC, consisting of the Janssen Agreement and the JJDC stock purchase agreement. The Janssen Agreement became effective June 29, 2015 upon the early termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or the HSR Act. The JJDC stock purchase agreement became effective on July 1, 2015.

Under the terms of the Janssen Agreement, we are eligible to receive up to an aggregate of $905.0 million in milestone-based payments if licensed products achieve specified development, regulatory and sales milestones. We are also eligible to receive royalties on worldwide annual net sales of licensed products, if any, at tiered royalty rate percentages beginning in the mid-teens and rising to the low-twenties, subject to customary reductions. The royalty term is determined on a licensed-product-by-licensed-product and country-by-country basis and begins on the first commercial sale of a licensed product in a country and ends on the expiration of the last to expire of specified patents or regulatory exclusivity covering such licensed product in such country or, with a customary royalty reduction, 10 years after such first commercial sale if there is no such exclusivity. Janssen will bear the future costs of worldwide development and commercialization of licensed products, subject to specified exceptions relating to our ongoing studies and technology transfer.

The term of the Janssen Agreement will continue, unless earlier terminated, until expiration of the royalty term for licensed products or all payment obligations under the Janssen Agreement. Janssen may terminate the Janssen Agreement upon 60 days’ written notice to us at any time prior to submission of the first application for marketing approval for a licensed product in any of the specified major market countries. Janssen may also terminate the Janssen Agreement under specified circumstances relating to the safety or regulatory approvability of a licensed product. Either we or Janssen may terminate the Janssen Agreement if the other party is in material breach of the agreement and fails to cure such breach within specified cure periods. Either we or Janssen may terminate the Janssen Agreement in the event of specified insolvency events involving the other party. Upon any early termination, rights to the licensed drug candidates will revert to us.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from the sale of any drugs. During the three and six months ended June 30, 2015 we recognized revenue of $711,000 under the Janssen Agreement. We did not recognize any revenue during the three and six months ended June 30, 2014.

Upon the closing of the transactions contemplated by the Janssen Agreement, we entered into the JJDC stock purchase agreement. Pursuant to the JJDC stock purchase agreement, on July 1, 2015, we issued 18,367,346 shares of common stock to JJDC at a price of $12.25 per share, for an aggregate purchase price of $225.0 million. The purchase price of $12.25 per share exceeded the fair value of the common stock on the date of issuance by $66.1 million.

Pursuant to the terms of the Janssen Agreement, we are required to provide technology transfer services related to the chemistry, manufacturing and know-how to Janssen for up to180 days after the effective date of the Janssen Agreement. We determined that the amount received in excess of the fair value of our common stock upon issuance of $66.1 million was attributed to the license and technology services and straight-line attribution of the license and technology services revenues would be used to recognize revenue. As such, revenue of $711,000 was recorded during the period ended June 30, 2015 associated with this transaction.

The development, regulatory and sales milestones represent non-refundable amounts that would be paid by Janssen to us if certain milestones are achieved in the future. These milestones, if achieved, are substantive as they relate solely to past performance and are commensurate with estimated enhancement of value associated with the achievement of each milestone as a result of the our performance. However, there can be no assurance that Janssen will achieve the milestones or that we will receive the related revenue.

Research and Development

Our research and development expenses reflect costs incurred for our proprietary research and development projects which consist primarily of salaries and benefits for our research and development personnel; costs of services by clinical research organizations; other outsourced research; materials used during research and development activities; facility-related costs, such as rent and utilities associated with our laboratory; and clinical development space and operating supplies.

We established our HCV drug candidate pipeline entirely through our internal discovery capabilities. Through these efforts, we identified and developed a portfolio of drug candidates including odalasvir, also known as ACH-3102, ACH-3422 and sovaprevir. Prior to entering into the Janssen Agreement, we were focused on development of the following HCV drug candidates:

•	Odalasvir, (also known as ACH-3102), a NS5A Inhibitor. We completed three phase IIa clinical trials with odalasvir including the -007 trial with sovaprevir, the -005 study, which examined the use of odalasvir with ribavirin alone, and the Proxy Doublet study which examined the use of odalasvir in combination with sofosbuvir, a nucleotide NS5B polymerase inhibitor marketed by Gilead Sciences, Inc., or Gilead, under the brand name Sovaldi®. HCV patients treated for both 8 weeks and 6 weeks with the combination of odalasvir and sofosbuvir achieved 100% SVR24, or sustained viral response 24 weeks after cessation of therapy, demonstrating the differentiation of odalasvir within the NS5A class.

•	ACH-3422, a NS5B Nucleotide Polymerase Inhibitor. ACH-3422 has demonstrated excellent potency and was well-tolerated in a phase Ib proof of concept study in which HCV patients receiving a once-daily 700mg dose of ACH-3422 for fourteen days demonstrated mean maximal viral load reduction of 4.6 log10.

•	Sovaprevir, a NS3 Protease Inhibitor. We have completed a phase II clinical trial that evaluated 12 weeks of treatment consisting of sovaprevir and our NS5A inhibitor, odalasvir, with ribavirin for the treatment of genotype 1 HCV (the -007 trial). In this trial, genotype 1b patients achieved 100% SVR24; however, in genotype 1a patients, the combination regimen results were suboptimal.

Pursuant to the Janssen Agreement, a joint steering committee, or JSC, consisting of three members from each of Janssen and us has been formed. The JSC will provide strategic guidance for the joint HCV program. If the JSC fails to reach a unanimous decision on a matter within its authority, the matter shall be referred to the applicable executive officers of Janssen and us who shall attempt to reach a mutual decision. If the executive officers cannot reach a mutual decision, then Janssen has the deciding vote with regard to such matter.

In addition to our HCV drug development work, we have been researching complement Factor D, an essential protein of the complement pathway that is a part of the human innate immune system. Our compounds in complement Factor D inhibition have demonstrated complete suppression of the complement system with a single oral dose of our inhibitors in non-human primates. We have advanced a subset of compounds through primary and secondary pharmacology studies, synthesis and scale up, and have initiated certain IND-enabling studies. We plan to make a regulatory submission by the end of 2015 to enable first-in-human clinical development in patients.

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

All costs associated with internal research and development, and research and development services for which we have externally contracted, are expensed as incurred. The costs of obtaining patents for our candidates are expensed as incurred as indirect costs. Our research and development expenses for the six months ended June 30, 2015 and 2014 were as follows:

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Direct external costs:
HCV compounds and combination trials	$20,371	$15,074
Complement Factor D	3,137	825
Other	21	57

	23,529	15,956
Direct internal personnel costs	8,932	6,781

Sub-total direct costs	32,461	22,737
Indirect costs and overhead	2,722	2,432
Research and development tax credit	(255)	(150)

Total research and development	$34,928	$25,019

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

Janssen will bear the future costs of worldwide development and commercialization of products under the Janssen Agreement, subject to specified exceptions relating to our ongoing studies and technology transfer. Accordingly, we do not expect to incur significant research and development costs associated with our HCV compounds or combination trials in the future.

We expect research and development expenses associated with the completion of our complement inhibitor program and the development of other preclinical programs that we may initiate to be substantial and to increase over time. There are numerous existing factors associated with the development and commercialization, if any, of our complement inhibitor program, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will evolve and therefore impact the development of our complement inhibitor program and plans over time.

General and Administrative

Our general and administrative expenses consist primarily of salaries and benefits for management and administrative personnel, professional fees for legal, accounting and other services, travel costs and facility-related costs such as rent, utilities and other general office expenses.

Critical Accounting Policies and Estimates

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2014. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a significant impact on our financial results. During the first six months of 2015, there were no significant changes in our estimates and critical accounting policies.

Results of Operations

Results of operations may vary from period to period depending on numerous factors, including the timing of payments received under existing or future arrangements, joint ventures or financings, if any, the progress of our research and development projects, technological advances and determinations as to the commercial potential of proposed products.

Revenues:

During the three and six months ended June 30, 2015 we recognized revenue of $711,000 under the Janssen Agreement. We did not recognize any revenue during the three and six months ended June 30, 2014.

Comparison of Three and Six Months Ended June 30, 2015 and 2014

Research and Development Expenses. Research and development expenses were $19.8 million and $12.2 million for the three months ended June 30, 2015 and 2014, respectively, and $34.9 million and $25.0 million for the six months ended June 30, 2015 and 2014, respectively. The increase for the three and six months ended June 30, 2015 was primarily due to increased manufacturing costs related to ACH-3422 and increased preclinical costs related to our complement inhibitor program. These amounts were partially offset by decreased clinical trial costs related to our odalasvir, also known as ACH-3102, and sofosbuvir combination trial and ACH-2684 clinical and manufacturing costs. Non-cash stock-based compensation costs also increased due to the addition of personnel in our development group. We expect that research and development expenses will decrease slightly during the remainder of the year as we transfer our portfolio of drug candidates for the treatment of chronic HCV to Janssen and continue to advance our complement inhibitors. Research and development expenses for the three and six months ended June 30, 2015 and 2014 are comprised as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	(in thousands)
	2015	2014	Change	% Change	2015	2014	Change	% Change
Personnel costs	$2,991	$2,819	$172	6%	$6,318	$5,537	$781	14%
Stock-based compensation	1,057	645	412	64%	2,623	1,244	1,379	111%
Outsourced research and supplies	13,572	7,002	6,570	94%	22,052	14,641	7,411	51%
Professional and consulting fees	1,519	1,134	385	34%	2,750	2,443	307	13%
Facilities costs	604	532	72	14%	1,186	1,040	146	14%
Travel and other costs	214	127	87	69%	254	264	(10)	(4)%
Research and development tax credit	(185)	(82)	(103)	126%	(255)	(150)	(105)	70%

Total	$19,772	$12,177	$7,595	62%	$34,928	$25,019	9,909	40%

General and Administrative Expenses. General and administrative expenses were $10.1 million and $3.6 million for the three months ended June 30, 2015 and 2014, respectively, and $14.4 million and $7.0 million for the six months ended June 30, 2015 and 2014, respectively. The increase for the three and six months ended June 30, 2015 was primarily due to increased business consulting and corporate legal fees related to the Janssen Agreement, increased corporate fees and taxes, and increased non-cash stock-based compensation costs. We expect a significant decrease in general and administrative expenses for the second half of 2015 as we do not expect to incur significant additional consulting and legal fees related to the Janssen Agreement. General and administrative expenses for the three and six months ended June 30, 2015 and 2014 are comprised as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	(in thousands)
	2015	2014	Change	% Change	2015	2014	Change	% Change
Personnel costs	$1,120	$983	$137	14%	$2,269	$1,960	$309	16%
Stock-based compensation	1,338	996	342	34%	2,688	1,953	735	38%
Professional and consulting fees	6,647	1,075	5,572	518%	7,772	2,028	5,744	283%
Facilities costs	226	222	4	2%	405	392	13	3%
Travel and other costs	796	313	483	154%	1,236	649	587	90%

Total	$10,127	$3,589	$6,538	182%	$14,370	$6,982	$7,388	106%

Other Income (Expense). Interest income was $225,000 and $117,000 for the three months ended June 30, 2015 and 2014, respectively. The $108,000, or 92%, increase was primarily due to increased average cash balances in 2015. Interest expense was $15,000 and $8,000 for the three months ended June 30, 2015 and 2014, respectively. The $7,000, or 88%, increase was primarily due to higher average debt facility balances outstanding in 2015.

Interest income was $377,000 and $275,000 for the six months ended June 30, 2015 and 2014, respectively. The $102,000, or 37% increase was primarily due to increased average cash balances in 2015. Interest expense was $31,000 and $19,000 for the six months ended June 30, 2015 and 2014, respectively. The $12,000, or 63%, increase was primarily due to higher average debt facility balances outstanding in 2015.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through proceeds from the sale of equity securities. Through June 30, 2015, we have received approximately $707.4 million in aggregate gross proceeds from stock issuances, including convertible preferred stock, our initial public offering, private placements of our common stock and registered offerings of our common stock. In addition, pursuant to the JJDC stock purchase agreement, on July 1, 2015, we issued 18,367,346 shares of common stock to JJDC at a price of $12.25 per share and received aggregate gross proceeds of $225.0 million.

As of June 30, 2015, our debt balance due to borrowings was $561,000 with a weighted average interest rate of 6.26%.

We had $260.3 million and $152.9 million in cash, cash equivalents and marketable securities as of June 30, 2015 and December 31, 2014, respectively. We regularly review our investments and monitor the financial markets. As of June 30, 2015, our cash, cash equivalents and marketable securities included high-quality financial instruments, primarily money market funds, government sponsored bond obligations and other corporate debt securities which we believe are subject to limited credit risk.

Cash used in operating activities was $34.2 million for the six months ended June 30, 2015 and was primarily attributable to our $48.2 million net loss, partially offset by $5.3 million in non-cash stock-based compensation, a $5.0 million increase in accounts payable and a $5.6 million increased in accrued expenses. Cash used in operating activities was $27.2 million for the six months ended June 30, 2014 and was primarily attributable to our $31.7 million net loss combined with a $2.6 million decrease in accounts payable, partially offset by $3.2 million in non-cash stock-based compensation and a $2.5 million increase in accrued expenses.

Cash used in investing activities was $119.2 million for the six months ended June 30, 2015 and was primarily attributable to $244.0 million in purchases of marketable securities partially offset by $125.1 million in maturities of marketable securities. Cash provided by investing activities was $25.7 million for the six months ended June 30, 2014 and was primarily attributable to $81.0 million in maturities of marketable securities, partially offset by $55.0 million in purchases of marketable securities.

Cash provided by financing activities was $141.5 million for the six months ended June 30, 2015 and was primarily attributable to $132.6 million in net proceeds from our February 2015 public offering combined with the receipt of $5.6 million in net proceeds from the issuance of stock under an at-the-market sales agreement with Cantor Fitzgerald. Cash provided by financing activities was $1.3 million for the six months ended June 30, 2014 and was primarily attributable to $1.5 million in proceeds from the exercise of stock options, partially offset by repayments of debt.

We expect to incur substantial and increasing losses for at least the next several years as we seek to continue preclinical and initiate clinical development of our complement inhibitor program and identify and progress any potential drug candidates.

We do not expect our existing capital resources to be sufficient to fund the completion of the development of our complement inhibitor program. As a result, we will need to raise additional funds prior to, among other things, being able to further development our complement inhibitor program, market any drug candidates associated with that program, obtain regulatory approvals, fund operating losses, and if deemed appropriate, establish manufacturing and sales and marketing capabilities. We expect to seek to raise such additional financing through a combination of public or private equity or debt financings, collaborations, partnerships or other arrangements with third parties or other sources of financing.

We believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our current projected operating requirements for at least the next 12 months. However, our future capital requirements may change and will depend upon numerous factors, including but not limited to:

•	the costs involved in the preclinical and clinical development of our complement inhibitors;

•	the costs involved in obtaining regulatory approvals for our drug candidates;

•	the scope, prioritization and number of programs we pursue;

•	the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent and other intellectual property claims;

•	the timing and amount of proceeds received from milestones achieved and royalties earned, if any, by us under the Janssen agreement;

•	our ability to raise debt or equity capital, including any changes in the credit or equity markets that may impact our ability to obtain capital in the future;

•	the costs associated with, and the outcome of, lawsuits against us, if any;

•	our acquisition and development of new technologies and drug candidates; and

•	competing technological and market developments currently unknown to us.

We intend to augment our cash balance through financing transactions, including through a combination of public and private equity offerings, debt financings and collaboration, strategic alliance and licensing arrangements. In connection with capital raising activities, we may be required to dilute our existing stockholders substantially. In addition, pursuant to the Janssen Agreement, we are eligible to receive up to an aggregate of $905.0 million in milestone-based payments if licensed products achieve specified development, regulatory and sales milestones. There can be no assurance that we will be able to obtain adequate levels of additional funding or favorable terms, if at all, or that we will achieve the milestone-based payments pursuant to the Janssen Agreement. If we are unable to obtain adequate levels of additional funding or if we do not achieve the milestone-based payments pursuant to the Janssen Agreement, in whole or in part, we may be required to:

•	delay, reduce the scope of or eliminate research and development programs, including our complement inhibitor program;

•	obtain funds through arrangements with collaborators or others on terms that may be unfavorable to us or that may require us to relinquish rights to certain drug candidates that we might otherwise seek to develop or commercialize independently; and/or

•	pursue merger or acquisition strategies.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of June 30, 2015.

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

Interest Rate Risk. Our exposure to market risk is confined to our cash, cash equivalents and marketable securities. We regularly review our investments and monitor the financial markets. We invest in high-quality financial instruments, primarily money market funds, government-sponsored bond obligations and government-backed corporate debt securities, with the effective duration of the portfolio less than 12 months and no security with an effective duration in excess of 24 months, which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. We do not believe that we have any material exposure to interest rate risk or changes in credit ratings arising from our investments.

Capital Market Risk. We currently have no product revenues and depend on funds raised through other sources. One source of funding is through future debt or equity offerings. Our ability to raise funds in this manner depends upon, among other things, capital market forces affecting our stock price.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective, at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a–15(d) and 15d–15(d) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to the Discovery, Development and Commercialization of Our Drug Candidates

Our approach to the discovery and development of drug candidates that target complement Factor D inhibition is unproven, and we do not know whether we will be able to develop any products of commercial value.

In May 2015, we entered into an exclusive collaboration and license agreement with Janssen pursuant to which we granted Janssen exclusive worldwide rights to develop and commercialize products based upon certain of our HCV drug candidates. We do not intend to further the development of these drug candidates internally. Going forward, we will focus solely on our complement inhibitor platform, which will initially target complement Factor D, an essential protein of the complement pathway that is a part of the human innate immune system. Our complement inhibitor platform is focused on advancing small molecule compounds that inhibit Factor D and have the potential to be used in the treatment of immune-related diseases where the complement pathway plays a critical role. We anticipate that our complement inhibitor platform may play a role in addressing needs of patients with paroxysmal nocturnal hemoglobinuria, or PNH, including patients who have suboptimal response to, or who fail to respond to, currently approved treatments for PNH, as well as the needs of patients with atypical hemolytic uremic syndrome, or aHUS, myasthenia gravis, and dry age-related macular degeneration, or dry AMD.

Our approach to the discovery and development of drug candidates that target complement Factor D inhibition is unproven. While complement Factor D is a clinically validated target in certain ophthalmic diseases, it is unproven in demonstrating efficacy in systemic diseases. We are currently only in the preclinical testing stages for our most advanced drug candidates under this program. Any medicines that we develop may not effectively inhibit complement Factor D, and even if they are successful in inhibiting complement Factor D, may not provide a clinical benefit. Even if we are able to develop a product candidate that effectively inhibits complement Factor D in preclinical studies, we may not succeed in demonstrating safety and efficacy of the product candidate in human clinical trials. Our focus on using our proprietary technology to identify drug candidates targeting complement Factor D may not result in the discovery and development of commercially viable medicines to treat human disease.

If we are unable to develop, obtain marketing approval for or successfully commercialize drug candidates, either alone or through a collaboration, or if we experience significant delays in doing so, our business could be materially harmed.

We currently have no products approved for sale and are investing a significant portion of our efforts and financial resources in the development of our complement Factor D inhibitor program. Our prospects are substantially dependent on our ability, or that of any future collaborator, to develop, obtain marketing approval for and successfully commercialize at least one drug candidate in one or more disease indications based upon our complement inhibition platform.

The success of our complement Factor D inhibitor program will depend on several factors, including the following:

•	initiation and successful enrollment and completion of clinical trials;

•	safety, tolerability and efficacy profiles that are satisfactory to the U.S. Food and Drug Administration, or FDA, or any comparable foreign regulatory authority for marketing approval;

•	timely receipt of marketing approvals from applicable regulatory authorities;

•	the performance of our future collaborators, if any;

•	the extent of any required post-marketing approval commitments to applicable regulatory authorities;

•	establishment of supply arrangements with third party raw materials suppliers and manufacturers;

•	establishment of arrangements with third party manufacturers to obtain finished drug products that are appropriately packaged for sale;

•	obtaining and maintaining patent, trade secret protection and regulatory exclusivity, both in the United States and internationally;

•	protection of our rights in our intellectual property portfolio;

•	successful launch of commercial sales following any marketing approval;

•	a continued acceptable safety profile following any marketing approval;

•	commercial acceptance of our products, if and when approved, by patients, the medical community and third party payors; and

•	our ability to compete with other therapies for complement-mediated disease such as those from Alexion Pharmaceuticals, or Alexion, and Alnylam Pharmaceuticals, or Alnylam.

Many of these factors are beyond our control, including clinical development, the regulatory submission process, potential threats to our intellectual property rights and the manufacturing, marketing and sales efforts of any future collaborator. If we are unable to develop, receive marketing approval for and successfully commercialize products based on our complement Factor D inhibitor program on our own or with any future collaborator, or experience delays as a result of any of these factors or otherwise, our business could be substantially harmed.

We have never obtained marketing approval for a drug candidate and we may be unable to obtain, or may be delayed in obtaining, marketing approval for any of our drug candidates.

We have never obtained marketing approval for a drug candidate. It is possible that the FDA may refuse to accept for substantive review any new drug applications, or NDAs, that we submit for our drug candidates or may conclude after review of our data that our application is insufficient to obtain marketing approval of our drug candidates. If the FDA does not accept or approve our NDAs for either of our most advanced drug candidates, it may require that we conduct additional clinical, nonclinical or manufacturing validation studies and submit that data before it will reconsider our applications. Depending on the extent of these or any other FDA-required studies, approval of any NDA or application that we submit may be delayed by several years, or may require us to expend more resources than we have available. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA to approve our NDAs.

Any delay in obtaining, or an inability to obtain, marketing approvals would prevent us from commercializing our drug candidates, generating revenues and achieving and sustaining profitability. If any of these outcomes occur, we may be forced to abandon our development efforts for our drug candidates, which could significantly harm our business.

Results of preclinical studies and early clinical trials may not be predictive of results of future clinical trials.

The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of clinical trials do not necessarily predict success in future clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier development, and we cannot be certain that we will not face similar setbacks. The design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses. Many companies that believed their drug candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for the drug candidates. Even if we, or any current or future collaborators, believe that the results of clinical trials for our drug candidates warrant marketing approval, the FDA or comparable foreign regulatory authorities may disagree and may not grant marketing approval of our drug candidates.

In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same drug candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the dosing regimen and other clinical trial protocols and the rate of dropout among clinical trial participants. If we fail to receive positive results in clinical trials of our drug candidates, the development timeline and regulatory approval and commercialization prospects for our most advanced drug candidates, and, correspondingly, our business and financial prospects would be negatively impacted.

We may expend our resources to pursue a particular drug candidate or indication and fail to capitalize on drug candidates or indications that may be more profitable or for which there is a greater likelihood of success.

We intend to focus on developing drug candidates for specific indications under our complement inhibitor program that we identify as most likely to succeed, in terms of both their potential for marketing approval and commercialization. As a result, we may forego or delay pursuit of opportunities with other drug candidates or for other indications that may prove to have greater commercial potential.

Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and drug candidates for specific indications may not yield any commercially viable drug candidates. If we do not accurately evaluate the commercial potential or target market for a particular drug candidate, we may relinquish valuable rights to that drug candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to the drug candidate.

Clinical drug development involves a lengthy and expensive process with an uncertain outcome.

Clinical testing is expensive, time-consuming and uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. The clinical development of our drug candidates is susceptible to the risk of failure inherent at any stage of drug development, including failure to demonstrate efficacy in a clinical trial or across a broad population of patients, the occurrence of adverse events that are severe or medically or commercially unacceptable, failure to comply with protocols or applicable regulatory requirements and determination by the FDA or any comparable foreign regulatory authority that a drug candidate may not continue development or is not approvable. It is possible that even if one or more of our drug candidates has a beneficial effect, that effect will not be detected during clinical evaluation as a result of one or more of a variety of factors, including the size, duration, design, measurements, conduct or analysis of any clinical trials. Conversely, as a result of the same factors, any clinical trials may indicate an apparent positive effect of a drug candidate that is greater than the actual positive effect, if any. Similarly, in any clinical trials we may fail to detect toxicity of or intolerability caused by our drug candidates, or mistakenly believe that our drug candidates are toxic or not well tolerated when that is not in fact the case.

Our failure to successfully initiate and complete clinical trials of our drug candidates and to demonstrate the efficacy and safety necessary to obtain regulatory approval to market any of our drug candidates would significantly harm our business.

If clinical trials of our drug candidates fail to satisfactorily demonstrate safety and efficacy to the FDA and other regulators, we, or any current or future collaborators, may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of these drug candidates.

We, and any current or future collaborators, are not permitted to commercialize, market, promote or sell any drug candidate in the United States without obtaining marketing approval from the FDA. Foreign regulatory authorities, such as the European Medicines Agency, or the EMA, impose similar requirements. We, and any current or future collaborators, may never receive such approvals. We, and any current or future collaborators, must complete extensive preclinical development and clinical trials to demonstrate the safety and efficacy of our drug candidates in humans before we, or they, will be able to obtain these approvals.

Clinical testing is expensive, difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome. Any inability to successfully complete preclinical and clinical development could result in additional costs to us, or any current or future collaborators, and impair our ability to generate revenues from product sales, regulatory and commercialization milestones and royalties. Moreover, if (1) we, or any current or future collaborators, are required to conduct additional clinical trials or other testing of our drug candidates beyond the trials and testing that we, or they contemplate, (2) we, or any current or future collaborators, are unable to successfully complete clinical trials of our drug candidates or other testing, (3) the results of these trials or tests are unfavorable, uncertain or are only modestly favorable, or (4) there are unacceptable safety concerns associated with our drug candidates, we, or any current or future collaborators, in addition to incurring additional costs, may:

•	be delayed in obtaining marketing approval for our drug candidates;

•	not obtain marketing approval at all;

•	obtain approval for indications or patient populations that are not as broad as intended or desired;

•	obtain approval with labeling that includes significant use or distribution restrictions or significant safety warnings, including boxed warnings;

•	be subject to additional post-marketing testing or other requirements; or

•	be required to remove the product from the market after obtaining marketing approval.

Adverse events or undesirable side effects caused by, or other unexpected properties of, any of our drug candidates may be identified during development that could delay or prevent their marketing approval or limit their use.

Adverse events or undesirable side effects caused by, or other unexpected properties of, our drug candidates could cause us, any current or future collaborators, an institutional review board or regulatory authorities to interrupt, delay or halt clinical trials of one or more of our drug candidates and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities. If any of our drug candidates is associated with adverse events or undesirable side effects or has properties that are unexpected, we, or any current or future collaborators, may need to abandon development or limit development of that drug candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in clinical or earlier stage testing have later been found to cause undesirable or unexpected side effects that prevented further development of the compound.

If we, or any current or future collaborators, experience any of a number of possible unforeseen events in connection with clinical trials of our drug candidates, potential marketing approval or commercialization of our drug candidates could be delayed or prevented.

We, or any current or future collaborators, may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent marketing approval or commercialization of our drug candidates, including:

•	clinical trials of our drug candidates may produce unfavorable or inconclusive results;

•	we, or any current or future collaborators, may decide, or regulators may require us or them, to conduct additional clinical trials or abandon product development programs;

•	the number of patients required for clinical trials of our drug candidates may be larger than we, or any current or future collaborators, anticipate, patient enrollment in these clinical trials may be slower than we, or any current or future collaborators, anticipate or participants may drop out of these clinical trials at a higher rate than we, or any current or future collaborators, anticipate;

•	the cost of planned clinical trials of our drug candidates may be greater than we anticipate;

•	our third party contractors or those of any current or future collaborators, including those manufacturing our drug candidates or components or ingredients thereof or conducting clinical trials on our behalf or on behalf of any current or future collaborators, may fail to comply with regulatory requirements or meet their contractual obligations to us or any current or future collaborators in a timely manner or at all;

•	regulators or institutional review boards may not authorize us, any current or future collaborators or our or their investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•	we, or any current or future collaborators, may have delays in reaching or fail to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;

•	patients that enroll in a clinical trial may misrepresent their eligibility to do so or may otherwise not comply with the clinical trial protocol, resulting in the need to drop the patients from the clinical trial, increase the needed enrollment size for the clinical trial or extend the clinical trial’s duration;

•	we, or any current or future collaborators, may have to delay, suspend or terminate clinical trials of our drug candidates for various reasons, including a finding that the participants are being exposed to unacceptable health risks, undesirable side effects or other unexpected characteristics of the drug candidate;

•	regulators or institutional review boards may require that we, or any current or future collaborators, or our or their investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or their standards of conduct, a finding that the participants are being exposed to unacceptable health risks, undesirable side effects or other unexpected characteristics of the drug candidate or findings of undesirable effects caused by a chemically or mechanistically similar drug or drug candidate;

•	the FDA or comparable foreign regulatory authorities may disagree with our, or any current or future collaborators’, clinical trial designs or our or their interpretation of data from preclinical studies and clinical trials;

•	the FDA or comparable foreign regulatory authorities may fail to approve or subsequently find fault with the manufacturing processes or facilities of third party manufacturers with which we, or any current or future collaborators, enter into agreements for clinical and commercial supplies;

•	the supply or quality of raw materials or manufactured drug candidates or other materials necessary to conduct clinical trials of our drug candidates may be insufficient, inadequate or not available at an acceptable cost, or we may experience interruptions in supply; and

•	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient to obtain marketing approval.

Product development costs for us, or any current or future collaborators, will increase if we, or they, experience delays in testing or pursuing marketing approvals and we, or they, may be required to obtain additional funds to complete clinical trials and prepare for possible commercialization of our drug candidates. We do not know whether any preclinical tests or clinical trials will begin as planned, will need to be restructured, or will be completed on schedule or at all. Significant preclinical or clinical trial delays also could shorten any periods during which we, or any current or future collaborators, may have the exclusive right to commercialize our drug candidates or allow our competitors, or the competitors of any current or future collaborators, to bring products to market before we, or any current or future collaborators, do and impair our ability, or the ability of any current or future collaborators, to successfully commercialize our drug candidates and may harm our business and results of operations. In addition, many of the factors that lead to clinical trial delays may ultimately lead to the denial of marketing approval of any of our drug candidates.

If we, or any current or future collaborators, experience delays or difficulties in the enrollment of patients in clinical trials, our or their receipt of necessary regulatory approvals could be delayed or prevented.

We, or any current or future collaborators, may not be able to initiate or continue clinical trials for any of our drug candidates if we, or they, are unable to locate and enroll a sufficient number of eligible patients to participate in clinical trials. Patient enrollment is a significant factor in the timing of clinical trials, and is affected by many factors, including:

•	the size and nature of the patient population, particularly for rare diseases such as PNH, aHUS, myasthenia gravis, and dry AMD;

•	the severity of the disease under investigation;

•	the proximity of patients to clinical sites;

•	the eligibility criteria for the trial;

•	the design of the clinical trial;

•	efforts to facilitate timely enrollment;

•	competing clinical trials; and

•	clinicians’ and patients’ perceptions as to the potential advantages and risks of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating.

Our inability, or the inability of any current or future collaborators, to enroll a sufficient number of patients for our, or their, clinical trials could result in significant delays or may require us or them to abandon one or more clinical trials altogether. Enrollment delays in our, or their, clinical trials may result in increased development costs for our drug candidates, delay or halt the development of and approval processes for our drug candidates and jeopardize our, or any current or future collaborators’, ability to commence sales of and generate revenues from our drug candidates, which could cause the value of our company to decline and limit our ability to obtain additional financing, if needed.

If any of our drug candidates receives marketing approval and we, or others, later discover that the drug is less effective than previously believed or causes undesirable side effects that were not previously identified, our ability, or that of any current or future collaborators, to market the drug could be compromised.

Clinical trials of our drug candidates are expected to be conducted in carefully defined subsets of patients who have agreed to enter into clinical trials. Consequently, it is possible that our clinical trials, or those of any current or future collaborator, may indicate an apparent positive effect of a drug candidate that is greater than the actual positive effect, if any, or alternatively fail to identify undesirable side effects. If, following approval of a drug candidate, we, or others, discover that the drug is less effective than previously believed or causes undesirable side effects that were not previously identified, any of the following adverse events could occur:

•	regulatory authorities may withdraw their approval of the drug;

•	we, or any current or future collaborators, may be required to recall the drug, change the way the drug is administered or conduct additional clinical trials;

•	additional restrictions may be imposed on the marketing of, or the manufacturing processes for, the particular drug;

•	we may be subject to fines, injunctions or the imposition of civil or criminal penalties;

•	regulatory authorities may require the addition of labeling statements, such as a ‘‘black box’’ warning or a contraindication;

•	we, or any current or future collaborators, may be required to create a Medication Guide outlining the risks of the previously unidentified side effects for distribution to patients;

•	we, or any current or future collaborators, could be sued and held liable for harm caused to patients;

•	the drug may become less competitive; and

•	our reputation may suffer.

Any of these events could have a material and adverse effect on our operations and business and could adversely impact our stock price.

Even if one of our drug candidates receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third party payors and others in the medical community necessary for commercial success and the market opportunity for the drug candidate may be smaller than we estimate.

We have never commercialized a product. Even if one of our drug candidates is approved by the appropriate regulatory authorities for marketing and sale, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third party payors and others in the medical community. For example, physicians are often reluctant to switch their patients from existing therapies even when new and potentially more effective or convenient treatments enter the market. Further, patients often acclimate to the therapy that they are currently taking and do not want to switch unless their physicians recommend switching products or they are required to switch therapies due to lack of reimbursement for existing therapies.

Efforts to educate the medical community and third party payors on the benefits of our drug candidates may require significant resources and may not be successful. If any of our drug candidates is approved but does not achieve an adequate level of market acceptance, we may not generate significant revenues and we may not become profitable. The degree of market acceptance of our drug candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the efficacy and safety of the product;

•	the potential advantages of the product compared to alternative treatments;

•	the prevalence and severity of any side effects;

•	the clinical indications for which the product is approved;

•	whether the product is designated under physician treatment guidelines as a first-line therapy or as a second- or third-line therapy;

•	limitations or warnings, including distribution or use restrictions, contained in the product’s approved labeling;

•	our ability, or the ability of any current or future collaborators, to offer the product for sale at competitive prices;

•	the product’s convenience and ease of administration compared to alternative treatments;

•	the willingness of the target patient population to try, and of physicians to prescribe, the product;

•	the strength of sales, marketing and distribution support;

•	the approval of other new products for the same indications;

•	changes in the standard of care for the targeted indications for the product;

•	the timing of market introduction of our approved products as well as competitive products;

•	availability and amount of reimbursement from government payors, managed care plans and other third party payors;

•	adverse publicity about the product or favorable publicity about competitive products; and

•	potential product liability claims.

If we are unable to establish sales, marketing and distribution capabilities or enter into sales, marketing and distribution arrangements with third parties, we may not be successful in commercializing any drug candidates that we develop if and when those drug candidates are approved.

We do not have a sales, marketing or distribution infrastructure and have no experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for any approved product, we must either develop a sales and marketing organization or outsource these functions to third parties. We plan to use a combination of focused in-house sales and marketing capabilities and third party collaboration, licensing and distribution arrangements to sell any of our products that receive marketing approval.

We generally plan to seek to retain full commercialization rights in the United States for products that we can commercialize with a small specialized sales force in certain rare diseases. The development of sales, marketing and distribution capabilities will require substantial resources, will be time-consuming and could delay any product launch. If the commercial launch of a drug candidate for which we recruit a sales force and establish marketing and distribution capabilities is delayed or does not occur for any reason, we could have prematurely or unnecessarily incurred these commercialization costs. This may be costly, and our investment could be lost if we cannot retain or reposition our sales and marketing personnel. In addition, we may not be able to hire or retain a sales force in the United States that is sufficient in size or has adequate expertise in the medical markets that we plan to target. If we are unable to establish or retain a sales force and marketing and distribution capabilities, our operating results may be adversely affected. If a potential partner has development or commercialization expertise that we believe is particularly relevant to one of our products, then we may seek to collaborate with that potential partner even if we believe we could otherwise develop and commercialize the product independently.

We generally plan to collaborate with third parties for commercialization in the United States of any products that we cannot commercialize with a small sales force and that require a large sales, marketing and product distribution infrastructure. We also plan to commercialize our drug candidates outside the United States through collaboration, licensing and distribution arrangements with third parties. As a result of entering into arrangements with third parties to perform sales, marketing and distribution services, our product revenues or the profitability of these product revenues may be lower, perhaps substantially lower, than if we were to directly market and sell products in those markets. Furthermore, we may be unsuccessful in entering into the necessary arrangements with third parties or may be unable to do so on terms that are favorable to us. In addition, we may have little or no control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively.

If we do not establish sales, marketing and distribution capabilities, either on our own or in collaboration with third parties, we will not be successful in commercializing any of our drug candidates that receive marketing approval.

We face substantial competition from other pharmaceutical and biotechnology companies, and our operating results may suffer if we fail to compete effectively.

The development and commercialization of new drug products is highly competitive. We expect that we, and any future collaborators, if any, will face significant competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide with respect to any of our drug candidates that we, or they, may seek to develop or commercialize in the future. Specifically, there are a number of large pharmaceutical companies that currently market and sell products for HCV or are pursuing the development of drug candidates for HCV including Abbvie Pharmaceuticals, Gilead Sciences, and Merck. In addition, there are also a number of pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of drug candidates for the treatment of the key complement-mediated disease indications. For example, Alexion’s eculizumab (Soliris®) is a marketed therapy for the treatment of PNH and aHUS. Akari Therapeutics, Alexion, Alnylam, Amyndas Pharmaceuticals, Apellis Pharmaceuticals, Bio Cryst Pharmaceuticals, Omeros, and Ra Pharma have therapies in development for other hemotologic diseases. Additionally, Genentech is developing a Factor D treatment for dry AMD. Novartis also has intellectual property rights in the complement area.

Our competitors may succeed in developing, acquiring or licensing technologies and drug products that are more effective, have fewer or more tolerable side effects or are less costly than any drug candidates that we are currently developing or that we may develop, which could render our drug candidates obsolete and noncompetitive.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we, or any current or future collaborators, may develop. Our competitors also may obtain FDA or other marketing approval for their products before we, or any current or future collaborators, are able to obtain approval for ours, which could result in our competitors establishing a strong market position before we, or any current or future collaborators, are able to enter the market.

Many of our existing and potential future competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining marketing approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

If the FDA or comparable foreign regulatory authorities approve generic versions of any of our products that receive marketing approval, or such authorities do not grant our products appropriate periods of data exclusivity before approving generic versions of our products, the sales of our products could be adversely affected.

Once an NDA is approved, the product covered thereby becomes a ‘‘reference-listed drug’’ in the FDA’s publication, ‘‘Approved Drug Products with Therapeutic Equivalence Evaluations.’’ Manufacturers may seek approval of generic versions of reference-listed drugs through submission of abbreviated new drug applications, or ANDAs, in the United States. In support of an ANDA, a generic manufacturer need not conduct clinical studies. Rather, the applicant generally must show that its product has the same active ingredient(s), dosage form, strength, route of administration and conditions of use or labeling as the reference-listed drug and that the generic version is bioequivalent to the reference-listed drug, meaning it is absorbed in the body at the same rate and to the same extent. Generic products may be significantly less costly to bring to market than the reference-listed drug and companies that produce generic products are generally able to offer them at lower prices. Thus, following the introduction of a generic drug, a significant percentage of the sales of any branded product or reference-listed drug may be typically lost to the generic product.

The FDA may not approve an ANDA for a generic product until any applicable period of non-patent exclusivity for the reference-listed drug has expired. The Federal Food, Drug, and Cosmetic Act, or FDCA, provides a period of five years of non-patent exclusivity for a new drug containing a new chemical entity, or NCE. Specifically, in cases where such exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification that a patent covering the reference-listed drug is either invalid or will not be infringed by the generic product, in which case the applicant may submit its application four years following approval of the reference-listed drug. It is unclear whether the FDA will treat the active ingredients in our drug candidates as NCEs and, therefore, afford them five years of NCE data exclusivity if they are approved. If any product we develop does not receive five years of NCE exclusivity, the FDA may approve generic versions of such product three years after its date of approval. Manufacturers may seek to launch these generic products following the expiration of the applicable marketing exclusivity period, even if we still have patent protection for our product.

Competition that our products may face from generic versions of our products could materially and adversely impact our future revenue, profitability and cash flows and substantially limit our ability to obtain a return on the investments we have made in those drug candidates.

Even if we, or any current or future collaborators, are able to commercialize any drug candidate that we, or they, develop, the product may become subject to unfavorable pricing regulations, third party payor reimbursement practices or healthcare reform initiatives that could harm our business.

The commercial success of our drug candidates will depend substantially, both domestically and abroad, on the extent to which the costs of our drug candidates will be paid by third party payors, including government health administration authorities and private health coverage insurers. If coverage and reimbursement is not available, or reimbursement is available only to limited levels, we, or any current or future collaborators, may not be able to successfully commercialize our drug candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us, or any current or future collaborators, to establish or maintain pricing sufficient to realize a sufficient return on our or their investments. In the United States, no uniform policy of coverage and reimbursement for products exists among third party payors and coverage and reimbursement for products can differ significantly from payor to payor.

There is significant uncertainty related to third party payor coverage and reimbursement of newly approved drugs. Marketing approvals, pricing and reimbursement for new drug products vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we, or any current or future collaborators, might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay commercial launch of the product, possibly for lengthy time periods, which may negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability or the ability of any current or future collaborators to recoup our or their investment in one or more drug candidates, even if our drug candidates obtain marketing approval.

Patients who are provided medical treatment for their conditions generally rely on third party payors to reimburse all or part of the costs associated with their treatment. Therefore, our ability, and the ability of any current or future collaborators, to commercialize any of our drug candidates will depend in part on the extent to which coverage and reimbursement for these products and related treatments will be available from third party payors. Third party payors decide which medications they will cover and establish reimbursement levels. The healthcare industry is acutely focused on cost containment, both in the United States and elsewhere. Government authorities and other third party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications, which could affect our ability or that of any current or future collaborators to sell our drug candidates profitably. These payors may not view our products, if any, as cost-effective, and coverage and reimbursement may not be available to our customers, or those of any current or future collaborators, or may not be sufficient to allow our products, if any, to be marketed on a competitive basis. Cost-control initiatives could cause us, or any current or future collaborators, to decrease the price we, or they, might establish for products, which could result in lower than anticipated product revenues. If the prices for our products, if any, decrease or if governmental and other third party payors do not provide coverage or adequate reimbursement, our prospects for revenue and profitability will suffer.

There may also be delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the indications for which the drug is approved by the FDA or comparable foreign regulatory authorities. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Reimbursement rates may vary, by way of example, according to the use of the drug and the clinical setting in which it is used. Reimbursement rates may also be based on reimbursement levels already set for lower cost drugs or may be incorporated into existing payments for other services.

In addition, increasingly, third party payors are requiring higher levels of evidence of the benefits and clinical outcomes of new technologies and are challenging the prices charged. We cannot be sure that coverage will be available for any drug candidate that we, or any current or future collaborator, commercialize and, if available, that the reimbursement rates will be adequate. Further, the net reimbursement for drug products may be subject to additional reductions if there are changes to laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. An inability to promptly obtain coverage and adequate payment rates from both government-funded and private payors for any of our drug candidates for which we, or any current or future collaborator, obtain marketing approval could significantly harm our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

Product liability lawsuits against us could divert our resources, cause us to incur substantial liabilities and limit commercialization of any products that we may develop.

We face an inherent risk of product liability claims as a result of the clinical testing of our drug candidates despite obtaining appropriate informed consents from any clinical trial participants. We will face an even greater risk if we or any current or future collaborators commercially sell any product that we may or they may develop. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our drug candidates. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for our drug candidates or products that we may develop;

•	injury to our reputation and significant negative media attention;

•	withdrawal of clinical trial participants;

•	significant costs to defend resulting litigation;

•	substantial monetary awards to trial participants or patients;

•	loss of revenue;

•	reduced resources of our management to pursue our business strategy; and

•	the inability to commercialize any products that we may develop.

Although we maintain general liability insurance and clinical trial liability insurance, this insurance may not fully cover potential liabilities that we may incur. The cost of any product liability litigation or other proceeding, even if resolved in our favor, could be substantial. We will need to increase our insurance coverage if and when we begin selling any drug candidate that receives marketing approval. In addition, insurance coverage is becoming increasingly expensive. If we are unable to obtain or maintain sufficient insurance coverage at an acceptable cost or to otherwise protect against potential product liability claims, it could prevent or inhibit the development and commercial production and sale of our drug candidates, which could adversely affect our business, financial condition, results of operations and prospects.

Our business and operations would suffer in the event of system failures or security breaches.

Despite the implementation of security measures, our internal computer systems are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Any system failure, accident or security breach that causes interruptions in our operations could result in a material disruption of our product development programs. For example, the loss of clinical trial data from completed clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we may incur liabilities and the further development of our drug candidates may be delayed.

Risks Related to our Financial Position and Need for Additional Capital

We have incurred significant losses since inception, expect to incur significant and increasing losses for at least the next several years, and we may never achieve or maintain profitability.

We have incurred significant annual net operating losses since our inception. We expect to continue to incur significant and increasing net operating losses for at least the next several years. Our net losses were $69.0 million and $58.9 million for the years ended December 31, 2013 and 2014, respectively, and $48.2 million for the six months ended June 30, 2015. As of June 30, 2015, we had an accumulated deficit of $498.9 million. We have not generated any revenues from product sales, have not completed the development of any drug candidate and may never have a drug candidate approved for commercialization. In May 2015, we entered into an exclusive collaboration and license agreement with Janssen pursuant to which we granted Janssen exclusive worldwide rights to develop and commercialize products based upon our portfolio of HCV drug candidates. We do not intend to further the development of our HCV drug candidates internally. Going forward, we will focus solely on our complement inhibitor platform, which will initially focus on complement Factor D. We have not initiated clinical development of any drug candidates under our complement Factor D program and expect that it will be many years, if ever, before we have a drug candidate ready for commercialization.

We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical development programs. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ (deficit) equity and working capital.

We anticipate that our expenses will increase substantially if and as we:

•	continue research and initiate preclinical and clinical development efforts for our drug candidates;

•	seek regulatory and marketing approvals for our drug candidates that successfully complete clinical trials, if any;

•	establish sales, marketing, distribution and other commercial infrastructure to commercialize various products for which we may obtain marketing approval, if any;

•	contract for the manufacture of larger quantities of drug candidates for clinical development and potentially commercialization;

•	maintain, expand and protect our intellectual property portfolio; and

•	hire and retain additional personnel, such as clinical, quality control and scientific personnel.

Our ability to become and remain profitable depends on our ability to generate revenue. We do not expect to generate significant revenue unless and until we are, or any current or future collaborator is, able to obtain marketing approval for, and successfully commercialize, products based on our programs. This will require success in a range of challenging activities, including completing clinical trials of our drug candidates, obtaining marketing approval for these drug candidates, manufacturing, marketing and selling those products for which we, or any of our current or current or future collaborators, may obtain marketing approval, satisfying any post-marketing requirements and obtaining reimbursement for our products from private insurance or government payors. Because of the uncertainties and risks associated with these activities, we are unable to accurately predict the timing and amount of increased expenses, and if or when we might achieve profitability. We and any current or future collaborators may never succeed in these activities and, even if we do, or any current or future collaborators do, we may never generate revenues that are large enough for us to achieve profitability. We are currently in the preclinical testing stages for our most advanced drug candidates under our complement Factor D inhibitor program. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our pipeline of drug candidates or continue our operations. A decline in the value of our company could cause you to lose all or part of your investment.

We may need additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We expect our expenses to increase in connection with our ongoing activities, particularly as we initiate clinical trials of, initiate new research and preclinical development efforts for and seek marketing approval for, our drug candidates. In addition, if we obtain marketing approval for any of our drug candidates, we may incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of a current or future collaborator. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

We will be required to expend significant funds in order to advance the development of our complement Factor D inhibitor program. In addition, while we may seek one or more collaborators for future development of our drug candidates, we may not be able to enter into a collaboration for any of our drug candidates on suitable terms or at all. In any event, our existing cash and cash equivalents will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development of any of our drug candidates. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. We do not have any committed external source of funds. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

We believe that our existing cash and cash equivalents as of June 30, 2015, will enable us to fund our operating expenses, debt service and capital expenditure requirements through at least the next 12 months. Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•	the scope, progress, results and costs of drug discovery, preclinical development, laboratory testing and clinical trials for our drug candidates;

•	our ability to enter into and the terms and timing of any collaborations, licensing or other arrangements that we may establish;

•	the number of future drug candidates that we pursue and their development requirements;

•	the outcome, timing and costs of seeking regulatory approvals;

•	the costs of commercialization activities for any of our drug candidates that receive marketing approval to the extent such costs are not the responsibility of any current or future collaborators, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;

•	subject to receipt of marketing approval, revenue, if any, received from commercial sales of our drug candidates;

•	our headcount growth and associated costs as we expand our research and development and establish a commercial infrastructure; and

•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or drug candidates.

We expect that we will need significant additional capital in the future to continue our planned operations. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, your ownership interest may be materially diluted, and the terms of these securities could include liquidation or other preferences and anti-dilution protections that could adversely affect your rights as a common stockholder. In addition, debt financing, if available, would result in fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, creating liens, redeeming stock or declaring dividends, that could adversely impact our ability to conduct our business. In addition, securing financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our drug candidates.

If we raise additional funds through collaborations or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or drug candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves.

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

Risks Related to Our Dependence on Third Parties

We depend on our collaboration with Janssen and may depend on collaborations with additional third parties for the development and commercialization of our drug candidates. If those collaborations are not successful, we may not be able to capitalize on the market potential of these drug candidates.

In May 2015, we entered into an exclusive collaboration and license agreement with Janssen. Under the Janssen Agreement, we granted Janssen exclusive worldwide rights to develop and commercialize products based on certain of our HCV drug candidates. We may in the future seek other third-party collaborators for the development and commercialization of product candidates based on our complement inhibitor program. Our likely collaborators for any collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. If we enter into such collaborations, we will have limited control over the amount and timing of resources that our collaborators will dedicate to the development or commercialization of our drug candidates. Our ability to generate revenues from the collaboration and license agreement with Janssen or any future arrangements will depend on the collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. In addition, any collaborators may have the right to abandon research or development projects and terminate applicable agreements, including any funding obligations, prior to or upon the expiration of the agreed upon terms.

Collaborations involving our drug candidates, including our collaboration with Janssen, pose a number of risks, including the following:

•	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations. For example, under our collaboration with Janssen, development plans and strategies for all licensed products will be conducted in accordance with a plan and budget approved by a joint committee comprised of equal numbers of representatives from each of us and Janssen, as to which Janssen generally has final decision-making authority, and, subject to specified diligence requirements, Janssen has full discretion over commercialization plans and strategies for all licensed products;

•	collaborators may not perform their obligations as expected;

•	collaborators may not pursue development and commercialization of our drug candidates or may elect not to continue or renew development or commercialization programs, based on clinical trial results, changes in the collaborators’ strategic focus or available funding or external factors, such as an acquisition, that divert resources or create competing priorities;

•	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a drug candidate, repeat or conduct new clinical trials or require a new formulation of a drug candidate for clinical testing;

•	a collaborator with marketing and distribution rights to one or more products may not commit sufficient resources to the marketing and distribution of such product or products;

•	disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or termination of the research, development or commercialization of drug candidates, might lead to additional responsibilities for us with respect to drug candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;

•	collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation. For example, under specified circumstances Janssen has the first right to maintain or defend certain of our intellectual property rights under our collaboration agreement and, although we may have the right to assume the maintenance or defense of such intellectual property rights if Janssen does not, our ability to do so may be compromised by Janssen’s actions;

•	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;

•	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable drug candidates. For example, Janssen can terminate its agreement with us in its entirety upon sixty days’ notice at any time prior to submission of the first application for marketing approval for a licensed product in any specified major market country, and can terminate the entire agreement with us in connection with any undisputed material breach of the agreement by us that remains uncured for a specified period of time; and

•	collaboration agreements may not lead to development or commercialization of drug candidates in the most efficient manner or at all. If any current or future collaborator of ours is involved in a business combination, it could decide to delay, diminish or terminate the development or commercialization of any drug candidate licensed to it by us.

We may seek to establish additional collaborations and, if we are not able to establish them on commercially reasonable terms, we may have to alter our development and commercialization plans.

Our drug development programs and the potential commercialization of our drug candidates will require substantial additional cash to fund expenses. For some of our drug candidates, we may decide to collaborate with additional pharmaceutical and biotechnology companies for the development and potential commercialization of those drug candidates.

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the potential differentiation of our drug candidate from competing drug candidates, design or results of clinical trials, the likelihood of approval by the FDA or comparable foreign regulatory authorities and the regulatory pathway for any such approval, the potential market for the drug candidate, the costs and complexities of manufacturing and delivering the product to patients and the potential of competing products. The collaborator may also consider alternative drug candidates or technologies for similar indications that may be available for collaboration and whether such a collaboration could be more attractive than the one with us for our drug candidate.

Collaborations are complex and time-consuming to negotiate and document. Further, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators. In addition, any collaboration agreements that we enter into in the future may contain, restrictions on our ability to enter into potential collaborations or to otherwise develop specified compounds.

We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of the drug candidate for which we are seeking to collaborate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our drug candidates or bring them to market and generate product revenue.

We intend to rely on third parties to conduct any clinical trials. If they do not perform satisfactorily, our business could be materially harmed.

We intend to rely on third parties, such as contract research organizations, clinical data management organizations, medical institutions and clinical investigators, to conduct clinical trials and expect to rely on these third parties to conduct clinical trials of any drug candidate that we develop. Any of these third parties may terminate their engagements with us under certain circumstances. We may not be able to enter into alternative arrangements or do so on commercially reasonable terms. In addition, there is a natural transition period when a new contract research organization begins work. As a result, delays would likely occur, which could materially impact our ability to meet our expected clinical development timelines and harm our business, financial condition and prospects.

Further, our reliance on these third parties for clinical development activities limits our control over these activities, but we remain responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards. For example, notwithstanding the obligations of a contract research organization for a trial of one of our drug candidates, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with standards, commonly referred to as current Good Clinical Practices, or cGCPs, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. The FDA enforces these cGCPs through periodic inspections of trial sponsors, principal investigators, clinical trial sites and institutional review boards. If we or our third- party contractors fail to comply with applicable cGCPs, the clinical data generated in any clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving our drug candidates, which would delay the marketing approval process. We cannot be certain that, upon inspection, the FDA will determine that any of our clinical trials comply with cGCPs. We are also required to register clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

Furthermore, the third parties that we intend to engage to conduct clinical trials on our behalf are not our employees, and except for remedies available to us under agreements with such contractors, we cannot control whether or not they devote sufficient time, skill and resources to our development programs. These contractors may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities, which could impede their ability to devote appropriate time to our clinical programs. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct any clinical trials in accordance with regulatory requirements or our stated protocols, we may not be able to obtain, or may be delayed in obtaining, marketing approvals for our drug candidates. If that occurs, we will not be able to, or may be delayed in our efforts to, successfully commercialize our drug candidates. In such an event, our financial results and the commercial prospects for any drug candidates that we seek to develop could be harmed, our costs could increase and our ability to generate revenues could be delayed, impaired or foreclosed.

We also intend to rely on other third parties to store and distribute drug supplies for any clinical trials. Any performance failure on the part of our distributors could delay clinical development or marketing approval of our drug candidates or commercialization of any resulting products, producing additional losses and depriving us of potential product revenue.

We intend to contract with third parties for the manufacture and distribution of any drug candidates for clinical trials in connection with our future development and commercialization efforts. This reliance on third parties increases the risk that we will not have sufficient quantities of our drug candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We currently have no manufacturing facilities and limited personnel with manufacturing experience. We intend to rely on contract manufacturers to produce both drug substance and drug product required for any clinical trials. We also intend to rely upon contract manufacturers, and, potentially collaboration partners, to manufacture commercial quantities of our products, if approved. Reliance on such third party contractors entails risks, including:

•	manufacturing delays if our third party contractors give greater priority to the supply of other products over our drug candidates or otherwise do not satisfactorily perform according to the terms of the agreements between us and them;

•	the possible termination or nonrenewal of agreements by our third party contractors at a time that is costly or inconvenient for us;

•	the possible breach by the third party contractors of our agreements with them;

•	the failure of third party contractors to comply with applicable regulatory requirements;

•	the possible mislabeling of clinical supplies, potentially resulting in the wrong dose amounts being supplied or active drug or placebo not being properly identified;

•	the possibility of clinical supplies not being delivered to clinical sites on time, leading to clinical trial interruptions, or of drug supplies not being distributed to commercial vendors in a timely manner, resulting in lost sales; and

•	the possible misappropriation of our proprietary information, including our trade secrets and know-how.

We currently rely, and expect to continue to rely, on a small number of third party contract manufacturers to supply active pharmaceutical ingredient and required finished product for our preclinical studies and any clinical trials. We do not have long-term agreements with any of these third parties. If any of our existing manufacturers should become unavailable to us for any reason, we may incur some delay in identifying or qualifying replacements.

Any manufacturing problem or the loss of a contract manufacturer could be disruptive to our operations, delay any clinical trials and, if our products are approved for sale, result in lost sales. Additionally, we intend to rely on third parties to supply the raw materials needed to manufacture any drug candidates. Any reliance on suppliers may involve several risks, including a potential inability to obtain critical materials and reduced control over production costs, delivery schedules, reliability and quality. Any unanticipated disruption to future contract manufacture caused by problems at suppliers could delay shipment of our drug candidates, increase our cost of goods sold and result in lost sales.

If any of our future drug candidates are approved by any regulatory agency, we plan to enter into agreements with third party contract manufacturers for the commercial production and distribution of those products. It may be difficult for us to reach agreement with a contract manufacturer on satisfactory terms or in a timely manner. In addition, we may face competition for access to manufacturing facilities as there are a limited number of contract manufacturers operating under current good manufacturing practices, or cGMPs, that are capable of manufacturing our drug candidates. Consequently, we may not be able to reach agreement with third party manufacturers on satisfactory terms, which could delay our commercialization efforts.

Third party manufacturers are required to comply with cGMPs and similar regulatory requirements outside the United States. Facilities used by our third party manufacturers must be approved by the FDA after we submit an NDA and before potential approval of the drug candidate. Similar regulations apply to manufacturers of our drug candidates for use or sale in foreign countries. We do not control the manufacturing process and are completely dependent on our third party manufacturers for compliance with the applicable regulatory requirements for the manufacture of our drug candidates. If our manufacturers cannot successfully manufacture material that conforms to our specifications or the strict regulatory requirements of the FDA and any applicable foreign regulatory authority, they will not be able to secure the applicable approval for their manufacturing facilities. If these facilities are not approved for commercial manufacture, we may need to find alternative manufacturing facilities, which could result in delays in obtaining approval for the applicable drug candidate.

In addition, our manufacturers are subject to ongoing periodic inspections by the FDA and corresponding state and foreign agencies for compliance with cGMPs and similar regulatory requirements both prior to and following the receipt of marketing approval for any of our drug candidates. Some of these inspections may be unannounced. Failure by any of our manufacturers to comply with applicable cGMPs or other regulatory requirements could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspensions or withdrawals of approvals, operating restrictions, interruptions in supply and criminal prosecutions, any of which could significantly and adversely affect supplies of our drug candidates and have a material adverse impact on our business, financial condition and results of operations.

Our current and anticipated future dependence upon others for the manufacture of our drug candidates may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis.

Risks Related to Our Intellectual Property

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

Patent applications in the United States are maintained in confidence for up to 18 months after their filing. In some cases, however, patent applications remain confidential in the U.S. Patent and Trademark Office, which we refer to as the U.S. Patent Office, for the entire time prior to issuance as a U.S. patent. Similarly, publication of discoveries in the scientific or patent literature often lags behind actual discoveries. Consequently, we cannot be certain that we or our licensors or co-owners were the first to invent, or the first to file patent applications on, our drug candidates or their intended uses. Furthermore, we may not have identified all U.S. and foreign patents or published applications that affect our business either by blocking our ability to commercialize our drugs or by covering similar technologies that affect our drug market or patentability, or all prior art that could be considered relevant to our patent claims.

The claims of the issued patents that are licensed to us, and the claims of any patents which have already issued or may issue in the future and are owned by us, may not confer on us significant commercial protection against competing products. Additionally, our patents may be challenged by third parties, resulting in the patent being deemed invalid, unenforceable or narrowed in scope, or the third party may circumvent any such issued patents. The cost of these procedures could be substantial and it is possible that our efforts would be unsuccessful resulting in a loss of our U.S. patent position. Also, our pending patent applications may not issue, and we may not receive any additional patents. Our patents might not contain claims that are sufficiently broad to prevent others from utilizing our technologies. For instance, the issued patents relating to our drug candidates may be limited to a particular molecule or a related group of molecules. Consequently, our competitors may independently develop competing products that do not infringe our patents or other intellectual property. To the extent a competitor can develop similar products using a different molecule, our patents may not prevent others from directly competing with us.

The Leahy-Smith America Invents Act, or the America Invents Act, was signed into law in September 2011, and many of the substantive changes became effective in March 2013. The America Invents Act revised United States patent law in part by changing the standard for patent approval from a “first to invent” standard to a “first to file” standard and developing a post-grant review system. This legislation changes United States patent law in a way that may weaken our ability to obtain patent protection in the United States for those applications filed after March 2013. For example, if we are the first to invent a new drug or its use, but another party is the first to file a patent application on this invention, under the new law the other party may be entitled to the patent rights on the invention.

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

The laws of some foreign jurisdictions do not protect intellectual property rights to the same extent as in the United States and many companies have encountered significant difficulties in protecting and defending such rights in foreign jurisdictions. If we encounter such difficulties in protecting or are otherwise precluded from effectively protecting our intellectual property rights in foreign jurisdictions, our business prospects could be substantially harmed. For example, we could become a party to foreign opposition proceedings, such as at the European Patent Office, or patent litigation and other proceedings in a foreign court. If so, uncertainties resulting from the initiation and continuation of such proceedings could have a material adverse effect on our ability to compete in the market place. The cost of foreign adversarial proceedings can also be substantial, and in many foreign jurisdictions, the losing party must pay the attorney fees of the winning party.

Because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any of our drug candidates can be commercialized, any related patent may expire or remain in force for only a short period following commercialization of our drug candidates, thereby reducing any advantages of the patent. To the extent our drug candidates based on that technology are not commercialized significantly ahead of the date of any applicable patent, or to the extent we have no other patent protection on such drug candidates, those drug candidates would not be protected by patents, and we would then rely solely on other forms of exclusivity, such as regulatory exclusivity provided by the FDCA or trade secret protection.

As a result of our collaboration with Janssen, Janssen has received certain rights in our HCV patents which affect how our patents are prosecuted and litigated, and any lack of validity or enforceability of our patents licensed to Janssen, or third party competition, can affect our royalty income.

Under the Janssen Agreement, we have granted Janssen an exclusive, worldwide license to all of our intellectual property pertaining to odalasvir, sovaprevir and ACH-3422. Janssen will pay us royalties on a country by country basis during the later of (i) the term during which we have a valid claim covering the product or where the market is protected by regulatory data exclusivity or (ii) ten years from first commercialization. If neither of these conditions exist in a country, our royalties will be reduced. Even if one of these conditions do exist, however, if there is generic competition in a country, Janssen can reduce our royalties in that country until the generic sales are abated.

A patent working group which reports to the Joint Steering Committee has been established to coordinate all prosecution and litigation activities under the Agreement. Pursuant to the terms, we will continue to prosecute the HCV patents owned by us, at Janssen’s expense, and Janssen has primary responsibility for patent prosecution of all jointly created patent rights under the Development Program.

Janssen has the initial right to bring and control any enforcement actions under our and jointly owned patent rights, and thus we do not have the primary right to enforce our HCV patents. If Janssen declines to enforce a patent, then we have the right to do so at our expense. If Janssen or we do not elect to enforce a patent, our commercial market, and thus our income, can be negatively affected by third party competition. If the Agreement is terminated, Janssen and Achillion shall each have the right to use joint patent rights without the consent of the other.

If we infringe or are alleged to infringe intellectual property rights of third parties, our business could be harmed.

Our research, development or commercialization activities, including any drug candidates or products resulting from these activities, may infringe or be claimed to infringe patents or other proprietary rights owned by third parties and to which we do not hold licenses or other rights. We may not be aware of third party patents that a third party might assets against us. For example, there may be third party applications that have been filed but not published that, if issued, could be asserted against us. If a patent infringement suit were brought against us, we could be forced to stop or delay research, development, manufacturing or sales of the drug or drug candidate that is the subject of the suit. Further, if we are found to have infringed a third-party patent, we could be obligated to pay royalties and/or other payments to the third party for the sale of our product, which may be substantial, or we could be enjoined from selling our product. We could also incur substantial litigation costs.

As the commercializing entity of our HCV candidates odalasvir, sovaprevir and ACH-3422, Janssen will be primarily responsible for handling any issues pertaining to asserted infringement by third parties of their patents through the development, offer for sale, sale, importation or exportation of these products in the U.S. and other countries. Under our Agreement, Janssen can offset part of the cost of any licenses with third parties required for commercialization against our royalties.

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

We may not be able to enforce our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on our drug candidates in all countries throughout the world would be prohibitively expensive. The requirements for patentability may differ in certain countries, particularly in developing countries. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we may obtain patent protection, but where patent enforcement is not as strong as that in the United States. These products may compete with our products in jurisdictions where we do not have any issued or licensed patents and any future patent claims or other intellectual property rights may not be effective or sufficient to prevent them from so competing.

Moreover, our ability to protect and enforce our intellectual property rights may be adversely affected by unforeseen changes in foreign intellectual property laws. Additionally, laws of some countries outside of the United States and Europe do not afford intellectual property protection to the same extent as the laws of the United States and Europe. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. The legal systems of some countries, including India, China and other developing countries, do not favor the enforcement of patents and other intellectual property rights. This could make it difficult for us to stop the infringement of our patents or the misappropriation of our other intellectual property rights. For example, many foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. Consequently, we may not be able to prevent third parties from practicing our inventions in certain countries outside the United States and Europe. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, if our ability to enforce our patents to stop infringing activities is inadequate. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Proceedings to enforce our patent rights in foreign jurisdictions, whether or not successful, could result in substantial costs and divert our efforts and resources from other aspects of our business. Furthermore, while we intend to protect our intellectual property rights in major markets for our products, we cannot ensure that we will be able to initiate or maintain similar efforts in all jurisdictions in which we may wish to market our products. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate.

We rely on our ability to stop others from competing by enforcing our patents, however some jurisdictions may require us to grant licenses to third parties. Such compulsory licenses could be extended to include some of our drug candidates, which may limit our potential revenue opportunities.

Many foreign countries, including certain countries in Asia, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, most countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may be limited to monetary relief and may be unable to enjoin infringement, which could materially diminish the value of the patent. Compulsory licensing of life-saving products is also becoming increasingly popular in developing countries, either through direct legislation or international initiatives. Such compulsory licenses could be extended to include some of our drug candidates, which may limit our potential revenue opportunities.

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

Risks Related to Employee Matters and Managing Growth

If we are not able to attract and retain key management, scientific personnel and advisors, we may not successfully develop our drug candidates or achieve our other business objectives.

We depend upon our senior management and scientific staff for our business success. All of our employment agreements with our senior management employees are terminable without notice by the employee. The loss of the service of any of the key members of our senior management may significantly delay or prevent the achievement of drug development and other business objectives. Our ability to attract and retain qualified personnel, consultants and advisors is critical to our success. We face intense competition for qualified individuals, particularly those experienced in discovering and developing complement inhibitor drug candidates, from numerous pharmaceutical and biotechnology companies, universities, governmental entities and other research institutions. We may be unable to attract and retain these individuals, and our failure to do so would adversely affect our business.

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

We expect to grow our organization, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

Over time, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug manufacturing, regulatory affairs and sales, marketing and distribution. To manage these growth activities, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Our management may need to devote a disproportionate amount of its attention to managing these growth activities. We may not be able to effectively manage the expansion of our operations or identify, recruit and train additional qualified personnel. Our inability to manage the expansion of our operations effectively may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could also require significant capital expenditures and may divert financial resources from other projects, such as the development of additional drug candidates. If we are unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate revenues could be reduced and we may not be able to implement our business strategy, including the successful commercialization of our drug candidates.

Risks Related to Regulatory Approval and Marketing of Our Drug Candidates and Other Legal Compliance Matters

Even if we complete the necessary preclinical and clinical studies, the marketing approval process is expensive, time consuming and uncertain and may prevent us or any current or future collaborators from obtaining approvals for the commercialization of some or all of our drug candidates. As a result, we cannot predict when or if, and in which territories, we, or any current or future collaborators, will obtain marketing approval to commercialize a drug candidate.

The research, testing, manufacturing, labeling, approval, selling, marketing, promotion and distribution of drug products are subject to extensive regulation by the FDA and comparable foreign regulatory authorities. We, and any current or future collaborators, are not permitted to market our drug candidates in the United States or in other countries until we, or they, receive approval of an NDA from the FDA or marketing approval from applicable regulatory authorities outside the United States. Our drug candidates are in various stages of development and are subject to the risks of failure inherent in drug development. We have not submitted an application for or received marketing approval for any of our drug candidates in the United States or in any other jurisdiction. We have limited experience in conducting and managing the clinical trials necessary to obtain marketing approvals, including FDA approval of an NDA.

The process of obtaining marketing approvals, both in the United States and abroad, is lengthy, expensive and uncertain. It may take many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the drug candidates involved. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the drug candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. The FDA or other regulatory authorities may determine that our drug candidates are not safe and effective, only moderately effective or have undesirable or unintended side effects, toxicities or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

In addition, changes in marketing approval policies during the development period, changes in or the enactment or promulgation of additional statutes, regulations or guidance or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a drug candidate. Any marketing approval we, or any current or future collaborators, ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

Any delay in obtaining or failure to obtain required approvals could materially adversely affect our ability or that of any current or future collaborators to generate revenue from the particular drug candidate, which likely would result in significant harm to our financial position and adversely impact our stock price.

Failure to obtain marketing approval in foreign jurisdictions would prevent our drug candidates from being marketed abroad. Any approval we are granted for our drug candidates in the United States would not assure approval of our drug candidates in foreign jurisdictions.

In order to market and sell our products in the European Union and other foreign jurisdictions, we, and any current or future collaborators, must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The marketing approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, a product must be approved for reimbursement before the product can be approved for sale in that country. We, and any current or future collaborators, may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may file for marketing approvals but not receive necessary approvals to commercialize our products in any market.

We, or any future collaborators, may not be able to obtain orphan drug designation or orphan drug exclusivity for our drug candidates and, even if we do, that exclusivity many not prevent the FDA or the EMA from approving other competing products.

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States. We, or any future collaborators, may seek orphan drug designations for other drug candidates and may be unable to obtain such designations.

Even if we, or any future collaborators, obtain orphan drug designation for a drug candidate, we, or they, may not be able to obtain orphan drug exclusivity for that drug candidate. Generally, a product with orphan drug designation only becomes entitled to orphan drug exclusivity if it receives the first marketing approval for the indication for which it has such designation, in which case the FDA or the EMA will be precluded from approving another marketing application for the same drug for that indication for the applicable exclusivity period. The applicable exclusivity period is seven years in the United States and ten years in Europe. The European exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or the EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

Even if we, or any future collaborators, obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care.

Fast track designation by the FDA may not actually lead to a faster development or regulatory review or approval process and does not assure approval.

If a drug is intended for the treatment of a serious or life threatening condition and the drug demonstrates the potential to address unmet medical need for this condition, the drug sponsor may apply for FDA fast track designation. However, fast track designation does not ensure that the drug sponsor will receive marketing approval or that approval will be granted within any particular timeframe. We may seek fast track designation for one or more of our drug candidates. If we do seek fast track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. In addition, the FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast track designation alone does not guarantee qualification for the FDA’s priority review procedures.

Priority review designation by the FDA may not lead to a faster regulatory review or approval process and, in any event, does not assure FDA approval.

If the FDA determines that a drug candidate offers major advances in treatment or provides a treatment where no adequate therapy exists, the FDA may designate the drug candidate for priority review. A priority review designation means that the goal for the FDA to review an application is six months, rather than the standard review period of ten months. We may request priority review for our drug candidates. The FDA has broad discretion with respect to whether or not to grant priority review status to a drug candidate, so even if we believe a particular drug candidate is eligible for such designation or status, the FDA may decide not to grant it. Moreover, a priority review designation does not necessarily mean a faster regulatory review process or necessarily confer any advantage with respect to approval compared to conventional FDA procedures. Receiving priority review from the FDA does not guarantee approval within the six-month review cycle or thereafter.

Even if we, or any current or future collaborators, obtain marketing approvals for our drug candidates, the terms of approvals and ongoing regulation of our products may limit how we, or they, manufacture and market our products, which could materially impair our ability to generate revenue.

Once marketing approval has been granted, an approved product and its manufacturer and marketer are subject to ongoing review and extensive regulation. We, and any current or future collaborators, must therefore comply with requirements concerning advertising and promotion for any of our drug candidates for which we or they obtain marketing approval. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling. Thus, we and any current or future collaborators will not be able to promote any products we develop for indications or uses for which they are not approved.

In addition, manufacturers of approved products and those manufacturers’ facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to cGMPs, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation and reporting requirements. We, our contract manufacturers, any current or future collaborators and their contract manufacturers could be subject to periodic unannounced inspections by the FDA to monitor and ensure compliance with cGMPs.

Accordingly, assuming we, or any current or future collaborators, receive marketing approval for one or more of our drug candidates, we, and any current or future collaborators, and our and their contract manufacturers will continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance and quality control.

If we, and any current or future collaborators, are not able to comply with post-approval regulatory requirements, we, and any current or future collaborators, could have the marketing approvals for our products withdrawn by regulatory authorities and our, or any current or future collaborators’, ability to market any products could be limited, which could adversely affect our ability to achieve or sustain profitability. Further, the cost of compliance with post-approval regulations may have a negative effect on our operating results and financial condition.

Any of our drug candidates for which we, or any current or future collaborators, obtain marketing approval in the future could be subject to post-marketing restrictions or withdrawal from the market and we, or any current or future collaborators, may be subject to substantial penalties if we, or they, fail to comply with regulatory requirements or if we, or they, experience unanticipated problems with our products following approval.

Any of our drug candidates for which we, or any current or future collaborators, obtain marketing approval in the future, as well as the manufacturing processes, post-approval studies and measures, labeling, advertising and promotional activities for such product, among other things, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. Even if marketing approval of a drug candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, including the requirement to implement a Risk Evaluation and Mitigation Strategy.

The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of a product. The FDA and other agencies, including the Department of Justice, closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are manufactured, marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use and if we, or any current or future collaborators, do not market any of our drug candidates for which we, or they, receive marketing approval for only their approved indications, we, or they, may be subject to warnings or enforcement action for off-label marketing. Violation of the FDCA and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription drugs may lead to investigations or allegations of violations of federal and state health care fraud and abuse laws and state consumer protection laws.

In addition, later discovery of previously unknown adverse events or other problems with our products or their manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

•	restrictions on such products, manufacturers or manufacturing processes;

•	restrictions on the labeling or marketing of a product;

•	restrictions on product distribution or use;

•	requirements to conduct post-marketing studies or clinical trials;

•	warning letters or untitled letters;

•	withdrawal of the products from the market;

•	refusal to approve pending applications or supplements to approved applications that we submit;

•	recall of products;

•	restrictions on coverage by third-party payors;

•	fines, restitution or disgorgement of profits or revenues;

•	suspension or withdrawal of marketing approvals;

•	refusal to permit the import or export of products;

•	product seizure; or

•	injunctions or the imposition of civil or criminal penalties.

Recently enacted and future legislation may increase the difficulty and cost for us and any current or future collaborators to obtain marketing approval of and commercialize our drug candidates and affect the prices we, or they, may obtain.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of our drug candidates, restrict or regulate post-approval activities and affect our ability, or the ability of any current or future collaborators, to profitably sell any products for which we, or they, obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that will be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we, or any current or future collaborators, may receive for any approved products.

In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the MMA, impacts the way Medicare covers and pays for pharmaceutical products and could result in a decrease in the coverage and price that we, or our collaborators, may receive for any approved products. While the MMA only addresses drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private payors.

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the PPACA. Among the provisions of the PPACA if potential importance to our drug candidates are the following:

•	an annual, non-deductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents;

•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;

•	expansion of healthcare fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers and enhanced penalties for noncompliance;

•	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices;

•	extension of manufacturers’ Medicaid rebate liability;

•	expansion of eligibility criteria for Medicaid programs;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program new requirements to report financial arrangements with physicians and teaching hospitals;

•	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians; and

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year that started in 2013 and the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our drug candidates, if any, may be. In addition, increased scrutiny by the United States Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us and any current or future collaborators to more stringent product labeling and post-marketing testing and other requirements.

Our relationships with customers and third party payors, among others, will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to penalties, including criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and third party payors will play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Our future arrangements with third party payors and customers, if any, will subject us to broadly applicable fraud and abuse and other healthcare laws and regulations. The laws and regulations may constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. These include the following:

Anti-Kickback Statute. The federal anti-kickback statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation or arranging of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid;

False Claims Act. The federal False Claims Act imposes criminal and civil penalties, including through civil whistleblower or qui tam actions against individuals or entities for, among other things, knowingly presenting, or causing to be presented false or fraudulent claims for payment by a federal healthcare program or making a false statement or record material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government, with potential liability including mandatory treble damages and significant per-claim penalties, currently set at $5,500 to $11,000 per false claim;

HIPAA. The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters, and, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, also imposes obligations, including mandatory contractual terms and technical safeguards, with respect to maintaining the privacy, security and transmission of individually identifiable health information;

Transparency Requirements. Federal laws require applicable manufacturers of covered drugs to report payments and other transfers of value to physicians and teaching hospitals; and

Analogous State and Foreign Laws. Analogous state and foreign fraud and abuse laws and regulations, such as state anti-kickback and false claims laws, can apply to sales or marketing arrangements, and claims involving healthcare items or services and are generally broad and are enforced by many different federal and state agencies as well as through private actions. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not pre-empted by HIPAA, thus complicating compliance efforts.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion of products from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

Laws and regulations governing any international operations we may have in the future may preclude us from developing, manufacturing and selling certain products outside of the United States and require us to develop and implement costly compliance programs.

If we expand our operations outside of the United States, we must dedicate additional resources to comply with numerous laws and regulations in each jurisdiction in which we plan to operate. The Foreign Corrupt Practices Act, or FCPA, prohibits any U.S. individual or business from paying, offering, authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

Compliance with the FCPA is expensive and difficult, particularly in countries in which corruption is a recognized problem. In addition, the FCPA presents particular challenges in the pharmaceutical industry, because, in many countries, hospitals are operated by the government, and doctors and other hospital employees are considered foreign officials. Certain payments to hospitals in connection with clinical trials and other work have been deemed to be improper payments to government officials and have led to FCPA enforcement actions.

Various laws, regulations and executive orders also restrict the use and dissemination outside of the United States, or the sharing with certain non-U.S. nationals, of information classified for national security purposes, as well as certain products and technical data relating to those products. If we expand our presence outside of the United States, it will require us to dedicate additional resources to comply with these laws, and these laws may preclude us from developing, manufacturing, or selling certain products and drug candidates outside of the United States, which could limit our growth potential and increase our development costs.

The failure to comply with laws governing international business practices may result in substantial civil and criminal penalties and suspension or debarment from government contracting. The Securities and Exchange Commission, or SEC, also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA’s accounting provisions.

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on our business.

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. From time to time and in the future, our operations may involve the use of hazardous and flammable materials, including chemicals and biological materials, and may also produce hazardous waste products. Even if we contract with third parties for the disposal of these materials and waste products, we cannot completely eliminate the risk of contamination or injury resulting from these materials. In the event of contamination or injury resulting from the use or disposal of our hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties for failure to comply with such laws and regulations.

We maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, but this insurance may not provide adequate coverage against potential liabilities. However, we do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us.

In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. Current or future environmental laws and regulations may impair our research, development or production efforts, which could adversely affect our business, financial condition, results of operations or prospects. In addition, failure to comply with these laws and regulations may result in substantial fines, penalties or other sanctions.

Governments outside the United States tend to impose strict price controls, which may adversely affect our revenues, if any.

In some countries, such as the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we, or any current or future collaborators, may be required to conduct a clinical trial that compares the cost-effectiveness of our product to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be materially harmed.

Our employees may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements, which could cause significant liability for us and harm our reputation.

We are exposed to the risk of employee fraud or other misconduct, including intentional failures to comply with FDA regulations or similar regulations of comparable non-U.S. regulatory authorities, provide accurate information to the FDA or comparable non-U.S. regulatory authorities, comply with manufacturing standards we have established, comply with federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable non-U.S. regulatory authorities, report financial information or data accurately or disclose unauthorized activities to us. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws, standards or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.

Risks Related to Our Common Stock

Our executive officers, directors and principal stockholders have the ability to control or significantly influence all matters submitted to our stockholders for approval, which could have the effect of delaying, deferring or preventing a change in control of us and entrenching our management or board of directors.

As of August 1, 2015, our directors, executive officers and stockholders who own more than 5% of our outstanding common stock, together with their affiliates and related persons, beneficially own, in the aggregate, greater than approximately 45% of our outstanding common stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation, sale of all or substantially all of our assets or similar transaction, as well as our management and affairs. The interests of this group of stockholders may not always coincide with our corporate interests or the interest of other stockholders, and they may act in a manner with which you may not agree or that may not be in the best interests of other stockholders. This concentration of voting power may have the effect of delaying, deferring or preventing a change in control of our company on terms that other stockholders may desire and entrenching our management or board or directors.

Our stock price has been and may in the future be volatile, and the market price of our common stock may decline in value in the future.

The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future. During the period from January 1, 2009 to June 30, 2015, our stock price has ranged from a low of $0.70 to a high of $16.87. Market prices for securities of early stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the results of our planned clinical trials of drug candidates under our complement Factor D inhibitor program;

•	the results of clinical trials conducted by others on drugs that would compete with our drug candidates;

•	the announcements of those data, particularly at high profile medical meetings, and the investment community’s perception of and reaction to those data;

•	the entry into, modification of, or termination of key agreements, or any new collaboration agreement we may enter;

•	market expectations about the timeliness of our entry into, or failure to enter, collaboration arrangements with third parties;

•	the results of regulatory reviews and actions relating to the approval of our drug candidates;

•	our failure to obtain patent protection for any of our drug candidates or the issuance of third-party patents that cover our drug candidates;

•	the initiation of, material developments in, or conclusion of litigation;

•	failure of any of our drug candidates, if approved, to achieve commercial success;

•	general and industry-specific economic conditions that may affect our business, financial condition and operations, including without limitation research and development expenditures;

•	the launch of drugs by others that would compete with our drug candidates;

•	the failure or discontinuation of any of our research programs;

•	issues in manufacturing our drug candidates or any approved products;

•	the introduction of technological innovations or new commercial products by us or our competitors;

•	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;

•	future sales of our common stock;

•	changes in the structure of health care payment systems;

•	period-to-period fluctuations in our financial results;

•	low trading volume of our common stock; and

•	the other factors described in this “Risk Factors” section.

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

Provisions in our corporate charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our corporate charter and our bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:

•	establish a classified board of directors such that all members of the board are not elected at one time;

•	allow the authorized number of our directors to be changed only by resolution of our board of directors;

•	limit the manner in which stockholders can remove directors from the board;

•	establish advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on at stockholder meetings;

•	require that stockholder actions must be effected at a duly called stockholder meeting and prohibit actions by our stockholders by written consent;

•	limit who may call a special meeting of stockholder meetings;

•	authorize our board of directors to issue preferred stock without stockholder approval, which could be used to institute a ‘‘poison pill’’ that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors; and

•	require the approval of the holders of at least 75% of the votes that all our stockholders would be entitled to cast to amend or repeal certain provisions of our charter or bylaws.

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the General Corporation Law of the State of Delaware, which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. This could discourage, delay or prevent someone from acquiring us or merging with us, whether or not it is desired by, or beneficial to, our stockholders.

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit

10.1	2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Achillion Pharmaceuticals, Inc.’s Current Report on Form 8-K filed on June 8, 2015)

10.2†	Collaboration and License Agreement, dated May 19, 2015, between Achillion Pharmaceuticals, Inc. and Janssen Pharmaceuticals, Inc.

10.3	Stock Purchase Agreement, dated May 19, 2015, between Achillion Pharmaceuticals, Inc. and Johnson & Johnson Innovation-JJDC, Inc.

10.4†	Investor Agreement, dated July 1, 2015, between Achillion Pharmaceuticals, Inc. and Johnson & Johnson Innovation-JJDC, Inc.

31.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets at June 30, 2015 and December 31, 2014 (unaudited), (ii) Statements of Comprehensive Loss for the three and six months ended June 30, 2015 and 2014 (unaudited), (iii) Statements of Cash Flows for the six months ended June 30, 2015 and 2014 (unaudited), and (iv) Notes to Financial Statements (unaudited).

†	Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACHILLION PHARMACEUTICALS, INC.

Date: August 10, 2015	/s/ Milind S. Deshpande
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2015	/s/ Mary Kay Fenton
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1	2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Achillion Pharmaceuticals, Inc.’s Current Report on Form 8-K filed on June 8, 2015)

10.2†	Collaboration and License Agreement, dated May 19, 2015, between Achillion Pharmaceuticals, Inc. and Janssen Pharmaceuticals, Inc.

10.3	Stock Purchase Agreement, dated May 19, 2015, between Achillion Pharmaceuticals, Inc. and Johnson & Johnson Innovation-JJDC, Inc.

10.4†	Investor Agreement, dated July1, 2015, between Achillion Pharmaceuticals, Inc. and Johnson & Johnson Innovation-JJDC, Inc.

31.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets at June 30, 2015 and December 31, 2014 (unaudited), (ii) Statements of Comprehensive Loss for the three and six months ended June 30, 2015 and 2014 (unaudited), (iii) Statements of Cash Flows for the six months ended June 30, 2015 and 2014 (unaudited), and (iv) Notes to Financial Statements (unaudited).

†	Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.