Form 10-Q
period 2015-09-30
ACHILLION PHARMACEUTICALS INC
filed 2015-11-05
CIK 1070336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 1, 2015, the registrant had 136,544,921 shares of Common Stock, $0.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Achillion Pharmaceuticals, Inc.

Balance Sheets

(in thousands, except per share amounts)

(unaudited)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$150,431	$73,664
Marketable securities	312,277	79,215
Accounts and other receivables	378	95
Prepaid expenses and other current assets	2,172	1,901

Total current assets	465,258	154,875
Marketable securities	12,182	—
Fixed assets, net	1,880	1,726
Deferred financing costs and other assets	39	54
Restricted cash	152	152

Total assets	$479,511	$156,807

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,946	$6,418
Accrued expenses	12,726	6,446
Deferred revenue	31,592	—
Current portion of long-term debt	219	195

Total current liabilities	49,483	13,059
Long-term debt	288	279

Total liabilities	49,771	13,338

Commitments and contingencies (Note 14)

Stockholders’ Equity:
Common Stock, $.001 par value; 200,000 shares authorized: 136,524 and 103,594 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	$137	$104
Additional paid-in capital	902,257	599,796
Stock subscription receivable	—	(5,737)
Accumulated deficit	(472,664)	(450,682)
Accumulated other comprehensive income (loss)	10	(12)

Total stockholders’ equity	429,740	143,469

Total liabilities and stockholders’ equity	$479,511	$156,807

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Comprehensive Income (Loss)

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$33,820	$—	$34,531	$—

Operating expenses
Research and development	11,983	12,070	46,912	37,089
General and administrative	4,856	3,694	19,226	10,676

Total operating expenses	16,839	15,764	66,138	47,765

Income (loss) from operations	16,981	(15,764)	(31,607)	(47,765)
Other income (expense)
Interest income	346	101	723	376
Interest expense	(12)	(4)	(42)	(23)
Other Income	8,944	—	8,944	—

Net income (loss)	26,259	(15,667)	(21,982)	(47,412)

Total comprehensive income (loss) (Note 12)	26,217	(15,699)	(21,960)	(47,425)

Basic net income (loss) per share (Note 5)	$0.19	$(0.16)	$(0.18)	$(0.49)
Diluted net income (loss) per share (Note 5)	$0.19	$(0.16)	$(0.18)	$(0.49)

Basic weighted average shares outstanding	136,439	99,031	121,896	97,622
Diluted weighted average shares outstanding	140,024	99,031	121,896	97,622

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Cash Flows

(in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net loss	$(21,982)	$(47,412)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	505	353
Non-cash stock-based compensation	7,484	4,756
Loss on disposal of fixed assets	2	—
Premium on purchases of marketable securities	(2,058)	(919)
Amortization of premium on marketable securities	1,433	1,610
Changes in operating assets and liabilities:
Accounts and other receivables	(283)	438
Prepaid expenses and other assets	(257)	436
Accounts payable	(1,504)	(1,955)
Accrued expenses	6,263	3,349
Deferred revenue	31,592	—

Net cash provided by (used in) operating activities	21,195	(39,344)

Cash flows from investing activities
Purchases of fixed assets	(611)	(317)
Purchases of marketable securities	(471,726)	(68,803)
Maturities of marketable securities	227,129	105,622

Net cash provided by (used in) provided by investing activities	(245,208)	36,502

Cash flows from financing activities
Proceeds from issuance of common stock	297,137	—
Proceeds from exercise of stock options	3,473	3,967
Proceeds from sale of common stock under Employee Stock Purchase Plan	137	96
Proceeds from exercise of warrants	—	5,251
Payment of deferred financing costs	—	(82)
Borrowings of debt	229	—
Repayments of debt	(196)	(237)

Net cash provided by financing activities	300,780	8,995

Net increase in cash and cash equivalents	76,767	6,153
Cash and cash equivalents, beginning of period	73,664	33,457

Cash and cash equivalents, end of period	$150,431	$39,610

Supplemental disclosure of cash flow information
Cash paid for interest	$39	$25
Supplemental disclosure of non-cash financing and investing activities
Cashless exercise of warrants	$53	$2,848
Purchases of equipment in accounts payable or accrued expenses	$49	$352

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

The Company incurred losses of $458,802 from inception through September 30, 2015 and had an accumulated deficit of $472,664 at September 30, 2015, which includes preferred stock dividends recognized until the Company’s initial public offering in 2006. The Company has funded its operations primarily through the sale of equity securities.

Based on the Company’s current clinical plan, the Company believes that its existing cash, cash equivalents and marketable securities will be sufficient to meet its current projected operating requirements for at least the next 12 months. However, the Company’s future capital requirements may change and will depend upon numerous factors, including but not limited to:

•	the costs involved in the preclinical and clinical development of the Company’s complement inhibitor drug candidates;

•	the costs involved in obtaining regulatory approvals for the Company’s drug candidates;

•	the scope, prioritization and number of programs the Company pursues;

•	the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent and other intellectual property claims;

•	the timing and amount of proceeds received from milestones achieved and royalties earned, if any, by the Company under its exclusive collaboration and license agreement with Janssen Pharmaceuticals, Inc. (“Janssen”);

•	the Company’s ability to raise debt or equity capital, including any changes in the credit or equity markets that may impact its ability to obtain capital in the future;

•	the costs associated with, and the outcome of, lawsuits against the Company, if any;

•	the Company’s acquisition and development of new technologies and drug candidates; and

•	competing technological and market developments currently unknown to the Company.

2. Accounting Standards Updates

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes all existing revenue recognition requirements, including most industry-specific guidance. ASU No. 2014-09 requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which delays the effective date of ASU No. 2014-09 by one year. The new standard is effective for reporting periods beginning after December 15, 2017. The Company does not believe ASU No. 2014-09 will have a material effect on its financial position and results of operations.

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

5. Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) is calculated in accordance with Accounting Standards Codification (“ASC”) 260, Earnings Per Share, by dividing net income or loss attributable to common stockholders by the weighted average common stock outstanding. Diluted EPS is calculated by adjusting weighted average common shares outstanding for the dilutive effect of common stock options and warrants. In periods in which a net loss is recorded, no effect is given to potentially dilutive securities, since the effect would be antidilutive. Securities that could potentially dilute basic EPS in the future are not included in the computation of diluted EPS during periods where there is a net loss because to do so would be antidilutive. The calculations of basic and diluted net loss per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss) (numerator)	$26,259	$(15,667)	$(21,982)	$(47,412)
Weighted-average shares, in thousands (denominator)	136,439	99,031	121,896	97,622
Basic net income (loss) per share	$0.19	$(0.16)	$(0. 18)	$(0.49)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss) (numerator)	$26,259	$(15,667)	$(21,982)	$(47,412)
Weighted-average shares, in thousands (denominator)	140,024	99,031	121,896	97,622
Diluted net income (loss) per share	$0.19	$(0.16)	$(0.18)	$(0.49)

Potentially dilutive securities outstanding as of September 30, 2015 and 2014 are as follows:

	September 30,
	2015	2014
Stock options	8,441	7,839
Warrants	2,833	2,844

Total potentially dilutive securities outstanding	11,274	10,683

For the three months ended September 30, 2015, differences between basic and diluted weighted average common shares outstanding resulted from the dilutive effect of warrants outstanding and awards granted under the Company’s stock incentive plan.

Excluded from the computation of diluted net income per share are stock options to purchase 3,816 shares of common stock that were outstanding during the three months ended September 30, 2015. These options were outstanding but were excluded because they were antidilutive, as the option exercise price was greater than the average market price of the Company’s common stock.

6. Collaboration Arrangement

In May 2015, the Company entered into parallel transactions with Janssen and its affiliate, Johnson & Johnson Innovation-JJDC, Inc. (“JJDC”), consisting of (i) an exclusive collaboration and license agreement with Janssen (the “Janssen Agreement”) pursuant to which, upon the closing of the transactions contemplated by the Janssen Agreement on June 29, 2015, the Company granted Janssen exclusive worldwide rights to develop and commercialize products that contain one or more of the Company’s drug candidates for the treatment of chronic hepatitis C virus (“HCV”) infection, namely odalasvir, also known as ACH-3102, a second-generation NS5A inhibitor, ACH-3422, an NS5B HCV polymerase inhibitor, and sovaprevir, an NS3/4A HCV protease inhibitor, and (ii) a stock purchase agreement with JJDC (the “Stock Purchase Agreement”) pursuant to which, upon the closing of the transactions contemplated by the Stock Purchase Agreement, JJDC purchased 18,367 shares of the Company’s common stock (the “Shares”) at a price of $12.25 per share, for an aggregate purchase price of $225,000. The Janssen Agreement became effective on June 29, 2015 upon the early termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”). The Stock Purchase Agreement became effective July 1, 2015. In connection with the closing of the transactions contemplated by the Stock Purchase Agreement, the Company and JJDC entered into an Investor Agreement (the “Investor Agreement”) on July 1, 2015.

Under the terms of the Janssen Agreement, the Company is eligible to receive up to an aggregate of $905,000 in milestone-based payments if licensed products achieve specified development, regulatory and sales milestones. The Company is also eligible to receive royalties on worldwide annual net sales of licensed products, if any, at tiered royalty rate percentages beginning in the mid-teens and rising to the low-twenties, subject to customary reductions. The royalty term is determined on a licensed-product-by-licensed-product and country-by-country basis and begins on the first commercial sale of a licensed product in a country and ends on the expiration of the last to expire of specified patents or regulatory exclusivity covering such licensed product in such country or, with a customary royalty reduction, ten years after such first commercial sale if there is no such exclusivity. Janssen will bear the future costs of worldwide development and commercialization of licensed products, subject to specified exceptions relating to the Company’s ongoing studies and technology transfer.

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

Pursuant to the terms of the Janssen Agreement, the Company is required to provide technology transfer services related to the chemistry, manufacturing and know-how to Janssen for up to 180 days after the effective date. In accordance with ASC 605-25, which provides guidance on accounting for multiple-element arrangements, including the determination of the units of accounting and allocation of total arrangement consideration, the Company identified all of the obligations at the inception of the Janssen Agreement. The significant obligations were determined to be the license and the technology transfer services. The Company has determined that license and technology transfer services represent a single unit of accounting because they were not viewed to have standalone value. The Janssen Agreement entered into by the Company and Janssen, the Stock Purchase Agreement, and the Investor Agreement were entered into by the Company and Janssen’s affiliate in contemplation of each other. The only upfront amount received by the

Company in exchange for the license and technology transfer services and the issuance of the Shares was the $225,000. The Company determined that the amount received in excess of the fair value of the Shares upon issuance of $66,122 was attributed to the license and technology services. The Company also determined that there was no discernable pattern in which the technology services would be provided during the 180 day period after the effective date. In accordance with ASC 605-10, the Company determined that straight-line attribution of the license and technology services revenues would be used to recognize revenue. As such, revenue of $34,531 was recorded during the nine months ending September 30, 2015 associated with this transaction.

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

In addition, pursuant to the terms of the Investor Agreement, the Shares are subject to a standstill agreement, such that until the earliest to occur of (i) a specified period after July 1, 2015 or (ii) other specified events, neither JJDC nor any of its affiliates, except as expressly approved in writing by the Company, will, subject to specified conditions, directly or indirectly, acquire shares of the Company’s outstanding common stock, seek to have called any meeting of the stockholders of the Company, solicit proxies or consents in opposition to the recommendation of a majority of the Company’s Board of Directors with respect to any matter or undertake other specified actions related to the potential acquisition of additional equity interests in the Company.

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

Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; or

Level 3: Unobservable inputs.

The fair value of the Company’s marketable securities of $324,459 and $79,215 as of September 30, 2015 and December 31, 2014, respectively, is valued based on level 2 inputs. The Company’s investments consist mainly of U.S. government and agency securities, government-sponsored bond obligations and certain other corporate debt securities. Fair value is determined by taking into consideration valuations obtained from third-party pricing services. The third-party pricing services utilize industry standard valuation models, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; issuer credit spreads; benchmark securities; and other observable inputs. The Company has assessed these as level 2 within the fair value hierarchy of ASC 820. The Company classifies its entire investment portfolio as available for sale as defined in ASC 320, Debt and Equity Securities. Securities are carried at fair value with the unrealized gains (losses) reported as a separate component of stockholders’ equity within accumulated other comprehensive income.

The unrealized gain (loss) from marketable securities was $10 and $(12) at September 30, 2015 and December 31, 2014, respectively.

As of September 30, 2015 and December 31, 2014, none of the Company’s investments were determined to be other than temporarily impaired.

The following table summarizes the Company’s investments:

	September 30, 2015				December 31, 2014
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Commercial Paper	$131,344	$150	—	$131,494	$4,747	$3	—	$4,750
Corporate Debt Securities	148,380	21	(165)	148,236	58,452	1	(16)	58,437
Government and Agency Securities	35,682	2	(1)	35,683	16,028	1	(1)	16,028
Treasury Securities	9,043	3	—	9,046	—	—	—	—

Total	$324,449	$176	(166)	$324,459	$79,227	$5	(17)	$79,215

The following table summarizes the contractual maturities of the Company’s investments:

	September 30, 2015	December 31, 2014
Mature in less than one year	$312,277	$79,215
Mature in one to five years	12,182	—

Total	$324,459	$79,215

8. Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2015	December 31, 2014
Accrued compensation	$3,269	$846
Accrued research and development expenses	7,760	4,727
Accrued professional expenses	1,373	649
Other accrued expenses	324	224

Total	$12,726	$6,446

Accrued research and development expenses are comprised of amounts owed to third-party contract research organizations, clinical investigators, laboratories and data managers for research and development work performed on behalf of the Company.

9. Debt

Debt consists of the following:

	September 30, 2015	December 31, 2014
2011 Credit Facility, payable in monthly installments as notes mature through March 2015, with fixed interest of 6.44% per annum	$—	$56
2014 Credit Facility, payable in equal monthly installments through March 2018, with fixed interest of 6.20% to 6.30% per annum	$507	$418

Total debt	507	474
Less: current portion	(219)	(195)

Total long-term debt, net of current portion	$288	$279

In March 2011, the Company entered into a Master Security Agreement for a $2,000 Capital Expenditure Line of Credit, (the “2011 Credit Facility”) with Webster Bank (“Webster”). Under the 2011 Credit Facility, the Company could draw down equipment loan advances for the purchase of new laboratory equipment through March 2013. In connection with the Master Security Agreement, the Company granted Webster a security interest in equipment to be purchased under the 2011 Credit Facility.

In October 2014, the Company entered into a Master Security Agreement for a $1,000 Capital Expenditure Line of Credit (the “2014 Credit Facility”) with Webster. Under the 2014 Credit Facility, the Company can draw down equipment loan advances for the purchase of new laboratory equipment through October 2015. In connection with the Master Security Agreement, the Company granted Webster a security interest in equipment to be purchased under the 2014 Credit Facility. In October 2014 and March 2015, Webster advanced $440 and $229, respectively, to the Company under the 2014 Credit Facility.

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

The 2015 Plan is administered by the Company’s Board of Directors and allows for the issuance of incentive stock options intended to qualify under Section 422 of the Code, nonstatutory stock options, stock appreciation rights, restricted stock awards and other stock-based awards. The Company’s officers, employees, consultants, advisors and directors are eligible to receive awards under the 2015 Plan; however, incentive stock options may only be granted to employees. Stock options granted are exercisable for a period determined by the Company but in no event longer than ten years from the date of the grant. Stock options generally vest ratably over four years. There were 8,881 shares available to be granted under the 2015 Plan as of September 30, 2015.

A summary of the status of the Company’s stock option activity for the nine months ended September 30, 2015 is presented in the table and narrative below:

	Stock Options	Weighted Average Exercise Price
Outstanding at January 1, 2015	9,493	$6.88
Granted	54	9.19
Exercised	(737)	4.71
Forfeited	(297)	7.93
Cancelled	(72)	12.61

Outstanding at September 30, 2015	8,441	$6.99

Options exercisable at September 30, 2015	5,075	$5.85

Weighted-average fair value of options granted during the period		$6.80

The Company utilizes the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The Black-Scholes option pricing model requires the use of assumptions which determine the fair value of the stock-based awards. The assumptions used to value stock options granted are as follows:

For the Nine Months Ended
	September 30, 2015	September 30, 2014
Expected term of option	6.25 years	5.0 - 6.1 years
Expected volatility	87 - 91%	92 - 96%
Risk free interest rate	1.54 - 1.85%	1.88 - 2.02%
Expected dividend yield	0%	0%

Total compensation expense recorded in the accompanying statements of operations associated with option grants made to employees was $2,129 and $1,536 for the three months ended September 30, 2015 and 2014, respectively and $7,339 and $4,696 for the nine months ended September 30, 2015 and 2014, respectively. The Company recorded no tax benefit related to these stock options since the Company currently maintains a full valuation allowance on its deferred tax assets.

As of September 30, 2015, the intrinsic value of the stock options outstanding was $14,578, of which $10,245 related to vested stock options and $4,333 related to unvested stock options. The intrinsic value of stock options is calculated based on the difference between the exercise prices of the underlying common stock and the quoted stock price of the Company’s common stock as of September 30, 2015.

As of September 30, 2015, the total compensation cost related to unvested stock options not yet recognized in the financial statements is approximately $16,591, net of estimated forfeitures, and the weighted average period over which this amount is expected to be recognized is 1.4 years.

11. Other Income

In August 2015, a stockholder of the Company paid $8,944 to the Company representing the disgorgement of short swing profits under Section 16(b) of the Securities Exchange Act.

12. Comprehensive Income (Loss)

The Company reports and presents comprehensive income (loss) in accordance with ASC 220, Comprehensive Income, which establishes standards for reporting and display of comprehensive income (loss) and its components in a full set of general purpose financial statements. The objective of the statement is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. The Company’s other comprehensive income (loss) arises from net unrealized losses on marketable securities and was immaterial for all periods presented.

13. Stockholders’ Equity

Changes in stockholders’ equity for the nine months ended September 30, 2015 and 2014 were as follows:

	For the Nine Months Ended September 30,
	2015	2014
Balance at December 31, 2014 and 2013	$143,469	$152,958
Net loss	(21,982)	(47,412)
Stock-based compensation	7,484	4,756
Exercise of stock options	3,473	3,967
Change in unrealized loss on marketable securities	22	(13)
Issuance of common stock	297,137	—
Issuance of common stock from the exercise of warrants	—	5,251
Issuance of common stock under the Employee Stock Purchase Plan	137	96

Balance at September 30, 2015 and 2014	$429,740	$119,603

14. Commitments and Contingencies

From time to time, in the ordinary course of business, the Company is subject to litigation and regulatory examinations as well as information gathering requests, inquiries and investigations. As of September 30, 2015, there are no active matters.

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

We are advancing our novel small molecules from our complement inhibitor platform, and upon the completion of the transfer of our HCV portfolio to Janssen, we will focus solely on that platform, which will initially target complement Factor D, an essential protein of the complement pathway that is a part of the human innate immune system. Our complement inhibitor platform is focused on advancing small molecule compounds that have the potential to be used in the treatment of immune-related diseases where the alternative complement pathway plays a critical role. We anticipate that our complement inhibitors may play a role in addressing needs of patients with paroxysmal nocturnal hemoglobinuria, or PNH, including patients who have suboptimal response to, or who fail to respond to, currently approved treatments for PNH, atypical hemolytic uremic syndrome, or aHUS, myasthenia gravis, dry age-related macular degeneration, or dry AMD, as well as other therapeutic applications. Our compounds have demonstrated complete suppression of the complement system with a single oral dose of our inhibitors in non-human primates. We plan to make a regulatory submission by the end of 2015 for our first complement Factor D inhibitor to enable its first-in-human clinical development.

We have devoted and are continuing to devote substantially all of our efforts toward product research and development. We have incurred losses of $458.8 million from inception through September 30, 2015 and had an accumulated deficit of $472.7 million at September 30, 2015, which includes preferred stock dividends recognized until our initial public offering in 2006. Our net losses were $22.0 million and $47.4 million for the nine months ended September 30, 2015 and 2014, respectively.

We have funded our operations primarily through proceeds from the sale of equity securities. Through September 30, 2015, we have received approximately $932.4 million in aggregate gross proceeds from stock issuances, including convertible preferred stock, our initial public offering, private placements of our common stock, registered offerings of our common stock and the equity investment by Johnson & Johnson Innovation-JJDC, Inc., or JJDC.

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

In addition to the risks associated with being an early-stage drug development company, there can be no assurance that we or our current or future collaborators will successfully advance or complete our research and development programs, obtain adequate patent protection for our technology, obtain necessary government regulatory approval for drug candidates we develop, find and maintain appropriate collaboration partners or that any approved drug candidates will be commercially viable. In addition, we may not be profitable even if we succeed in commercializing any of our drug candidates.

Collaboration with Janssen Pharmaceuticals, Inc.

In May 2015, we entered into an exclusive collaboration and license agreement with Janssen Pharmaceuticals, Inc., or Janssen, and its affiliate, Johnson & Johnson Innovation-JJDC, Inc., or JJDC, which we refer to as the Janssen Agreement. Under the Janssen Agreement, we granted Janssen exclusive worldwide rights to develop and commercialize products that contain one or more of our drug candidates for the treatment of chronic hepatitis C virus, or HCV, infection, namely odalasvir, also known as ACH-3102, a second-generation NS5A inhibitor, ACH-3422, an NS5B HCV polymerase inhibitor, and sovaprevir, an NS3/4A HCV protease inhibitor. We are currently completing the transfer of our portfolio of drug candidates for the treatment of chronic HCV to Janssen. The Janssen Agreement became effective June 29, 2015 upon the early termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or the HSR Act. In addition, upon the closing of the transactions contemplated by the Janssen Agreement, we entered into a stock purchase agreement with JJDC, which we refer to as the JJDC stock purchase agreement. Pursuant to the JJDC stock purchase agreement, on July 1, 2015, we issued 18,367,346 shares of common stock to JJDC at a price of $12.25 per share for an aggregate purchase price of $225.0 million. The JJDC stock purchase agreement became effective on July 1, 2015.

Under the terms of the Janssen Agreement, we are eligible to receive up to an aggregate of $905.0 million in milestone-based payments if licensed products achieve specified development, regulatory and sales milestones. We are also eligible to receive royalties on worldwide annual net sales of licensed products, if any, at tiered royalty rate percentages beginning in the mid-teens and rising to the low-twenties, subject to customary reductions. The royalty term is determined on a licensed-product-by-licensed-product and country-by-country basis and begins on the first commercial sale of a licensed product in a country and ends on the expiration of the last to expire of specified patents or regulatory exclusivity covering such licensed product in such country or, with a customary royalty reduction, ten years after such first commercial sale if there is no such exclusivity. Janssen will bear the future costs of worldwide development and commercialization of licensed products, subject to specified exceptions relating to our ongoing studies and technology transfer.

In connection with the closing of the transactions contemplated by the Stock Purchase Agreement, we and JJDC entered into an Investor Agreement on July 1, 2015, which we refer to as the Investor Agreement. Pursuant to the terms of the Investor Agreement the shares of common stock that we issued and sold to JJDC are subject to lock-up restrictions and voting arrangements. In addition, there are specified limitations on JJDC’s ability to acquire additional shares of our common stock. We have also agreed to provide JJDC with certain “piggyback” registration rights such that for the seven year period following the expiration of the lock-up, subject to specified conditions, whenever we propose to register shares of our common stock for our own account, JJDC will have the right to include some or all of the shares it acquired from us pursuant to the stock purchase agreement in such registration.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from the sale of any drugs. During the three and nine months ended September 30, 2015, we recognized revenue of $33.8 million and $34.5 million, respectively, under the Janssen Agreement. We did not recognize any revenue during the three and nine months ended September 30, 2014.

Pursuant to the terms of the Janssen Agreement, we are required to provide technology transfer services related to the chemistry, manufacturing and know-how to Janssen for up to180 days after the effective date of the Janssen Agreement. We determined that the amount received in excess of the fair value of our common stock upon issuance of $66.1 million was attributed to the license and technology services and straight-line attribution of the license and technology services revenues would be used to recognize revenue. As such, revenue of $33.8 million and $34.5 million was recorded during the three and nine months ended September 30, 2015 associated with this transaction.

The development, regulatory and sales milestones represent non-refundable amounts that would be paid by Janssen to us if certain milestones are achieved in the future. These milestones, if achieved, are substantive as they relate solely to past performance and are commensurate with estimated enhancement of value associated with the achievement of each milestone. However, there can be no assurance that Janssen will achieve the milestones or that we will receive the related revenue.

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

We established our HCV drug candidate pipeline entirely through our internal discovery capabilities. Through these efforts, we identified and developed a portfolio of drug candidates including odalasvir, also known as ACH-3102, ACH-3422 and sovaprevir. Prior to entering into the Janssen Agreement, we were focused on development of the following HCV drug candidates:

•

Odalasvir, (also known as ACH-3102), a NS5A Inhibitor. We completed three phase IIa clinical trials with odalasvir including the -007 trial with sovaprevir, the -005 study, which examined the use of odalasvir with ribavirin alone, and the Proxy Doublet study which examined the use of odalasvir in combination with sofosbuvir, a nucleotide NS5B polymerase inhibitor marketed by Gilead Sciences, Inc., or Gilead, under the brand name Sovaldi®. HCV patients treated for both eight weeks and six weeks with the combination of odalasvir and sofosbuvir achieved 100% SVR24, or sustained viral response 24 weeks after cessation of therapy, demonstrating the differentiation of odalasvir within the NS5A class.

•	ACH-3422, a NS5B Nucleotide Polymerase Inhibitor. ACH-3422 has demonstrated excellent potency and was well-tolerated in a phase Ib proof of concept study in which HCV patients receiving a once-daily 700mg dose of ACH-3422 for 14 days demonstrated mean maximal viral load reduction of 4.6 log10.

•	Sovaprevir, a NS3 Protease Inhibitor. We have completed a phase II clinical trial that evaluated 12 weeks of treatment consisting of sovaprevir and our NS5A inhibitor, odalasvir, with ribavirin for the treatment of genotype 1 HCV (the -007 trial). In this trial, genotype 1b patients achieved 100% SVR24; however, in genotype 1a patients, the combination regimen results were suboptimal.

In October 2015, we announced that Janssen had initiated phase IIa clinical testing of a triple combination regimen consisting of Olysio®, a protease inhibitor marketed by Janssen, ALS-335, a nucleotide polymerase inhibitor in clinical development by Janssen, and odalasvir. The trial will evaluate the safety, pharmacokinetics and efficacy of the combination treatment in patients with genotype 1 chronic hepatitis C virus (HCV)

Pursuant to the Janssen Agreement, a joint steering committee, or JSC, consisting of three members from each of Janssen and our company has been formed. The JSC will provide strategic guidance for the joint HCV program. If the JSC fails to reach a unanimous decision on a matter within its authority, the matter shall be referred to the applicable executive officers of Janssen and our company who shall attempt to reach a mutual decision. If the executive officers cannot reach a mutual decision, then Janssen has the deciding vote with regard to such matter.

In addition to our HCV drug development work, we have been researching complement Factor D, an essential protein of the complement alternative pathway that is a part of the human innate immune system. Our complement Factor D inhibitors demonstrate complete suppression of the human complement system after a single dose in non-human primates. Our portfolio includes compounds that are orally bioavailable, potent, and specific for Factor D. In vitro data indicate no off-target activity and potential for a good safety profile. In vitro data also suggest that these compounds can block the formation of fragments of C3, another complement protein that may deposit on certain cells, identifying them for destruction, a process called opsonization. Inhibition of opsonization by our Factor D inhibitors is in contrast to C5-targeted therapies which do not affect opsonization.

We plan to make a regulatory submission for the first of our complement Factor D inhibitors by the end of 2015 to enable first-in-human clinical development.

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

All costs associated with internal research and development, and research and development services for which we have externally contracted, are expensed as incurred. The costs of obtaining patents for our candidates are expensed as incurred as indirect costs. Our research and development expenses for the nine months ended September 30, 2015 and 2014 were as follows:

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Direct external costs:
HCV compounds and combination trials	$20,355	$22,030
Complement Factor D compounds	9,985	1,771
Other	47	45

	30,387	23,846
Direct internal personnel costs	12,941	10,406

Sub-total direct costs	43,328	34,252
Indirect costs and overhead	4,084	3,247
Research and development tax credit	(500)	(410)

Total research and development	$46,912	$37,089

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

Critical Accounting Policies and Estimates

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2014. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a significant impact on our financial results. During the first nine months of 2015, there were no significant changes in our estimates and critical accounting policies.

Results of Operations

Results of operations may vary from period to period depending on numerous factors, including the timing of payments received under existing or future arrangements, joint ventures or financings, if any, the progress of our research and development projects, technological advances and determinations as to the commercial potential of proposed products.

Comparison of Three and Nine Months Ended September 30, 2015 and 2014

Revenues:

During the three and nine months ended September 30, 2015 we recognized revenue of $33.8 million and $34.5 million, respectively under the Janssen Agreement. We did not recognize any revenue during the three and nine months ended September 30, 2014.

Research and Development Expenses:

Research and development expenses were $12.0 million and $12.1 million for the three months ended September 30, 2015 and 2014, respectively, and $46.9 million and $37.1 million for the nine months ended September 30, 2015 and 2014, respectively. The increase for the nine months ended September 30, 2015 was primarily due to increased preclinical and manufacturing costs related to our complement inhibitor program and increased manufacturing costs related to ACH-3422. These amounts were partially offset by decreased clinical trial costs related to our odalasvir and sofosbuvir combination trial and ACH-2684 clinical and manufacturing costs. Personnel and non-cash stock-based compensation costs also increased due to the addition of personnel in our development group. We expect that research and development expenses will remain consistent with the three months ended September 30, 2015 during the remainder of the year as we transfer our portfolio of drug candidates for the treatment of chronic HCV to Janssen and continue to advance our complement inhibitors. Research and development expenses for the three and nine months ended September 30, 2015 and 2014 are comprised as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	(in thousands)
	2015	2014	Change	% Change	2015	2014	Change	% Change
Personnel costs	$3,152	$2,850	$302	11%	$9,470	$8,387	$1,083	13%
Stock-based compensation	863	642	221	34%	3,487	1,886	1,601	85%
Outsourced research and supplies	5,710	6,741	(1,031)	(15)%	27,762	21,382	6,380	30%
Professional and consulting fees	1,733	1,505	228	15%	4,483	3,948	535	14%
Facilities costs	654	512	142	28%	1,840	1,552	288	19%
Travel and other costs	116	80	36	45%	370	344	26	8%
Research and development tax credit	(245)	(260)	15	(6)%	(500)	(410)	(90)	22%

Total	$11,983	$12,070	$(87)	(1)%	$46,912	$37,089	9,823	26%

General and Administrative Expenses:

General and administrative expenses were $4.9 million and $3.7 million for the three months ended September 30, 2015 and 2014, respectively, and $19.2 million and $10.7 million for the nine months ended September 30, 2015 and 2014, respectively. The increase for the three and nine months ended September 30, 2015 was primarily due to increased business consulting and corporate legal fees related to the Janssen Agreement, increased corporate fees and taxes, and increased personnel and non-cash stock-based compensation costs due to the addition of personnel. We expect general and administrative expenses for the remainder of the year to be consistent with the three months ended September 30, 2015. General and administrative expenses for the three and nine months ended September 30, 2015 and 2014 are comprised as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	(in thousands)
	2015	2014	Change	% Change	2015	2014	Change	% Change
Personnel costs	$1,261	$978	$283	29%	$3,529	$2,937	$592	20%
Stock-based compensation	1,309	917	392	43%	3,997	2,870	1,127	39%
Professional and consulting fees	1,657	1,339	318	24%	9,429	3,367	6,062	180%
Facilities costs	214	159	55	35%	619	533	86	16%
Travel and other costs	415	301	114	38%	1,652	949	703	74%

Total	$4,856	$3,694	$1,162	31%	$19,226	$10,676	$8,570	80%

Other Income (Expense):

Other income was $8.9 million and $0 for the three months ended September 30, 2015 and 2014, respectively. The $8.9 million increase was due to the receipt of a payment by a stockholder representing the disgorgement of short swing profits under Section 16(b) of the Securities Exchange Act. Interest income was $346,000 and $101,000 for the three months ended September 30, 2015 and 2014, respectively. The $245,000, or 243%, increase was primarily due to increased average cash balances in 2015. Interest expense was $12,000 and $4,000 for the three months ended September 30, 2015 and 2014, respectively. The $8,000, or 200%, increase was primarily due to higher average debt facility balances outstanding in 2015.

Other income was $8.9 million and $0 for the nine months ended September 30, 2015 and 2014, respectively. The $8.9 million increase is due to the receipt of a payment by a stockholder representing the disgorgement of short swing profits under Section 16(b) of the Securities Exchange Act. Interest income was $723,000 and $376,000 for the nine months ended September 30, 2015 and 2014, respectively. The $347,000, or 92% increase was primarily due to increased average cash balances in 2015. Interest expense was $42,000 and $23,000 for the nine months ended September 30, 2015 and 2014, respectively. The $19,000, or 83%, increase was primarily due to higher average debt facility balances outstanding in 2015.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through proceeds from the sale of equity securities. Through September 30, 2015, we have received approximately $932.4 million in aggregate gross proceeds from stock issuances, including convertible preferred stock, our initial public offering, private placements of our common stock, registered offerings of our common stock and the equity investment by JJDC.

As of September 30, 2015, our debt balance due to borrowings was $507,000 with a weighted average interest rate of 6.26%.

We had $474.9 million and $152.9 million in cash, cash equivalents and marketable securities as of September 30, 2015 and December 31, 2014, respectively. We regularly review our investments and monitor the financial markets. As of September 30, 2015, our cash, cash equivalents and marketable securities included high-quality financial instruments, primarily money market funds, government sponsored bond obligations and other corporate debt securities which we believe are subject to limited credit risk.

Cash provided by operating activities was $21.2 million for the nine months ended September 30, 2015 and was primarily attributable to our $31.6 million increase in deferred revenue related to the JJDC stock purchase agreement combined with $7.5 million in non-cash stock-based compensation and a $6.3 million increase in accrued expenses. These amounts were primarily offset by our $22.0 million net loss, $2.1 million in premiums paid on the purchase of investments and a $1.5 million decrease in accounts payable. Cash used in operating activities was $39.3 million for the nine months ended September 30, 2014 and was primarily attributable to our $47.4 million net loss combined with a $2.0 million decrease in accounts payable, partially offset by $4.8 million in non-cash stock-based compensation and a $3.3 million increase in accrued expenses.

Cash used in investing activities was $245.2 million for the nine months ended September 30, 2015 and was primarily attributable to $471.7 million in purchases of marketable securities partially offset by $227.1 million in maturities of marketable securities. Cash provided by investing activities was $36.5 million for the nine months ended September 30, 2014 and was primarily attributable to $105.6 million in maturities of marketable securities, partially offset by $68.8 million in purchases of marketable securities.

Cash provided by financing activities was $300.8 million for the nine months ended September 30, 2015 and was primarily attributable to $158.9 million in proceeds related to the JJDC stock purchase agreement, $132.6 million in net proceeds from our February 2015 public offering combined with the receipt of $5.6 million in net proceeds from the issuance of stock under an at-the-market sales agreement with Cantor Fitzgerald. Cash provided by financing activities was $9.0 million for the nine months ended September 30, 2014 and was primarily attributable to $5.3 million and $4.0 million in proceeds from the exercise of warrants and stock options, respectively.

We expect to incur substantial and increasing losses for at least the next several years as we seek to continue preclinical and initiate clinical development of our complement inhibitor program and identify and progress any potential drug candidates.

We do not expect our existing capital resources to be sufficient to fund the completion of the development of our complement inhibitor program. As a result, we will need to raise additional funds prior to, among other things, being able to further the development of our complement inhibitor program, market any drug candidates associated with that program, obtain regulatory approvals, fund operating losses, and if deemed appropriate, establish manufacturing and sales and marketing capabilities. We expect to seek to raise such additional financing through a combination of public or private equity or debt financings, collaborations, partnerships or other arrangements with third parties or other sources of financing.

We believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our current projected operating requirements for at least the next 12 months. However, our future capital requirements may change and will depend upon numerous factors, including but not limited to:

•	the costs involved in the preclinical and clinical development of our complement inhibitor drug candidates;

•	the costs involved in obtaining regulatory approvals for our drug candidates;

•	the scope, prioritization and number of programs we pursue;

•	the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent and other intellectual property claims;

•	the timing and amount of proceeds received from milestones achieved and royalties earned, if any, by us under the Janssen agreement;

•	our ability to raise debt or equity capital, including any changes in the credit or equity markets that may impact our ability to obtain capital in the future;

•	the costs associated with, and the outcome of, lawsuits against us, if any;

•	our acquisition and development of new technologies and drug candidates; and

•	competing technological and market developments currently unknown to us.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of September 30, 2015.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes all existing revenue recognition requirements, including most industry-specific guidance. ASU No. 2014-09 requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which delays the effective date of ASU No. 2014-09 by one year. The new standard is effective for reporting periods beginning after December 15, 2017. We do not believe ASU No. 2014-09 will have a material effect on our financial position and results of operations.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective, at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a–15(d) and 15d–15(d) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to the Discovery and Development Our Drug Candidates

Our approach to the discovery and development of drug candidates that target complement Factor D inhibition is unproven, and we do not know whether we will be able to develop any products of commercial value.

In addition to our exclusive collaboration with Janssen, we are also focused on the research and development of our complement inhibitor platform, pursuant to which we are initially targeting complement Factor D, an essential protein of the complement pathway that is a part of the human innate immune system. Our complement inhibitor platform is focused on advancing small molecule compounds that inhibit Factor D and have the potential to be used in the treatment of immune-related diseases where the complement pathway plays a critical role. We anticipate that our complement inhibitor platform may play a role in addressing needs of patients with paroxysmal nocturnal hemoglobinuria, or PNH, including patients who have suboptimal response to, or who fail to respond to, currently approved treatments for PNH, as well as the needs of patients with atypical hemolytic uremic syndrome, or aHUS, myasthenia gravis, dry age-related macular degeneration, or dry AMD, as well as other therapeutic uses.

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

We currently have no products approved for sale and are investing substantially all of our efforts and financial resources on the development of our complement Factor D inhibitor program. Our prospects are substantially dependent on our ability, or that of any future collaborator, to develop, obtain marketing approval for and successfully commercialize at least one drug candidate in one or more disease indications based upon our complement inhibition platform.

The success of our complement Factor D inhibitor program will depend on several factors, including the following:

•	initiation and successful enrollment and completion of clinical trials;

•	safety, tolerability and efficacy profiles that are satisfactory to the U.S. Food and Drug Administration, or FDA, or any comparable foreign regulatory authority for marketing approval;

•	timely receipt of marketing approvals from applicable regulatory authorities;

•	the performance of our future collaborators, if any;

•	the extent of any required post-marketing approval commitments to applicable regulatory authorities;

•	establishment of supply arrangements with third party raw materials suppliers and manufacturers;

•	establishment of arrangements with third party manufacturers to obtain finished drug products that are appropriately packaged for sale;

•	obtaining and maintaining patent, trade secret protection and regulatory exclusivity, both in the United States and internationally;

•	protection of our rights in our intellectual property portfolio;

•	successful launch of commercial sales following any marketing approval;

•	a continued acceptable safety profile following any marketing approval;

•	commercial acceptance of our products, if and when approved, by patients, the medical community and third party payors; and

•	our ability to compete with other marketed therapies for complement-mediated disease such as those from Alexion Pharmaceuticals, or Alexion, and other potential therapies in development by Akari Therapeutics, or Akari, Alexion, Alnylam Pharmaceuticals, or Alnylam, Amyndas Pharmaceuticals, or Amyndas, Apellis Pharmaceuticals, or Apellis, Bio Cryst Pharmaceuticals, or Bio Cryst, Omeros, and Ra Pharma. Additionally, Genentech is developing a Factor D treatment for dry AMD. Novartis also has intellectual property rights in the complement area.

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

Clinical trials of our drug candidates are expected to be conducted in carefully defined subsets of patients who have agreed to enter into clinical trials. Consequently, it is possible that our clinical trials, or those of any current or future collaborator, may indicate an apparent positive effect of a drug candidate that is greater than the actual positive effect, if any, or alternatively fail to identify undesirable side effects. If, following approval of a drug candidate, we, or others, discover that the drug is less effective than previously believed or causes undesirable side effects that were not previously identified, any of the following adverse events could occur:

•	regulatory authorities may withdraw their approval of the drug;

•	we, or any current or future collaborators, may be required to recall the drug, change the way the drug is administered or conduct additional clinical trials;

•	additional restrictions may be imposed on the marketing of, or the manufacturing processes for, the particular drug;

•	we may be subject to fines, injunctions or the imposition of civil or criminal penalties;

•	regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication;

•	we, or any current or future collaborators, may be required to create a Medication Guide outlining the risks of the previously unidentified side effects for distribution to patients;

•	we, or any current or future collaborators, could be sued and held liable for harm caused to patients;

•	the drug may become less competitive; and

•	our reputation may suffer.

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

We have never commercialized a product. Even if one of our drug candidates is approved by the appropriate regulatory authorities for marketing and sale, it may nonetheless fail to gain sufficient, or even any, market acceptance by physicians, patients, third party payors, health authorities and others in the medical community. For example, physicians are often reluctant to switch their patients from existing therapies even when new and potentially more effective or convenient treatments enter the market. Further, patients often acclimate to the therapy that they are currently taking and do not want to switch unless their physicians recommend switching products or they are required to switch therapies due to lack of reimbursement for existing therapies.

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

The development and commercialization of new drug products is highly competitive. We expect that we, and any future collaborators, if any, will face significant competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide with respect to any of our drug candidates that we, or they, may seek to develop or commercialize in the future. Specifically, there are a number of large pharmaceutical companies that currently market and sell products for HCV or are pursuing the development of drug candidates for HCV including Abbvie Pharmaceuticals, Gilead Sciences, and Merck. In addition, there are also a number of pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of drug candidates for the treatment of the key complement-mediated disease indications. For example, Alexion’s eculizumab (Soliris®) is a marketed therapy for the treatment of PNH and aHUS. Akari, Alexion, Alnylam, Amyndas, Apellis, Bio Cryst, Omeros, and Ra Pharma have therapies in development for other hemotologic diseases. Additionally, Genentech is developing a Factor D treatment for dry AMD. Novartis also has intellectual property rights in the complement area.

Our competitors may succeed in developing, acquiring or licensing technologies and drug products that are more effective, have fewer or more tolerable side effects or are less costly than any drug candidates that we are currently developing or that we may develop, which could render our drug candidates obsolete and noncompetitive.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we, or any current or future collaborators, may develop. Our competitors also may obtain FDA or other marketing approval for their products before we or any current or future collaborators, are able to obtain approval for ours, which could result in our competitors establishing a strong market position before we, or any current or future collaborators, are able to enter the market.

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

Once an NDA is approved, the product covered thereby becomes a “reference-listed drug” in the FDA’s publication, “Approved Drug Products with Therapeutic Equivalence Evaluations.” Manufacturers may seek approval of generic versions of reference-listed drugs through submission of abbreviated new drug applications, or ANDAs, in the United States. In support of an ANDA, a generic manufacturer need not conduct clinical studies. Rather, the applicant generally must show that its product has the same active ingredient(s), dosage form, strength, route of administration and conditions of use or labeling as the reference-listed drug and that the generic version is bioequivalent to the reference-listed drug, meaning it is absorbed in the body at the same rate and to the same extent. Generic products may be significantly less costly to bring to market than the reference-listed drug and companies that produce generic products are generally able to offer them at lower prices. Thus, following the introduction of a generic drug, a significant percentage of the sales of any branded product or reference-listed drug may be typically lost to the generic product.

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

Spurred by recent examples of large price increases for certain drugs, political candidates and others have raised media attention to the issue of pharmaceutical price regulation. For example, recently announced plans have included elements such as patient spending caps, requirements for drug makers to spend a defined portion of their profits on research and development, allowing Americans to import lower-priced drugs from other countries and addressing specialty pharmaceuticals which tend to have higher prices than other drugs. If greater regulation of pharmaceutical pricing is approved, we may not be able to receive adequate reimbursement for our drug therapies, or may be forced to accept pricing at levels lower than that which would make us profitable. We cannot predict the political or regulatory climate that may result in enhanced drug pricing regulations.

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

We have incurred significant annual net operating losses since our inception. We expect to continue to incur significant and increasing net operating losses for at least the next several years. Our net losses were $69.0 million and $58.9 million for the years ended December 31, 2013 and 2014, respectively, and $22.0 million for the nine months ended September 30, 2015. As of September 30, 2015, we had an accumulated deficit of $472.7 million. We have not generated any revenues from product sales, have not completed the development of any drug candidate and may never have a drug candidate approved for commercialization. In May

2015, we entered into an exclusive collaboration and license agreement with Janssen pursuant to which we granted Janssen exclusive worldwide rights to develop and commercialize products based upon our portfolio of HCV drug candidates. We do not intend to further the development of our HCV drug candidates internally. Going forward, we will focus solely on our complement inhibitor platform, which will initially focus on complement Factor D. We have not initiated clinical development of any drug candidates under our complement Factor D program and expect that it will be many years, if ever, before we have a drug candidate ready for commercialization.

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

We believe that our existing cash and cash equivalents as of September 30, 2015, will enable us to fund our operating expenses, debt service and capital expenditure requirements through at least the next 12 months. Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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

A patent working group which reports to the joint steering committee has been established to coordinate all prosecution and litigation activities. Pursuant to the terms, we will continue to prosecute the HCV patents owned by us, at Janssen’s expense, and Janssen has primary responsibility for patent prosecution of all jointly created patent rights under the Development Program.

Janssen has the initial right to bring and control any enforcement actions under our and jointly owned patent rights, and thus we do not have the primary right to enforce our HCV patents. If Janssen declines to enforce a patent, then we have the right to do so at our expense. If Janssen or we do not elect to enforce a patent, our commercial market, and thus our income, can be negatively affected by third party competition. If the Janssen Agreement is terminated, we and Janssen shall each have the right to use joint patent rights without the consent of the other.

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

Current and future legislation may increase the difficulty and cost for us and any current or future collaborators to obtain marketing approval of and commercialize our drug candidates and affect the prices we, or they, may obtain.

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

In some countries, such as the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control and access. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we, or any current or future collaborators, may be required to conduct a clinical trial that compares the cost-effectiveness of our product to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be materially harmed.

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

As of November 1, 2015, our directors, executive officers and stockholders who own more than 5% of our outstanding common stock, together with their affiliates and related persons, beneficially own, in the aggregate, greater than approximately 50% of our outstanding common stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation, sale of all or substantially all of our assets or similar transaction, as well as our management and affairs. The interests of this group of stockholders may not always coincide with our corporate interests or the interest of other stockholders, and they may act in a manner with which you may not agree or that may not be in the best interests of other stockholders. This concentration of voting power may have the effect of delaying, deferring or preventing a change in control of our company on terms that other stockholders may desire and entrenching our management or board or directors.

Our stock price has been and may in the future be volatile, and the market price of our common stock may decline in value in the future.

The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future. During the period from January 1, 2009 to September 30, 2015, our stock price has ranged from a low of $0.70 to a high of $16.87. Market prices for securities of early stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

Provisions in our corporate charter and our bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:

•	establish a classified board of directors such that all members of the board are not elected at one time;

•	allow the authorized number of our directors to be changed only by resolution of our board of directors;

•	limit the manner in which stockholders can remove directors from the board;

•	establish advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on at stockholder meetings;

•	require that stockholder actions must be effected at a duly called stockholder meeting and prohibit actions by our stockholders by written consent;

•	limit who may call a special meeting of stockholder meetings;

•	authorize our board of directors to issue preferred stock without stockholder approval, which could be used to institute a “poison pill” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors; and

•	require the approval of the holders of at least 75% of the votes that all our stockholders would be entitled to cast to amend or repeal certain provisions of our charter or bylaws.

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

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit

10.1	Amendment No. 3 to Lease, dated as of August 20, 2015, by and between Achillion Pharmaceuticals, Inc. and WE George Street, L.L.C. (incorporated by reference to Exhibit 10.1 to Achillion Pharmaceuticals, Inc.‘s Current Report on Form 8-K filed on August 20, 2015).

31.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets at September 30, 2015 and December 31, 2014 (unaudited), (ii) Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2015 and 2014 (unaudited), (iii) Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 (unaudited), and (iv) Notes to Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACHILLION PHARMACEUTICALS, INC.

Date: November 5, 2015	/s/ Milind S. Deshpande
Milind S. Deshpande President and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2015	/s/ Mary Kay Fenton
Mary Kay Fenton Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1	Amendment No. 3 to Lease, dated as of August 20, 2015, by and between Achillion Pharmaceuticals, Inc. and WE George Street, L.L.C. (incorporated by reference to Exhibit 10.1 to Achillion Pharmaceuticals, Inc.‘s Current Report on Form 8-K filed on August 20, 2015).

31.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets at September 30, 2015 and December 31, 2014 (unaudited), (ii) Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2015 and 2014 (unaudited), (iii) Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 (unaudited), and (iv) Notes to Financial Statements (unaudited).