Form 10-K
period 2015-12-31
ACHILLION PHARMACEUTICALS INC
filed 2016-02-25
CIK 1070336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant on June 30, 2015 was approximately $1,014,028,559 based on the closing price of such stock as reported by the NASDAQ Global Select Market on June 30, 2015.

As of February 19, 2016, the registrant had 136,640,019 shares of Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III (except for information required with respect to our executive officers, which is set forth under “Part I, Item 1—Business—Executive Officers of the Registrant”) have been omitted from this report, as we intend to file with the Securities and Exchange Commission, not later than 120 days after the close of our fiscal year ended December 31, 2015, a definitive proxy statement for our annual meeting of stockholders to be held on May 25, 2016. Such information will appear in our definitive proxy statement and is incorporated by reference into this Annual Report on Form 10-K.

i

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act and Section 21E of the Securities Exchange Act of 1934, as amended, that involve a number of risks and uncertainties. All statements other than statements relating to historical matters (including statements to the effect that we “believe,” “expect,” “anticipate,” “plan,” “target,” “intend” and similar expressions) should be considered forward-looking statements. There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by forward-looking statements. These risks and uncertainties include those inherent in pharmaceutical research and development, such as adverse results in our drug discovery and clinical development programs, decisions made by the U.S. Food and Drug Administration and other regulatory authorities with respect to the development and commercialization of our drug candidates, our ability to obtain, maintain and enforce intellectual property rights for our drug candidates, the ability of our competitors to advance their competing drug candidates, our ability to obtain any necessary financing to conduct our planned activities, and other risk factors. Please refer to the section entitled “Risk Factors” in Part I—Item 1A of this report for a description of risks and uncertainties relating to our business. Unless required by law, we assume no obligation to update these forward-looking statements to reflect events or circumstances that arise after the date hereof.

ITEM 1.	BUSINESS

Overview

We are a science-driven, patient-focused biopharmaceutical company seeking to leverage our believed strengths across the continuum from discovery through commercialization by discovering and developing small molecule therapeutics to meet the needs of patients with infectious and complement-mediated diseases.

Our current focus is on our complement inhibitor platform, directed at advancing small molecule compounds that have the potential to be used in the treatment of immune-related diseases associated with the complement system. The complement pathway is a part of the human innate immune system and is believed to comprise three pathways, the alternative pathway, the lectin pathway and the classical pathway. We are advancing novel small molecules from this platform which will initially target complement factor D, an essential protein within the amplification loop of the alternative pathway. The alternative pathway is thought to play a critical role in a number of disease conditions including ultra-rare orphan conditions such as paroxysmal nocturnal hemoglobinuria, or PNH, as well as more prevalent indications such as dry age-related macular degeneration, or dry AMD, and chronic obstructive pulmonary disease, or COPD.

We anticipate that our complement factor D inhibitor compounds may play a role in treating patients with PNH, including patients who have suboptimal response to, or who fail to respond to, currently approved treatments for PNH, atypical hemolytic uremic syndrome, or aHUS, myasthenia gravis, and dry AMD, as well as other therapeutic applications. Our compounds have demonstrated complete suppression of the complement alternative pathway with a single oral dose of our inhibitors in non-human primates. We have initiated a first-in-human phase I clinical trial for our first complement factor D inhibitor, ACH-4471, to assess safety, tolerability, pharmacokinetics, or PK, and pharmacodynamics, or PD. We plan to advance this compound to potentially treat patients with PNH and possibly, one additional systemic ultra-rare disease. We may advance other factor D inhibitors for other indications after further characterization.

We also have a collaboration with Janssen Pharmaceuticals, Inc., or Janssen, the pharmaceutical subsidiary of Johnson & Johnson Inc., under which we have granted to Janssen exclusive worldwide rights to develop and commercialize a portfolio of antiviral drug candidates we discovered and developed for the treatment of chronic hepatitis C virus, or HCV, infection in exchange for specified milestone payments and an equity investment in us.

We also intend to continue to leverage our extensive expertise in structural biology and synthetic chemistry to quickly and efficiently discover and develop additional small molecule compounds to meet other significant unmet medical needs. We believe our drug discovery capabilities will allow us to further expand our drug candidate portfolio, providing us with strong growth potential and, over time, reducing our reliance on the success of any single drug candidate. Our research team has successfully discovered and advanced multiple compounds into clinical development including sovaprevir, odalasvir, also known as ACH-3102, and ACH-3422 in our HCV program, all of which we have licensed to Janssen, and ACH-4471 in our complement factor D inhibitor program.

We were incorporated on August 17, 1998 in Delaware. Since our inception, we have spent substantial research and development funds to develop our drug candidate pipeline and expect to continue to do so for the foreseeable future. We incurred approximately $56.6 million, $53.5 million and $46.7 million in research and development costs for the years ended December 31, 2015, 2014, and 2013, respectively.

Our Strategy

Our objective is to become a leading biopharmaceutical company focused on discovering, developing and commercializing small molecule therapies that specifically target the alternative pathway of the human complement system while continuing our interests in HCV through collaboration with our partner, Janssen. Specifically, our near-term strategy includes the following efforts:

•	Advance our Complement Factor D Portfolio.

•

Advance ACH-4471 in clinical development for rare diseases. ACH-4471 entered phase I clinical development in the first quarter of 2016 in a single-ascending dose trial designed to understand the safety and pharmacokinetics of the drug candidate in healthy volunteer subjects. We anticipate next moving into a multiple-ascending dose phase I clinical trial, and in the second half of 2016, into patients with PNH and one additional alternative pathway-mediated rare disease.

•

Advance back-up series of compounds for rare diseases. We have synthesized and characterized a portfolio of over 1,200 factor D compounds. From this robust program we intend to select back-up compounds for ACH-4471 also for treatment of complement-mediated rare diseases. We plan to nominate at least one additional compound in 2016 for advancement towards clinical trials.

•

Discover and develop additional Complement factor D compounds for other complement-mediated disease indications. Excessive activation of alternative pathway in the complement system has been implicated in multiple therapeutic areas outside of rare diseases including dry AMD and COPD. We plan to continue to characterize our compounds for potential clinical development in ophthalmic and respiratory indications.

•	Collaborate with Janssen in HCV.

In order to access the worldwide development and commercialization expertise of a major pharmaceutical organization to facilitate the advancement of our HCV drug candidate portfolio, we entered into a collaboration with Janssen in June 2015. Despite the fact that Janssen has the deciding vote on collaborative matters, we will seek to maximize the value of this collaboration by leveraging our participation in a joint steering committee, or JSC, with Janssen management for the clinical development of a safe, effective, short-duration combination regimen to treat chronic HCV infection.

Our Programs

Our expertise in structural biology and medicinal chemistry, coupled with our work in antimicrobial discovery research, led us to consider how the immune system plays a part in inhibiting pathogens in the body. This research led us to work in complement system inhibition.

The first clinical compound from our complement inhibitor platform is ACH-4471, which entered phase I clinical development in healthy volunteers in the first quarter of 2016. ACH-4471 is designed to target and inhibit complement factor D, a critical protein in the amplification loop within the alternative pathway of the complement system.

ACH-4471. ACH-4471 is a potent and specific inhibitor of factor D, which has demonstrated complete suppression of the complement alternative pathway with a single oral dose in non-human primates. Further, the compound has demonstrated dose-proportional in vitro suppression of red blood cell destruction, or hemolysis, in plasma samples from PNH patients and similar suppression of cell killing in serum from patients with aHUS. ACH-4471 has exhibited the following characteristics in preclinical studies:

•

Potency. ACH-4471 is highly specific for inhibition of factor D, a protein critical to the amplification of the complement system. In oral administration of ACH-4471 in non-human primates at a dose of 200mg/kg, we noted complete and sustained suppression of alternate pathway activity as shown graphically below.

In preclinical studies, the compound has demonstrated dose-dependent inhibition of hemolysis and deposit of C3, a complement protein, on blood cells, which can lead to further hemolysis. It has been shown in vitro to efficiently block the alternative pathway of the complement system in both PNH and aHUS patients.

•

Pharmacokinetics and Metabolism. Pharmacokinetic results and activity in preclinical studies suggest that ACH-4471 should be explored in clinical development for potential oral dosing once or twice daily.

•

Safety. In animal studies we completed in rats for fourteen days and in dogs for twenty eight days, ACH-4471 demonstrated high safety margins with minimal dose-related effects even at high drug exposures. Three month toxicology studies in both rat and dog are on-going.

Additional Factor D Inhibitors. Our research team has synthesized over 1,200 factor D inhibitor compounds from which we plan to select one or more development candidates to advance into the clinic. Our candidate library contains compounds with various pharmacophysical properties that may be advantageous for various routes of administration. Within the library, we are assessing not only additional drug candidates for oral systemic administration but potential candidates for ophthalmic administration via intravitreal injection and for respiratory indications with an inhaled formulation.

The Complement System

The complement system is part of the body’s immune system. The immune system protects the body by recognizing and eliminating bacteria, viruses and other infectious agents, referred to as pathogens, and abnormal cells such as cancer cells. The activities of the immune system are undertaken by its two components, the innate immune system and the adaptive immune system. The role of the innate immune system is to provide a rapid nonspecific response to pathogens or abnormal cells in the body and to activate the adaptive immune system. The role of the adaptive immune system is to provide a specific response to pathogens or abnormal cells. Once a pathogen or abnormal cell has been recognized, the adaptive immune system generates immune cells and antibodies that specifically attack that pathogen or abnormal cell.

Three biochemical pathways activate the complement system: the alternative pathway, lectin pathway and the classical pathway. At sites of infection, the complement system activates and triggers a series of potent inflammatory responses. There are also many regulatory mechanisms to prevent uncontrolled complement over-activation.

The complement system consists of over 30 small proteins and protein fragments found in the blood, generally synthesized by the liver, and normally circulating in an inactive state. Complement proteins account for about 5% of the globulin portion of blood serum. A number of complement proteins are proteases. When stimulated by one of several triggers, proteases in the system cleave specific proteins and initiate an amplifying cascade of further cleavages. The end-result of this activation cascade is amplification of the response and activation of the pathogen- and cell-killing membrane attack complex, or MAC.

The alternative pathway is one of three complement pathways that opsonize, or prepare a pathogen for destruction, and kill pathogens. The alternative pathway is initiated by the spontaneous hydrolysis, or breaking of protein C3 chemical bonds through the introduction of water. This is sometimes referred to as “tickover” and is the initiation of alternative pathway amplification, or amplification loop. Many inflammatory, autoimmune, neurodegenerative and age-related diseases are associated with inefficient complement regulation or excessive activity of the complement system and are believed to be specifically related to the alternative pathway.

Current therapies, including those in development, to treat PNH target other complement proteins such as C5 or C3 that are active “downstream” of factor D within the protein activation cascade of the complement system.

The PNH Market

PNH is a life-threatening, ultra-rare genetic blood disorder defined by chronic uncontrolled complement activation leading to the destruction of red blood cells, or hemolysis, which can take place both inside, or intravascularly, and outside, or extravascularly, the circulatory system. It is estimated that PNH affects 8,000 to 10,000 people in North America and Western Europe. The chronic hemolysis in patients with PNH may be associated with life-threatening thromboses, recurrent pain, kidney disease, disabling fatigue, severe anemia, pulmonary hypertension, shortness of breath and intermittent episodes of dark-colored urine or hemoglobinuria. The only currently approved therapy for PNH patients is eculizamab, or Soliris®, which originally was approved in 2007 and is currently approved in the United States, Europe, Japan and in several other territories. Sales of Soliris® were reported to be $2.6 billion in 2015.

Benefits of Our Approach

We believe that compounds advanced from our complement inhibitor platform have distinct potential advantages over currently available therapies.

Targeting Factor D

In blood serum, factor D has the lowest concentration of all the complement proteins, including targets of other therapies including C5 and C3. It is therefore limited and has the potential to provide a highly specific target for drug intervention while, we believe, limiting off-target effects. Our expertise in synthetic chemistry has allowed our scientists to utilize crystal structures with high resolution to synthesize compounds that bind specifically to factor D. Further, because factor D is rate-limiting in activation of the alternative pathway, targeting factor D effectively shuts down the amplification loop that can lead to indiscriminant activation of the complement system.

Small Molecule Inhibitors

All our complement factor D inhibitor compounds for the potential treatment of rare and ultra-diseases are orally-available small molecule compounds. This is in contrast to biologic compounds that require intravenous or subcutaneous dosing. Other therapies for both PNH and aHUS are dosed intravenously, requiring frequent hospital visits. We believe that oral dosing can provide a more convenient regimen for patients and their care-givers. In addition, small molecule compounds may have dosing advantages in other complement-mediated diseases such as dry AMD and COPD.

Ability to Treat Patients with Suboptimal Response to Current Therapy

It is estimated that approximately 30% of patients currently treated with eculizumab, the current standard of care for patients with PNH, have suboptimal response in the form of symptomatic extravascular hemolysis due to the accumulation of C3 protein fragments on red blood cells, or due to genetic mutations that prevent binding of eculizumab to C5, the protein target of eculizumab. Patients who respond sub-optimally to eculizumab through extravascular hemolysis often require dosing at higher than recommended levels or greater dosing frequency. We believe that our factor D inhibitor has the potential to prevent or reduce the accumulation of C3 fragments such that additional or higher level dosing can be avoided.

Our Collaboration with Janssen Pharmaceuticals, Inc.

In May 2015, we entered into an exclusive collaboration and license agreement with Janssen and its affiliate, Johnson & Johnson Innovation-JJDC, Inc., or JJDC, which we refer to as the Janssen Agreement. Under the Janssen Agreement, we granted Janssen exclusive worldwide rights to develop and commercialize products that contain one or more of our drug candidates for the treatment of HCV, namely odalasvir, a second-generation NS5A inhibitor, ACH-3422, a NS5B HCV polymerase inhibitor, and sovaprevir, a NS3/4A HCV protease inhibitor. The Janssen Agreement became effective June 29, 2015 upon the early termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or the HSR Act. In addition, upon the closing of the transactions contemplated by the Janssen Agreement, we entered into a stock purchase agreement with JJDC, which we refer to as the JJDC stock purchase agreement. Pursuant to the JJDC stock purchase agreement, on July 1, 2015, we issued 18,367,346 shares of our common stock to JJDC at a price of $12.25 per share for an aggregate purchase price of $225 million. The JJDC stock purchase agreement became effective on July 1, 2015.

Under the terms of the Janssen Agreement, we are eligible to receive (1) up to $115 million of milestone payments based upon achievement of clinical enrollment and dosing in specified studies, substantially all of which is related to dosing in one study, (2) up to an additional $290 million of milestone payments based upon regulatory approvals and first commercial sale in specified territories, the majority of which relates to regulatory approval and the first commercial sale in the U.S., and (3) up to an additional $500 million of milestone payments based upon achieving worldwide sales targets. We are also eligible to receive royalties on worldwide annual net sales of licensed products, if any, at tiered royalty rate percentages beginning in the mid-teens and rising to the low-twenties, subject to customary reductions. The royalty term is determined on a licensed-product-by-licensed-product and country-by-country basis and begins on the first commercial sale of a licensed product in a country and ends on the expiration of the last to expire of specified patents or regulatory exclusivity covering such licensed product in such country or, with a customary royalty reduction, ten years after such first commercial sale if there is no such exclusivity. Janssen will bear the future costs of worldwide development and commercialization of licensed products, subject to specified exceptions relating to our ongoing studies and technology transfer.

Under the Janssen Agreement, Janssen has agreed to use commercially reasonable efforts to develop a specified licensed product toward regulatory approval in several specified major market countries and, if such development is successful, to seek regulatory approval in such countries. Following regulatory approval (and pricing and reimbursement approvals, as applicable) of any licensed product in any of the major market countries, Janssen will use commercially reasonable efforts during the applicable royalty term to commercialize such licensed product in each major market country where it has been approved.

The term of the Janssen Agreement will continue, unless earlier terminated, until expiration of the royalty term for licensed products or all payment obligations thereunder.

Janssen may terminate the Janssen Agreement upon sixty days written notice to us at any time prior to submission of the first application for marketing approval for a licensed product in any of the specified major market countries. Janssen may also terminate the Janssen Agreement under specified circumstances relating to the safety or regulatory approvability of a licensed product. Either we or Janssen may terminate the Janssen Agreement if the other party is in material breach of the agreement and fails to cure such breach within specified cure periods. Either we or Janssen may terminate the Janssen Agreement in the event of specified insolvency events involving the other party. Upon any early termination, rights to our licensed drug candidates will revert to us.

In connection with the closing of the transactions contemplated by the JJDC stock purchase agreement, we and JJDC entered into an Investor Agreement on July 1, 2015, which we refer to as the Investor Agreement. Pursuant to the terms of the Investor Agreement the shares of common stock that we issued and sold to JJDC are subject to lock-up restrictions and voting arrangements. In addition, there are specified limitations on JJDC’s ability to acquire additional shares of our common stock. We have also agreed to provide JJDC with certain “piggyback” registration rights such that for the seven year period following the expiration of the lock-up, subject to specified conditions, whenever we propose to register shares of our common stock for our own account, JJDC will have the right to include some or all of the shares it acquired from us pursuant to the JJDC stock purchase agreement in such registration.

Pursuant to the Janssen Agreement, the JSC consisting of three members from each of Janssen and our company will provide strategic guidance for the joint HCV program. If the JSC fails to reach a unanimous decision on a matter within its authority, the matter shall be referred to the applicable executive officers of Janssen and our company who shall attempt to reach a mutual decision. If the executive officers cannot reach a mutual decision, then Janssen has the deciding vote with regard to such matter.

We established our HCV drug candidate pipeline entirely through our internal discovery capabilities. Through these efforts, we identified and developed a portfolio of drug candidates including odalasvir, ACH-3422 and sovaprevir. The following compounds from our discovery and development efforts are now licensed for further development to Janssen:

•

Odalasvir, a NS5A Inhibitor. We completed three phase IIa clinical trials with odalasvir including the -007 trial with sovaprevir, the -005 study, which examined the use of odalasvir with ribavirin alone, and the Proxy Doublet study which examined the use of odalasvir in combination with sofosbuvir, a nucleotide NS5B polymerase inhibitor marketed by Gilead Sciences, Inc., or Gilead, under the brand name Sovaldi®. HCV patients treated for both eight weeks and six weeks with the combination of odalasvir and sofosbuvir achieved 100% SVR24, or sustained viral response 24 weeks after cessation of therapy, demonstrating the differentiation of odalasvir within the NS5A class. Based upon clinical data presented at global medical meetings by both us and others, we believe odalasvir is the best-in-class NS5A inhibitor. In vitro, odalasvir demonstrated potency at picomolar concentrations in both genotypes 1a and 1b, the genotypes most prevalent in the United States. Other NS5A inhibitors have been challenged to show continued potency against the difficult-to-treat genotype 1a. Odalasvir has also demonstrated activity against all other known genotypes (2, 3, 4, 5 and 6) and has operated synergistically with both NS3 protease and NS5B polymerase inhibitors in in vitro studies. We believe odalasvir offers significant benefits, including.

•	Virology. Odalasvir is highly specific for inhibition of the NS5A non-structural protein of the hepatitis C virus necessary for viral replication. In clinical studies, the compound has demonstrated robust antiviral activity as a single agent, and in combination with ribavirin and sofosbuvir, even in the presence of pre-existing resistance mutations, odalasvir has demonstrated rapid viral load reduction in HCV patients. To date, in both clinical and laboratory testing, genotype 1b patients treated with odalasvir have not generated any resistance mutations in the face of treatment.

•

Pharmacokinetics and Metabolism. Pharmacokinetic results and activity in clinical studies indicate that odalasvir can be dosed once daily and has a low potential for drug-drug interactions, or DDI, based on multiple DDI studies we have conducted.

•	Safety. In animal studies completed in two species for periods of up to three months, odalasvir demonstrated high safety margins with minimal dose-related effects even at high drug exposures.

•

ACH-3422, a NS5B Nucleotide Polymerase Inhibitor. ACH-3422 has demonstrated excellent potency and was well-tolerated in a phase Ib proof of concept study in which HCV patients receiving a once-daily 700mg dose of ACH-3422 for 14 days demonstrated mean maximal viral load reduction of 4.6 log10.

•

Sovaprevir, a NS3/4A Protease Inhibitor. We have completed a phase II clinical trial that evaluated 12 weeks of treatment consisting of sovaprevir and our NS5A inhibitor, odalasvir, with ribavirin for the treatment of genotype 1 HCV (the -007 trial). In this trial, genotype 1b patients achieved 100% SVR24; however, in genotype 1a patients, the combination regimen results were suboptimal.

In October 2015, we announced that Janssen had initiated phase IIa clinical testing of a triple combination regimen consisting of Olysio®, a protease inhibitor marketed by Janssen, AL-335, a nucleotide polymerase inhibitor in clinical development by Janssen, and odalasvir. The trial will evaluate the safety, pharmacokinetics and efficacy of the combination treatment in patients with genotype 1 chronic hepatitis C virus (HCV). Based on information we have been provided by Janssen and the JSC, we anticipate that this phase IIa trial may be completed in 2016 with interim results available in the first half of 2016.

The HCV Market

The hepatitis-C virus is a common cause of viral hepatitis, which leads to inflammation of the liver. HCV infection is contracted by transmission through the blood of an infected person. Hepatitis due to HCV can result in an acute process in which a person is affected for only several months and then the virus is cleared from the body. However, the Department of Health and Human Services Centers for Disease Control, or CDC, estimates that 70% to 85% of newly infected individuals become chronically infected following exposure. HCV disease progression then occurs over a period of 20 to 30 years during which patients are generally asymptomatic, meaning they exhibit no symptoms of the disease, until they experience late-stage disease. Chronic hepatitis can lead to permanent liver damage, which can result in the development of liver cancer, liver failure or death. Estimates by the World Health Organization indicate that approximately 130 million to 150 million individuals worldwide are chronically infected with HCV.

The HCV market has seen significant change in recent years, notably with the 2011-2013 introductions of the first directly acting antivirals (DAAs)—protease inhibitors boceprevir (Victrelis®), telaprevir (Incivek®), simeprevir (Olysio®), and nucleotide polymerase inhibitor, sofosbuvir (Sovaldi®). These were first approved for treatment of patients with HCV genotype 1 in combination with pegylated interferon and ribavirin. Sofosbuvir was also approved for use with ribavirin alone for use in treatment of patients with HCV genotype 2. In 2014, all-oral combination regimens entered the market including the combination of sofosbuvir and ledipasvir (Harvoni®) and the ombitasvir/paritaprevir/ritonavir/dasabuvir/ribavirin combination (Viekira Pak™). In 2016, the oral combination of elbasvir/grazoprevir (Zepatier) also entered the HCV market. These treatment regimens for HCV offer improved SVR rates for patients of the appropriate genotype, who do not have base-line resistant viral variants, and who can tolerate the combination therapy. Sales for marketed HCV regimens were reported at approximately $23 billion in 2015, including sales of boceprevir (Victrelis®), telaprevir (Incivek®) sofosbuvir

(Sovaldi®) and sofosbuvir/ledipasvir (Harvoni™) by Gilead and Viekira Pak™ by Abbvie. Even though the number of patients treated for HCV is anticipated to peak in 2016 through 2020, and competitive pricing may result from the introduction of all-oral combination regimens with broad genotypic coverage in 2015 and beyond, the HCV DAA market is expected to exceed $15 billion annually for the next several years in the combined markets of the United States, the European Union and Japan.

Despite recent improvements in the treatment landscape for HCV infected patients, there remains a goal for a new HCV therapy that addresses the needs of a broader range of HCV patients, both across the spectrum of HCV genotypes 1—6, and across varying stages of liver disease, and that shortens the duration of treatment. We believe our collaboration with Janssen can provide a combination regimen that contains our NS5A inhibitor, odalasvir, in combination with other agents that can effectively address these goals.

Our Drug Discovery Programs and Capabilities

To date we have successfully advanced eight drug candidates into human clinical trials, with two additional drug candidates that we advanced into late-stage preclinical studies. We discovered nine of these ten drug candidates in house by applying our expertise in biology and synthetic chemistry. We intend to continue to capitalize on our internal drug discovery and development capabilities to expand our drug candidate portfolio.

From early lead identification through clinical candidate selection, we have coupled our knowledge base in genomic replication targets with an integrated drug discovery infrastructure to aid in the advancement of our discovery programs.

Target Selection and Assay Development

We are focused on addressing unmet medical needs with an emphasis on inhibiting essential proteins or enzymes with small molecule inhibitors. We select targets for our drug discovery programs based upon the relevance of the target to key steps within the biological system, our ability to develop appropriate assays for early assessment of potency, selectivity and safety and our ability to identify small molecules that can be optimized within a reasonable time period to become drug candidates.

Compound Synthesis, Hit Identification and Lead Optimization

Our focused compound library contains a diverse set of molecules that have been synthesized for specific biological targets. We have developed the following tools that enable us to manage our compounds efficiently and advance our programs:

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

•

ComplementWiki is an in-house database of ongoing and completed complement- related drug development and clinical trial designs and results. It also has an in-house developed, user friendly interface for accessing and analyzing this data;

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

Preclinical Candidate Selection

A cornerstone of our approach to drug discovery and development is the early assessment of the drug-like properties associated with optimized lead compounds. Potency and activity against a given target are necessary but not sufficient predictors of eventual successful clinical development of a new drug. In order to perform an early assessment of the potential for successful development, prior to progression of a compound into late-stage preclinical studies in support of clinical trials, we rigorously evaluate compounds in numerous tests relating to safety, metabolism, pharmacokinetic properties and physical properties associated with the feasibility for an oral formulation.

Competition

The development and commercialization of new drug products is highly competitive. We expect that we, our collaborators and future collaborators, if any, will face significant competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide with respect to any of our drug candidates that we, or they, may seek to develop or commercialize. There are a number of pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of drug candidates for the treatment of the key complement-mediated disease indications. For example, Alexion’s eculizumab (Soliris®) is a marketed therapy for the treatment of PNH and aHUS. Akari, Alexion, Alnylam, Amyndas, Apellis, Bio Cryst, Omeros, Ra Pharma and True North have complement factor inhibitor therapies in development for other hematologic diseases. Additionally, Genentech is developing an anti-factor D antibody treatment for dry AMD. Novartis also has intellectual property rights in the complement area. In the HCV market, there are a number of pharmaceutical companies that currently market and sell products for HCV or are pursuing the development of drug candidates for HCV including Abbvie Pharmaceuticals, Enanta, Gilead Sciences, Merck and Regulus Therapeutics.

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

Intellectual Property

Our strategy is to pursue patents, developed internally and licensed from third parties, and other means to protect our technology, inventions and improvements that are commercially important to the development of our business. We also rely on trade secrets that may be important to the development of our business.

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

Our complement inhibitor patent portfolio currently includes a number of pending U.S. provisional and non-provisional applications as well as eight international applications filed under the Patent Cooperation Treaty, referred to as the PCT. These patents and patent applications, if issued, will expire on various dates between 2035 and 2036. The patent applications contain claims directed to classes of compounds, methods of use, mechanisms of action, and research assays.

In 2015, we entered into an exclusive collaboration and license agreement with Janssen and its affiliate. Under the Janssen Agreement, we granted Janssen exclusive worldwide rights to develop and commercialize products that contain one or more of our drug candidates for the treatment of HCV, namely odalasvir, a second-generation NS5A inhibitor, ACH-3422, a NS5B HCV polymerase inhibitor, and sovaprevir, a NS3/4A HCV protease inhibitor. Under the Janssen Agreement, we have granted Janssen an exclusive, worldwide license to our intellectual property related to these compounds. Our hepatitis C patent portfolio currently includes ten issued U.S. patents, nine pending applications, as well as a large number of associated foreign patents and pending applications. These patents and patent applications, if issued, will expire on various dates between 2025 and 2034. The patent applications contain claims directed to classes of compounds, methods of use, mechanism of action, and research assays.

Our antibacterial patent portfolio currently includes seven issued United States patents and a number of granted and pending patent applications in foreign jurisdictions. These patents and patent applications, if issued, will expire on various dates between 2026 and 2031. The patent applications contain claims directed to classes of compounds, methods of use, and processes for synthesis pertaining to ACH-702, our antibacterial lead candidate.

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

Our HIV patent portfolio currently includes two issued United States patents and several issued foreign patents applications. We either own or hold exclusive worldwide licenses from Yale University and Emory University to these patents. The patents will expire in 2016 and 2023. The issued U.S. patents contain claims directed to elvucitabine chemical compound, method of use, synthesis, and formulation.

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

We are party to a number of licenses that give us rights to third-party intellectual property that is necessary or useful for our business in the area of HIV and HBV. In particular, we have obtained licenses from Yale University and Emory University with respect to elvucitabine. We may enter into additional licenses for third-party intellectual property in the future. Our success will depend in part on the ability of our licensors to obtain, maintain and enforce patent protection for their intellectual property, in particular, those patents to which we have secured exclusive rights.

Manufacturing and Supply

We currently rely on contract manufacturers to produce drug substances and drug products required for our clinical trials under current good manufacturing practices (cGMP), with oversight by our internal managers. We plan to continue to rely upon contract manufacturers and collaboration partners to manufacture commercial quantities of our drug candidates if and when approved for marketing by the FDA. We currently rely on a limited number of manufacturers for the preclinical or clinical supplies of each of our drug candidates we are developing and do not currently have relationships for redundant supply or a second source for any of these drug candidates. We believe that there are alternate sources of supply that can satisfy our clinical trial requirements without significant delay or material additional costs.

Sales and Marketing

We intend to establish our own sales and marketing capabilities if and when we obtain regulatory approval of our drug candidates. In North America and Western Europe, patients in the markets for our drug candidates are largely managed by medical specialists in the areas of infectious diseases, hepatology and gastroenterology. Historically, companies have experienced substantial commercial success through the deployment of specialized sales forces which can address a majority of key prescribers, particularly within the infectious disease marketplace. Therefore, we expect to utilize a specialized sales force in North America for the sales and marketing of drug candidates that we may successfully develop. We currently have no marketing, sales or distribution capabilities. In order to participate in the commercialization of any of our drugs, we must develop these capabilities on our own or in collaboration with third parties. We may also choose to hire a third party to provide sales personnel instead of developing our own staff.

Outside of North America, and in situations or markets where a more favorable return may be realized through licensing commercial rights to a third party, we may license a portion or all of our commercial rights in a territory to a third party in exchange for one or more of the following: up-front payments, research funding, development funding, milestone payments and royalties on drug sales.

Under the Janssen Agreement, we granted Janssen exclusive worldwide rights to develop and commercialize products that contain one or more of our drug candidates for the treatment of HCV, namely odalasvir, a second-generation NS5A inhibitor, ACH-3422, a NS5B HCV polymerase inhibitor, and sovaprevir, a NS3/4A HCV protease inhibitor.

Regulatory Matters

Government Regulation and Product Approval

Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions, including the European Union, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, sales, post-approval monitoring and reporting, and import and export of pharmaceutical products. The processes for obtaining regulatory approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations, require the expenditure of substantial time and financial resources.

Review and Approval of Drugs in the United States

In the United States, the FDA approves and regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and implementing regulations. The failure to comply with requirements under the FDCA and other applicable laws at any time during the product development process, approval process or after approval may subject an applicant and/or sponsor to a variety of administrative or judicial sanctions, including refusal by the FDA to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters and other types of letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, or civil or criminal investigations and penalties brought by the FDA and the Department of Justice or other governmental entities.

A drug product candidate must be approved by the FDA through the new drug application, or NDA. An applicant seeking approval to market and distribute a new drug product in the United States must typically undertake the following:

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

•	preparation and submission to the FDA of a new drug application, or NDA, requesting marketing for one or more proposed indications;

•	review by an FDA advisory committee, where appropriate or if applicable;

•

satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with current Good Manufacturing Practices, or cGMP, requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;

•	satisfactory completion of FDA audits of clinical trial sites to assure compliance with GCPs and the integrity of the clinical data;

•	payment of user fees and securing FDA approval of the NDA; and

•

compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and the potential requirement to conduct post-approval studies.

Preclinical Studies

Before an applicant begins testing a compound with potential therapeutic value in humans, the drug candidate enters the preclinical testing stage. Preclinical studies include laboratory evaluation of the purity and stability of the manufactured drug substance or active pharmaceutical ingredient and the formulated drug or drug product, as well as in vitro and animal studies to assess the safety and activity of the drug for initial testing in humans and to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations. The results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical studies, among other things, are submitted to the FDA as part of an IND. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, and long term toxicity studies, may continue after the IND is submitted.

The IND and IRB Processes

An IND is an exemption from the FDCA that allows an unapproved drug to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer an investigational drug to humans. Such authorization must be secured prior to interstate shipment and administration of any new drug that is not the subject of an approved NDA. In support of a request for an IND, applicants must submit a protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, are submitted to the FDA as part of an IND. The FDA requires a 30-day waiting period after the filing of each IND before clinical trials may begin. This waiting period is designed to allow the FDA to review the IND to determine whether human research subjects will be exposed to unreasonable health risks. At any time during this 30-day period, or thereafter, the FDA may raise concerns or questions about the conduct of the trials as outlined in the IND and impose a clinical hold or partial clinical hold. In this case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin (or resume if the clinical trial had been ongoing at the time a clinical hold was imposed).

In addition to the foregoing IND requirements, an IRB representing each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must conduct continuing review and reapprove the study at least annually. The IRB must review and approve, among other things, the study protocol and informed consent information to be provided to study subjects. An IRB must operate in compliance with FDA regulations. Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health, or NIH, for public dissemination on its ClinicalTrials.gov website. An IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients.

Human Clinical Studies in Support of an NDA

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include, among other things, the requirement that all research subjects provide their informed consent in writing before their participation in any clinical trial. Clinical trials are conducted under written study protocols detailing, among other things, the inclusion and exclusion criteria, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated.

Human clinical trials are typically conducted in four sequential phases, which may overlap or be combined:

•

Phase 1. The drug is initially introduced into a small number of healthy human subjects or, in certain indications such as cancer, patients with the target disease or condition (e.g., cancer) and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of its effectiveness and to determine optimal dosage.

•

Phase 2. The drug is administered to a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

•

Phase 3. These clinical trials are commonly referred to as “pivotal” studies, which denotes a study that presents the data that the FDA or other relevant regulatory agency will use to determine whether or not to approve a drug. The drug is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well-controlled clinical trials to generate enough data to statistically evaluate the efficacy and safety of the product for approval, identify adverse effects, establish the overall risk-benefit profile of the product and to provide adequate information for the labeling of the product.

•

Phase 4. Post-approval studies may be conducted after initial marketing approval. These studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication.

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. In addition, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the drug; and any clinically important increase in the case of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The FDA or the sponsor or the data monitoring committee may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. The FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted.

Section 505(b)(2) NDAs

NDAs for most new drug products are based on two full clinical studies which must contain substantial evidence of the safety and efficacy of the proposed new product for the proposed use. These applications are submitted under Section 505(b)(1) of the FDCA. The FDA is, however, authorized to approve an alternative type of NDA under Section 505(b)(2) of the FDCA. This type of application allows the applicant to rely, in part, on the FDA’s previous findings of safety and efficacy for a similar product, or published literature. Specifically, Section 505(b)(2) applies to NDAs for a drug for which the investigations made to show whether or not the drug is safe for use and effective in use and relied upon by the applicant for approval of the application “were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted.”

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

Review of an NDA by the FDA

If clinical trials are successful, the next step in the drug development process is the preparation and submission to the FDA of a NDA. The NDA is the vehicle through which drug applicants formally propose that the FDA approve a new drug for marketing and sale in the United States for one or more indications. The NDA must contain a description of the manufacturing process and quality control methods, as well as results of preclinical tests, toxicology studies, clinical trials and proposed labeling, among other things. Every new drug must be the subject of an approved NDA before it may be commercialized in the United States. Under federal law, the submission of most NDAs is subject to an application user fee, currently exceeding $2.3 million, and the sponsor of an approved NDA is also subject to annual product and establishment user fees, currently exceeding $114,000 per product and $585,000 per establishment. These fees are typically increased annually. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for drugs with orphan designation and a waiver for certain small businesses, an exception from the establishment fee when the establishment does not engage in manufacturing the drug during a particular fiscal year, and an exception from the product fee for a drug that is the same as another drug approved under an abbreviated pathway.

Following submission of an NDA, the FDA conducts a preliminary review of an NDA generally within 60 calendar days of its receipt and strives to inform the sponsor by the 74th day after the FDA’s receipt of the submission to determine whether the application is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA has agreed to specified performance goals in the review process of NDAs. Under that agreement, 90% of applications seeking approval of New Molecular Entities, or NMEs, are meant to be reviewed within ten months from the date on which FDA accepts the NDA for filing, and 90% of applications for NMEs that have been designated for “priority review” are meant to be reviewed within six months of the filing date. For applications seeking approval of drugs that are not NMEs, the ten-month and six-month review periods run from the date that FDA receives the application. The review process and the Prescription Drug User Fee Act goal date may be extended by the FDA for three additional months to consider new information or clarification provided by the applicant to address an outstanding deficiency identified by the FDA following the original submission.

Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is or will be manufactured. These pre-approval inspections may cover all facilities associated with an NDA submission, including drug component manufacturing (e.g., active pharmaceutical ingredients), finished drug product manufacturing, and control testing laboratories. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. In addition, as a condition of approval, the FDA may require an applicant to develop a REMS. REMS use risk minimization strategies beyond the professional labeling to ensure that the benefits of the product outweigh the potential risks. To determine whether a REMS is needed, the FDA will consider the size of the population likely to use the product, seriousness of the disease, expected benefit of the product, expected duration of treatment, seriousness of known or potential adverse events, and whether the product is a new molecular entity.

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

Post-Approval Requirements

If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. In addition, the FDA may require post marketing requirements, which are designed to further assess drug safety and effectiveness and may require testing and surveillance programs to monitor the safety of approved products that have been commercialized.

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

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, suspension of the approval, or complete withdrawal of the product from the market or product recalls;

•	fines, warning letters or holds on post-approval clinical trials;

•	refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product license approvals;

•	product seizure or detention, or refusal to permit the import or export of products; or

•	injunctions or the imposition of civil or criminal penalties.

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

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, and its implementing regulations, as well as the Drug Supply Chain Security Act, or DSCA, which regulate the distribution and tracing of prescription drugs and prescription drug samples at the federal level, and set minimum standards for the regulation of drug distributors by the states. The PDMA, its implementing regulations and state laws limit the distribution of prescription pharmaceutical product samples, and the DSCA imposes requirements to ensure accountability in distribution and to identify and remove counterfeit and other illegitimate products from the market.

Abbreviated New Drug Applications for Generic Drugs

In 1984, with passage of the Hatch-Waxman Amendments to the FDCA, Congress established an abbreviated regulatory scheme authorizing the FDA to approve generic drugs that are shown to contain the same active ingredients as, and to be bioequivalent to, drugs previously approved by the FDA pursuant to NDAs. To obtain approval of a generic drug, an applicant must submit an abbreviated new drug application, or ANDA, to the agency. An ANDA is a comprehensive submission that contains, among other things, data and information pertaining to the active pharmaceutical ingredient, bioequivalence, drug product formulation, specifications and stability of the generic drug, as well as analytical methods, manufacturing process validation data and quality control procedures. ANDAs are “abbreviated” because they generally do not include preclinical and clinical data to demonstrate safety and effectiveness. Instead, in support of such applications, a generic manufacturer may rely on the preclinical and clinical testing previously conducted for a drug product previously approved under an NDA, known as the reference-listed drug, or RLD.

Specifically, in order for an ANDA to be approved, the FDA must find that the generic version is identical to the RLD with respect to the active ingredients, the route of administration, the dosage form, the strength of the drug and the conditions of use of the drug. At the same time, the FDA must also determine that the generic drug is “bioequivalent” to the innovator drug. Under the statute, a generic drug is bioequivalent to a RLD if “the rate and extent of absorption of the drug do not show a significant difference from the rate and extent of absorption of the listed drug.” Upon approval of an ANDA, the FDA indicates whether the generic product is “therapeutically equivalent” to the RLD in its publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” also referred to as the “Orange Book.” Physicians and pharmacists consider a therapeutic equivalent generic drug to be fully substitutable for the RLD. In addition, by operation of certain state laws and numerous health insurance programs, the FDA’s designation of therapeutic equivalence often results in substitution of the generic drug without the knowledge or consent of either the prescribing physician or patient.

Under the Hatch-Waxman Amendments, the FDA may not approve an ANDA until any applicable period of non-patent exclusivity for the RLD has expired. The FDCA provides a period of five years of non-patent data exclusivity for a new drug containing a new chemical entity. For the purposes of this provision, a new chemical entity, or NCE, is a drug that contains no active moiety that has previously been approved by the FDA in any other NDA. An active moiety is the molecule or ion responsible for the physiological or pharmacological action of the drug substance. In cases where such NCE exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification, in which case the applicant may submit its application four years following the original product approval. The FDCA also provides for a period of three years of exclusivity if the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the applicant and are essential to the approval of the application.

Orphan Drug Designation and Exclusivity

Under the Orphan Drug Act, the FDA may designate a drug product as an “orphan drug” if it is intended to treat a rare disease or condition, generally meaning that it affects fewer than 200,000 individuals in the United States, or more in cases in which there is no reasonable expectation that the cost of developing and making a drug product available in the United States for treatment of the disease or condition will be recovered from sales of the product. A company must request orphan drug designation before submitting an NDA for the drug and rare disease or condition. If the request is granted, the FDA will disclose the identity of the therapeutic agent and its potential use. Orphan drug designation does not shorten the PDUFA goal dates for the regulatory review and approval process, although it does convey certain advantages such as tax benefits and exemption from the PDUFA application fee.

If a product with orphan designation receives the first FDA approval for the disease or condition for which it has such designation or for a select indication or use within the rare disease or condition for which it was designated, the product generally will receive orphan drug exclusivity. Orphan drug exclusivity means that the FDA may not approve another sponsor’s marketing application for the same drug for the same indication for seven years, except in certain limited circumstances. Orphan exclusivity does not block the approval of a different drug for the same rare disease or condition, nor does it block the approval of the same drug for different indications. If a drug designated as an orphan drug ultimately receives marketing approval for an indication broader than what was designated in its orphan drug application, it may not be entitled to exclusivity. Orphan exclusivity will not bar approval of another product under certain circumstances, including if a subsequent product with the same drug for the same indication is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or providing a major contribution to patient care, or if the company with orphan drug exclusivity is not able to meet market demand.

Pediatric Studies and Exclusivity

Under the Pediatric Research Equity Act, an NDA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the drug product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. With enactment of the Food and Drug Safety and Innovation Act, or the FDASIA, in 2012, sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, any deferral or waiver requests, and any other information required by regulation. The applicant, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other, and agree upon a final plan. The FDA or the applicant may request an amendment to the plan at any time.

The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. Additional requirements and procedures relating to deferral requests and requests for extension of deferrals are contained in FDASIA. Unless and until FDA promulgates a regulation stating otherwise, the pediatric data requirements do not apply to products with orphan designation.

Pediatric exclusivity is another type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity, including the non-patent and orphan exclusivity. In order to obtain pediatric exclusivity, a sponsor and the FDA have to agree on a Written Request which details the studies that need to be conducted in order for the product to obtain pediatric exclusivity. The data from these studies does not need to show the product is effective in the pediatric population studied. If reports of the studies outlined in the Written Request are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another application. With regard to patents, the six-month pediatric exclusivity period will not attach to any patents for which an ANDA or 505(b)(2) applicant submitted a paragraph IV patent certification, unless the NDA sponsor or patent owner first obtains a court determination that the patent is valid and infringed by the proposed product.

Review and Approval of Drug Products Outside the United States

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

Clinical Trial Approval in the EU

Pursuant to the currently applicable Clinical Trials Directive 2001/20/EC and the Directive 2005/28/EC on Good Clinical Practice, or GCP, an applicant must obtain approval from the competent national authority of the EU Member State in which the clinical trial is to be conducted. If the clinical trial is conducted in different EU Member States, the competent authorities in each of these EU Member States must provide their approval for the conduct of the clinical trial. Furthermore, the applicant may only start a clinical trial at a specific study site after the competent ethics committee has issued a favorable opinion.

In April 2014, the EU adopted a new Clinical Trials Regulation (EU) No 536/2014, which is set to replace the current Clinical Trials Directive 2001/20/EC. The new Clinical Trials Regulation will be directly applicable to and binding in all 28 EU Member States without the need for any national implementing legislation. The new Clinical Trials Regulation (EU) No 536/2014 will become applicable no earlier than 28 May 2016. It will overhaul the current system of approvals for clinical trials in the EU. Specifically, the new legislation aims at simplifying and streamlining the approval of clinical trials in the EU. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial will be required to submit a single application for approval of a clinical trial to a reporting EU Member State (RMS) through an EU Portal. The submission procedure will be the same irrespective of whether the clinical trial is to be conducted in a single EU Member State or in more than one EU Member State. The Clinical Trials Regulation also aims to streamline and simplify the rules on safety reporting for clinical trials.

Marketing Authorization

In the EU, marketing authorizations for medicinal products may be obtained through several different procedures founded on the same basic regulatory process.

The centralized procedure provides for the grant of a single marketing authorization that is valid for all EU Member States. The centralized procedure is compulsory for medicinal products produced by certain biotechnological processes, products designated as orphan medicinal products, and products with a new active substance indicated for the treatment of certain diseases,. It is optional for those products that are highly innovative or for which a centralized process is in the interest of patients. Under the centralized procedure in the EU, the maximum timeframe for the evaluation of a MAA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the Committee for Medicinal Products for Human use or CHMP. Accelerated evaluation may be granted by the CHMP in exceptional cases. These are defined as circumstances in which a medicinal product is expected to be of a “major public health interest.” Three cumulative criteria must be fulfilled in such circumstances: the seriousness of the disease, such as severely disabling or life-threatening diseases, to be treated; the absence or insufficiency of an appropriate alternative therapeutic approach; and anticipation of high therapeutic benefit. In these circumstances, the EMA ensures that the opinion of the CHMP is given within 150 days.

The decentralized procedure provides for approval by one or more other concerned EU Member States of an assessment of an application for marketing authorization conducted by one EU Member State, known as the reference EU Member State. In accordance with this procedure, an applicant submits an application for marketing authorization to the reference EU Member State and the concerned EU Member States. This application is identical to the application that would be submitted to the EMA for authorization through the centralized procedure. The reference EU Member State prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. The resulting assessment report is submitted to the concerned EU Member States which, within 90 days of receipt, must decide whether to approve the assessment report and related materials. If a concerned EU Member State cannot approve the assessment report and related materials due to concerns relating to a potential serious risk to public health, disputed elements may be referred to the European Commission, whose decision is binding on all EU Member States. In accordance with the mutual recognition procedure, the sponsor applies for national marketing authorization in one EU Member State. Upon receipt of this authorization the sponsor can then seek the recognition of this authorization by other EU Member States. Authorization in accordance with either of these procedures will result in authorization of the medicinal product only in the reference EU Member State and in the other concerned EU Member States.

A marketing authorization may be granted only to an applicant established in the EU. Regulation No. 1901/2006 provides that, prior to validating a marketing authorization in the EU, an applicant must demonstrate compliance with all measures included in a Pediatric Investigation Plan, or PIP, approved by the Pediatric Committee of the EMA, covering all subsets of the pediatric population, unless the EMA has granted a product-specific waiver, class waiver, or a deferral for one or more of the measures included in the PIP.

Orphan Drug Designation and Exclusivity in the EU

Regulation (EC) No 141/2000 and Regulation (EC) No. 847/2000 provide that a product can be designated as an orphan medicinal product by the European Commission if its sponsor can establish that the product is intended for the diagnosis, prevention or treatment of: (1) a life-threatening or chronically debilitating condition affecting not more than five in ten thousand persons in the EU when the application is made, or (2) a life-threatening, seriously debilitating or serious and chronic condition in the EU and that without incentives the medicinal product is unlikely to be developed. For either of these conditions, the applicant must demonstrate that there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the EU or, if such method exists, the medicinal product will be of significant benefit to those affected by that condition.

Once authorized, orphan medicinal products are entitled to ten years of market exclusivity in all EU Member States and, in addition, a range of other benefits during the development and regulatory review process, including scientific assistance for study protocols, authorization through the centralized marketing authorization procedure covering all member countries and a reduction or elimination of registration and marketing authorization fees. However, marketing authorization may be granted to a similar medicinal product with the same orphan indication during the ten year period with the consent of the marketing authorization holder for the original orphan medicinal product or if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities. Marketing authorization may also be granted to a similar medicinal product with the same orphan indication if the product is safer, more effective or otherwise clinically superior to the original orphan medicinal product. The period of market exclusivity may, in addition, be reduced to six years if it can be demonstrated on the basis of available evidence that the original orphan medicinal product is sufficiently profitable not to justify maintenance of market exclusivity.

Pharmaceutical Coverage, Pricing and Reimbursement

In the United States and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Significant uncertainty exists as to the coverage and reimbursement status of products approved by the FDA and other government authorities. Thus, even if a product candidate is approved, sales of the product will depend, in part, on the extent to which third-party payors, including government health programs in the United States such as Medicare and Medicaid, commercial health insurers and managed care organizations, provide coverage, and establish adequate reimbursement levels for, the product. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors are increasingly challenging the prices charged, examining the medical necessity, and reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the approved products for a particular indication.

In order to secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costs required to obtain FDA or other comparable marketing approvals. Nonetheless, product candidates may not be considered medically necessary or cost effective. A decision by a third-party payor not to cover a product candidate could reduce physician utilization once the product is approved and have a material adverse effect on sales, results of operations and financial condition. Additionally, a payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage and reimbursement for the product, and the level of coverage and reimbursement can differ significantly from payor to payor.

The containment of healthcare costs also has become a priority of federal, state and foreign governments and the prices of drugs have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit a company’s revenue generated from the sale of any approved products. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which a company or its collaborators receive marketing approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Outside the United States, ensuring adequate coverage and payment for a product also involves challenges. Pricing of prescription pharmaceuticals is subject to governmental control in many countries. Pricing negotiations with governmental authorities can extend well beyond the receipt of regulatory marketing approval for a product and may require a clinical trial that compares the cost effectiveness of a product to other available therapies. The conduct of such a clinical trial could be expensive and result in delays in commercialization.

In the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular drug candidate to currently available therapies or so called health technology assessments, in order to obtain reimbursement or pricing approval. For example, the European Union provides options for its member states to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. European Union member states may approve a specific price for a product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other member states allow companies to fix their own prices for products, but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many countries in the European Union have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the European Union. The downward pressure on health care costs in general, particularly prescription drugs, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various European Union member states, and parallel trade, i.e., arbitrage between low-priced and high-priced member states, can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any products, if approved in those countries.

Healthcare Law and Regulation

Healthcare providers and third-party payors play a primary role in the recommendation and prescription of drug products that are granted marketing approval. Arrangements with providers, consultants, third-party payors and customers are subject to broadly applicable fraud and abuse, anti-kickback, false claims laws, reporting of payments to physicians and teaching physicians and patient privacy laws and regulations and other healthcare laws and regulations that may constrain business and/or financial arrangements. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

•

the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid;

•

the federal civil and criminal false claims laws, including the civil False Claims Act, and civil monetary penalties laws, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false, fictitious or fraudulent or knowingly making, using or causing to made or used a false record or statement to avoid, decrease or conceal an obligation to pay money to the federal government.

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal criminal laws that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, which impose obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•

the federal false statements statute, which prohibits knowingly and willfully falsifying, concealing ·or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

•

the federal transparency requirements known as the federal Physician Payments Sunshine Act, under the Patient Protection and Affordable Care Act, as amended by the Health Care Education Reconciliation Act, or the Affordable Care Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, within the United States Department of Health and Human Services, information related to payments and other transfers of value made by that entity to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to healthcare items or services that are reimbursed by non-governmental third-party payors, including private insurers.

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

Healthcare Reform

A primary trend in the United States healthcare industry and elsewhere is cost containment. There have been a number of federal and state proposals during the last few years regarding the pricing of pharmaceutical and biopharmaceutical products, limiting coverage and reimbursement for drugs and other medical products, government control and other changes to the healthcare system in the United States.

By way of example, the United States and state governments continue to propose and pass legislation designed to reduce the cost of healthcare. In March 2010, the United States Congress enacted the Affordable Care Act, which, among other things, includes changes to the coverage and payment for products under government health care programs. Among the provisions of the Affordable Care Act of importance to potential drug candidates are:

•

an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs, although this fee would not apply to sales of certain products approved exclusively for orphan indications;

•

expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;

•

expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate for both branded and generic drugs and revising the definition of “average manufacturer price,” or AMP, for calculating and reporting Medicaid drug rebates on outpatient prescription drug prices and extending rebate liability to prescriptions for individuals enrolled in Medicare Advantage plans;

•	addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;

•	expanded the types of entities eligible for the 340B drug discount program;

•

established the Medicare Part D coverage gap discount program by requiring manufacturers to provide a 50% point-of-sale-discount off the negotiated price of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D;

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;

•

the Independent Payment Advisory Board, or IPAB, which has authority to recommend certain changes to the Medicare program to reduce expenditures by the program that could result in reduced payments for prescription drugs. However, the IPAB implementation has been not been clearly defined. PPACA provided that under certain circumstances, IPAB recommendations will become law unless Congress enacts legislation that will achieve the same or greater Medicare cost savings; and

•

established the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending. Funding has been allocated to support the mission of the Center for Medicare and Medicaid Innovation from 2011 to 2019.

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. For example, in August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2012 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs.

This includes aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2024 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Segment Reporting

We are engaged solely in the discovery and development of innovative small molecule drug therapies for infectious diseases and immune system disorders. Accordingly, we have determined that we operate in one operating segment.

Employees

As of February 19, 2016, we had 79 full-time employees and one part-time employee, 32 of whom hold doctoral degrees. Approximately 57 of our employees are engaged in research and development, with the remainder engaged in administration, finance and business development functions. None of our employees is represented by a labor union or covered by collective bargaining agreements. We believe our relations with our employees are good.

Information Available on the Internet

Our Internet address is www.achillion.com. We are not including the information contained in our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file such materials with the Securities and Exchange Commission, or the SEC. We also make available on our website our corporate governance guidelines, the charters for our audit committee, nominating and corporate governance committee and compensation committee, and our code of business conduct and ethics, which applies to our directors, officers and employees, and such information is available in print and free of charge to any of our stockholders who requests it. In addition, we intend to disclose on our website any amendments to, or waivers from, our code of business conduct and ethics that are required to be publicly disclosed pursuant to rules of the SEC.

Executive Officers of the Registrant

Name	Age	Position
Milind S. Deshpande, Ph.D.	59	President and Chief Executive Officer, Director
Mary Kay Fenton	51	Executive Vice President and Chief Financial Officer
David Apelian, M.D., Ph.D.	50	Executive Vice President and Chief Medical Officer
Joel Barrish, Ph.D.	58	Executive Vice President and Chief Scientific Officer
Martha Manning, Esq.	61	Executive Vice President, General Counsel and Corporate Secretary
Joseph Truitt	51	Executive Vice President and Chief Commercial Officer

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

Joel Barrish. Ph.D. Executive Vice President and Chief Scientific Officer. Prior to joining Achillion in January 2016, Dr. Barrish was Vice President and Head of Discovery Chemistry at Bristol-Myers Squibb, or BMS, a global pharmaceutical company, from December 2010 to December 2015, leading chemical research on small molecules and other modalities across all therapeutic areas and sites. Prior to that role, from January 1990 to December 2010, he was responsible for teams at BMS that advanced more than 20 compounds into clinical development including SPRYCEL® (dasatinib), a marketed kinase inhibitor used for the treatment of chronic myelogenous leukemia, which he co-invented. He and his co-inventors received the 2008 Thomas Alva Edison Patent Award for its discovery. Dr. Barrish has co-authored over 120 peer-reviewed publications, is a co-inventor on more than 35 issued U.S. patents, and has been invited to give more than 40 lectures at international conferences and universities. In 2010, Dr. Barrish was elected to the Executive Committee of the American Chemical Society Medicinal Chemistry Division and served as its Chair in 2013. He was named an American Chemical Society Fellow in 2012. Dr. Barrish is also a Scientific Advisory Board member for the chemistry departments at the University of Pennsylvania. Dr. Barrish graduated summa cum laude in Chemistry from the University of Pennsylvania and received a doctorate in Organic Chemistry from Columbia University.

Martha Manning, Esq., Executive Vice President, General Counsel and Corporate Secretary. Prior to joining Achillion in February 2016, Ms. Manning was General Counsel of iCeutica Inc., a drug development company from 2013 to 2016. She served as Chief Legal Officer of OraPharma, Inc., a pharmaceutical company, from 2011 to 2012 when the company was acquired by Valeant Pharmaceuticals, Inc. She joined OraPharma from Sandoz Inc., the generic pharmaceutical division of Novartis, where she served as Vice President and General Counsel from 2008 to 2011. Prior to Sandoz, she served as Senior Vice President, General Counsel and Secretary for Adolor Corporation, a publicly traded biopharmaceutical company from 2002 to 2008. Ms. Manning began her legal career with the law firm of Morgan, Lewis & Bockius. She received her J.D. from the University of Pennsylvania School of Law and her Bachelor of Business Administration from the University of Massachusetts.

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

The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see page 1 of this Annual Report on Form 10-K for a discussion of some of the forward-looking statements that are qualified by these risk factors. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.

Risks Related to the Discovery and Development Our Drug Candidates

Our approach to the discovery and development of drug candidates that target complement factor D inhibition is unproven, and we do not know whether we will be able to develop any products of commercial value.

In addition to our exclusive collaboration with Janssen, we are also focused on the research and development of our complement inhibitor platform, pursuant to which we are initially targeting complement factor D, an essential protein of the complement pathway that is a part of the human innate immune system. Our complement inhibitor platform is focused on advancing small molecule compounds that inhibit factor D and have the potential to be used in the treatment of immune-related diseases where the complement pathway plays a critical role. We anticipate that our complement inhibitor platform may play a role in addressing needs of patients with paroxysmal nocturnal hemoglobinuria, or PNH, including patients who have suboptimal response to, or who fail to respond to, currently approved treatments for PNH, as well as the needs of patients with atypical hemolytic uremic syndrome, or aHUS, myasthenia gravis, dry age-related macular degeneration, or dry AMD, chronic obstructive pulmonary disease, or COPD, as well as other therapeutic uses.

Our approach to the discovery and development of drug candidates that target complement factor D inhibition is unproven. While complement factor D is a clinically validated target in certain ophthalmic diseases, it is unproven in demonstrating efficacy in systemic diseases. We are currently only in the early clinical testing stages for our most advanced drug candidates under this program with other drug candidates in the discovery phase. Any medicines that we develop may not effectively inhibit complement factor D, and even if they are successful in inhibiting complement factor D, may not provide a clinical benefit. Even if we are able to develop a product candidate that effectively inhibits complement factor D in preclinical studies, we may not succeed in demonstrating safety and efficacy of the product candidate in human clinical trials. Our focus on using our proprietary technology to identify drug candidates targeting complement factor D may not result in the discovery and development of commercially viable medicines to treat human disease.

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

The success of our complement factor D inhibitor program as well as our HCV program in collaboration with Janssen, will depend on several factors, including the following:

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

•

our ability to compete with other marketed therapies for complement-mediated disease such as those from Alexion Pharmaceuticals, or Alexion, and other potential therapies in development by Akari Therapeutics, or Akari, Alexion, Alnylam Pharmaceuticals, or Alnylam, Amyndas Pharmaceuticals, or Amyndas, Apellis Pharmaceuticals, or Apellis, Bio Cryst Pharmaceuticals, or Bio Cryst, Omeros, Ra Pharma and True North. Additionally, Genentech is developing a factor D treatment for dry AMD. Novartis also has intellectual property rights in the complement area.

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

The development and commercialization of new drug products is highly competitive. We expect that we, and any future collaborators, if any, will face significant competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide with respect to any of our drug candidates that we, or they, may seek to develop or commercialize in the future. There are a number of pharmaceutical companies that currently market and sell products for HCV or are pursuing the development of additional drug candidates for HCV including Abbvie Pharmaceuticals, Enanta, Gilead Sciences, Merck and Regulus Therapeutics. Some of these marketed products have demonstrated good efficacy rates and safety profiles. We and our collaborator, Janssen, would have to demonstrate similar efficacy and safety profiles in order to be competitive, which cannot be assured.

In addition, there are also a number of pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of drug candidates for the treatment of the key complement-mediated disease indications. For example, Alexion’s eculizumab (Soliris®) is a marketed therapy for the treatment of PNH and aHUS. Akari, Alexion, Alnylam, Amyndas, Apellis, Bio Cryst, Omeros, and Ra Pharma have complement factor inhibitor therapies in development for other hemotologic diseases. Additionally, Genentech is developing a factor D treatment for dry AMD. Novartis also has intellectual property rights in the complement area.

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

Patients who are provided medical treatment for their conditions generally rely on third party payors to reimburse all or part of the costs associated with their treatment. Therefore, our ability, and the ability of any current or future collaborators, to commercialize any of our drug candidates will depend in part on the extent to which coverage and reimbursement for these products and related treatments will be available from third party payors. Third party payors decide which medications they will cover and establish reimbursement levels. The healthcare industry is acutely focused on cost containment, both in the United States and elsewhere. Government authorities and other third party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications, which could affect our ability or that of any current or future collaborators to sell our drug candidates profitably. These payors may not view our products, if any, as cost-

effective, and coverage and reimbursement may not be available to our customers, or those of any current or future collaborators, or may not be sufficient to allow our products, if any, to be marketed on a competitive basis. Cost-control initiatives could cause us, or any current or future collaborators, to decrease the price we, or they, might establish for products, which could result in lower than anticipated product revenues. If the prices for our products, if any, decrease or if governmental and other third party payors do not provide coverage or adequate reimbursement, our prospects for revenue and profitability will suffer.

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

We have incurred significant annual net operating losses since our inception. We expect to continue to incur significant and increasing net operating losses for at least the next several years. Our net losses were $5.0 million, $69.0 million and $58.9 million for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, we had an accumulated deficit of $455.7 million. We have not generated any revenues from product sales, have not completed the development of any drug candidate and may never have a drug candidate approved for commercialization. In May 2015, we entered into an exclusive collaboration and license agreement with Janssen pursuant to which we granted Janssen exclusive worldwide rights to develop and commercialize products based upon our portfolio of HCV drug candidates. We do not intend to further the development of our HCV drug candidates internally. Going forward, we will focus solely on our complement inhibitor platform, which will initially focus on complement factor D. We are currently only in the early clinical testing stages for our most advanced drug candidate under this program and expect that it will be many years, if ever, before we have a drug candidate ready for commercialization.

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

We anticipate that our expenses will increase substantially if and as we:

•	continue research and initiate preclinical and clinical development efforts for our drug candidates, including ACH-4471;

•	seek regulatory and marketing approvals for our drug candidates that successfully complete clinical trials, if any;

•	establish sales, marketing, distribution and other commercial infrastructure to commercialize various products for which we may obtain marketing approval, if any;

•	contract for the manufacture of larger quantities of drug candidates for clinical development and potentially commercialization;

•	maintain, expand and protect our intellectual property portfolio; and

•	hire and retain additional personnel, such as clinical, quality control and scientific personnel.

Our ability to become and remain profitable depends on our ability to generate revenue. We do not expect to generate significant revenue unless and until we are, or any current or future collaborator is, able to obtain marketing approval for, and successfully commercialize, products based on our programs. This will require success in a range of challenging activities, including completing clinical trials of our drug candidates, obtaining marketing approval for these drug candidates, manufacturing, marketing and selling those products for which we, or any of our current or current or future collaborators, may obtain marketing approval, satisfying any post-marketing requirements and obtaining reimbursement for our products from private insurance or government payors. Because of the uncertainties and risks associated with these activities, we are unable to accurately predict the timing and amount of increased expenses, and if or when we might achieve profitability. We and any current or future collaborators may never succeed in these activities and, even if we do, or any current or future collaborators do, we may never generate revenues that are large enough for us to achieve profitability. We are currently only in the early clinical testing stages for our most advanced drug candidates under our complement factor D inhibitor program. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our pipeline of drug candidates or continue our operations. A decline in the value of our company could cause you to lose all or part of your investment.

We may need additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We expect our expenses to increase in connection with our ongoing activities, particularly as we initiate clinical trials of, initiate new research and preclinical development efforts for and seek marketing approval for, our drug candidates. In addition, if we obtain marketing approval for any of our drug candidates, we may incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of a current or future collaborator. Accordingly, we may need to obtain additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

We will be required to expend significant funds in order to advance the development of our complement factor D inhibitor program. In addition, while we may seek one or more collaborators for future development of our drug candidates, we may not be able to enter into a collaboration for any of our drug candidates on suitable terms or at all. In any event, our existing cash, cash equivalents and marketable securities will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development of any of our drug candidates. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. We do not have any committed external source of funds. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

We believe that our existing cash, cash equivalents and marketable securities as of December 31, 2015, will enable us to fund our operating expenses, debt service and capital expenditure requirements through at least the next 12 months. Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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

We expect that we will need additional capital in the future to continue our planned operations. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, the ownership interests of our stockholders may be materially diluted, and the terms of these securities could include liquidation or other preferences and anti-dilution protections that could adversely affect the rights of a common stockholder. In addition, debt financing, if available, would result in fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, creating liens, redeeming stock or declaring dividends, that could adversely impact our ability to conduct our business. In addition, securing financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our drug candidates.

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

•

collaborators may not pursue development and commercialization of our drug candidates or may elect not to continue or renew development or commercialization programs, based on clinical trial results, changes in the collaborators’ strategic focus, changes in the competitive environment, available funding or external factors, such as an acquisition, that divert resources or create competing priorities;

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

We have and intend to continue to rely on third parties to conduct any clinical trials. If they do not perform satisfactorily, our business could be materially harmed.

We have and intend to continue to rely on third parties, such as contract research organizations, clinical data management organizations, medical institutions and clinical investigators, to conduct clinical trials and expect to rely on these third parties to conduct clinical trials of any drug candidate that we develop. Any of these third parties may terminate their engagements with us under certain circumstances. We may not be able to enter into alternative arrangements or do so on commercially reasonable terms. In addition, there is a natural transition period when a new contract research organization begins work. As a result, delays would likely occur, which could materially impact our ability to meet our expected clinical development timelines and harm our business, financial condition and prospects.

Further, our reliance on these third parties for clinical development activities limits our control over these activities, but we remain responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards. For example, notwithstanding the obligations of a contract research organization for a trial of one of our drug candidates, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with standards, commonly referred to as current Good Clinical Practices, or cGCPs, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. The FDA enforces these cGCPs through periodic inspections of trial sponsors, principal investigators, clinical trial sites and institutional review boards. If we or our third- party contractors fail to comply with applicable cGCPs, the clinical data generated in any clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving our drug candidates, which would delay the marketing approval process. We cannot be certain that, upon inspection, the FDA will determine that any of our clinical trials comply with cGCPs. We are also required to register clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

We have and intend to continue to contract with third parties for the manufacture and distribution of any drug candidates for clinical trials in connection with our future development and commercialization efforts. This reliance on third parties increases the risk that we will not have sufficient quantities of our drug candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We currently have no manufacturing facilities and limited personnel with manufacturing experience. We have and intend to continue to rely on contract manufacturers to produce both drug substance and drug product required for any clinical trials. We also intend to rely upon contract manufacturers, and, potentially collaboration partners, to manufacture commercial quantities of our products, if approved. Reliance on such third party contractors entails risks, including:

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

A patent working group which reports to the joint steering committee has been established to coordinate all prosecution and litigation activities. Under this arrangement, we will continue to prosecute the HCV patents owned by us, at Janssen’s expense, and Janssen has primary responsibility for patent prosecution of all jointly created patent rights under the Janssen Agreement.

Janssen has the initial right to bring and control any enforcement actions under our and jointly owned patent rights, and thus we do not have the primary right to enforce our HCV patents. If Janssen declines to enforce a patent, then we have the right to do so at our expense. If Janssen or we do not elect to enforce a patent, our commercial market, and thus our product revenues, if any, can be negatively affected by third party competition. If the Janssen Agreement is terminated, we and Janssen shall each have the right to use joint patent rights without the consent of the other.

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

Moreover, our ability to protect and enforce our intellectual property rights may be adversely affected by changes in foreign intellectual property laws. Additionally, laws of some countries outside of the United States and Europe do not afford intellectual property protection to the same extent as the laws of the United States and Europe. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. The legal systems of some countries, including India, China and other developing countries, may not favor the enforcement of our patents and other intellectual property rights. This could make it difficult for us to stop the infringement of our patents or the misappropriation of our other intellectual property rights. A number of foreign countries have stated that they are willing to issue compulsory licenses to patents held by innovator companies on approved drugs to allow the government or one or more third party companies to sell the approved drug without the permission of the innovator patentee where the foreign government concludes it is in the public interest. India, for example, has used such a procedure to allow domestic companies to make and sell patented drugs without innovator approval. There is no guarantee that patents covering any of our drugs will not be subject to a compulsory license in a foreign country, or that we will have any influence over if or how such a compulsory license is granted. Further, in at least Brazil, the country allows its regulatory agency ANVISA to participate in the decision of whether to grant a drug patent in that country, including based not on whether the patent meets the requirements for a patent but whether such a patent is deemed in the country’s interest. In addition, several other countries have created laws that make it more difficult to enforce drug patents than patents on other kinds of technologies. Further, under the treaty on the Trade-Related Aspects of Intellectual Property (TRIPS) as interpreted by the Doha Declaration, countries in which drugs are manufactured are required to allow exportation of the drug to a developing country that lacks adequate manufacturing capability. Therefore, our drug markets in the U.S. or foreign countries may be affected by the influence of current public policy on patent issuance, enforcement or involuntary licensing in the healthcare area.

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

Risks Related to Regulatory Approval and Marketing of Our Drug Candidates and Other Legal Compliance Matters

Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time-consuming and uncertain and may prevent us from obtaining approvals for the commercialization of some or all of our drug candidates. If we or our collaborators are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we or they will not be able to commercialize our drug candidates, and our ability to generate revenue will be materially impaired.

Our drug candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, export and import, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by the European Medicines Agency and comparable regulatory authorities in other countries. Failure to obtain marketing approval for a drug candidate will prevent us from commercializing the drug candidate. We and our collaborators have not received approval to market any of our drug candidates from regulatory authorities in any jurisdiction. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party contract research organizations to assist us in this process.

Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the drug candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Our drug candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

The process of obtaining marketing approvals, both in the United States and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the drug candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a drug candidate. Any marketing approval we or our collaborators ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

Accordingly, if we or our collaborators experience delays in obtaining approval or if we or they fail to obtain approval of our drug candidates, the commercial prospects for our drug candidates may be harmed and our ability to generate revenues will be materially impaired.

Failure to obtain marketing approval in foreign jurisdictions would prevent our drug candidates from being marketed in such jurisdictions.

In order to market and sell our medicines in the European Union and many other jurisdictions, we or our third party collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, a product be approved for reimbursement before the product can be approved for sale in that country. We or our third party collaborators may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market.

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

Any drug candidate for which we or our collaborators obtain marketing approval could be subject to restrictions or withdrawal from the market and we may be subject to substantial penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our drug candidates, when and if any of them are approved.

Any drug candidate for which we or our collaborators obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to quality control and manufacturing, quality assurance and corresponding maintenance of records and documents, and requirements regarding the distribution of samples to physicians and recordkeeping. Even if marketing approval of a drug candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the medicine, including the requirement to implement a risk evaluation and mitigation strategy.

The FDA and other agencies, including the Department of Justice, or the DOJ, closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA and DOJ impose stringent restrictions on manufacturers’ communications regarding off-label use and if we do not market our products for their approved indications, we may be subject to enforcement action for off-label marketing. Violations of the Federal Food, Drug, and Cosmetic Act and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription drugs may lead to investigations and enforcement actions alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws.

In addition, later discovery of previously unknown adverse events or other problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

•	restrictions on such products, manufacturers or manufacturing processes;

•	restrictions on the labeling or marketing of a product;

•	restrictions on distribution or use of a product;

•	requirements to conduct post-marketing studies or clinical trials;

•	warning letters or untitled letters;

•	withdrawal of the products from the market;

•	refusal to approve pending applications or supplements to approved applications that we submit;

•	recall of products;

•	damage to relationships with any potential collaborators;

•	unfavorable press coverage and damage to our reputation;

•	fines, restitution or disgorgement of profits or revenues;

•	suspension or withdrawal of marketing approvals;

•	refusal to permit the import or export of our products;

•	product seizure;

•	injunctions or the imposition of civil or criminal penalties; and

•	litigation involving patients using our products.

Non-compliance with European Union requirements regarding safety monitoring or pharmacovigilance, and with requirements related to the development of products for the pediatric population, can also result in significant financial penalties. Similarly, failure to comply with the European Union’s requirements regarding the protection of personal information can also lead to significant penalties and sanctions.

Our relationships with healthcare providers, physicians and third party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which, in the event of a violation, could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and third party payors will play a primary role in the recommendation and prescription of any drug candidates for which we obtain marketing approval. Our future arrangements with healthcare providers, physicians and third party payors may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

•

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

•

the federal False Claims Act imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment by a federal healthcare program or making a false statement or record material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government, with potential liability including mandatory treble damages and significant per-claim penalties, currently set at $5,500 to $11,000 per false claim;

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

•

the federal Physician Payments Sunshine Act requires applicable manufacturers of covered drugs to report payments and other transfers of value to physicians and teaching hospitals, with data collection beginning in August 2013; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws and transparency statutes, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers.

Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

If our operations are found to be in violation of any of the laws described above or any governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our financial results. We are developing and implementing a corporate compliance program designed to ensure that we will market and sell any future products that we successfully develop from our drug candidates in compliance with all applicable laws and regulations, but we cannot guarantee that this program will protect us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

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

Current and future legislation may increase the difficulty and cost for us and any collaborators to obtain marketing approval of our other drug candidates and affect the prices we, or they, may obtain.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of our other drug candidates, restrict or regulate post-approval activities and affect our ability, or the ability of any collaborators, to profitably sell any products for which we, or they, obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we, or any collaborators, may receive for any approved products.

For example, in March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the PPACA. Among the provisions of the PPACA of potential importance to our business and our drug candidates are the following:

•	an annual, non-deductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents;

•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;

•	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;

•	expansion of healthcare fraud and abuse laws, including the civil False Claims Act and the federal Anti-Kickback Statute, new government investigative powers and enhanced penalties for noncompliance;

•

a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

•	extension of manufacturers’ Medicaid rebate liability to individuals enrolled in Medicaid managed care organizations;

•	expansion of eligibility criteria for Medicaid programs;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

•	new requirements to report certain financial arrangements with physicians and teaching hospitals;

•	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians;

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;

•

a new Independent Payment Advisory Board, or IPAB, which has authority to recommend certain changes to the Medicare program to reduce expenditures by the program that could result in reduced payments for prescription drugs; and

•	established the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models.

Other legislative changes have been proposed and adopted since the PPACA was enacted. These changes include the Budget Control Act of 2011, which, among other things, led to aggregate reductions to Medicare payments to providers of up to 2% per fiscal year that started in 2013 and, due to subsequent legislation, will continue until 2025. In addition, the American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our drug candidates for which regulatory approval is obtained.

We expect that the PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. Moreover, legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our drug candidates, if any, may be. In addition, increased scrutiny by the United States Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us and any collaborators to more stringent product labeling and post-marketing testing and other requirements.

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

Risks Related to Our Common Stock

Our executive officers, directors and principal stockholders have the ability to control all matters submitted to our stockholders for approval, which could have the effect of delaying, deferring or preventing a change in control of us and entrenching our management or board of directors.

As of February 19, 2016, our directors, executive officers and stockholders who own more than 5% of our outstanding common stock, together with their affiliates and related persons, beneficially own, in the aggregate, greater than approximately 70% of our outstanding common stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation, sale of all or substantially all of our assets or similar transaction, as well as our management and affairs. The interests of this group of stockholders may not always coincide with our corporate interests or the interest of other stockholders, and they may act in a manner with which you may not agree or that may not be in the best interests of other stockholders. This concentration of voting power may have the effect of delaying, deferring or preventing a change in control of our company on terms that other stockholders may desire and entrenching our management or board or directors.

Our stock price has been and may in the future be volatile, and the market price of our common stock may decline in value in the future.

The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future. During the period from January 1, 2009 to December 31, 2015, our stock price has ranged from a low of $0.70 to a high of $16.87. Market prices for securities of early stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the results of our current and planned clinical trials of drug candidates under our complement factor D inhibitor program;

•	the timing and amount of proceeds received from milestones achieved and royalties earned, if any, by us under the Janssen agreement;

•	the results of clinical trials conducted by others on drugs that would compete with our drug candidates;

•	the announcements of those data, particularly at high profile medical meetings, and the investment community’s perception of and reaction to those data;

•	the entry into, modification of, or termination of key agreements, or any new collaboration agreement we may enter;

•	market expectations about the timeliness of our entry into, or failure to enter, collaboration arrangements with third parties;

•	the results of regulatory reviews and actions relating to the approval of our drug candidates;

•	our failure to obtain patent protection for any of our drug candidates or the issuance of third-party patents that cover our drug candidates;

•	the initiation of, material developments in, or conclusion of litigation;

•	failure of any of our drug candidates, if approved, to achieve commercial success;

•	general and industry-specific economic conditions that may affect our business, financial condition and operations, including without limitation research and development expenditures;

•	the launch of drugs by others that would compete with our drug candidates;

•	the failure or discontinuation of any of our research programs;

•	issues in manufacturing our drug candidates or any approved products;

•	the introduction of technological innovations or new commercial products by us or our competitors;

•	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;

•	future sales of our common stock;

•	changes in the structure of health care payment systems;

•	period-to-period fluctuations in our financial results;

•	low trading volume of our common stock; and

•	the other factors described in this “Risk Factors” section.

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

In particular, as a public company, our management is required to conduct an annual evaluation of our internal controls over financial reporting and include a report of management on our internal controls in our Annual Reports on Form 10-K. If we are unable to continue to conclude that we have effective internal controls over financial reporting or, if our independent registered public accounting firm are unable to provide us with an attestation and an unqualified report as to the effectiveness of our internal controls over financial reporting, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock.

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

Provisions in our corporate charter and our bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which a stockholder might otherwise receive a premium for his or her shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:

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

We currently lease approximately 38,632 square feet of laboratory and office space in New Haven, Connecticut, which we occupy under a lease expiring in March 2020. We believe our existing facilities are adequate for our current needs and that additional space will be available in the future on commercially reasonable terms as needed.

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

Market Information

Our common stock trades on the NASDAQ Global Select Market under the symbol “ACHN”. The following table sets forth the high and low sale prices per share for our common stock, as reported on the NASDAQ Global Select Market for the periods indicated:

	High	Low
2014
First Quarter	$4.36	$2.98
Second Quarter	$8.61	$2.45
Third Quarter	$13.80	$6.61
Fourth Quarter	$16.87	$9.32

2015
First Quarter	$16.54	$9.75
Second Quarter	$11.05	$8.13
Third Quarter	$9.62	$6.46
Fourth Quarter	$10.95	$6.41

Information regarding our equity compensation plans and the securities authorized for issuance thereunder is set forth in Item 12 below.

Holders of record

As of the close of business on February 19, 2016, there were approximately 71 holders of record of our common stock. The number of record holders may not be representative of the number of beneficial owners because many of the shares of our common stock are held by depositories, brokers or other nominees.

Dividends

We have never paid or declared any cash dividends on our common stock. We currently intend to retain any earnings for future growth and, therefore, do not expect to pay cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

Neither we nor any affiliated purchaser or anyone acting on behalf of us or an affiliated purchaser made any purchases of shares of our common stock in the fourth quarter of 2015.

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

The following graph compares the cumulative total stockholder return on our common stock from December 31, 2010 to December 31, 2015 with the cumulative total return of (i) the NASDAQ Market Index and (ii) the NASDAQ Biotechnology Index. This graph assumes the investment of $100.00 after the market closed on December 31, 2010 in our common stock, and in the NASDAQ Market Index and the NASDAQ Biotechnology Index, and it assumes any dividends are reinvested. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read together with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the notes to those financial statements included elsewhere in this Annual Report on Form 10-K. The selected statement of comprehensive loss data for the years ended December 31, 2015, 2014 and 2013 and balance sheet data as of December 31, 2015 and 2014 set forth below have been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The selected statement of comprehensive loss data for the years ended December 31, 2012 and 2011 and balance sheet data as of December 31, 2013, 2012 and 2011 set forth below have been derived from the audited financial statements for such years not included in this Annual Report on Form 10-K. The historical results presented here are not necessarily indicative of future results.

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share amounts)
Statement of Comprehensive Loss Data:
Total revenue (1)	$66,122	$—	$—	$2,607	$247
Research and development	56,553	53,515	46,736	38,999	35,441
General and administrative	24,676	15,911	12,741	10,901	9,153
Total operating expenses	81,229	69,426	59,477	49,900	44,594
Loss from operations	(15,107)	(69,426)	(59,477)	(47,293)	(44,347)
Interest income (expense), net	1,188	418	530	166	141
Net loss	(5,030)	(69,008)	(58,947)	(47,127)	(44,206)
Net loss per share—basic and diluted	$(0.04)	$(0.70)	$(0.63)	$(0.64)	$(0.69)
Weighted average number of shares outstanding—basic and diluted	125,592	98,367	93,983	73,965	64,248

	As of December 31,
	2015	2014	2013	2012	2011
Balance Sheet Data:
Cash and cash equivalents (1)(2)	$81,725	$73,664	$33,457	$18,526	$16,110
Short-term marketable securities (1)(2)	377,616	79,215	88,393	46,884	37,456
Long-term marketable securities	—	—	36,139	12,008	26,377
Working capital	447,930	141,816	115,379	58,731	46,148
Total assets	464,525	156,807	162,417	81,530	82,630
Long-term liabilities	231	279	56	347	2,718
Total liabilities	14,889	13,338	9,459	9,483	11,662
Total stockholders’ equity	449,636	143,469	152,958	72,047	70,968

In addition to the following notes, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and accompanying notes and previously filed Annual Reports on Form 10-K for further information regarding our results of operations and financial position for periods reported therein.

(1) In May 2015, we entered into an exclusive collaboration and license agreement with Janssen, and its affiliate, Johnson & Johnson Innovation-JJDC, Inc., or JJDC, which we refer to as the Janssen Agreement, for the further clinical advancement of a portfolio of antivirals we discovered and developed for the treatment of HCV. In addition, upon the closing of the transactions contemplated by the Janssen Agreement, we entered into a stock purchase agreement with JJDC. Pursuant to the JJDC stock purchase agreement, on July 1, 2015, we issued 18,367,346 shares of common stock to JJDC at a price of $12.25 per share for an aggregate purchase price of $225 million. We recorded revenue of $66.1 million during the year ended December 31, 2015 associated with this transaction. Also refer to footnote 5 in our Notes to the Financial Statements.

(2) In February 2015, we entered into an underwriting agreement with Leerink Partners LLC and Deutsche Bank Securities Inc., as representatives of the several underwriters named therein (collectively, the “Underwriters”), relating to a public offering of shares of our common stock, par value $0.001 per share, at a price of $10.25 per share less underwriting discounts and commissions (the “Offering”). We issued and sold to the Underwriters an aggregate of 13,800,000 shares of common stock in connection with the Offering. The Offering resulted in net proceeds to us of $132.5 million. Also refer to footnote 3 in our Notes to the Financial Statements.

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

Overview

We are a science-driven, patient-focused biopharmaceutical company seeking to leverage our believed strengths across the continuum from discovery through commercialization by discovering and developing small molecule therapeutics to meet the needs of patients with infectious and complement-mediated diseases.

Our current focus is on our complement inhibitor platform, directed at advancing small molecule compounds that have the potential to be used in the treatment of immune-related diseases associated with the complement system. The complement pathway is a part of the human innate immune system and is believed to comprise three pathways, the alternative pathway, the lectin pathway and the classical pathway. We are advancing novel small molecules from this platform which will initially target complement factor D, an essential protein within the amplification loop of the alternative pathway. The alternative pathway is thought to play a critical role in a number of disease conditions including ultra-rare orphan indications such as paroxysmal nocturnal hemoglobinuria, or PNH, as well as more prevalent conditions such as dry age-related macular degeneration, or dry AMD, and chronic obstructive pulmonary disease, or COPD.

We anticipate that our complement factor D inhibitor compounds may play a role in treating patients with PNH, including patients who have suboptimal response to, or who fail to respond to, currently approved treatments for PNH, atypical hemolytic uremic syndrome, or aHUS, myasthenia gravis, and dry AMD, as well as other therapeutic applications. Our compounds have demonstrated complete suppression of the complement alternative pathway with a single oral dose of our inhibitors in non-human primates. We have initiated a first-in-human phase I clinical trial for our first complement factor D inhibitor, ACH-4471, to assess safety, tolerability, pharmacokinetics, or PK, and pharmacodynamics, or PD. We plan to advance this compound to potentially treat patients with PNH and possibly, one additional systemic ultra-rare disease. We may advance other factor D inhibitors for other indications after further characterization.

We also have a collaboration with Janssen Pharmaceuticals, Inc., or Janssen, the pharmaceutical subsidiary of Johnson & Johnson Inc., under which we have granted to Janssen exclusive worldwide rights to develop and commercialize a portfolio of antiviral drug candidates we discovered and developed for the treatment of chronic hepatitis C virus, or HCV, infection in exchange for specified milestone payments and an equity investment in us.

We also intend to continue to leverage our extensive expertise in structural biology and synthetic chemistry to quickly and efficiently discover and develop additional small molecule compounds to meet other significant unmet medical needs. We believe our drug discovery capabilities will allow us to further expand our drug candidate portfolio, providing us with strong growth potential and, over time, reducing our reliance on the success of any single drug candidate. Our research team has successfully discovered and advanced multiple compounds into clinical development including sovaprevir, odalasvir, also known as ACH-3102, and ACH-3422 in our HCV program, all of which we have licensed to Janssen, and ACH-4471 in our complement factor D inhibitor program.

We were incorporated on August 17, 1998 in Delaware. Since our inception, we have spent substantial research and development funds to develop our drug candidate pipeline and expect to continue to do so for the foreseeable future. We incurred approximately $56.6 million, $53.5 million and $46.7 million in research and development costs for the years ended December 31, 2015, 2014, and 2013, respectively.

Collaboration with Janssen Pharmaceuticals, Inc.

In May 2015, we entered into an exclusive collaboration and license agreement with Janssen, and its affiliate, Johnson & Johnson Innovation-JJDC, Inc., or JJDC, which we refer to as the Janssen Agreement. Under the Janssen Agreement, we granted Janssen exclusive worldwide rights to develop and commercialize products that contain one or more of our drug candidates for the treatment of HCV, namely odalasvir, a second-generation NS5A inhibitor, ACH-3422, a NS5B HCV polymerase inhibitor, and sovaprevir, a NS3/4A HCV protease inhibitor. We have completed the transfer of our portfolio of drug candidates for the treatment of chronic HCV to Janssen. The Janssen Agreement became effective June 29, 2015 upon the early termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or the HSR Act. In addition, upon the closing of the transactions contemplated by the Janssen Agreement, we entered into a stock purchase agreement with JJDC, which we refer to as the JJDC stock purchase agreement. Pursuant to the JJDC stock purchase agreement, on July 1, 2015, we issued 18,367,346 shares of common stock to JJDC at a price of $12.25 per share for an aggregate purchase price of $225.0 million. The JJDC stock purchase agreement became effective on July 1, 2015.

Under the terms of the Janssen Agreement, we are eligible to receive (1) up to $115.0 million of milestone payments based upon achievement of clinical enrollment and dosing in specified studies, substantially all of which is related to dosing in one study, (2) up to an additional $290.0 million of milestone payments based upon regulatory approvals and first commercial sale in specified territories, the majority of which relates to regulatory approval and the first commercial sale in the U.S., and (3) up to an additional $500.0 million of milestone payments based upon achieving worldwide sales targets. We are also eligible to receive royalties on worldwide annual net sales of licensed products, if any, at tiered royalty rate percentages beginning in the mid-teens and rising to the low-twenties, subject to customary reductions. The royalty term is determined on a licensed-product-by-licensed-product and country-by-country basis and begins on the first commercial sale of a licensed product in a country and ends on the expiration of the last to expire of specified patents or regulatory exclusivity covering such licensed product in such country or, with a customary royalty reduction, ten years after such first commercial sale if there is no such exclusivity. Janssen will bear the future costs of worldwide development and commercialization of licensed products, subject to specified exceptions relating to our ongoing studies and technology transfer.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from the commercial sale of any drugs. During the year ended December 31, 2015, we recognized revenue of $66.1 million under the Janssen Agreement. We did not recognize any revenue during the years ended December 31, 2014 and 2013.

Pursuant to the terms of the Janssen Agreement, we were required to provide technology transfer services related to the chemistry, manufacturing and know-how to Janssen for up to180 days after the effective date of the Janssen Agreement. We have completed this transfer. We determined that the amount received in excess of the fair value of our common stock upon issuance to JJDC of $66.1 million of our common stock was attributed to the license and technology services and straight-line attribution of the license and technology services revenues would be used to recognize revenue. As such, revenue of $66.1 million was recorded during the year ended December 31, 2015 associated with this transaction.

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

Research and Development

Our research and development expenses reflect costs incurred for our proprietary research and development projects which consist primarily of salaries and benefits for our research and development personnel; costs of services by clinical research organizations; other outsourced research; materials used during research and development activities; facility-related costs, such as rent and utilities associated with our laboratories; and clinical development space and operating supplies.

Complement Factor D Inhibitor Program

Our current focus is on our complement inhibitor platform, directed at advancing small molecule compounds that have the potential to be used in the treatment of immune-related diseases associated with the complement system. We are advancing novel small molecules from this platform which will initially target complement factor D, an essential protein within the amplification loop of the alternative pathway. The alternative pathway is thought to play a critical role in a number of disease conditions including ultra-rare orphan indications such as PNH, as well as more prevalent indications such as dry AMD.

We anticipate that our complement factor D inhibitors may play a role in addressing needs of patients with PNH, including patients who have suboptimal response to, or who fail to respond to, currently approved treatments for PNH, aHUS, myasthenia gravis, dry AMD, and COPD as well as other therapeutic applications. Our compounds have demonstrated complete suppression of the complement alternative pathway with a single oral dose of our inhibitors in non-human primates. We have initiated a first-in-human clinical trial for our first complement factor D inhibitor, ACH-4471.

HCV Program

We established our HCV drug candidate pipeline entirely through our internal discovery capabilities. Through these efforts, we identified and developed a portfolio of drug candidates including odalasvir, ACH-3422 and sovaprevir. The following compounds from our discovery and development efforts are now licensed for further development to Janssen:

•

Odalasvir, a NS5A Inhibitor. We completed three phase IIa clinical trials with odalasvir including the -007 trial with sovaprevir, the -005 study, which examined the use of odalasvir with ribavirin alone, and the Proxy Doublet study which examined the use of odalasvir in combination with sofosbuvir, a nucleotide NS5B polymerase inhibitor marketed by Gilead Sciences, Inc., or Gilead, under the brand name Sovaldi®. HCV patients treated for both eight weeks and six weeks with the combination of odalasvir and sofosbuvir achieved 100% SVR24, or sustained viral response 24 weeks after cessation of therapy, demonstrating the differentiation of odalasvir within the NS5A class.

•

ACH-3422, a NS5B Nucleotide Polymerase Inhibitor. ACH-3422 has demonstrated excellent potency and was well-tolerated in a phase Ib proof of concept study in which HCV patients receiving a once-daily 700mg dose of ACH-3422 for 14 days demonstrated mean maximal viral load reduction of 4.6 log10.

•

Sovaprevir, a NS3/4A Protease Inhibitor. We have completed a phase II clinical trial that evaluated 12 weeks of treatment consisting of sovaprevir and our NS5A inhibitor, odalasvir, with ribavirin for the treatment of genotype 1 HCV (the -007 trial). In this trial, genotype 1b patients achieved 100% SVR24; however, in genotype 1a patients, the combination regimen results were suboptimal.

In October 2015, we announced that Janssen had initiated phase IIa clinical testing of a triple combination regimen consisting of Olysio®, a protease inhibitor marketed by Janssen, AL-335, a nucleotide polymerase inhibitor in clinical development by Janssen, and odalasvir. The trial will evaluate the safety, pharmacokinetics and efficacy of the combination treatment in patients with genotype 1 chronic hepatitis C virus (HCV). Based on information we have been provided by Janssen and the joint steering committee, we anticipate that this phase IIa trial may be completed in 2016 with interim results available in the first half of 2016.

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

All costs associated with internal research and development, and research and development services for which we have externally contracted, are expensed as incurred. The costs of obtaining patents for our drug candidates are expensed as incurred as indirect costs. Our research and development expenses for the years ended December 31, 2015, 2014 and 2013 were as follows:

	For the Years Ended December 31,
	2015	2014	2013
	(in thousands)
Direct external costs:
Complement factor D compounds	$13,320	$2,676	$—
HCV compounds and combination trials	20,956	31,959	31,314
Other	47	205	387

	34,323	34,840	31,701
Direct internal personnel costs	17,605	14,607	11,489

Sub-total direct costs	51,928	49,447	43,190
Indirect costs and overhead	5,265	4,746	3,729
Connecticut research and development tax credit	(640)	(678)	(183)

Total research and development	$56,553	$53,515	$46,736

The State of Connecticut provides companies with the opportunity to exchange certain research and development credit carryforwards for cash in exchange for foregoing the carryforward of the research and development credit. The program provides for such exchange of the research and development credit at a rate of 65% of the annual research and development credit. The benefit for such exchange is recorded as a reduction of research and development expenditures.

Janssen will bear the future costs of worldwide development and commercialization of products under the Janssen Agreement. Accordingly, we do not expect to incur significant research and development costs associated with our HCV compounds or combination trials in the future.

We expect research and development expenses associated with our complement inhibitor program and the development of other preclinical programs that we may initiate to be substantial and to increase over time. There are numerous existing factors associated with the development and commercialization, if any, of our complement inhibitor program, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will evolve and therefore impact the development of our complement inhibitor program and plans over time.

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

Pursuant to the terms of the Janssen Agreement, we were required to provide technology transfer services related to the chemistry, manufacturing and know-how to Janssen for up to 180 days after the effective date of the agreement. We have completed this transfer. In accordance with ASC 605-25, which provides guidance on accounting for multiple-element arrangements, including the determination of the units of accounting and allocation of total arrangement consideration, we identified all of the obligations at the inception of the Janssen Agreement. The significant obligations were determined to be the license and the technology transfer services. We determined that license and technology transfer services represent a single unit of accounting because they were not viewed to have standalone value. The Janssen Agreement entered into by us and Janssen, the JJDC stock purchase agreement, and the Investor Agreement were entered into by us and Janssen’s affiliate in contemplation of each other. The only upfront amount received by us in exchange for the license and technology transfer services and the issuance of our common stock was the $225.0 million. We determined that the amount received in excess of the fair value of the shares upon issuance of $66.1 million was attributed to the license and technology services. We also determined that there was no discernable pattern in which the technology services would be provided during the 180 day period after the effective date. In accordance with ASC 605-10, we determined that straight-line attribution of the license and technology services revenues would be used to recognize revenue. As such, revenue of $66.1 million was recorded during the year ended December 31, 2015 associated with this transaction.

The development, regulatory and sales milestones represent non-refundable amounts that would be paid by Janssen to us if certain milestones are achieved in the future. We have elected to apply the guidance in ASC 605-28 to the milestones. These milestones, if achieved, are substantive as they relate solely to past performance and are commensurate with estimated enhancement of value associated with the achievement of each milestone as a result of our performance; however, there can be no assurance that Janssen will achieve the milestones or that we will receive the related revenue.

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

For the years ended December 31, 2015 and 2014, we based our estimate of the expected term of historical data for similar stock option grants. We utilized the simplified method in developing an estimate of the expected term of “plain vanilla” share options for the year ended December 31, 2013. This method was considered appropriate given our limited exercise history. For the years ended December 31, 2015, 2014 and 2013, we calculated volatility based on actual volatility for the expected term of the option. We are also required to estimate forfeitures at the grant date and recognize compensation costs for only those awards that are expected to vest.

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

We do not have any unrecognized tax benefits as of December 31, 2015. We review all tax positions to ensure the tax treatment selected is sustainable based on its technical merits and that the position would be sustained if challenged.

Results of Operations

Results of operations may vary from period to period depending on numerous factors, including the progress of our research and development projects, technological advances, determinations as to the commercial potential of proposed products, and the timing of payments received under existing or future collaborations, strategic alliances, joint ventures or financings, if any.

Revenues:

During the year ended December 31, 2015 we recognized revenue of $66.1 million under the Janssen Agreement. We did not recognize any revenue during the years ended December 31, 2014 and 2013.

Comparison of the Years Ended December 31, 2015 and 2014

The increase in collaboration revenue in 2015 is related to the recognition of revenue under the Janssen Agreement.

Comparison of the Years Ended December 31, 2014 and 2013

We did not recognize any revenue during the years ended December 31, 2014 and 2013.

Research and Development Expenses:

Our research and development expenses consist primarily of salaries and benefits for our research and development personnel, costs of services by clinical research organizations, other outsourced research, materials used during research and development activities, facility-related costs such as rent and utilities associated with our laboratories and clinical development space, operating supplies and other costs associated with our research and development activities. Research and development expenses consisted of the following:

	For the Years Ended			Change
	2015	2014	2013	2015 vs. 2014		2014 vs. 2013
	(in thousands)
Personnel costs	$13,130	$11,894	$9,342	$1,236	10%	$2,552	27%
Stock based compensation	4,500	2,713	2,146	1,787	66%	567	26%
Outsourced research and supplies	31,214	31,706	30,326	(492)	(2)%	1,380	5%
Professional and consulting fees	5,287	5,263	2,720	24	0%	2,543	93%
Facilities costs	2,505	2,083	2,028	422	20%	55	3%
Travel and other costs	557	534	357	23	4%	177	50%
Research and development tax credit	(640)	(678)	(183)	38	(6)%	(495)	270%

Total	$56,553	$53,515	$46,736	$3,038	6%	$6,779	15%

Comparison of the Years Ended December 31, 2015 and 2014

The increase in research and development costs from 2014 to 2015 was primarily due to increased preclinical and manufacturing costs related to our complement inhibitor program. These amounts were partially offset by decreased clinical trial costs related to our ACH-3422 clinical trials, our odalasvir and sofosbuvir combination trial and ACH-2684 clinical and manufacturing costs. Personnel and non-cash stock-based compensation costs also increased due to the addition of personnel in our drug development group.

We expect research and development expenses will increase somewhat over the next year as we continue to advance ACH-4471 through clinical trials, enhance our manufacturing and formulation processes for ACH-4471 and other complement factor D inhibitors, advance our broader complement factor D portfolio to address additional indications, and pursue additional discovery opportunities for creating small molecule therapies that address significant patient needs.

Comparison of the Years Ended December 31, 2014 and 2013

The increase in research and development expenses from 2013 to 2014 was primarily due to increased clinical and manufacturing costs related to ACH-3422, and increased costs related to our odalasvir and sofosbuvir combination trial, as well as increased costs related to our complement inhibitor program. Consulting, intellectual property and medical affairs related costs also increased. Additionally, personnel costs and non-cash stock-based compensation increased due to the addition of personnel in our development group and increased incentive compensation as the result of exceeding achievement of corporate goals. These amounts were primarily offset by decreased costs related to combination and drug interaction studies of sovaprevir and odalasvir.

General and Administrative Expenses:

General and administrative expenses consist primarily of salaries and benefits for management and administrative personnel, professional and consulting fees for legal, business development, accounting and other services, travel costs and facility-related costs such as rent, utilities and other general office expenses. General and administrative expenses consisted of the following:

	For the Years Ended			Change
	2015	2014	2013	2015 vs. 2014		2014 vs. 2013
	(in thousands)
Personnel costs	$5,099	$4,339	$3,533	$760	18%	$806	23%
Stock based compensation	5,572	4,560	3,774	1,012	22%	786	21%
Professional and consulting fees	11,038	4,983	3,681	6,055	122%	1,302	35%
Facilities costs	875	729	655	146	20%	74	11%
Travel and other costs	2,092	1,300	1,098	792	61%	202	18%

Total	$24,676	$15,911	$12,741	$8,765	55%	$3,170	25%

Comparison of the Years Ended December 31, 2015 and 2014

The increase in general and administrative costs from 2014 to 2015 was primarily due to increased business consulting and corporate legal fees related to the Janssen Agreement, increased corporate fees and taxes, and increased personnel and non-cash stock-based compensation costs due to the addition of personnel.

We expect that general and administrative costs during the next year will be consistent with 2015 costs.

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

Other Income and Expense:

Comparison of the Years Ended December 31, 2015 and 2014

Other income was $8.9 million and $0 for the years ended December 31, 2015 and 2014, respectively. The $8.9 million increase was due to the receipt of a payment by a stockholder representing the disgorgement of short swing profits under Section 16(b) of the Securities Exchange Act.

Interest income was $1.2 million and $455,000 for the years ended December 31, 2015 and 2014, respectively. The $733,000, or 161%, increase from 2014 to 2015 was primarily due to increased average cash balances.

Interest expense was $55,000 and $37,000 for the years ended December 31, 2015 and 2014, respectively. The increase of $18,000, or 49%, was primarily due to higher average debt balances outstanding in 2015.

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

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through proceeds from the sale of equity securities. Through December 31, 2015, we have received approximately $932.4 million in aggregate gross proceeds from stock issuances, including convertible preferred stock, our initial public offering, private placements of our common stock, registered offerings of our common stock and the equity investment by JJDC.

In October 2014, we entered into a Master Security Agreement for a $1.0 million Capital Expenditure Line of Credit, or 2014 Credit Facility, with Webster Bank, National Association, or Webster. Under the 2014 Credit Facility, we were entitled to draw down equipment loan advances for the purchase of new laboratory equipment through October 3, 2015. Each advance under the 2014 Credit Facility is payable over a three year term and bear interest at a fixed rate, determined at the time of each advance, equal to the three year Federal Home Loan Bank of Boston Classic Advance rate plus 4.75%. In October 2014 and March 2015, Webster advanced $440,000 and $229,000, respectively, to us under the 2014 Credit Facility.

As of December 31, 2015, our debt balance due to borrowings was $454,000 with a weighted average interest rate of 6.26%. As of December 31, 2015, the following amounts remain outstanding under the following debt facilities:

Lender	Date	Interest Rate (per annum)	Principal Amount	Outstanding Balance	Maturity Date
Webster Bank	October 2014	6.30%	$440,000	$278,667	October 2017
Webster Bank	March 2015	6.20%	$228,962	$175,662	March 2018

We had $459.3 million and $152.9 million in cash, cash equivalents and marketable securities as of December 31, 2015 and 2014, respectively. We regularly review our investments and monitor the financial markets. As of December 31, 2015, our cash, cash equivalents and marketable securities included high-quality financial instruments, primarily money market funds, government sponsored bond obligations and other corporate debt securities which we believe are subject to limited credit risk.

Cash provided by operating activities was $5.6 million for the year ended December 31, 2015 and was primarily attributable to our net loss during the period of $5.0 million, adjusted for $12.8 million in non-cash charges related to depreciation, amortization of premiums on marketable securities and stock -based compensation combined with a $3.9 million increase in accrued expenses. This amount was partially offset by our $5.0 million net loss combined with $2.5 million in premiums paid on the purchase of investments and a $2.3 million decrease in accounts payable. Cash used in operating activities was $55.5 million for the year ended December 31, 2014 and was primarily attributable to our $69.0 million net loss primarily offset by $9.7 million non-cash charges related to depreciation, amortization of premiums on marketable securities and stock -based compensation combined with a $3.8 million increase in accounts payable and accrued expenses. Cash used in operating activities was $53.6 million for the year ended December 31, 2013 and was primarily attributable to our $58.9 million net loss combined with $3.4 million in premiums paid on the purchase of marketable securities, primarily offset by $8.7 million in non-cash charges related to depreciation, amortization of premiums on marketable securities and stock -based compensation.

Cash used in investing activities was $298.7 million for the year ended December 31, 2015 and was primarily attributable to purchase of marketable securities partially offset by maturities of marketable securities. Cash provided by investing activities was $43.3 million for the year ended December 31, 2014 and was primarily attributable to maturities of marketable securities partially offset by purchases of marketable securities. Cash used in investing activities was $65.0 million for the year ended December 31, 2013 and was primarily attributable to purchases of marketable securities partially offset by maturities of marketable securities.

Cash provided by financing activities was $301.1 million for the year ended December 31, 2015 and was primarily attributable to $158.9 million in proceeds related to the JJDC stock purchase agreement, $132.6 million in net proceeds from our February 2015 public offering of common stock combined with $5.6 million in net proceeds from the issuance of stock under an at-the-market sales agreement with Cantor Fitzgerald. Cash provided by financing activities was $52.4 million for the year ended December 31, 2014 and was primarily attributable to $42.6 million in net proceeds from the sale of 3,236,497 shares of our common stock pursuant to our at-the-market sales agreement with Cantor Fitzgerald, combined with $9.4 million in proceeds from the exercise of stock options and warrants. Cash provided by financing activities was $133.6 million for the year ended December 31, 2013 and was primarily attributable to $133.2 million in net proceeds from our public offering of common stock in February 2013.

We expect to incur substantial and increasing losses for at least the next several years as we seek to continue preclinical and initiate clinical development of our complement inhibitor program and identify and progress any potential drug candidates.

We do not expect our existing capital resources to be sufficient to fund the completion of the development of our complement inhibitor program. As a result, we may need to raise additional funds prior to, among other things, being able to further the development of our complement inhibitor program, market any drug candidates associated with that program, obtain regulatory approvals, fund operating losses, and if deemed appropriate, establish manufacturing and sales and marketing capabilities. We may need to raise such additional financing through a combination of public or private equity or debt financings, collaborations, partnerships or other arrangements with third parties or other sources of financing.

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

We may augment our cash balance through financing transactions, including through a combination of public and private equity offerings, debt financings and collaboration, strategic alliance and licensing arrangements. In connection with capital raising activities, we may be required to dilute our existing stockholders substantially. There can be no assurance that we will be able to obtain adequate levels of additional funding or favorable terms, if at all, or that we will achieve the milestone-based payments pursuant to the Janssen Agreement. If we are unable to obtain adequate levels of additional funding or if we do not achieve the milestone-based payments pursuant to the Janssen Agreement, in whole or in part, we may be required to:

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

Contractual Obligations and Commitments

The following table sets forth a summary of our commitments as of December 31, 2015:

	Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Debt, including interest	$485	$245	$240	$—	$—
Operating lease obligations	3,415	770	1,628	1,017	—
Clinical research obligations	14,206	14,154	51	1	—
Research obligations and licenses	1,092	852	240	—	—
Other professional obligations	100	20	40	40	—

Total	$19,298	$16,041	$2,199	$1,058	$—

Clinical research obligations consists of costs of services by clinical organizations, other outsourced research and materials used in research and development activities. Other professional obligations consist mainly of general and administrative consulting obligations. Upon the achievement of specified development milestones for elvucitabine we will be required to make milestone payments to Yale University and Emory University. We will also be required to pay Yale University and Emory University royalties on net sales of elvucitabine and a specified share of sublicensing fees that we receive under any sublicenses that we grant. The timing and achievement of such milestones is uncertain and potential payments under these agreements have been excluded from the above amounts.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2015.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes all existing revenue recognition requirements, including most industry-specific guidance. ASU No. 2014-09 requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which delays the effective date of ASU No. 2014-09 by one year. The new standard is effective for reporting periods beginning after December 15, 2017. We are currently evaluating the impact ASU No. 2014-09 will have on our financial position and results of operations.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by its board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework (2013).

Based on its assessment, management concluded that, as of December 31, 2015, our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We intend to file with the Securities and Exchange Commission a definitive Proxy Statement, which we refer to herein as the Proxy Statement, not later than 120 days after the close of the fiscal year ended December 31, 2015. The information required by this item is incorporated herein by reference to the information contained under the sections captioned “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” of the Proxy Statement. The information required by this item relating to executive officers is included in “Part I, Item 1—Business—Executive Officers of the Registrant” of this Annual Report on Form 10-K on page 26 and is incorporated by reference.

We have adopted a written code of business conduct and ethics, which applies to our principal executive officer, principal financial or accounting officer or person serving similar functions and all of our other employees and members of our board of directors. The text of our code of ethics is available on our website at www.achillion.com. We did not waive any provisions of the code of business ethics during the year ended December 31, 2015. If we amend, or grant a waiver under, our code of business ethics that applies to our principal executive officer, principal financial or accounting officer, or persons performing similar functions, we intend to post information about such amendment or waiver on our website at www.achillion.com.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2016.

ACHILLION PHARMACEUTICALS, INC.

By:	/s/ MILIND S. DESHPANDE
Milind S. Deshpande President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MILIND S. DESHPANDE Milind S. Deshpande	President and Chief Executive Officer and Director (Principal executive officer)	February 25, 2016

/s/ MARY KAY FENTON Mary Kay Fenton	Executive Vice President and Chief Financial Officer (Principal financial and accounting officer)	February 25, 2016

/s/ DAVID SCHEER David Scheer	Chairman of the Board	February 25, 2016

/s/ JASON FISHERMAN, M.D. Jason Fisherman, M.D.	Director	February 25, 2016

/s/ GARY E. FRASHIER Gary E. Frashier	Director	February 25, 2016

/s/ KURT GRAVES Kurt Graves	Director	February 25, 2016

/s/ MICHAEL D. KISHBAUCH Michael D. Kishbauch	Director	February 25, 2016

/s/ ROBERT VAN NOSTRAND Robert Van Nostrand	Director	February 25, 2016

/s/ NICOLE VITULLO Nicole Vitullo	Director	February 25, 2016

/s/ FRANK VERWIEL Frank Verwiel	Director	February 25, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Achillion Pharmaceuticals, Inc.:

In our opinion, the accompanying balance sheets and the related statements of comprehensive loss, of stockholders’ equity, and of cash flows present fairly, in all material respects, the financial position of Achillion Pharmaceuticals, Inc. at December 31, 2015 and December 31, 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut

February 25, 2016

Achillion Pharmaceuticals, Inc.

Balance Sheets

(in thousands, except per share amounts)

	As of December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$81,725	$73,664
Marketable securities	377,616	79,215
Accounts and other receivables	506	95
Prepaid expenses and other current assets	2,741	1,901

Total current assets	462,588	154,875
Fixed assets, net	1,735	1,726
Other assets	50	54
Restricted cash	152	152

Total assets	$464,525	$156,807

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,133	$6,418
Accrued expenses	10,302	6,446
Current portion of long-term debt	223	195

Total current liabilities	14,658	13,059
Long-term debt	231	279

Total liabilities	14,889	13,338

Commitments (Notes 14 and 15)
Stockholders’ Equity:
Common Stock, $.001 par value; 200,000 shares authorized at December 31, 2015 and 2014; 136,640 and 103,594 shares issued and outstanding at December 31, 2015 and 2014, respectively	137	104
Additional paid-in capital	905,256	599,796
Stock subscription receivable	—	(5,737)
Accumulated deficit	(455,712)	(450,682)
Accumulated other comprehensive loss	(45)	(12)

Total stockholders’ equity	449,636	143,469

Total liabilities and stockholders’ equity	$464,525	$156,807

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Comprehensive Loss

(in thousands, except per share amounts)

	Years Ended December 31,
	2015	2014	2013
Revenue	$66,122	$—	$—

Operating expenses
Research and development	56,553	53,515	46,736
General and administrative	24,676	15,911	12,741

Total operating expenses	81,229	69,426	59,477

Loss from operations	(15,107)	(69,426)	(59,477)
Other income (expense)
Interest income	1,188	455	582
Interest expense	(55)	(37)	(52)
Other income	8,944	—	—

Net loss	$(5,030)	$(69,008)	$(58,947)

Unrealized loss on marketable securities	(33)	(18)	(13)

Total other comprehensive loss	(33)	(18)	(13)

Total comprehensive loss	$(5,063)	$(69,026)	$(58,960)

Basic and diluted net loss per share attributable to common stockholders (Note 4)	$(0.04)	$(0.70)	$(0.63)

Weighted average shares used in computing basic and diluted net loss per share attributable to common stockholders	125,592	98,367	93,983

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Stockholders’ Equity for the Years Ended December 31, 2013, 2014 and 2015

(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Stock Subscription Receivable	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2012	79,626	$80	$394,675	$(322,727)	—	$19	$72,047
Net loss	—	—	—	(58,947)	—	—	(58,947)
Other comprehensive loss	—	—	—	—	—	(13)	(13)
Stock compensation	—	—	5,920	—	—	—	5,920
Issuance of common stock upon exercise of warrants	4	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	224	—	555	—	—	—	555
Issuance of common stock under the Employee Stock Purchase Plan	44	—	185	—	—	—	185
Issuance of common stock in connection with the public offering, net of issuance costs	16,894	17	133,194	—	—	—	133,211

Balances at December 31, 2013	96,792	$97	$534,529	$(381,674)	—	$6	$152,958
Net loss	—	—	—	(69,008)	—	—	(69,008)
Other comprehensive loss	—	—	—	—	—	(18)	(18)
Stock compensation	—	—	7,273	—	—	—	7,273
Issuance of common stock upon exercise of warrants	2,099	2	5,249	—	—	—	5,251
Issuance of common stock upon exercise of stock options	1,364	1	4,192	—	(126)	—	4,067
Issuance of common stock under the Employee Stock Purchase Plan	102	1	240	—	—	—	241
Issuance of common stock in connection with the public offering, net of issuance costs	3,237	3	48,313	—	(5,611)	—	42,705

Balances at December 31, 2014	103,594	$104	$599,796	$(450,682)	(5,737)	$(12)	$143,469
Net loss	—	—	—	(5,030)	—	—	(5,030)
Other comprehensive loss	—	—	—	—	—	(33)	(33)
Stock compensation	—	—	10,072	—	—	—	10,072
Issuance of common stock upon exercise of warrants	8	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	835	1	3,730	—	126	—	3,857
Issuance of common stock under the Employee Stock Purchase Plan	36	—	290	—	—	—	290
Issuance of common stock in connection with public offerings, net of issuance costs	13,800	14	132,509	—	5,611	—	138,134
Issuance of common stock in connection with the JJDC stock purchase agreement	18,367	18	138,859	—	—	—	158,877

Balances at December 31, 2015	136,640	$137	$905,256	$(455,712)	$—	$(45)	$449,636

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net loss	$(5,030)	$(69,008)	$(58,947)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	694	489	399
Noncash stock-based compensation	10,072	7,273	5,920
(Gain)/loss on disposal of equipment	2	(2)	—
Premium on purchases of marketable securities	(2,486)	(947)	(3,387)
Amortization of premium on marketable securities	2,002	1,959	2,360
Changes in operating assets and liabilities:
Accounts and other receivables	(411)	385	(203)
Prepaid expenses and other current assets	(837)	575	(104)
Accounts payable	(2,285)	1,827	315
Accrued expenses	3,856	1,925	11

Net cash provided by (used in) operating activities	5,577	(55,524)	(53,636)

Cash flows from investing activities
Purchase of fixed assets	(704)	(947)	(408)
Purchase of marketable securities	(692,525)	(79,338)	(168,117)
Maturities of marketable securities	394,575	123,625	103,491

Net cash provided by (used in) investing activities	(298,654)	43,340	(65,034)

Cash flows from financing activities
Proceeds from issuance of common stock in connection with public offerings, net of issuance costs	138,260	42,705	133,211
Proceeds from issuance of common stock in connection with the JJDC stock purchase agreement	158,878	—	—
Proceeds from exercise of stock options	3,730	4,067	555
Proceeds from exercise of warrants	—	5,251	—
Proceeds from sale of stock under the Employee Stock Purchase Plan	290	241	185
Borrowings of debt	229	440	—
Repayments of debt	(249)	(313)	(350)

Net cash provided by financing activities	301,138	52,391	133,601

Net increase in cash and cash equivalents	8,061	40,207	14,931
Cash and cash equivalents, beginning of period	73,664	33,457	18,526

Cash and cash equivalents, end of period	$81,725	$73,664	$33,457

Supplemental disclosure of cash flow information
Cash paid for interest	$50	$35	$46
Supplemental disclosure of noncash financing activities
Cashless exercise of warrants	$53	$2,848	$47

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

The Company incurred losses of $441,850 from inception through December 31, 2015 and had an accumulated deficit of $455,712 at December 31, 2015, which includes preferred stock dividends recognized until the Company’s initial public offering in 2006. The Company has funded its operations primarily through the sale of equity securities.

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

Achillion Pharmaceuticals, Inc.

Notes to Financial Statements—(Continued)

(in thousands, except per share amounts)

Revenue Recognition

The Company recognizes revenue from contract research and development and research progress payments in accordance with Accounting Standards Codification (“ASC”) 605, Revenue Recognition. Revenue-generating research and development collaborations are often multiple element arrangements, providing for a license as well as research and development services. In order to account for these arrangements, the Company must identify the deliverables included within the arrangement and evaluate which deliverables represent separate units of accounting based on if certain criteria are met, including whether the delivered element has stand-alone value to the collaborator. The consideration received is allocated among the separate units of accounting and the applicable revenue recognition criteria are applied to each of the separate units.

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

In May 2015, the Company entered into parallel transactions with Janssen and its affiliate, Johnson & Johnson Innovation-JJDC, Inc. (“JJDC”), consisting of (i) an exclusive collaboration and license agreement with Janssen (the “Janssen Agreement”) pursuant to which, upon the closing of the transactions contemplated by the Janssen Agreement on June 29, 2015, the Company granted Janssen exclusive worldwide rights to develop and commercialize products that contain one or more of the Company’s drug candidates for the treatment of chronic hepatitis C virus (“HCV”) infection, namely odalasvir, a second-generation NS5A inhibitor, ACH-3422, a NS5B HCV polymerase inhibitor, and sovaprevir, a NS3/4A HCV protease inhibitor, and (ii) a stock purchase

Achillion Pharmaceuticals, Inc.

Notes to Financial Statements—(Continued)

(in thousands, except per share amounts)

agreement with JJDC (the “Stock Purchase Agreement”) pursuant to which, upon the closing of the transactions contemplated by the Stock Purchase Agreement, JJDC purchased 18,367 shares of the Company’s common stock (the “Shares”) at a price of $12.25 per share, for an aggregate purchase price of $225,000. The Janssen Agreement became effective on June 29, 2015 upon the early termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”). The Stock Purchase Agreement became effective July 1, 2015. In connection with the closing of the transactions contemplated by the Stock Purchase Agreement, the Company and JJDC entered into an Investor Agreement (the “Investor Agreement”) on July 1, 2015.

Pursuant to the terms of the Janssen Agreement, the Company was required to provide technology transfer services related to the chemistry, manufacturing and know-how to Janssen for up to 180 days after the effective date of the agreement. In accordance with ASC 605-25, which provides guidance on accounting for multiple-element arrangements, including the determination of the units of accounting and allocation of total arrangement consideration, the Company identified all of the obligations at the inception of the Janssen Agreement. The significant obligations were determined to be the license and the technology transfer services. The Company determined that license and technology transfer services represent a single unit of accounting because they were not viewed to have standalone value. The Janssen Agreement entered into by the Company and Janssen, the Stock Purchase Agreement, and the Investor Agreement were entered into by the Company and Janssen’s affiliate in contemplation of each other. The only upfront amount received by the Company in exchange for the license and technology transfer services and the issuance of the Shares was the $225,000. The Company determined that the amount received in excess of the fair value of the Shares upon issuance of $66,122 was attributed to the license and technology services. The Company also determined that there was no discernable pattern in which the technology services would be provided during the 180 day period after the effective date. In accordance with ASC 605-10, the Company determined that straight-line attribution of the license and technology services revenues would be used to recognize revenue. As such, revenue of $66,122 was recorded during the year ended December 31, 2015 associated with this transaction.

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

For the years ended December 31, 2015 and 2014, the Company based its estimate of the expected term on historical data for similar stock option grants. The Company utilized the simplified method in developing an estimate of the expected term of “plain vanilla” share options for the year ended December 31, 2013. This method was considered appropriate given the Company’s limited exercise history. For the years ended December 31, 2015, 2014 and 2013, the Company calculated volatility based on actual volatility for the expected term of the option. The Company estimates forfeitures at the grant date and recognizes compensation costs for only those awards that are expected to vest.

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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents are stated at cost, which approximates fair value, and include short-term, highly-liquid investments with original maturities of less than three months. The Company also holds certificates of deposit, which collateralize the Company’s facility lease which are classified as restricted cash in the accompanying balance sheets. The restricted cash will be released from restriction in 2020. At December 31, 2015 and 2014, the Company had $81,725 and $73,664, respectively, of cash and cash equivalents.

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

The fair value of the Company’s marketable securities of $377,616 and $79,215 as of December 31, 2015 and 2014, respectively, was valued based on level 2 inputs. The Company’s investments consist mainly of corporate debt securities and government sponsored bond obligations. Fair value is determined by taking into consideration valuations obtained from third-party pricing services. The third-party pricing services utilize industry standard valuation models, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; issuer credit spreads; benchmark securities; and other observable inputs. The Company has assessed these as level 2 within the fair value hierarchy of ASC 820. The Company classifies its entire investment portfolio as available for sale as defined in ASC 320, “Debt and Equity Securities.” Securities are carried at fair value with the unrealized gains (losses) reported as a separate component of stockholders’ equity within accumulated other comprehensive income.

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

For the years ended December 31, 2015, 2014, and 2013, 100%, 0% and 0%, respectively, of the Company’s revenue was generated from the Janssen Agreement. At December 31, 2015, 79% of the Company’s accounts receivable was from one collaboration partner.

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

Achillion Pharmaceuticals, Inc.

Notes to Financial Statements—(Continued)

(in thousands, except per share amounts)

The Company did not have any unrecognized tax benefits as of December 31, 2015. The Company reviews all tax positions to ensure the tax treatment selected is sustainable based on its technical merits and that the position would be sustained if challenged.

Segment Information

The Company is engaged solely in the discovery and development of innovative small molecule drug therapies. Accordingly, the Company has determined that it operates in one operating segment.

Accounting Standards Updates

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes all existing revenue recognition requirements, including most industry-specific guidance. ASU No. 2014-09 requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which delays the effective date of ASU No. 2014-09 by one year. The new standard is effective for reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact ASU No. 2014-09 will have on its financial position and results of operations.

In August 2014, FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern.” ASU No. 2014-15 provides guidance regarding management’s responsibility to evaluate whether there exists substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. ASU No. 2014-15 is effective for annual reporting periods beginning after December 15, 2016, and interim periods thereafter. The Company does not believe ASU No. 2014-15 will have a material effect on its financial position and results of operations or disclosures.

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

Between December 22, 2014 and December 31, 2014, the Company sold 3,236 shares of its common stock pursuant to the Sales Agreement, dated November 8, 2012, between the Company and Cantor Fitzgerald & Co.

Achillion Pharmaceuticals, Inc.

Notes to Financial Statements—(Continued)

(in thousands, except per share amounts)

(the “Cantor Sales Agreement”). In connection with these sales, the Company received $48,316 in net proceeds. As of December 31, 2014, the Company had $5, 611 in subscriptions receivable, as a portion of the sales under the Cantor Sales Agreement closed in January 2015. In January 2015, the Company received the remaining $5,611 in net proceeds from the portion of the sales that closed in January 2015.

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

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Net loss (numerator)	$(5,030)	$(69,008)	$(58,947)
Weighted-average shares, in thousands (denominator)	125,592	98,367	93,983
Basic and diluted net loss per share	$(0.04)	$(0.70)	$(0.63)

Potentially dilutive securities outstanding as of December 31, 2015, 2014 and 2013 are as follows:

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Stock Options	8,501	9,493	9,083
Warrants	2,833	2,844	5,338

5. Collaboration Arrangements

Janssen Pharmaceuticals, Inc.

In May 2015, the Company entered into parallel transactions with Janssen and its affiliate, JJDC, Inc. , consisting of (i) an exclusive collaboration and license agreement with Janssen pursuant to which, upon the closing of the transactions contemplated by the Janssen Agreement on June 29, 2015, the Company granted Janssen exclusive worldwide rights to develop and commercialize products that contain one or more of the Company’s drug candidates for the treatment of HCV, namely odalasvir, a second-generation NS5A inhibitor, ACH-3422, a NS5B HCV polymerase inhibitor, and sovaprevir, a NS3/4A HCV protease inhibitor, and (ii) a stock purchase agreement with pursuant to which, upon the closing of the transactions contemplated by the Stock

Achillion Pharmaceuticals, Inc.

Notes to Financial Statements—(Continued)

(in thousands, except per share amounts)

Purchase Agreement, JJDC purchased 18,367 shares of the Company’s common stock at a price of $12.25 per share, for an aggregate purchase price of $225,000. The Janssen Agreement became effective on June 29, 2015 upon the early termination of applicable waiting periods under the HSR Act. The Stock Purchase Agreement became effective July 1, 2015. In connection with the closing of the transactions contemplated by the Stock Purchase Agreement, the Company and JJDC entered into the Investor Agreement on July 1, 2015.

Under the terms of the Janssen Agreement, the Company is eligible to receive (1) up to $115,000 of milestone payments based upon achievement of clinical enrollment and dosing in specified studies, substantially all of which is related to dosing in one study, (2) up to an additional $290,000 of milestone payments based upon regulatory approvals and first commercial sale in specified territories, the majority of which relates to regulatory approval and the first commercial sale in the U.S., and (3) up to an additional $500,000 of milestone payments based upon achieving worldwide sales targets. The Company is also eligible to receive royalties on worldwide annual net sales of licensed products, if any, at tiered royalty rate percentages beginning in the mid-teens and rising to the low-twenties, subject to customary reductions. The royalty term is determined on a licensed-product-by-licensed-product and country-by-country basis and begins on the first commercial sale of a licensed product in a country and ends on the expiration of the last to expire of specified patents or regulatory exclusivity covering such licensed product in such country or, with a customary royalty reduction, ten years after such first commercial sale if there is no such exclusivity. Janssen will bear the future costs of worldwide development and commercialization of licensed products, subject to specified exceptions relating to the Company’s ongoing studies and technology transfer.

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

Pursuant to the terms of the Janssen Agreement, the Company was required to provide technology transfer services related to the chemistry, manufacturing and know-how to Janssen for up to 180 days after the effective date. In accordance with ASC 605-25, which provides guidance on accounting for multiple-element arrangements, including the determination of the units of accounting and allocation of total arrangement consideration, the Company identified all of the obligations at the inception of the Janssen Agreement. The significant obligations were determined to be the license and the technology transfer services. The Company has determined that license and technology transfer services represent a single unit of accounting because they were not viewed to have standalone value. The Janssen Agreement entered into by the Company and Janssen, the Stock Purchase Agreement, and the Investor Agreement were entered into by the Company and Janssen’s affiliate in contemplation of each other. The only upfront amount received by the Company in exchange for the license and technology transfer services and the issuance of the Company’s common stock was the $225,000. The Company determined that the amount received in excess of the fair value of the Company’s common stock upon issuance of $66,122 was attributed to the license and technology services. The Company also determined that there was no discernable pattern in which the technology services would be provided during the 180 day period after the effective date. In accordance with ASC 605-10, the Company determined that straight-line

Achillion Pharmaceuticals, Inc.

Notes to Financial Statements—(Continued)

(in thousands, except per share amounts)

attribution of the license and technology services revenues would be used to recognize revenue. As such, revenue of $66,122 was recorded during the year ended December 31, 2015 associated with this transaction.

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

6. Marketable Securities

The fair value of the Company’s marketable securities of $377,616 and $79,215 as of December 31, 2015 and 2014, respectively, is valued based on level 2 inputs. The Company’s investments consist mainly of corporate debt securities and government sponsored bond obligations. Fair value is determined by taking into

Achillion Pharmaceuticals, Inc.

Notes to Financial Statements—(Continued)

(in thousands, except per share amounts)

consideration valuations obtained from third-party pricing services. The third-party pricing services utilize industry standard valuation models, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; issuer credit spreads; benchmark securities; and other observable inputs. There were no transfers between levels within the hierarchy during the years ended December 31, 2014 and 2015. The Company has assessed these as level 2 within the fair value hierarchy of ASC 820. The Company classifies its entire investment portfolio as available for sale as defined in ASC 320, Debt and Equity Securities. Securities are carried at fair value with the unrealized gains (losses) reported in other comprehensive income.

The unrealized (loss) gain from marketable securities was $(45), $(12) and $6 at December 31, 2015, 2014 and 2013, respectively.

As of December 31, 2015, none of the Company’s investments were determined to be other than temporarily impaired.

The following table summarizes the Company’s investments:

	December 31, 2015				December 31, 2014
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Commercial Paper	$137,483	$158	(6)	$137,635	$4,747	$3	—	$4,750
Corporate Debt Securities	164,884	—	(205)	164,679	58,452	1	(16)	58,437
Government and Agency Securities	75,294	16	(8)	75,302	16,028	1	(1)	16,028

Total	$377,661	$174	(219)	$377,616	$79,227	$5	(17)	$79,215

The following additional table summarizes, by industry, the fair value of investments:

	As of December 31,
	2015	2014
Government	75,301	16,028
Banking	93,040	18,925
Industrial	209,275	44,262

Total	$377,616	$79,215

7. Prepaid Expenses and Other Current Assets

A summary of prepaid expenses and other current assets is as follows:

	As of December 31,
	2015	2014
Prepaid research and development costs	$487	$221
Tax credit receivable	640	678
Maintenance agreements	269	387
Interest receivable	1,199	551
Other prepaid expenses	146	64

Total	$2,741	$1,901

Achillion Pharmaceuticals, Inc.

Notes to Financial Statements—(Continued)

(in thousands, except per share amounts)

8. Fixed Assets, net

A summary of property and equipment is as follows:

	As of December 31,
	2015	2014
Laboratory equipment	$3,642	$3,461
Office equipment	1,302	989
Leasehold improvements	3,083	3,017
Construction in process	6	—

	8,033	7,467
Less—accumulated depreciation and amortization	(6,298)	(5,741)

Total	$1,735	$1,726

Depreciation expense was $693, $488 and $390 for the years ended December 31, 2015, 2014 and 2013, respectively.

9. Accrued Expenses

Accrued expenses consist of the following:

	As of December 31,
	2015	2014
Accrued compensation	$4,326	$846
Accrued research and development expenses	4,743	4,727
Accrued professional expenses	846	649
Other accrued expenses	387	224

Total	$10,302	$6,446

Accrued research and development expenses are comprised of amounts owed to third-party contract research organizations, (“CROs”), clinical investigators, laboratories and data managers for research and development work performed on behalf of the Company.

Achillion Pharmaceuticals, Inc.

Notes to Financial Statements—(Continued)

(in thousands, except per share amounts)

10. Debt

Debt consists of the following:

	As of December 31,
	2015	2014
2011 Credit Facility, payable in equal monthly installments through March 2015, with fixed interest of 6.44% per annum	$—	$56
2014 Credit Facility, payable in equal monthly installments through October 2017, with fixed interest of 6.30% per annum	279	418
2014 Credit Facility, payable in equal monthly installments through March 2018, with fixed interest of 6.20% per annum	175	—

Total long-term debt	454	474
Less: current portion	(223)	(195)

Total long-term debt, net of current portion	$231	$279

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

11. Capital Structure

Preferred Stock

At December 31, 2015, the Company had 5,000 authorized shares of undesignated preferred stock of which no shares were issued and outstanding.

Common Stock

At December 31, 2015, the Company had 200,000 authorized shares of $0.001 par value common stock of which 136,640 shares were issued and outstanding and 21,813 shares were reserved for future issuance.

Warrants

At December 31, 2015, there were 2,833 warrants outstanding with a weighted average exercise price of $3.12 and a weighted average remaining contractual life of 1.64 years.

Achillion Pharmaceuticals, Inc.

Notes to Financial Statements—(Continued)

(in thousands, except per share amounts)

Stock Subscription Receivable

In December 2014, the Company issued 3,236 shares of common stock under a sales agreement with Cantor Fitzgerald. Sales of the Company’s common stock under the agreement with Cantor Fitzgerald were deemed to be “at-the-market” equity offerings as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act. The offering resulted in net proceeds to the Company of $48,316. Of the total proceeds, $5,611 was not received until January 2015 and was recorded as a stock subscription receivable as of December 31, 2014.

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

The 2006 Plan provided for the grant of incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights and other stock-based awards. The Company’s officers, employees, consultants, advisors and directors, and those of any subsidiaries, were eligible to receive awards under the 2006 Plan. The Company’s board of directors administered the 2006 Plan.

Following the adoption of the 2015 Stock Incentive Plan, the Company no longer grants stock options or other awards under the 2006 Plan.

2015 Stock Incentive Plan

The Company’s 2015 Stock Incentive Plan (“the 2015 Plan”), was approved by the Company’s stockholders in June 2015. The 2015 Plan replaced the Company’s 2006 Stock Incentive Plan, as amended, (the “2006 Plan”). Upon the approval of the 2015 Plan by stockholders, the 2006 Plan terminated, and all then outstanding awards under the 2006 Plan remained in effect, but no additional awards will be made under the 2006 Plan. However, the terms of the 2006 Plan will continue to apply to awards previously granted under the 2006 Plan.

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

Options granted under the Company’s 1998 Stock Option Plan, 2006 Stock Incentive Plan and the 2015 Stock Incentive Plan (the “Plans”), are exercisable for a period determined by the Company, but in no event longer than ten years from the date of the grant. Options generally vest ratably over four years.

As of December 31, 2015, there were 8,773 shares available to be granted under the 2015 Plan.

A summary of the status of the Company’s stock option activity for the year ended December 31, 2015 is presented in the table and narrative below:

	2015
	Options	Weighted Average Exercise Price
Outstanding at January 1, 2015	9,493	$6.88
Granted	213	9.14
Exercised	(835)	4.47
Forfeited	(297)	7.93
Cancelled	(73)	12.60

Outstanding at December 31, 2015	8,501	$7.08

Options exercisable at December 31, 2015	5,642	$6.39

Options vested and expected to vest at December 31, 2015	8,083	$7.05

Achillion Pharmaceuticals, Inc.

Notes to Financial Statements—(Continued)

(in thousands, except per share amounts)

The following table summarizes information about stock options outstanding at December 31, 2015:

	Options Outstanding			Options Vested
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Vested	Weighted Average Exercise Price
$0.00 – $2.00	137	3.0	$1.05	137	$1.05
$2.01 – $4.00	3,279	6.6	3.07	2,288	3.08
$4.01 – $6.00	367	2.2	5.16	364	5.15
$6.01 – $8.00	1,754	6.8	7.45	1,347	7.42
$8.01 – $10.00	1,033	7.3	8.73	742	8.68
$10.01 – $12.00	125	8.6	10.51	41	10.70
$12.01 – $14.00	1,502	8.9	13.44	419	13.43
$14.01 – $16.00	301	1.0	14.75	301	14.75
$16.01 – $20.00	3	1.1	19.00	3	19.00

	8,501	6.7	$7.08	5,642	$6.39

As of December 31, 2015, the intrinsic value of the options outstanding and options vested was $36,733 and $27,139, respectively. The intrinsic value for stock options is calculated based on the difference between the exercise prices of the underlying awards and the quoted stock price of the Company’s common stock as of the reporting date.

The total intrinsic value of stock options exercised for the years ended December 31, 2015, 2014 and 2013 was $5,302, $7,855 and $790, respectively.

The weighted-average, grant-date fair value of options granted during the years ended December 31, 2015, 2014 and 2013 was $6.66, $8.50 and $3.29, respectively. The weighted-average, grant-date fair value of options vested at December 31, 2015, 2014 and 2013 was $4.64, $4.13 and $3.52, respectively.

The weighted average remaining contractual life is 5.9 years for options exercisable and 6.7 years for options vested and expected to vest.

Stock -Based Compensation

Under the provisions of ASC 718, stock-based compensation cost is based on the fair value of the portion of stock-based awards that is ultimately expected to vest during the period. The Company utilizes the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of assumptions which determine the fair value of the stock-based awards. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected term of stock options, the expected volatility of our stock and expected dividends. The Company is also required to estimate forfeitures at the grant date and recognize compensation costs for only those awards that are expected to vest. Judgment is required in estimating the amount of stock-based awards that are expected to be forfeited. For the years ended December 31, 2015 and 2014, the Company based its estimate of the expected term on historical data for similar stock option grants. The Company utilized the simplified method in developing an estimate of the expected term of “plain vanilla” share options for the year ended December 31, 2013. This method was considered appropriate given the Company’s limited exercise history. For the years ended December 31, 2015, 2014 and 2013, the Company calculated volatility based on actual volatility for the expected term of the option.

Achillion Pharmaceuticals, Inc.

Notes to Financial Statements—(Continued)

(in thousands, except per share amounts)

The assumptions used to value options granted are as follows:

	For the Years Ended December 31,
	2015	2014	2013
Expected term of option	6.25 years	5.0 – 6.25 years	5.0 – 6.1 years
Expected volatility	84% – 91%	92% – 96%	87% – 94%
Risk free interest rate	1.54 – 1.93%	1.81 – 2.02%	1.01 – 2.10%
Expected dividend yield	0%	0%	0%

Total compensation expense recorded in the accompanying statements of comprehensive loss associated with option grants made to employees for the years ended December 31, 2015, 2014 and 2013 was $9,887, $7,177 and $5,760, respectively. Total compensation expense recorded in the accompanying statements of comprehensive loss associated with option grants made to consultants for the years ended December 31, 2015, 2014 and 2013 was $25, $0 and $69, respectively.

The Company recorded no tax benefit related to these options as the Company is currently in a net operating loss position and maintains a full valuation allowance.

As of December 31, 2015, the total compensation cost related to options not yet recognized in the financial statements is approximately $15,333, net of estimated forfeitures, and the weighted average period over which it is expected to be recognized is 1.4 years.

Compensation expense related to option grants made to employees and consultants is included in research and development and general and administrative expense as follows:

	For the Years Ended December 31,
	2015	2014	2013
Research and development	$4,346	$2,713	$2,146
General and administrative	5,567	4,464	3,682

Total	$9,913	$7,177	$5,828

2006 Employee Stock Purchase Plan

The Company established an Employee Stock Purchase Plan effective December 1, 2006 (the “2006 ESPP Plan”). Eligible employees can purchase common stock pursuant to payroll deductions at a price equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six-month offering period. The Company originally reserved for issuance 250 shares of common stock under the 2006 ESPP Plan. On June 10, 2010, stockholders of the Company approved an amendment to the 2006 ESPP Plan to increase by 250 shares the number of shares of common stock reserved for issuance under the 2006 ESPP Plan from 250 shares to 500 shares. On June 2, 2015, stockholders of the Company approved an amendment to the 2006 ESPP Plan to increase by 1,700 shares the number of shares of common stock reserved for issuance under the 2006 ESPP Plan from 500 to 2,200 shares.

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

Achillion Pharmaceuticals, Inc.

Notes to Financial Statements—(Continued)

(in thousands, except per share amounts)

The Company recorded compensation cost related to 2006 ESPP Plan of $160, $96 and $92 for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, there were 1,706 shares available for future issuance under the 2006 ESPP Plan.

The assumptions used to value options granted under the 2006 ESPP Plan are as follows:

	For the Years Ended December 31,
	2015	2014	2013
Expected term of option	6 months	6 months	6 months
Expected volatility	57% – 88%	67% – 130%	47% – 141%
Risk free interest rate	0.07 – 0.08%	0.06 – 0.08%	0.11 – 0.14%
Expected dividend yield	0%	0%	0%

13. Other Income

In August 2015, a stockholder of the Company paid $8,944 to the Company relating to the disgorgement of short swing profits under Section 16(b) of the Securities Exchange Act.

14. Other License and Research and Development Agreements

The Company has entered into certain non-exclusive HCV license and collaborative research agreements with third parties relating to the Company’s drug discovery and development initiatives. Under these agreements, the Company has been granted certain worldwide non-exclusive licenses to use the licensed compounds or technologies. Included in the accompanying 2015, 2014 and 2013 statements of comprehensive loss is $115, $140 and $140, respectively, of research and development expense resulting from these arrangements. In order to maintain its rights under these agreements, provided that the Company does not terminate such agreements, the Company will also be required to pay an additional $100 of aggregate minimum payments over the next five years.

In February 2000, the Company entered into a license agreement with Vion Pharmaceuticals, (“Vion”), pursuant to which it obtained a worldwide exclusive sublicense from Vion on the composition of matter and use of elvucitabine. Vion’s license rights were granted to it by Yale University, (“Yale”). Upon the dissolution of Vion in a 2011 bankruptcy, the Company became a direct licensee of Yale. This license covers the use of elvucitabine alone, as a pharmaceutical composition containing elvucitabine alone, or its use as monotherapy to treat HIV. Yale has retained rights to utilize the intellectual property licensed by this agreement for its own noncommercial purposes. Through December 31, 2015, the Company has made aggregate payments of $35 to Yale under this agreement, including a $10 initial license fee and a $25 development milestone payment. Under the terms of the agreement, the Company may be required to make additional milestone payments to Yale of up to an aggregate of $850 for each licensed product based on the achievement of specified development and regulatory approval milestones. The Company is also required to pay Yale specified royalties on net product sales and a specified share of sublicensing fees that it receives under any sublicenses that it grants. No other payments are included in the Company’s financial statements as these payments are contingent on the achievement of certain milestones that have not yet been reached.

In July 2002, the Company entered into a license agreement with Emory University (“Emory”), pursuant to which it obtained a worldwide exclusive license under specified licensed patents to use elvucitabine in combination with other antivirals. Under the license, Emory retains a right to use the intellectual property for educational and research purposes only and also retains the right to approve sublicenses under specified

Achillion Pharmaceuticals, Inc.

Notes to Financial Statements—(Continued)

(in thousands, except per share amounts)

circumstances. Through December 31, 2015, the Company has made aggregate payments of $150 to Emory under this agreement, including an initial license fee of $100 and a development milestone payment of $50. The Company may also be required to make additional payments of up to an aggregate of $400 based on the achievement of specified development and regulatory approval milestones. Under this agreement, the Company is also required to pay Emory specified royalties on net product sales and a specified share of sublicensing fees that it receives under any sublicenses that it grants. As these payments are contingent on the achievement of certain milestones that have not yet been reached, the related amounts are not recognized as expense in the accompanying financial statements.

15. Commitments and Contingencies

401(k) Retirement Plan

The Company has a 401(k) defined contribution retirement plan covering substantially all full-time employees. The Company currently matches employee contributions at a rate of $0.50 cents for each dollar contribution, up to 6% of salary deferrals. However, the decision to match any employee contributions is at the sole discretion of the Company. The Company made matching contributions of $296, $262 and $238 for the years ended December 31, 2015, 2014 and 2013, respectively.

Operating Leases

The Company leases its operating facility located in New Haven, Connecticut. The lease agreement requires monthly lease payments through March 2020. The Company is recording the expense associated with the lease on a straight-line basis over the expected term of the lease and, as a result, has accrued $72 and $83 at December 31, 2015 and 2014, respectively.

The future minimum annual lease payments under this operating lease at December 31, 2015 are as follows:

Year Ended December 31,
2016	$770
2017	$814
2018	$814
2019	$814
2020	$203

Total	$3,415

Rent expense under operating leases was $629, $617, and $617, for the years ended December 31, 2015, 2014 and 2013, respectively.

From time to time, in the ordinary course of business, the Company is subject to litigation and regulatory examinations as well as information gathering requests, inquiries and investigations. As of December 31, 2015, there are no active matters.

On May 5, 2014, without any settlement payment by the Company, any individual defendant or any third party on their behalf, the lead plaintiffs in the previously disclosed consolidated class action lawsuit originally filed in October 2013 against the Company and certain of its current and former officers in the United States District Court for the District of Connecticut voluntarily dismissed all of their claims without prejudice. The Court approved the voluntary dismissal and closed the case on May 6, 2014. A dismissal without prejudice does not prevent the litigation of the same claims in a subsequent action.

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

The income tax provision (benefit) consists of the following:

	As of December 31,
	2015	2014	2013
Deferred:
Federal and state	$699	$29,287	$28,554
Valuation allowance	(699)	(29,287)	(28,554)

Total deferred	$—	$—	$—

A reconciliation of the statutory tax rates to the effective tax rates is as follows:

	Years Ended December 31,
	2015	2014	2013
Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State tax, net of federal benefit	(5.0)	(5.0)	(5.0)
Other	0.52	0.07	0.07
Share-based compensation	2.84	(0.56)	2.90
Valuation allowance	35.64	39.49	36.03

	0%	0%	0%

Achillion Pharmaceuticals, Inc.

Notes to Financial Statements—(Continued)

(in thousands, except per share amounts)

Future tax benefits (deferred tax assets) related to temporary differences are as follows:

	As of December 31,
	2015	2014
Gross deferred tax assets:
Net operating losses	$151,076	$154,019
Tax credits (federal and state)	12,977	11,419
Share-based compensation	7,643	5,378
Other	419	601

	$172,115	$171,417
Less—valuation allowance	(172,115)	(171,417)

Net deferred tax asset	$—	$—

At December 31, 2015 and 2014, the Company had gross deferred income tax assets of approximately $172,115 and $171,417, respectively, which result primarily from net operating loss and tax credit carryforwards. ASC 740 requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all positive and negative evidence is required when measuring the need for a valuation allowance. The Company’s cumulative loss from inception represents sufficient negative evidence to require a valuation allowance. The Company concluded that it is appropriate to maintain a full valuation allowance for its net deferred tax assets. Additionally, the Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

At December 31, 2015 and 2014, the Company had available the following net operating loss and credit carryforwards:

	As of December 31,
	2015	2014
Federal net operating loss carryforwards	$351,977	$360,598
State net operating loss carryforwards	418,720	418,879
Federal research and development credit carryforwards	8,337	7,007
State research and development credit carryforwards	4,640	4,412

The Company’s federal net operating loss carryforwards expire commencing in 2018 through 2035 and state net operating loss carryforwards which expire commencing in 2020 through 2035. The Company’s federal research and development credit carryforwards expire commencing in 2028 through 2034. The Connecticut research and development carryforwards have no expiration period.

Deferred tax assets relating to tax benefits of employee stock options have been reduced to reflect exercises. Some exercises resulted in tax deductions in excess of previously recorded benefits based on the option value at the time of grant (“windfalls”). Although these windfalls are reflected in net operating loss carryforwards, the additional tax benefit associated with the windfall is not recognized until the deduction reduces taxes payable. Accordingly, approximately $14,345 of the net operating loss carryforwards available, if realized, would be credited to additional paid-in capital.

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

The federal and state tax authorities could challenge tax positions taken by the Company for the periods for which there are open tax years. Years subject to audit are years in which unused net operating losses were generated that remain open by the statute of limitations. The Company is open to challenge for the periods of 2004 through 2015 in federal and the State of Connecticut jurisdictions.

The Company did not have any unrecognized tax benefits as of December 31, 2014 and 2015.

The State of Connecticut provides companies with the opportunity to exchange certain research and development credit carryforwards for cash in exchange for foregoing the carryforward of the research and development credit. The program provides for such exchange of the research and development credits at a rate of 65% of the annual research and development credit, as defined. During the years ended December 31, 2015, 2014 and 2013, the Company recorded a benefit of approximately $640, $678 and $183, respectively, for the estimated proceeds from this exchange. This benefit is recorded as a reduction of research and development expenditures.

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

As of December 31, 2015, Domain was the beneficial owner of approximately 4% of the Company’s total issued and outstanding shares of common stock.

Achillion Pharmaceuticals, Inc.

Notes to Financial Statements—(Continued)

(in thousands, except per share amounts)

18. Unaudited Quarterly Results

The following tables summarize unaudited quarterly financial data for the years ended December 31, 2015 and 2014. This data has been derived from unaudited financial statements that, in the Company’s opinion, include all adjustments necessary for a fair statement of such information. The operating results for any quarter are not necessarily indicative of results for any future period.

	2015 Quarters
	First	Second	Third (1)	Fourth (1)
Total operating revenue	$—	$711	$33,820	$31,591
Total operating expenses	19,399	29,899	16,839	15,092
Net income (loss)	(19,263)	(28,978)	26,259	16,952
Net loss per share—basic and diluted	$(0.17)	$(0.25)	$0.19	$0.12
Weighted average number of shares outstanding—basic	111,202	117,770	136,438	136,558
Weighted average number of shares outstanding—diluted	111,202	117,770	140,024	140,475

	2014 Quarters
	First	Second	Third	Fourth
Total operating revenue	$—	$—	$—	$—
Total operating expenses	16,235	15,766	15,764	21,661
Net loss	(16,088)	(15,657)	(15,667)	(21,596)
Net loss per share—basic and diluted	$(0.17)	$(0.16)	$(0.16)	$(0.21)
Weighted average number of shares outstanding—basic	96,792	97,017	99,031	100,579
Weighted average number of shares outstanding—diluted	96,792	97,017	99,031	100,579

(1) In May 2015, the Company entered into an exclusive collaboration and license agreement with Janssen, and its affiliate, Johnson & Johnson Innovation-JJDC, Inc., or JJDC, which we refer to as the Janssen Agreement for the further clinical advancement of a portfolio of antivirals the Company discovered and developed for the treatment of HCV. In addition, upon the closing of the transactions contemplated by the Janssen Agreement, the Company entered into a stock purchase agreement with JJDC. Pursuant to the JJDC stock purchase agreement, on July 1, 2015, the Company issued 18,367 shares of common stock to JJDC at a price of $12.25 per share for an aggregate purchase price of $225,000. The Company recorded revenue of $66,122 during the year ended December 31, 2015 associated with this transaction. Also refer to footnote 5.

EXHIBIT INDEX

			Incorporated by Reference
	Exhibit No.	Description	Form	SEC Filing date	Exhibit Number	Filed with this 10-K

	3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.	10-K	03/08/12	3.1

	3.2	Amended and Restated Bylaws of the Registrant.	10-K	03/29/07	3.2

	4.1	Specimen Certificate evidencing shares of common stock.	S-1/A	09/22/06	4.1

†	10.1	License Agreement, dated as of February 3, 2000, by and between Vion Pharmaceuticals, Inc. and the Registrant, as amended on January 28, 2002.	S-1	03/31/06	10.2

	10.2	Letter Agreement, dated as of September 22, 2006, by and between the Registrant and Yale University.	S-1/A	10/10/06	10.2.1

†	10.3	Collaboration and License Agreement, dated May 19, 2015, between the Registrant and Janssen Pharmaceuticals, Inc.	10-Q	08/10/15	10.2

	10.4	Stock Purchase Agreement, dated May 19, 2015, between the Registrant and Johnson & Johnson Innovation-JJDC, Inc.	10-Q	08/10/15	10.3

†	10.5	Investor Agreement, dated July1, 2015, between the Registrant and Johnson & Johnson Innovation-JJDC, Inc.	10-Q	08/10/15	10.4

	10.6	Form of Common Warrant issued by the Registrant pursuant to the Securities Purchase Agreement dated as of August 18, 2010.	S-3	09/17/10	10.2

	10.7	Form of Common Stock Warrant issued by the Registrant pursuant to the Loan and Security Agreement of GE Capital Corporation and Oxford Finance Corporation.	10-K	03/05/08	10.14

	10.8	Master Security Agreement between the Registrant and Webster Bank, National Association, dated as of October 3, 2014.	8-K	10/03/14	10.1

	10.9	Lease Agreement by and between the Registrant and WE George Street LLC for Suite 202, dated as of March 6, 2002.	S-1	03/31/06	10.14

	10.10	Amendment No. 2 to Lease, dated as of March 31, 2010, by and between the Registrant and WE George Street, LLC.	8-K	04/06/10	10.1

	10.11	Amendment No. 3 to Lease, dated as of August 20, 2015, by and between the Registrant and WE George Street, LLC.	8-K	08/24/15	10.1

#	10.12	2006 Stock Incentive Plan as amended September 18, 2006, March 9, 2010, June 10, 2010, April 11, 2012 and June 5, 2012.	8-K	06/11/12	99.3

#	10.13	Form of Nonstatutory Stock Option Agreement under the 2006 Stock Incentive Plan.	8-K	12/22/10	99.1

			Incorporated by Reference
	Exhibit No.	Description	Form	SEC Filing date	Exhibit Number	Filed with this 10-K

#	10.14	Form of Incentive Stock Option Agreement under the 2006 Stock Incentive Plan.	8-K	12/22/10	99.2

#	10.15	2015 Stock Incentive Plan, dated June 2, 2015.	8-K	06/08/15	10.1

#	10.16	Form of Incentive Stock Option Agreement under the 2015 Stock Incentive Plan.				X

#	10.17	Form of Nonstatutory Stock Option Agreement under the 2015 Stock Incentive Plan.				X

#	10.18	Second Amended and restated Employment Agreement and Supplemental Severance Agreement, dated March 9, 2010, and Supplemental Terms of Compensation, dated April 5, 2011, between the Registrant and Mary Kay Fenton.	8-K	04/08/11	10.2

#	10.19	Employment Agreement, dated April 5, 2011, between the Registrant and Joseph Truitt.	8-K	04/08/11	10.6

#	10.20	Employment Agreement, dated May 6, 2013 between the Registrant and David Apelian.	8-K	05/30/13	10.1

#	10.21	Employment Agreement, dated May 28, 2013 between the Registrant and Milind Deshpande.	8-K	05/30/13	10.2

#	10.22	Letter Agreement, dated May 23, 2014, between the Registrant and Milind Deshpande.	10-Q	08/07/14	10.1

#	10.23	Employment Agreement, dated January 2, 2016 between the Registrant and Joel Barrish.				X

#	10.24	Employment Agreement, dated February 1, 2016 between the Registrant and Martha Manning.				X

#	10.25	Non-Executive Directors Compensation Policy, dated January 23, 2016.				X

	23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.				X

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a- 14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934				X

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a- 14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934				X

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

Incorporated by Reference
Exhibit No.	Description	Form	SEC Filing date	Exhibit Number	Filed with this 10-K

101.CAL	XBRL Taxonomy Calculation Linkbase Document				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Label Linkbase Document				X

101.PRE	XBRL Taxonomy Presentation Linkbase Document				X

#	Management contracts or compensatory plans or arrangement
†	Indicates confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets at December 31, 2015 and December 31, 2014, (ii) Statements of Comprehensive Loss for the years ended December 31, 2015, 2014 and 2013, (iii) Statements of Stockholders’ Equity and Comprehensive Loss for the years ended December 31, 2013, 2014 and 2015, (iv) Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013 and (v) Notes to Financial Statements.