Form 10-Q
period 2016-03-31
ACHILLION PHARMACEUTICALS INC
filed 2016-05-03
CIK 1070336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 1, 2016, the registrant had 136,640,019 shares of Common Stock, $0.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Achillion Pharmaceuticals, Inc.

Balance Sheets

(in thousands, except per share amounts)

(unaudited)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$58,745	$81,725
Marketable securities	381,102	377,616
Accounts and other receivables	917	506
Prepaid expenses and other current assets	2,277	2,741

Total current assets	443,041	462,588
Marketable securities	3,034	—
Fixed assets, net	2,377	1,735
Other assets	52	50
Restricted cash	152	152

Total assets	$448,656	$464,525

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,583	$4,133
Accrued expenses	6,653	10,302
Current portion of long-term debt	227	223

Total current liabilities	13,463	14,658
Long-term debt	173	231
Other long-term liabilities	152	—

Total liabilities	13,788	14,889

Commitments and contingencies (Note 13)

Stockholders’ equity:
Common Stock, $0.001 par value; 200,000 shares authorized: 136,640 and 136,640 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	137	137
Additional paid-in capital	908,232	905,256
Accumulated deficit	(473,766)	(455,712)
Accumulated other comprehensive income (loss)	265	(45)

Total stockholders’ equity	434,868	449,636

Total liabilities and stockholders’ equity	$448,656	$464,525

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Comprehensive Loss

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue	$—	$—

Operating expenses
Research and development	13,278	15,156
General and administrative	5,440	4,243

Total operating expenses	18,718	19,399

Loss from operations	(18,718)	(19,399)
Other income (expense)
Interest income	679	152
Interest expense	(15)	(16)

Net loss	(18,054)	(19,263)

Total comprehensive loss (Note 11)	(17,744)	(19,203)

Basic and diluted net loss per share (Note 5)	$(0.13)	$(0.17)

Weighted average number of shares used in computing basic and diluted net loss per share	136,640	111,202

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net loss	$(18,054)	$(19,263)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	192	160
Noncash stock-based compensation	2,976	2,917
Premium on purchase of marketable securities	(245)	(1,039)
Amortization of premium on marketable securities	383	385
Changes in operating assets and liabilities:
Accounts and other receivables	(411)	(711)
Prepaid expenses and other assets	461	370
Accounts payable	2,408	1,522
Accrued expenses and other liabilities	(3,894)	(1,662)

Net cash used in operating activities	(16,184)	(17,321)

Cash flows from investing activities
Purchases of fixed assets	(394)	(74)
Purchases of marketable securities	(172,463)	(209,108)
Maturities of marketable securities	166,115	60,605

Net cash used in investing activities	(6,742)	(148,577)

Cash flows from financing activities
Proceeds from the issuance of common stock in connection with public offerings, net of issuance costs	—	138,291
Proceeds from exercise of stock options	—	527
Borrowings of debt	—	229
Repayments of debt	(54)	(90)

Net cash (used in) provided by financing activities	(54)	138,957

Net decrease in cash and cash equivalents	(22,980)	(26,941)
Cash and cash equivalents, beginning of period	81,725	73,664

Cash and cash equivalents, end of period	$58,745	$46,723

Supplemental disclosure of cash flow information
Cash paid for interest	$14	$21
Supplemental disclosure of non-cash financing information
Cashless exercise of warrants	$—	$53
Purchases of fixed assets in accounts payable and accrued expenses	$439	$—

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Notes to Financial Statements

(in thousands, except per share amounts)

(unaudited)

1. Nature of the Business

Achillion Pharmaceuticals, Inc. (the “Company”) was incorporated on August 17, 1998 in Delaware. The Company is a science-driven, patient-focused biopharmaceutical company seeking to leverage its believed strengths across the continuum from discovery through commercialization by discovering and developing small molecule therapeutics to meet the needs of patients with infectious and complement-mediated diseases. The Company is devoting substantially all of its efforts towards product research and development.

The Company incurred losses of $459,904 from inception through March 31, 2016 and had an accumulated deficit of $473,766 at March 31, 2016, which includes preferred stock dividends recognized until the Company’s initial public offering in 2006. The Company has funded its operations primarily through the sale of equity securities.

Based on the Company’s current clinical plan, the Company believes that its existing cash, cash equivalents and marketable securities will be sufficient to meet its current projected operating requirements for at least the next 12 months. However, the Company’s future capital requirements may change and will depend upon numerous factors, including but not limited to:

•	the costs involved in the preclinical and clinical development of the Company’s complement inhibitor drug candidates;

•	the costs involved in obtaining regulatory approvals for the Company’s drug candidates;

•	the scope, prioritization and number of programs the Company pursues;

•	the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent and other intellectual property claims;

•	the timing and amount of proceeds received from milestones achieved and royalties earned, if any, by the Company under its exclusive collaboration and license agreement with Janssen Pharmaceuticals, Inc., the pharmaceutical subsidiary of Johnson and Johnson, Inc. (“Janssen”);

•	the Company’s ability to raise debt or equity capital, including any changes in the credit or equity markets that may impact its ability to obtain capital in the future;

•	the costs associated with, and the outcome of, lawsuits against the Company, if any;

•	the Company’s acquisition and development of new technologies and drug candidates; and

•	competing technological and market developments, including those currently unknown to the Company.

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

In February 2016, FASB issued ASU No. 2016-02 “Leases - Topic 842”. ASU No. 2016-02 requires the recognition of lease assets and lease liabilities by lessees for all leases greater than one year in duration and classified as operating leases under previous GAAP. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, and for interim periods within that fiscal year. The Company is currently evaluating the impact ASU No. 2016-02 will have on its financial position and results of operations.

In March 2016, FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718).” The new guidance simplifies certain aspects related to income taxes, statement of cash flows, and forfeitures when accounting for share-based payment transactions. ASU No. 2016-09 is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact ASU No 2016-09 will have on its financial position and results of operations.

In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations.” ASU No. 2016-08 clarifies the implementation guidance on principal versus agent considerations. The Company is currently evaluating the method of adoption and the potential impact that Topic 606 may have on its financial position and results of operations.

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” ASU No. 2016-10 clarifies the implementation guidance on identifying performance obligations and licensing. The Company is currently evaluating the method of adoption and the potential impact that Topic 606 may have on its financial position and results of operations.

3. Basis of Presentation

The accompanying unaudited financial statements of the Company should be read in conjunction with the audited financial statements and notes as of and for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 25, 2016. The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information, in accordance with the instructions to Form 10-Q and the guidance in Article 10 of Regulation S-X. Accordingly, since they are interim financial statements, the accompanying financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements.

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2016, and its results of operations for the three months ended March 31, 2016 and 2015, and cash flows for the three months ended March 31, 2016 and 2015. The balance sheet as of December 31, 2015, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. Interim results are not necessarily indicative of results for a full year.

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

5. Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) is calculated in accordance with Accounting Standards Codification (“ASC”) 260, “Earnings Per Share,” by dividing net income or loss attributable to common stockholders by the weighted average common stock outstanding. Diluted EPS is calculated by adjusting weighted average common shares outstanding for the dilutive effect of common stock options and warrants. In periods in which a net loss is recorded, no effect is given to potentially dilutive securities, since the effect would be antidilutive. Securities that could potentially dilute basic EPS in the future were not included in the computation of diluted EPS because to do so would have been antidilutive. The calculations of basic and diluted net loss per share are as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Net loss (numerator)	$(18,054)	$(19,263)
Weighted-average shares, in thousands (denominator)	136,640	111,202
Basic and diluted net loss per share	$(0.13)	$(0.17)

Potentially dilutive securities outstanding as of March 31, 2016 and 2015 are as follows:

	March 31,
	2016	2015
	(in thousands)
Stock Options	10,781	9,148
Warrants	2,833	2,833

Total potentially dilutive securities outstanding	13,614	11,981

6. Collaboration Arrangements

Janssen Pharmaceuticals, Inc.

In May 2015, the Company entered into parallel transactions with Janssen and its affiliate, JJDC, Inc. , consisting of (i) an exclusive collaboration and license agreement with Janssen (the “Janssen Agreement”) pursuant to which, upon the closing of the transactions contemplated by the Janssen Agreement on June 29, 2015, the Company granted Janssen exclusive worldwide rights to develop and commercialize products that contain one or more of the Company’s drug candidates for the treatment of chronic hepatitis C virus, (“HCV”), namely odalasvir, a second-generation NS5A inhibitor, ACH-3422, a NS5B HCV polymerase inhibitor, and sovaprevir, a NS3/4A HCV protease inhibitor, and (ii) a stock purchase agreement (the “Stock Purchase Agreement”) pursuant to which, upon the closing of the transactions contemplated by the Stock Purchase Agreement, JJDC purchased 18,367 shares of the Company’s common stock at a price of $12.25 per share, for an aggregate purchase price of $225,000. The Janssen Agreement became effective on June 29, 2015 upon the early termination of applicable waiting periods under the Hart-Scott-Rodino Act. The Stock Purchase Agreement became effective July 1, 2015. In connection with the closing of the transactions contemplated by the Stock Purchase Agreement, the Company and JJDC entered into an investor agreement on July 1, 2015 (the “Investor Agreement”), governing specified rights and obligations of JJDC with respect to its ownership of shares of the Company’s common stock.

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

Pursuant to the terms of the Janssen Agreement, the Company was required to provide technology transfer services related to the chemistry, manufacturing and know-how to Janssen for up to 180 days after the effective date. In accordance with ASC 605-25, “Revenue Recognition - Multiple-element arrangements,” which provides guidance on accounting for multiple-element arrangements, including the determination of the units of accounting and allocation of total arrangement consideration, the Company identified all of the obligations at the inception of the Janssen Agreement. The significant obligations were determined to be the license and the technology transfer services. The Company has determined that license and technology transfer services represent a single unit of accounting because they were not viewed to have standalone value. The Janssen Agreement entered into by the Company and Janssen, the Stock Purchase Agreement, and the Investor Agreement were entered into by the Company and Janssen’s affiliate in contemplation of each other. The only upfront amount received by the Company in exchange for the license and technology transfer services and the issuance of the Company’s common stock was the $225,000. The Company determined that the amount received in excess of the fair value of the Company’s common stock upon issuance of $66,122 was attributed to the license and technology services. The Company also determined that there was no discernable pattern in which the technology services would be provided during the 180 day period after the effective date. In accordance with ASC 605-10, “Revenue Recognition – Overall,” the Company determined that straight-line attribution of the license and technology services revenues would be used to recognize revenue. As such, revenue of $66,122 was recorded during the year ended December 31, 2015 associated with this transaction.

The development, regulatory and sales milestones represent non-refundable amounts that would be paid by Janssen to the Company if certain milestones are achieved in the future. The Company has elected to apply the guidance in ASC 605-28, “Revenue Recognition – Milestone Method,” to the milestones. These milestones, if achieved, are substantive as they relate solely to past performance and are commensurate with estimated enhancement of value associated with the achievement of each milestone as a result of the Company’s performance; however, there can be no assurance that Janssen will achieve the milestones or that the Company will receive the related revenue.

Pursuant to the terms of the Janssen Agreement, a joint steering committee, or JSC, consisting of three members from each of Janssen and the Company has been formed. The JSC will provide strategic guidance for the joint HCV program. If the JSC fails to reach a unanimous decision on a matter within its authority, the matter shall be referred to the applicable executive officers of Janssen and the Company who shall attempt to reach a mutual decision. If the executive officers cannot reach a mutual decision, then Janssen has the deciding vote with regard to such matter.

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

7. Marketable Securities

The Company applies the provisions of ASC 820, “Fair Value Measurements and Disclosures,” for financial assets and liabilities measured on a recurring basis which requires disclosure that establishes a framework for measuring fair value and expands disclosures in the financial statements. The guidance requires that fair value measurements be classified and disclosed in one of the three categories:

Level 1: Quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date;

Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; or

Level 3: Unobservable inputs.

The fair value of the Company’s marketable securities of $384,136 and $377,616 as of March 31, 2016 and December 31, 2015, respectively, is valued based on level 2 inputs. The Company’s investments consist mainly of U.S. government and agency securities, government-sponsored bond obligations and certain other corporate debt securities. Fair value is determined by taking into consideration valuations obtained from third-party pricing services. The third-party pricing services utilize industry standard valuation models, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; issuer credit spreads; benchmark securities; and other observable inputs. The Company has assessed these as level 2 within the fair value hierarchy of ASC 820. The Company classifies its entire investment portfolio as available for sale as defined in ASC 320, “Debt and Equity Securities.” Securities are carried at fair value with the unrealized gains (losses) reported as a separate component of stockholders’ equity within accumulated other comprehensive income.

The unrealized gain (loss) from marketable securities was $265 and $(45) at March 31, 2016 and December 31, 2015, respectively.

As of March 31, 2016 and December 31, 2015, none of the Company’s investments were determined to be other than temporarily impaired.

The following table summarizes the Company’s investments:

	March 31, 2016				December 31, 2015
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Commercial Paper	$120,911	$230	—	$121,141	$137,483	$158	(6)	$137,635
Corporate Debt Securities	195,756	56	(34)	195,778	164,884	—	(205)	164,679
Government and Agency Securities	67,204	16	(3)	67,217	75,294	16	(8)	75,302

Total	$383,871	$302	(37)	$384,136	$377,661	$174	(219)	$377,616

8. Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2016	December 31, 2015
Accrued compensation	$2,406	$4,326
Accrued research and development expenses	2,869	4,743
Accrued professional expenses	967	846
Other accrued expenses	411	387

Total	$6,653	$10,302

Accrued research and development expenses consist of amounts owed to third-party contract research organizations, (“CROs”), clinical investigators, laboratories and data managers for research and development work performed on behalf of the Company.

9. Debt

Debt consists of the following:

	March 31, 2016	December 31, 2015
2014 Credit Facility, payable in equal monthly installments through October 2017, with fixed interest of 6.30% per annum	$243	$279
2014 Credit Facility, payable in equal monthly installments through March 2018, with fixed interest of 6.20% per annum	$157	$175

Total debt	400	454
Less: current portion	(227)	(223)

Total long-term debt, net of current portion	$173	$231

In October 2014, the Company entered into a Master Security Agreement for a $1,000 Capital Expenditure Line of Credit (the “2014 Credit Facility”) with Webster. Under the 2014 Credit Facility, the Company could draw down equipment loan advances for the purchase of new laboratory equipment through October 2015. In connection with the Master Security Agreement, the Company granted Webster a security interest in equipment to be purchased under the Credit Facility. In October 2014 and March 2015, Webster advanced $440 and $229, respectively, to the Company under the 2014 Credit Facility.

The fair value for this debt is classified as a level 2 measurement. Fair value is computed using a discounted cash flow model based on current interest rates. At this time, the carrying value approximates fair value.

10. Stock-Based Compensation

The Company’s 2015 Stock Incentive Plan, as amended, (the “2015 Plan”), is administered by the Company’s Board of Directors and provides for the grant of incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights and other stock-based awards. The Company’s officers, employees, consultants, advisors and directors are eligible to receive awards under the 2015 Plan; however, incentive stock options may only be granted to employees. Stock option awards are exercisable for a period determined by the Company, but in no event longer than ten years from the date of the grant. Stock option awards generally vest as to 25% of the shares underlying the option on the first anniversary of the date of grant and as to 6.25% of the shares underlying the option quarterly thereafter for the following three years, subject to continued service. There were 6,493 shares available to be granted under the 2015 Plan as of March 31, 2016.

A summary of the status of the Company’s stock option activity for the three months ended March 31, 2016 is presented in the table and narrative below:

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2016	8,501	$7.08
Granted	2,280	7.84
Exercised	—	—
Forfeited	—	—
Cancelled	—	—

Outstanding at March 31, 2016	10,781	$7.24

Options exercisable at March 31, 2016	6,052	$6.48

Weighted-average fair value of options granted during the period		$5.55

The Company utilizes the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of assumptions which determine the fair value of the stock-based awards. The assumptions used to value options granted are as follows:

	For the Three Months Ended
	March 31, 2016	March 31, 2015
Expected term of option	6.25 years	6.25 years
Expected volatility	82%	91%
Risk free interest rate	1.38%	1.54%
Expected dividend yield	0%	0%

Total compensation expense recorded in the accompanying statements of operations associated with stock option grants made to employees was $2,937 and $2,864 for the three months ended March 31, 2016 and 2015, respectively. The Company recorded no tax benefit related to these stock options since the Company currently maintains a full valuation allowance on its deferred tax assets.

As of March 31, 2016, the intrinsic value of the stock options outstanding was $17,974, of which $13,491 related to vested stock options and $4,483 related to unvested stock options. The intrinsic value of stock options is calculated based on the difference between the exercise prices of the underlying common stock and the quoted stock price of the Company’s common stock as of the reporting date.

As of March 31, 2016, the total compensation cost related to unvested stock options not yet recognized in the financial statements is approximately $24,026, net of estimated forfeitures, and the weighted average period over which this amount is expected to be recognized is 1.6 years.

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

12. Stockholders’ Equity

Changes in stockholders’ equity for the three months ended March 31, 2016 and 2015 were as follows:

	For the Three Months Ended March 31,
	2016	2015
Balance at December 31, 2015 and 2014	$449,636	$143,469
Net loss	(18,054)	(19,263)
Stock based compensation	2,976	2,917
Exercise of stock options	—	527
Change in unrealized gain on marketable securities	310	60
Issuance of common stock	—	138,291

Balance at March 31, 2016 and 2015	$434,868	$266,001

13. Commitments and Contingencies

From time to time, in the ordinary course of business, the Company may be subject to litigation and regulatory examinations as well as information gathering requests, inquiries and investigations.

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

The following discussion should be read in conjunction with our financial statements and accompanying notes to financial statements in this quarterly report on Form 10-Q and our audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Overview

We are a science-driven, patient-focused biopharmaceutical company seeking to leverage our believed strengths across the continuum from discovery through commercialization by discovering and developing small molecule therapeutics to meet the needs of patients with infectious and complement-mediated diseases.

Our current focus is on our complement inhibitor platform, directed at advancing small molecule compounds that have the potential to be used in the treatment of immune-related diseases associated with the complement system. The complement pathway is a part of the human innate immune system and is believed to comprise three pathways, the alternative pathway, the lectin pathway and the classical pathway. We are advancing novel small molecules from this platform which will initially target complement factor D, an essential protein within the amplification loop of the alternative pathway. The alternative pathway is thought to play a critical role in a number of disease conditions including ultra-rare orphan conditions such as paroxysmal nocturnal hemoglobinuria, or PNH, C3 glomerulopathy, or C3G, as well as more prevalent indications such as dry age-related macular degeneration, or dry AMD, and chronic obstructive pulmonary disease, or COPD.

Our compounds have demonstrated complete suppression of the complement alternative pathway with a single oral dose of our inhibitors in non-human primates. We have initiated a first-in-human phase I clinical trial for our first complement factor D inhibitor, ACH-4471, to assess safety, tolerability, pharmacokinetics, or PK, and pharmacodynamics, or PD. We also plan to advance this compound to potentially treat patients with PNH and C3G. We anticipate that our complement factor D inhibitor compounds may play a role in treating patients with PNH, including patients who have suboptimal response to, or who fail to respond to, currently approved treatments for PNH. We also anticipate that, because it is a disease specific to alternative pathway over-activation, our factor D inhibitors may be effective in treating patients with C3G. We may advance other factor D inhibitors for other indications after further characterization.

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

We also intend to continue to leverage our extensive expertise in structural biology and synthetic chemistry to discover and develop additional small molecule compounds to meet other significant unmet medical needs. We believe our drug discovery capabilities will allow us to further expand our drug candidate portfolio, providing us with strong growth potential and, over time, reducing our reliance on the success of any single drug candidate. Our research team has successfully discovered and advanced multiple compounds into clinical development including sovaprevir, odalasvir, also known as ACH-3102, and ACH-3422 in our HCV program, all of which we have licensed to Janssen, and ACH-4471 in our complement factor D inhibitor program.

We were incorporated on August 17, 1998 in Delaware. Since our inception, we have spent substantial research and development funds to develop our drug candidate pipeline and expect to continue to do so for the foreseeable future. We have incurred losses of $459.9 million from inception through March 31, 2016 and had an accumulated deficit of $473.8 million at March 31, 2016, which includes preferred stock dividends recognized until our initial public offering in 2006. Our net losses were $18.1 million and $19.3 million for the three months ended March 31, 2016 and 2015, respectively.

We have funded our operations primarily through proceeds from the sale of equity securities. Through March 31, 2016, we have received approximately $932.4 million in aggregate gross proceeds from stock issuances, including convertible preferred stock, our initial public offering, private placements of our common stock, registered offerings of our common stock and an equity investment by Johnson & Johnson Innovation, Inc., or JJDC.

We expect to incur substantial and increasing losses for at least the next several years as we seek to continue preclinical and clinical development of certain complement inhibitors and identify and progress any drug candidates.

We may need substantial additional financing to obtain regulatory approvals, fund operating losses, and, if deemed appropriate, establish manufacturing and sales and marketing capabilities for our complement inhibitor program, which we will seek to raise through public or private equity or debt financings, collaborative or other arrangements with third parties or through other sources of financing. There can be no assurance that such funds will be available on terms favorable to us, if at all.

In addition to the risks associated with being an early-stage drug development company, there can be no assurance that we or our current or future collaborators will successfully advance or complete our research and development programs, obtain adequate patent protection for our technology, obtain necessary government regulatory approval for drug candidates we develop, find and maintain appropriate collaboration partners or that any approved drug candidates will be commercially viable. In addition, we may not be profitable even if we or our current or future collaborators succeed in commercializing any of our drug candidates.

Collaboration with Janssen Pharmaceuticals, Inc.

In May 2015, we entered into an exclusive collaboration and license agreement with Janssen, and its affiliate, JJDC, which we refer to as the Janssen Agreement. Under the Janssen Agreement, we granted Janssen exclusive worldwide rights to develop and commercialize products that contain one or more of our drug candidates for the treatment of HCV, namely odalasvir, a second-generation NS5A inhibitor, ACH-3422, a NS5B HCV polymerase inhibitor, and sovaprevir, a NS3/4A HCV protease inhibitor. We completed the transfer of our portfolio of drug candidates for the treatment of chronic HCV to Janssen in December 2015.

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

Financial Operations Overview

Revenue

To date, we have not generated any revenue from the sale of any drugs. During the three months ended March 31, 2016 and 2015 we did not recognize any revenue.

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

Complement Factor D Program

The first clinical compound from our complement inhibitor platform is ACH-4471, which entered phase I clinical development in healthy volunteers in the first quarter of 2016. ACH-4471 is designed to target and inhibit complement factor D, an essential protein in the amplification loop within the alternative pathway of the complement system.

•	ACH-4471. ACH-4471 is a potent and specific inhibitor of factor D, which has demonstrated complete suppression of the complement alternative pathway with a single oral dose in non-human primates. Further, the compound has demonstrated dose-proportional in vitro suppression of red blood cell destruction, or hemolysis, in plasma samples from Paroxysmal nocturnal hemoglobinuria, or PNH. patients and similar suppression of cell killing in serum from patients with atypical hemolytic uremic syndrome, or aHUS. We have initiated a first-in-human phase I clinical trial for ACH-4471, to assess safety, tolerability, pharmacokinetics, or PK, and pharmacodynamics, or PD. We plan to advance this compound to potentially treat patients with PNH and C3G.

•	Additional Factor D Inhibitors. We may advance other factor D inhibitors for other indications after further characterization. Our research team has synthesized over 1,300 factor D inhibitor compounds from which we plan to select one or more development candidates to advance into the clinic. Our compound library contains compounds with various pharmacophysical properties that may be advantageous for various routes of administration. Within the library, we are assessing not only additional compounds for oral systemic administration but also compounds for ophthalmic administration via ocular injection and for respiratory indications with an inhaled formulation.

Hepatitis C Program

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

In October 2015, we announced that Janssen had initiated phase IIa clinical testing of a triple combination regimen consisting of Olysio®, a protease inhibitor marketed by Janssen, AL-335, a nucleotide polymerase inhibitor in clinical development by Janssen, and odalasvir. The trial will evaluate the safety, pharmacokinetics and efficacy of the combination treatment in patients with genotype 1 HCV. Janssen has since modified the study protocol to include a doublet combination regimen consisting of AL-335 and odalasvir, and to potentially add patients with genotype 3 HCV. We anticipate preliminary results from this trial in third quarter of 2016. Janssen has also plans to initiate a phase IIb clinical study in patients with genotypes 1-6 HCV, including both treatment-naïve and treatment experienced patients, and patients with and without cirrhosis. This phase IIb clinical trial is anticipated to enroll approximately 400 patients and to begin in the third quarter. Based on information provided to us by Janssen, enrollment is anticipated to continue through 2016.

All costs associated with internal research and development, and research and development services for which we have externally contracted, are expensed as incurred. The costs of obtaining patents for our candidates are expensed as incurred as indirect costs. Our research and development expenses for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Clinical candidate direct external costs:
Complement and other	$6,353	$1,444
HCV compounds and combination trials	142	7,676

	6,495	9,120
Direct internal personnel costs	5,619	4,893

Sub-total direct costs	12,114	14,013
Indirect costs and overhead	1,229	1,213
Research and development tax credit	(65)	(70)

Total research and development	$13,278	$15,156

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

Under the Janssen Agreement, Janssen bears the future costs of worldwide development and commercialization of licensed products under our HCV program. We expect to incur nominal costs related to our HCV compounds throughout the remainder of the year as we complete wind down activities that remained our obligation under the Janssen Agreement. We expect research and development expenses associated with the completion of our complement inhibitor program to be substantial and to increase over time. There are numerous existing factors associated with the successful commercialization of any of our drug candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will evolve and therefore impact our clinical development programs and plans over time.

General and Administrative

Our general and administrative expenses consist primarily of salaries and benefits for management and administrative personnel, professional fees for legal, accounting and other services, travel costs and facility-related costs such as rent, utilities and other general office expenses.

Critical Accounting Policies and Estimates

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our critical accounting estimates is included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in our Annual Report on Form 10-K for the year ended December 31, 2015. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a significant impact on our financial results. During the first three months of 2016, there were no significant changes in our estimates or our critical accounting policies.

Results of Operations

Results of operations may vary from period to period depending on numerous factors, including the timing of payments received under existing or future collaborations, strategic alliances, joint ventures or financings, if any, the progress of our research and development projects, technological advances and determinations as to the commercial potential of proposed products.

Comparison of Three Months Ended March 31, 2016 and 2015

Research and Development Expenses. Research and development expenses were $13.3 million and $15.2 million for the three months ended March 31, 2016 and 2015, respectively. The decrease for the three months ended March 31, 2016 was primarily due to decreased manufacturing, clinical trial and consulting costs related to our HCV compounds which were licensed to Janssen in 2015, offset by increased manufacturing and clinical costs related to ACH-4471. Additionally, personnel costs increased due to the addition of personnel in our discovery and development groups, while non-cash stock compensation decreased because the three months ended March 31, 2015 included charges related to the acceleration of equity awards held by a former executive. We expect research and development expenses will increase over the next year as we continue to seek to advance ACH-4471 through clinical trials, enhance our manufacturing and formulation processes for ACH-4471 and other complement factor D inhibitor compounds, advance our broader complement factor D portfolio to address additional indications, and pursue additional discovery opportunities for creating small molecule therapies that address significant patient needs. Research and development expenses for the three months ended March 31, 2016 and 2015 are comprised as follows:

	Three Months Ended March 31,
	2016	2015	Change
	(in thousands)
Personnel costs	$4,442	$3,327	$1,115	34%
Stock based compensation	1,183	1,567	(384)	(25)%
Outsourced research and supplies	6,055	8,479	(2,424)	(29)%
Professional and consulting fees	616	1,232	(616)	(50)%
Facilities costs	773	581	192	33%
Travel and other costs	274	40	234	588%
Research and development tax credit	(65)	(70)	5	(7)%

Total	$13,278	$15,156	$(1,878)	(12)%

General and Administrative Expenses. General and administrative expenses were $5.4 million and $4.2 million for the three months ended March 31, 2016 and 2015, respectively. The increase for the three months ended March 31, 2016 was primarily due to increased salaries and non-cash stock compensation charges due to the addition of personnel. We expect general and administrative expenses to remain consistent during the remainder of the year. General and administrative expenses for the three months ended March 31, 2016 and 2015 are comprised as follows:

	Three Months Ended March 31,
	2016	2015	Change
	(in thousands)
Personnel costs	$1,713	$1,148	$565	49%
Stock based compensation	1,793	1,350	443	33%
Professional and consulting fees	1,073	1,125	(52)	(5)%
Facilities costs	205	179	26	15%
Travel and other costs	656	441	215	49%

Total	$5,440	$4,243	$1,197	28%

Other Income (Expense). Interest income was $679,000 and $152,000 for three months ended March 31, 2016 and 2015, respectively. The increase of $527,000, or 347%, is due to increased average cash and investment balances in the first quarter of 2016. Interest expense was $15,000 and $16,000 for the three months ended March 31, 2016 and 2015, respectively.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through proceeds from the sale of equity securities. Through March 31, 2016, we have received approximately $932.4 million in aggregate gross proceeds from stock issuances, including convertible preferred stock, our initial public offering, private placements of our common stock, registered offerings of our common stock and the equity investment by JJDC.

As of March 31, 2016, our debt balance due to borrowings was $400,000 with a weighted average interest rate of 6.26%.

We had $442.9 million and $459.3 million in cash, cash equivalents and marketable securities as of March 31, 2016 and December 31, 2015, respectively. We regularly review our investments and monitor the financial markets. As of March 31, 2016, our cash, cash equivalents and marketable securities included high-quality financial instruments, primarily money market funds, government sponsored bond obligations and other corporate debt securities, which we believe are subject to limited credit risk.

Cash used in operating activities was $16.2 million for the three months ended March 31, 2016 and was primarily attributable to our $18.1 million net loss combined with a $3.9 million decrease in accrued expenses. This amount was partially offset by $3.0 million in non-cash stock-based compensation expense combined with a $2.4 million increase in accounts payable. Cash used in operating activities was $17.3 million for the three months ended March 31, 2015 and was primarily attributable to our $19.3 million net loss combined with $1.0 million in premiums paid on the purchase of marketable securities and a $1.7 million decrease in accrued expenses. This amount was partially offset by $2.9 million in non-cash stock-based compensation expense combined with a $1.5 million increase in accounts payable.

Cash used in investing activities was $6.7 million for the three months ended March 31, 2016 and was primarily attributable to the purchase of marketable securities, offset by maturities of marketable securities. Cash used in investing activities was $148.6 million for the three months ended March 31, 2015 and was primarily attributable to the purchase of marketable securities, offset by maturities of marketable securities.

Cash used in financing activities was $54,000 for the three months ended March 31, 2016 and was attributable to repayments of debt. Cash provided by financing activities was $139.0 million for the three months ended March 31, 2015 and was primarily attributable to $132.6 million in net proceeds from our February 2015 public offering and combined with the receipt of $5.6 million in proceeds related to our December 2014 issuance of common stock under an at-the-market sales agreement with Cantor Fitzgerald.

We expect to incur substantial and increasing losses for at least the next several years as we seek to continue preclinical and clinical development of certain complement inhibitors and identify and progress any drug candidates.

We do not expect our existing capital resources to be sufficient to fund the completion of the development of our complement inhibitor program. As a result, we may need to raise additional funds to be able to, among other things, further the development of our complement inhibitor program, market any drug candidates associated with that program, obtain regulatory approvals, fund operating losses, and if deemed appropriate, establish manufacturing and sales and marketing capabilities for our complement inhibitor program. We may need to raise such additional financing through a combination of public or private equity or debt financings, collaborations, partnerships or other arrangements with third parties or other sources of financing. Moreover, we are dependent on Janssen for the timing and success of the HCV collaboration and we cannot assure you that we will receive any milestone-based or royalty payments under that arrangement.

We believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our current projected operating requirements for at least the next 12 months. However, our future capital requirements may change and will depend upon numerous factors, including but not limited to:

•	the scope, progress, results and costs of drug discovery, preclinical development, laboratory testing and clinical trials for our drug candidates;

•	our ability to enter into and the terms and timing of any collaborations, licensing or other arrangements that we may establish;

•	the number of future drug candidates that we pursue and their development requirements;

•	the outcome, timing and costs of seeking regulatory approvals;

•	the costs of commercialization activities for any of our drug candidates that receive marketing approval to the extent such costs are not the responsibility of any current or future collaborators, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;

•	subject to receipt of marketing approval, revenue, if any, received from commercial sales of our drug candidates;

•	our headcount growth and associated costs as we expand our research and development and establish a commercial infrastructure;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims;

•	the timing and amount of proceeds received from milestones achieved and royalties earned, if any, by us under the Janssen agreement;

•	our ability to raise debt or equity capital, including any changes in the credit or equity markets that may impact our ability to obtain capital in the future;

•	the costs associated with, and the outcome of, lawsuits against us, if any;

•	our acquisition and development of new technologies and drug candidates; and

•	competing technological and market developments currently unknown to us.

We may augment our cash balance through financing transactions, including through a combination of public and private equity offerings, debt financings and collaboration, strategic alliance and licensing arrangements. In connection with capital raising activities, we may be required to dilute our existing stockholders substantially. There can be no assurance that we will be able to obtain adequate levels of additional funding on favorable terms, if at all, or that we will earn milestone-based or royalty payments pursuant to the Janssen Agreement. If we are unable to obtain adequate levels of additional funding or if we do not earn the milestone-based or royalty payments pursuant to the Janssen Agreement, in whole or in part, we may be required to:

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

Contractual Obligations

On April 7, 2016, we amended the lease for our corporate headquarters. Pursuant to the amendment, we will lease an additional 2,877 square feet of space, such that the total leased premises at our corporate headquarters pursuant to the amended lease will equal 41,509 rentable square feet. The term of the lease expires on March 31, 2020, and from July 15, 2016 until March 31, 2020, the annual base rent for the leased premises will be $874,594.68 to be paid in monthly installments of $72,882.89.

Other than as described above, the disclosures relating to our contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2015 have not materially changed.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2016.

Recently Issued Accounting Standards

For a discussion of the recent accounting pronouncements relevant to our business operations, see Note 2, “Accounting Standards Updates” under “Part I, Item 1. Financial Statements.”

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. Our exposure to market risk is confined to our cash, cash equivalents and marketable securities. We regularly review our investments and monitor the financial markets. We invest in high-quality financial instruments, primarily money market funds, government-sponsored bond obligations and government-backed corporate debt securities, with the effective duration of the portfolio less than twelve months and no security with an effective duration in excess of twenty-four months, which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. We do not believe that we have any material exposure to interest rate risk or changes in credit ratings arising from our investments.

Capital Market Risk. We currently have no product revenues and depend on funds raised through other sources. One source of funding is through future debt or equity offerings. Our ability to raise funds in this manner depends upon, among other things, capital market forces affecting our stock price.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a–15(d) and 15d–15(d) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. Our business, financial condition or results of operations could be harmed by any of these risks. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not currently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations. These risk factors restate and supersede in their entirety the risk factors previously disclosed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Risks Related to the Discovery and Development of Our Drug Candidates

Our approach to the discovery and development of drug candidates that target complement factor D inhibition is unproven, and we do not know whether we will be able to develop any products of commercial value.

We are focused on the research and development of our complement inhibitor platform, pursuant to which we are initially targeting complement factor D, an essential protein of the complement pathway that is a part of the human innate immune system. Our complement inhibitor platform is focused on advancing small molecule compounds that inhibit factor D and have the potential to be used in the treatment of immune-related diseases where the complement pathway plays a critical role. We anticipate that our complement inhibitor platform may play a role in addressing needs of patients with paroxysmal nocturnal hemoglobinuria, or PNH, including patients who have suboptimal response to, or who fail to respond to, currently approved treatments for PNH, and C3 glomerulopathy, or C3G, as well as the needs of patients with atypical hemolytic uremic syndrome, or aHUS, myasthenia gravis, dry age-related macular degeneration, or dry AMD, chronic obstructive pulmonary disease, or COPD, as well as other therapeutic uses.

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

We currently have no products approved for sale and are investing substantially all of our efforts and financial resources on the development of our complement factor D inhibitor program. Moreover, under the Janssen Agreement, we granted Janssen exclusive worldwide rights to develop and commercialize our portfolio of HCV product candidates. Our prospects are substantially dependent on our ability, or that of any collaborator, including Janssen, to develop, obtain marketing approval for and successfully commercialize at least one drug candidate in one or more disease indications based upon our programs.

The success of our complement factor D inhibitor program as well as our HCV program in collaboration with Janssen, will depend on several factors, including the following:

•	initiation and successful enrollment and completion of clinical trials;

•	safety, tolerability and efficacy profiles that are satisfactory to the U.S. Food and Drug Administration, or FDA, or any comparable foreign regulatory authority for marketing approval;

•	timely receipt of marketing approvals from applicable regulatory authorities;

•	the performance of our collaborators;

•	the extent of any required post-marketing approval commitments to applicable regulatory authorities;

•	establishment of supply arrangements with third party raw materials suppliers and manufacturers;

•	establishment of arrangements with third party manufacturers to obtain finished drug products that are appropriately packaged for sale;

•	obtaining and maintaining patent, trade secret protection and regulatory exclusivity, both in the United States and internationally;

•	protection of our rights in our intellectual property portfolio;

•	successful launch of commercial sales following any marketing approval;

•	a continued acceptable safety profile following any marketing approval;

•	commercial acceptance of our products, if and when approved, by patients, the medical community and third party payors; and

•	competition, including our ability to compete with other marketed therapies for complement-mediated disease such as those from Alexion Pharmaceuticals, and other potential therapies in development by Akari Therapeutics, Alexion, Alnylam Pharmaceuticals, Amyndas Pharmaceuticals, Apellis Pharmaceuticals, Bio Cryst Pharmaceuticals, Omeros, Ra Pharma and True North. Additionally, Genentech is developing a factor D treatment for dry AMD. Novartis also has intellectual property rights in the complement area.

Under our collaboration, Janssen has significant discretion in determining the efforts and resources that they will apply to development and any future commercialization of the drug candidates in our HCV program. For example, development plans and strategies are conducted in accordance with a plan and budget approved by a joint committee as to which Janssen generally has final decision-making authority, and, subject to specified diligence requirements, Janssen has full discretion over commercialization plans and strategies.

Many of these factors are beyond our control, including clinical development, the regulatory submission process, potential threats to our intellectual property rights and the manufacturing, marketing and sales efforts of our current and any future collaborators. If we or our collaborators are unable to develop, receive marketing approval for and successfully commercialize products based on our technologies, or experience delays as a result of any of these factors or otherwise, our business could be substantially harmed.

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

We, or any current or future collaborators, may not be able to initiate or continue clinical trials for any of our drug candidates if we, or they, are unable to locate and enroll a sufficient number of eligible patients to participate in clinical trials. Patient enrollment is a significant factor in the timing of clinical trials, and is affected by many factors, including:

•	the size and nature of the patient population, particularly for rare diseases such as PNH and C3G;

•	the severity of the disease under investigation;

•	the proximity of patients to clinical sites;

•	the eligibility criteria for the trial;

•	the design of the clinical trial;

•	efforts to facilitate timely enrollment;

•	competing clinical trials; and

•	clinicians’ and patients’ perceptions as to the potential advantages and risks of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating.

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

The development and commercialization of new drug products is highly competitive. We expect that we, our current collaborator and future collaborators, if any, will face significant competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide with respect to any of our drug candidates that we, or they, may seek to develop or commercialize in the future. There are a number of pharmaceutical companies that currently market and sell products for HCV or are pursuing the development of additional drug candidates for HCV including AbbVie Pharmaceuticals, Enanta Pharmaceuticals, Gilead Sciences, Merck and Regulus Therapeutics. Some of these marketed products have demonstrated good efficacy rates and safety profiles. We and our collaborator, Janssen, would have to demonstrate similar efficacy and safety profiles in order to be competitive, which cannot be assured.

In addition, there are also a number of pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of drug candidates for the treatment of the key complement-mediated disease indications. For example, Alexion’s eculizumab (Soliris®) is a marketed therapy for the treatment of PNH and aHUS. Akari, Alexion, Alnylam, Amyndas, Apellis, Bio Cryst, Omeros, Ra Pharma and TrueNorth have complement factor inhibitor therapies in development for other hematologic diseases. Additionally, Genentech is developing a factor D treatment for dry AMD. Novartis also has intellectual property rights in the complement area.

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

Once a new drug application, or NDA, is approved, the product covered thereby becomes a “reference-listed drug” in the FDA’s publication, “Approved Drug Products with Therapeutic Equivalence Evaluations.” Manufacturers may seek approval of generic versions of reference-listed drugs through submission of abbreviated new drug applications, or ANDAs, in the United States. In support of an ANDA, a generic manufacturer need not conduct clinical studies. Rather, the applicant generally must show that its product has the same active ingredient(s), dosage form, strength, route of administration and conditions of use or labeling as the reference-listed drug and that the generic version is bioequivalent to the reference-listed drug, meaning it is absorbed in the body at the same rate and to the same extent. Generic products may be significantly less costly to bring to market than the reference-listed drug and companies that produce generic products are generally able to offer them at lower prices. Thus, following the introduction of a generic drug, a significant percentage of the sales of any branded product or reference-listed drug may be typically lost to the generic product.

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

We have incurred significant annual net operating losses since our inception. We expect to continue to incur significant and increasing net operating losses for at least the next several years. Our net losses were $18.1 million and $19.3 million for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, we had an accumulated deficit of $473.8 million. We have not generated any revenues from product sales, have not completed the development of any drug candidate and may never have a drug candidate approved for commercialization. In May 2015, we entered into an exclusive collaboration and license agreement with Janssen pursuant to which we granted Janssen exclusive worldwide rights to develop and commercialize products based upon our portfolio of HCV drug candidates. We do not intend to further the development of our HCV drug candidates internally. Going forward, we will focus solely on our complement inhibitor platform, which will initially focus on complement factor D. We are currently only in the early clinical testing stages for our most advanced drug candidate under this program and expect that it will be many years, if ever, before we have a drug candidate ready for commercialization.

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

Our ability to become and remain profitable depends on our ability to generate revenue. We do not expect to generate significant revenue unless and until we are, or any current or future collaborator is, able to obtain marketing approval for, and successfully commercialize, products based on our programs. This will require success in a range of challenging activities, including completing clinical trials of our drug candidates, obtaining marketing approval for these drug candidates, manufacturing, marketing and selling those products for which we, or any of our current or current or future collaborators, may obtain marketing approval, satisfying any post-marketing requirements and obtaining reimbursement for our products from private insurance or government payors. Because of the uncertainties and risks associated with these activities, we are unable to accurately predict the timing and amount of increased expenses, and if or when we might achieve profitability. We and any current or future collaborators may never succeed in these activities and, even if we do, or any current or future collaborators do, we may never generate revenues that are large enough for us to achieve profitability. We are currently only in the early clinical testing stages for our most advanced drug candidates under our complement factor D inhibitor program. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and adversely impact our stock price and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our pipeline of drug candidates or continue our operations.

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

We will be required to expend significant funds in order to advance the development of our complement factor D inhibitor program. In addition, while we may seek one or more collaborators for future development of our drug candidates, we may not be able to enter into a collaboration for any of our drug candidates on suitable terms or at all. In any event, our existing cash, cash equivalents and marketable securities will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development of any of our drug candidates. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. We do not have any committed external source of funds. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. Moreover, we are dependent on Janssen for the timing and success of the HCV collaboration and we cannot assure you that we will receive any milestone-based or royalty payments under that arrangement.

We believe that our existing cash, cash equivalents and marketable securities as of March 31, 2016, will enable us to fund our operating expenses, debt service and capital expenditure requirements through at least the next 12 months. Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•	the scope, progress, results and costs of drug discovery, preclinical development, laboratory testing and clinical trials for our drug candidates;

•	our ability to enter into and the terms and timing of any collaborations, licensing or other arrangements that we may establish;

•	the number of future drug candidates that we pursue and their development requirements;

•	the outcome, timing and costs of seeking regulatory approvals;

•	the costs of commercialization activities for any of our drug candidates that receive marketing approval to the extent such costs are not the responsibility of any current or future collaborators, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;

•	subject to receipt of marketing approval, revenue, if any, received from commercial sales of our drug candidates;

•	our headcount growth and associated costs as we expand our research and development and establish a commercial infrastructure;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims;

•	the timing and amount of proceeds received from milestones achieved and royalties earned, if any, by us under the Janssen Agreement;

•	our ability to raise debt or equity capital, including any changes in the credit or equity markets that may impact our ability to obtain capital in the future;

•	the costs associated with, and the outcome of, lawsuits against us, if any;

•	our acquisition and development of new technologies and drug candidates; and

•	competing technological and market developments currently unknown to us.

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

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses. Such estimates and judgments include revenue recognition, stock-based compensation expense, the valuation of investments, accrued expenses and deferred tax assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. However, these estimates and judgments, or the assumptions underlying them, may change over time. Accordingly, our actual financial results may vary significantly from the estimates contained in our financial statements.

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

Further, our reliance on these third parties for clinical development activities limits our control over these activities, but we remain responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards. For example, notwithstanding the obligations of a contract research organization for a trial of one of our drug candidates, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with standards, commonly referred to as current Good Clinical Practices, or cGCPs, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. The FDA enforces these cGCPs through periodic inspections of trial sponsors, principal investigators, clinical trial sites and institutional review boards. If we or our third-party contractors fail to comply with applicable cGCPs, the clinical data generated in any clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving our drug candidates, which would delay the marketing approval process. We cannot be certain that, upon inspection, the FDA will determine that any of our clinical trials comply with cGCPs. We are also required to register clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

If the FDA determines that a drug candidate offers major advances in treatment or provides a treatment where no adequate therapy exists, the FDA may designate the drug candidate for priority review. For all new molecular entity (NME) new drug applications, a priority review designation means that the goal for the FDA to review the NDA is 8 months, rather than the standard review period of 12 months. For subsequent applications (e.g., sNDAs),a priority review designation means that the goal for the FDA to review an application is six months, rather than the standard review period of ten months. We may request priority review for our drug candidates. The FDA has broad discretion with respect to whether or not to grant priority review status to a drug candidate, so even if we believe a particular drug candidate is eligible for such designation or status, the FDA may decide not to grant it. Moreover, a priority review designation does not necessarily mean a faster regulatory review process or necessarily confer any advantage with respect to approval compared to conventional FDA procedures. Receiving priority review from the FDA does not guarantee approval within the eight-month or six-month review cycle or thereafter.

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

As of May 1, 2016, our directors, executive officers and stockholders who own more than 5% of our outstanding common stock, together with their affiliates and related persons, beneficially owned, in the aggregate, greater than approximately 70% of our outstanding common stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation, sale of all or substantially all of our assets or similar transaction, as well as our management and affairs. The interests of this group of stockholders may not always coincide with our corporate interests or the interest of other stockholders, and they may act in a manner with which you may not agree or that may not be in the best interests of other stockholders. This concentration of voting power may have the effect of delaying, deferring or preventing a change in control of our company on terms that other stockholders may desire and entrenching our management or board or directors.

Our stock price has been and may in the future be volatile, and the market price of our common stock may decline in value in the future.

The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future. During the period from January 1, 2009 to March 31, 2016, our stock price has ranged from a low of $0.70 to a high of $16.87. Market prices for securities of early stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the results of current and planned clinical trials of our drug candidates including our complement factor D drug candidates and our HCV drug candidates being developed by Janssen under an exclusive license of our entire HCV program to Janssen;

•	the timing and amount of proceeds received from milestones achieved and royalties earned, if any, by us under the Janssen agreement;

•	the results of clinical trials conducted by others on drugs that would compete with our drug candidates;

•	the announcements of those data, particularly at high profile medical meetings, and the investment community’s perception of and reaction to those data;

•	the entry into, modification of, or termination of key agreements, or any new collaboration agreement we may enter;

•	market expectations about the timeliness of our entry into, or failure to enter, collaboration arrangements with third parties;

•	the results of regulatory reviews and actions relating to the approval of our drug candidates;

•	our failure to obtain patent protection for any of our drug candidates or the issuance of third-party patents that cover our drug candidates;

•	the initiation of, material developments in, or conclusion of litigation;

•	failure of any of our drug candidates, if approved, to achieve commercial success;

•	general and industry-specific economic conditions that may affect our business, financial condition and operations, including without limitation research and development expenditures;

•	the launch of drugs by others that would compete with our drug candidates;

•	the failure or discontinuation of any of our research programs;

•	issues in manufacturing our drug candidates or any approved products;

•	the introduction of technological innovations or new commercial products by us or our competitors;

•	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;

•	future sales of our common stock;

•	changes in the structure of health care payment systems;

•	period-to-period fluctuations in our financial results;

•	low trading volume of our common stock; and

•	the other factors described in this “Risk Factors” section.

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

ITEM 6.	EXHIBITS

10.1	Amendment No. 4 to Lease Agreement, dated as of April 7, 2016, by and between Achillion Pharmaceuticals, Inc. and WE George Street, L.L.C. (incorporated by reference to Exhibit 10.1 to Achillion Pharmaceutical’s Current Report on Form 8-K filed on April 8, 2016).

31.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets at March 31, 2016 and December 31, 2015 (unaudited), (ii) Statements of Comprehensive Loss for the three months ended March 31, 2016 and 2015 (unaudited), (iii) Statements of Cash Flows for the three months ended March 31, 2016 and 2015 (unaudited), and (iv) Notes to Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACHILLION PHARMACEUTICALS, INC.

Date: May 3, 2016	/s/ Milind S. Deshpande
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 3, 2016	/s/ Mary Kay Fenton
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1	Amendment No. 4 to Lease Agreement, dated as of April 7, 2016, by and between Achillion Pharmaceuticals, Inc. and WE George Street, L.L.C. (incorporated by reference to Exhibit 10.1 to Achillion Pharmaceutical’s Current Report on Form 8-K filed on April 8, 2016).

31.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets at March 31, 2016 and December 31, 2015 (unaudited), (ii) Statements of Comprehensive Loss for the three months ended March 31, 2016 and 2015 (unaudited), (iii) Statements of Cash Flows for the three months ended March 31, 2016 and 2015 (unaudited), and (iv) Notes to Financial Statements (unaudited).