Form 10-Q
period 2016-06-30
ACHILLION PHARMACEUTICALS INC
filed 2016-08-04
CIK 1070336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 1, 2016, the registrant had 136,680,888 shares of Common Stock, $0.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Achillion Pharmaceuticals, Inc.

Balance Sheets

(in thousands, except per share amounts)

(unaudited)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$33,777	$81,725
Marketable securities	391,429	377,616
Accounts and other receivables	886	506
Prepaid expenses and other current assets	3,008	2,741

Total current assets	429,100	462,588
Fixed assets, net	3,019	1,735
Other assets	84	50
Restricted cash	152	152

Total assets	$432,355	$464,525

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,811	$4,133
Accrued expenses	6,795	10,302
Current portion of long-term debt	230	223

Total current liabilities	12,836	14,658
Long-term debt	114	231
Other long-term liabilities	150	—

Total liabilities	13,100	14,889

Commitments and contingencies (Note 13)

Stockholders’ equity:
Common stock, $.001 par value; 200,000 shares authorized: 136,681 and 136,640 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	137	137
Additional paid-in capital	911,066	905,256
Accumulated deficit	(492,259)	(455,712)
Accumulated other comprehensive income (loss)	311	(45)

Total stockholders’ equity	419,255	449,636

Total liabilities and stockholders’ equity	$432,355	$464,525

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Comprehensive Loss

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$—	$711	$—	$711

Operating expenses
Research and development	14,154	19,772	27,433	34,928
General and administrative	5,155	10,127	10,595	14,370

Total operating expenses	19,309	29,899	38,028	49,298

Loss from operations	(19,309)	(29,188)	(38,028)	(48,587)
Other income (expense)
Interest income	828	225	1,507	377
Interest expense	(12)	(15)	(26)	(31)

Net loss	(18,493)	(28,978)	(36,547)	(48,241)

Total comprehensive loss (Note 11)	(18,447)	(29,058)	(36,191)	(48,261)

Basic and diluted net loss per share (Note 5)	$(0.14)	$(0.25)	$(0.27)	$(0.42)

Weighted average number of shares used in computing basic and diluted net loss per share	136,680	117,770	136,647	114,504

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Cash Flows

(in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net loss	$(36,547)	$(48,241)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	432	321
Non-cash stock-based compensation	5,613	5,311
(Gain)/loss on disposal of equipment	8	—
Premium on purchases of marketable securities	(600)	(1,359)
Amortization of premium on marketable securities	796	900
Changes in operating assets and liabilities:
Accounts and other receivables	(380)	(1,357)
Prepaid expenses and other assets	(301)	(401)
Accounts payable	1,349	4,984
Accrued expenses and other liabilities	(3,497)	5,607

Net cash used in operating activities	(33,127)	(34,235)

Cash flows from investing activities
Purchases of fixed assets	(1,255)	(321)
Purchases of marketable securities	(330,804)	(243,959)
Maturities of marketable securities	317,151	125,051

Net cash (used in) investing activities	(14,908)	(119,229)

Cash flows from financing activities
Proceeds from issuance of common stock in connection with public offerings, net of issuance costs	—	138,260
Proceeds from exercise of stock options	71	3,014
Proceeds from sale of common stock under Employee Stock Purchase Plan	126	137
Borrowings of debt	—	229
Repayments of debt	(110)	(142)

Net cash provided by financing activities	87	141,498

Net decrease in cash and cash equivalents	(47,948)	(11,966)
Cash and cash equivalents, beginning of period	81,725	73,664

Cash and cash equivalents, end of period	$33,777	$61,698

Supplemental disclosure of cash flow information
Cash paid for interest	$25	$28
Supplemental disclosure of non-cash financing activities
Cashless exercise of warrants	$—	$53
Purchases of equipment in accounts payable and accrued expenses	$469	$145

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

The Company incurred losses of $478,397 from inception through June 30, 2016 and had an accumulated deficit of $492,259 at June 30, 2016, which includes preferred stock dividends recognized until the Company’s initial public offering in 2006. The Company has funded its operations primarily through the sale of equity securities.

Based on the Company’s current clinical plan, the Company believes that its existing cash, cash equivalents and marketable securities will be sufficient to meet its current projected operating requirements for at least the next 12 months. However, the Company’s future capital requirements may change and will depend upon numerous factors, including but not limited to:

•	the scope, progress, results and costs of drug discovery, preclinical development, laboratory testing and clinical trials for the Company’s drug candidates;

•	the Company’s ability to enter into and the terms and timing of any collaborations, licensing or other arrangements that it may establish;

•	the number of future drug candidates that the Company pursues and their development requirements;

•	the outcome, timing and costs of seeking regulatory approvals;

•	the costs of commercialization activities for any of the Company’s drug candidates that receive marketing approval to the extent such costs are not the responsibility of any current or future collaborators, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;

•	subject to receipt of marketing approval, revenue, if any, received from commercial sales of the Company’s drug candidates;

•	the Company’s headcount growth and associated costs as it expands its research and development and establishes a commercial infrastructure;

•	the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent and other intellectual property claims;

•	the timing and amount of proceeds received from milestones achieved and royalties earned, if any, by the Company under its exclusive collaboration and license agreement with Janssen Pharmaceuticals, Inc., the pharmaceutical subsidiary of Johnson and Johnson, Inc. (“Janssen”);

•	the Company’s ability to raise debt or equity capital, including any changes in the credit or equity markets that may impact its ability to obtain capital in the future;

•	the costs associated with, and the outcome of, lawsuits against the Company, if any;

•	the Company’s acquisition and development of new technologies and drug candidates; and

•	competing technological and market developments, including those currently unknown to the Company.

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

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of June 30, 2016, and its results of operations for the three and six months ended June 30, 2016 and 2015, and cash flows for the six months ended June 30, 2016 and 2015. The balance sheet as of December 31, 2015, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. Interim results are not necessarily indicative of results for a full year.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss (numerator)	$(18,493)	$(28,978)	$(36,547)	$(48,241)
Weighted-average shares, in thousands (denominator)	136,680	117,770	136,647	114,504
Basic and diluted net loss per share	$(0.14)	$(0.25)	$(0.27)	$(0.42)

Potentially dilutive securities outstanding as of June 30, 2016 and 2015 are as follows:

	June 30, 2016	June 30, 2015
Stock options	10,695	8,637
Warrants	2,833	2,833

Total potentially dilutive securities outstanding	13,528	11,470

6. Collaboration Arrangement

In May 2015, the Company entered into parallel transactions with Janssen and its affiliate, JJDC, Inc., consisting of (i) an exclusive collaboration and license agreement with Janssen (the “Janssen Agreement”) pursuant to which, upon the closing of the transactions contemplated by the Janssen Agreement on June 29, 2015, the Company granted Janssen exclusive worldwide rights to develop and commercialize products that contain one or more of the Company’s drug candidates for the treatment of chronic hepatitis C virus, (“HCV”), namely odalasvir, a second-generation NS5A inhibitor, ACH-3422, a NS5B HCV polymerase inhibitor, and sovaprevir, a NS3/4A HCV protease inhibitor, and (ii) a stock purchase agreement (the “Stock Purchase Agreement”) pursuant to which, upon the closing of the transactions contemplated by the Stock Purchase Agreement, JJDC purchased 18,367 shares of the Company’s common stock at a price of $12.25 per share, for an aggregate purchase price of $225,000. The Janssen Agreement became effective on June 29, 2015 upon the early termination of applicable waiting periods under the Hart-Scott-Rodino Act. The Stock Purchase Agreement became effective July 1, 2015. In connection with the closing of the transactions contemplated by the Stock Purchase Agreement, the Company and JJDC entered into an investor agreement on July 1, 2015 (the “Investor Agreement”), governing specified rights and obligations of JJDC with respect to its ownership of shares of the Company’s common stock.

Under the terms of the Janssen Agreement, the Company is eligible to receive (1) up to $115,000 of milestone payments based upon achievement of clinical enrollment and dosing in specified studies, substantially all of which is related to dosing in one study, (2) up to an additional $290,000 of milestone payments based upon regulatory approvals and first commercial sale in specified territories, the majority of which relates to regulatory approval and the first commercial sale in the U.S., and (3) up to an additional $500,000 of milestone payments based upon achieving worldwide sales targets. The Company is also eligible to receive royalties on worldwide annual net sales of licensed products, if any, at tiered royalty rate percentages beginning in the mid-teens and rising to the low-twenties, subject to customary reductions. The royalty term is determined on a licensed-product-by-licensed-product and country-by-country basis and begins on the first commercial sale of a licensed product in a country and ends on the expiration of the last to expire of specified patents or regulatory exclusivity covering such licensed product in such country or, with a customary royalty reduction, ten years after such first commercial sale if there is no such exclusivity. Janssen will bear the future costs of worldwide development and commercialization of licensed products.

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

Pursuant to the terms of the Investor Agreement, the Shares were subject to a lock-up restriction, voting covenants and a standstill agreement, each of which expired on July 1, 2016. In addition, until July 1, 2023, JJDC has the right to require, under specified conditions, that the Company file a registration statement in order to register all or a portion of the Shares. The Company will not be required to effect more than two such demand registrations for JJDC in the aggregate and is not required to effect more than one such demand registration in any 12 month period. The Company has also agreed to provide JJDC with certain “piggyback” registration rights such that at any time prior to July 1, 2023, subject to specified conditions, whenever the Company proposes to register shares of its common stock for its account, JJDC will have the right to include some or all of its Shares in such registration. The Investor Agreement also contains other customary terms and conditions of the parties with respect to the registration of the Shares.

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

Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; or

Level 3: Unobservable inputs.

The fair value of the Company’s marketable securities of $391,429 and $377,616 as of June 30, 2016 and December 31, 2015, respectively, is valued based on level 2 inputs. The Company’s investments consist mainly of U.S. government and agency securities, government-sponsored bond obligations and certain other corporate debt securities. Fair value is determined by taking into consideration valuations obtained from third-party pricing services. The third-party pricing services utilize industry standard valuation models, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; issuer credit spreads; benchmark securities; and other observable inputs. The Company has assessed these as level 2 within the fair value hierarchy of ASC 820. The Company classifies its entire investment portfolio as available for sale as defined in ASC 320, “Debt and Equity Securities.” Securities are carried at fair value with the unrealized gains (losses) reported as a separate component of stockholders’ equity within accumulated other comprehensive income.

The unrealized gain (loss) from marketable securities was $311 and $(45) at June 30, 2016 and December 31, 2015, respectively.

As of June 30, 2016 and December 31, 2015, none of the Company’s investments were determined to be other than temporarily impaired.

The following table summarizes the Company’s investments:

	June 30, 2016				December 31, 2015
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Commercial Paper	$111,736	$256	$—	$111,992	$137,483	$158	$(6)	$137,635
Corporate Debt Securities	197,169	52	(43)	197,178	164,884	—	(205)	164,679
Government and Agency Securities	82,213	46	—	82,259	75,294	16	(8)	75,302

Total	$391,118	$354	$(43)	$391,429	$377,661	$174	$(219)	$377,616

8. Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2016	December 31, 2015
Accrued compensation	$2,764	$4,326
Accrued research and development expenses	2,891	4,743
Accrued professional expenses	786	846
Other accrued expenses	354	387

Total	$6,795	$10,302

Accrued research and development expenses consist of amounts owed to third-party contract research organizations, (“CROs”), clinical investigators, laboratories and data managers for research and development work performed on behalf of the Company.

9. Debt

Debt consists of the following:

	June 30, 2016	December 31, 2015
2014 Credit Facility, payable in equal monthly installments through October 2017, with fixed interest of 6.30% per annum	$206	$279
2014 Credit Facility, payable in equal monthly installments through March 2018, with fixed interest of 6.20% per annum	$138	$175

Total debt	344	454
Less: current portion	(230)	(223)

Total long-term debt, net of current portion	$114	$231

In October 2014, the Company entered into a Master Security Agreement for a $1,000 Capital Expenditure Line of Credit (the “2014 Credit Facility”) with Webster Bank (“Webster”). Under the 2014 Credit Facility, the Company could draw down equipment loan advances for the purchase of new laboratory equipment through October 2015. In connection with the Master Security Agreement, the Company granted Webster a security interest in equipment to be purchased under the Credit Facility. In October 2014 and March 2015, Webster advanced $440 and $229, respectively, to the Company under the 2014 Credit Facility.

In May 2016, the Company entered into an amendment to the Master Security Agreement. The amendment provides for a line of credit for equipment loan advances of $1,400, of which approximately $400 reflected the outstanding balance as of the date of the amendment, under the Master Security Agreement, dated October 2014 (the “2016 Credit Facility”). The Company can utilize the 2016 Credit Facility in connection with the purchase of new laboratory equipment through May 26, 2017. The purchased equipment will serve as collateral for any advances. Each drawdown under the the 2016 Credit Facility will be payable over a three-year term and will bear interest at a fixed rate, determined at the time of each borrowing, equal to the Three Year Federal Home Loan Bank of Boston Classic Advance rate plus 4.75%.

The fair value for this debt is classified as a level 2 measurement. Fair value is computed using a discounted cash flow model based on current interest rates. At this time, the carrying value approximates fair value.

10. Stock-Based Compensation

The Company’s 2015 Stock Incentive Plan, as amended, (the “2015 Plan”), is administered by the Company’s Board of Directors and provides for the grant of incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights and other stock-based awards. The Company’s officers, employees, consultants, advisors and directors are eligible to receive awards under the 2015 Plan; however, incentive stock options may only be granted to employees. Stock option awards are exercisable for a period determined by the Company, but in no event longer than ten years from the date of the grant. Stock option awards generally vest as to 25% of the shares underlying the option on the first anniversary of the date of grant and as to 6.25% of the shares underlying the option quarterly thereafter for the following three years, subject to continued service. There were 6,554 shares available to be granted under the 2015 Plan as of June 30, 2016.

A summary of the status of the Company’s stock option activity for the three months ended June 30, 2016 is presented in the table and narrative below:

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2016	8,501	$7.08
Granted	2,302	7.85
Exercised	(25)	2.83
Forfeited	(83)	7.85
Cancelled	—	—

Outstanding at June 30, 2016	10,695	$7.25

Options exercisable at June 30, 2016	6,380	$6.56

Weighted-average fair value of options granted during the period		$5.55

The Company utilizes the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of assumptions which determine the fair value of the stock-based awards. The assumptions used to value options granted are as follows:

	For the Six Months Ended
	June 30, 2016	June 30, 2015
Expected term of option	6.25 years	6.25 years
Expected volatility	82%	88 - 91%
Risk free interest rate	1.15 - 1.38%	1.54 - 1.85%
Expected dividend yield	0%	0%

Total compensation expense recorded in the accompanying statements of operations associated with stock option grants made to employees was $2,623 and $2,346 for the three months ended June 30, 2016 and 2015, respectively, and $5,560 and $5,210 for the six months ended June 30, 2016 and 2015, respectively. The Company recorded no tax benefit related to these stock options since the Company currently maintains a full valuation allowance on its deferred tax assets.

As of June 30, 2016, the intrinsic value of the stock options outstanding was $18,320, of which $14,346 related to vested stock options and $3,974 related to unvested stock options. The intrinsic value of stock options is calculated based on the difference between the exercise prices of the underlying common stock and the quoted stock price of the Company’s common stock as of the reporting date.

As of June 30, 2016, the total compensation cost related to unvested stock options not yet recognized in the financial statements is approximately $21,325, net of estimated forfeitures, and the weighted average period over which this amount is expected to be recognized is 1.5 years.

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

12. Stockholders’ Equity

Changes in stockholders’ equity for the six months ended June 30, 2016 and 2015 were as follows:

	For the Six Months Ended June 30,
	2016	2015
Balance at December 31, 2015 and 2014	$449,636	$143,469
Net loss	(36,547)	(48,241)
Stock-based compensation	5,613	5,311
Exercise of stock options	71	3,014
Change in unrealized loss on marketable securities	356	(20)
Issuance of common stock	—	138,260
Issuance of common stock under the Employee Stock Purchase Plan	126	137

Balance at June 30, 2016 and 2015	$419,255	$241,930

13. Commitments and Contingencies

From time to time, in the ordinary course of business, the Company is subject to litigation and regulatory examinations as well as information gathering requests, inquiries and investigations. As of June 30, 2016, there were no active matters.

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

Our current focus is on our complement inhibitor platform, directed at advancing small molecule compounds that have the potential to be used in the treatment of immune-related diseases associated with the complement system. The complement pathway is a part of the human innate immune system and is believed to comprise three pathways, the alternative pathway, the lectin pathway and the classical pathway. We are advancing novel small molecules from this platform which will initially target complement factor D, an essential protein within the amplification loop of the alternative pathway. The alternative pathway is thought to play a critical role in a number of disease conditions including rare orphan conditions such as paroxysmal nocturnal hemoglobinuria, or PNH, C3 glomerulopathy, or C3G, as well as more prevalent indications such as dry age-related macular degeneration, or dry AMD.

In February 2016, we initiated a first-in-human phase I clinical trial for our first small-molecule complement factor D inhibitor, ACH-4471, to assess safety, tolerability, pharmacokinetics, or PK, and pharmacodynamics, or PD, in healthy volunteers. We also plan to advance this compound to potentially treat patients with PNH and C3G. We believe that our complement factor D inhibitor compounds may have a pharmacological advantage in addressing extravascular hemolysis, or red blood cell destruction outside of blood vessels, that affects patients with PNH, even those whose intravascular hemolysis, or red blood cell destruction within blood vessels, is successfully treated with currently approved treatments. In addition, we believe we may be able to treat the proportion of patients who have suboptimal response to, or who fail to respond to, currently approved treatments for PNH. Because it is a disease specific to alternative pathway over-activation, we believe our factor D inhibitors may be effective in treating patients with C3G. We may advance other factor D inhibitors for other indications after further characterization.

We also have a collaboration with Janssen Pharmaceuticals, Inc., or Janssen, the pharmaceutical subsidiary of Johnson & Johnson Inc., under which we have granted to Janssen exclusive worldwide rights to develop and commercialize a portfolio of antiviral drug candidates we discovered and developed for the treatment of chronic hepatitis C virus, or HCV, infection in exchange for specified milestone payments, royalties, and an equity investment in us.

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

We were incorporated on August 17, 1998 in Delaware. Since our inception, we have spent substantial research and development funds to develop our drug candidate pipeline and expect to continue to do so for the foreseeable future. We have incurred losses of $478.4 million from inception through June 30, 2016 and had an accumulated deficit of $492.3 million at June 30, 2016, which includes preferred stock dividends recognized until our initial public offering in 2006. Our net losses were $18.5 million and $29.0 for the three months ended June 30, 2016 and 2015, respectively, and $36.5 million and $48.2 million for the six months ended June 30, 2016 and 2015, respectively.

We have funded our operations primarily through proceeds from the sale of equity securities. Through June 30, 2016, we have received approximately $932.4 million in aggregate gross proceeds from stock issuances, including convertible preferred stock, our initial public offering, private placements of our common stock, registered offerings of our common stock and an equity investment by Johnson & Johnson Innovation, Inc., or JJDC.

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

Under the terms of the Janssen Agreement, we are eligible to receive (1) up to $115.0 million of milestone payments based upon achievement of clinical enrollment and dosing in specified studies, substantially all of which is related to dosing in one study, (2) up to an additional $290.0 million of milestone payments based upon regulatory approvals and first commercial sale in specified territories, the majority of which relates to regulatory approval and the first commercial sale in the U.S., and (3) up to an additional $500.0 million of milestone payments based upon achieving worldwide sales targets. We are also eligible to receive royalties on worldwide annual net sales of licensed products, if any, at tiered royalty rate percentages beginning in the mid-teens and rising to the low-twenties, subject to customary reductions. The royalty term is determined on a licensed-product-by-licensed-product and country-by-country basis and begins on the first commercial sale of a licensed product in a country and ends on the expiration of the last to expire of specified patents or regulatory exclusivity covering such licensed product in such country or, with a customary royalty reduction, ten years after such first commercial sale if there is no such exclusivity. Janssen will bear the future costs of worldwide development and commercialization of licensed products.

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

Financial Operations Overview

Revenue

To date, we have not generated any revenue from the sale of any drugs. During the three and six months ended June 30, 2016 we did not recognize any revenue. During the three and six months ended June 30, 2015 we recognized revenue of $711,000 under the Janssen Agreement.

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

Complement Factor D Program

The first clinical compound from our complement inhibitor platform is ACH-4471, which entered phase I clinical development in healthy volunteers in February 2016. ACH-4471 is an orally-available small molecule designed to target and inhibit complement factor D, an essential protein in the amplification loop within the alternative pathway of the complement system.

•	ACH-4471. ACH-4471 is a potent and specific inhibitor of factor D, which has demonstrated complete suppression of the complement alternative pathway with a single oral dose in non-human primates. Further, the compound has demonstrated dose-proportional in vitro suppression of red blood cell destruction, or hemolysis, in plasma samples from PNH patients and similar suppression of cell killing in serum from patients with atypical hemolytic uremic syndrome, or aHUS. We have initiated a first-in-human phase I clinical trial for ACH-4471, to assess safety, tolerability, pharmacokinetics, or PK, and pharmacodynamics, or PD. In June 2016, we announced interim results from the single ascending dose, or SAD, portion of that study. Across all four SAD dose groups, ACH-4471 achieved peak plasma concentrations between 1 and 2.5 hours after oral dosing. Up to 100% inhibition of complement activity was achieved in all dose groups, and duration of inhibition was dose dependent. In addition, Group 4, which evaluated 1,200 mg of ACH-4471 given every twelve hours for 2 doses, achieved a median 99.5% inhibition (with a range of 96% to 100%) of hemolysis at 24 hours. We are currently conducting a phase I multiple-ascending dose, or MAD, study evaluating 14-days of dosing in healthy volunteers. We plan to initiate phase II studies of ACH-4471 in patients with two complement-mediated diseases, PNH and C3G, by the end of 2016.

•	Additional Factor D Inhibitors. We may advance other factor D inhibitors for other indications after further characterization. Our research team has synthesized over 1,600 factor D inhibitor compounds from which we plan to select one or more development candidates to advance into the clinic. Our compound library contains compounds with various physiochemical properties that may be advantageous for various routes of administration. Within the library, we are assessing not only additional compounds for oral systemic administration but also compounds for ophthalmic administration via ocular injection and for respiratory indications with an inhaled formulation.

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

In October 2015, we announced that Janssen had initiated phase IIa clinical testing of a triple combination regimen consisting of Olysio®, a protease inhibitor marketed by Janssen, AL-335, a nucleotide polymerase inhibitor in clinical development by Janssen, and odalasvir. The trial will evaluate the safety, pharmacokinetics and efficacy of the combination treatment in patients with genotype 1 HCV. Janssen has since modified the study protocol to include a doublet combination regimen consisting of AL-335 and odalasvir, and to potentially add patients with genotype 3 HCV. We anticipate Janssen will release preliminary results from this trial in the third quarter of 2016. Janssen also plans to initiate a phase IIb clinical study in patients with genotypes 1-6 HCV, including both treatment-naïve and treatment experienced patients, and patients with and without cirrhosis. This phase IIb clinical trial is anticipated to enroll approximately 400 patients and to begin in the third quarter. Based on information provided to us by Janssen, enrollment is anticipated to continue through 2016 and may extend into 2017.

All costs associated with internal research and development, and research and development services for which we have externally contracted, are expensed as incurred. The costs of obtaining patents for our candidates are expensed as incurred as indirect costs. Our research and development expenses for the six months ended June 30, 2016 and 2015 were as follows:

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Direct external costs:
Complement factor D compounds	$14,304	$3,137
HCV compounds and combination trials	185	20,371
Other	—	21

	14,489	23,529
Direct internal personnel costs	10,402	8,932

Sub-total direct costs	24,891	32,461
Indirect costs and overhead	2,667	2,722
Research and development tax credit	(125)	(255)

Total research and development	$27,433	$34,928

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

Under the Janssen Agreement, Janssen bears the future costs of worldwide development and commercialization of licensed products under our HCV program. We expect to incur nominal costs related to our HCV compounds throughout the remainder of the year. We expect research and development expenses associated with our complement inhibitor program to be substantial and to increase over time. There are numerous existing factors associated with the successful commercialization of any of our drug candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will evolve and therefore impact our clinical development programs and plans over time.

General and Administrative

Our general and administrative expenses consist primarily of salaries and benefits for management and administrative personnel, professional fees for legal, accounting and other services, travel costs and facility-related costs such as rent, utilities and other general office expenses.

Critical Accounting Policies and Estimates

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our critical accounting estimates is included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in our Annual Report on Form 10-K for the year ended December 31, 2015. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a significant impact on our financial results. During the first six months of 2016, there were no significant changes in our estimates or our critical accounting policies.

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

Revenues:

During the three and six months ended June 30, 2016 we did not recognize any revenue. During the three and six months ended June 30, 2015 we recognized revenue of $711,000 under the Janssen Agreement.

Comparison of Three and Six Months Ended June 30, 2016 and 2015

Research and Development Expenses. Research and development expenses were $14.2 million and $19.8 million for the three months ended June 30, 2016 and 2015, respectively, and $27.4 million and $34.9 million for the six months ended June 30, 2016 and 2015, respectively. The decrease for the three and six months ended June 30, 2016 was primarily due to decreased manufacturing, clinical trial and consulting costs related to our HCV compounds which were licensed to Janssen in 2015, partially offset by increased manufacturing and clinical costs related to ACH-4471. Additionally, personnel costs increased due to the addition of personnel in our discovery and development groups. We expect research and development expenses will increase during the remainder of the year as we continue to seek to advance ACH-4471 through clinical trials, enhance our manufacturing and formulation processes for ACH-4471 and other complement factor D inhibitor compounds, advance our broader complement factor D portfolio to address additional indications, and pursue additional discovery opportunities for creating small molecule therapies that address significant patient needs. Research and development expenses for the three and six months ended June 30, 2016 and 2015 are comprised as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	(in thousands)
	2016	2015	Change	% Change	2016	2015	Change	% Change
Personnel costs	$3,620	$2,991	$629	21%	$8,062	$6,318	$1,744	28%
Stock-based compensation	1,163	1,057	106	10%	2,346	2,623	(277)	(11)%
Outsourced research and supplies	7,254	13,572	(6,318)	(47)%	13,309	22,052	(8,743)	(40)%
Professional and consulting fees	1,068	1,519	(451)	(30)%	1,684	2,750	(1,066)	(39)%
Facilities costs	799	604	195	32%	1,572	1,186	386	33%
Travel and other costs	310	214	96	45%	585	254	331	130%
Research and development tax credit	(60)	(185)	125	(68)%	(125)	(255)	130	(51)%

Total	$14,154	$19,772	$(5,618)	(28)%	$27,433	$34,928	$(7,495)	(21)%

General and Administrative Expenses. General and administrative expenses were $5.2 million and $10.1 million for the three months ended June 30, 2016 and 2015, respectively, and $10.6 million and $14.4 million for the six months ended June 30, 2016 and 2015, respectively. The decrease for the three and six months ended June 30, 2016 was primarily due to decreased business consulting and corporate legal fees related to the Janssen Agreement, partially offset by increased personnel and non-cash stock compensation largely related to the addition of personnel. We expect general and administrative expenses to remain consistent for the remainder of the year. General and administrative expenses for the three and six months ended June 30, 2016 and 2015 are comprised as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	(in thousands)
	2016	2015	Change	% Change	2016	2015	Change	% Change
Personnel costs	$1,576	$1,120	$456	41%	$3,290	$2,269	$1,021	45%
Stock-based compensation	1,474	1,338	136	10%	3,267	2,688	579	22%
Professional and consulting fees	990	6,647	(5,657)	(85)%	2,062	7,772	(5,710)	(73)%
Facilities costs	311	226	85	38%	516	405	111	27%
Travel and other costs	804	796	8	1%	1,460	1,236	224	18%

Total	$5,155	$10,127	$(4,972)	(49)%	$10,595	$14,370	$(3,775)	(26)%

Other Income (Expense). Interest income was $828,000 and $225,000 for the three months ended June 30, 2016 and 2015, respectively. The $603,000, or 268%, increase was primarily due to increased average cash balances in 2016 combined with higher interest rates. Interest expense was $12,000 and $15,000 for the three months ended June 30, 2016 and 2015, respectively. The $3,000, or 20%, decrease was primarily due to higher average debt facility balances outstanding in 2015.

Interest income was $1.5 million and $377,000 for the six months ended June 30, 2016 and 2015, respectively. The $1.1 million, or 300% increase was primarily due to increased average cash balances in 2016 combined with higher interest rates. Interest expense was $26,000 and $31,000 for the six months ended June 30, 2016 and 2015, respectively. The $5,000, or 16%, decrease was due to higher average debt facility balances outstanding in 2015.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through proceeds from the sale of equity securities. Through June 30, 2016, we have received approximately $932.4 million in aggregate gross proceeds from stock issuances, including convertible preferred stock, our initial public offering, private placements of our common stock, registered offerings of our common stock and the equity investment by JJDC.

We had $425.2 million and $459.3 million in cash, cash equivalents and marketable securities as of June 30, 2016 and December 31, 2015, respectively. We regularly review our investments and monitor the financial markets. As of June 30, 2016, our cash, cash equivalents and marketable securities included high-quality financial instruments, primarily money market funds, government sponsored bond obligations and other corporate debt securities, which we believe are subject to limited credit risk.

As of June 30, 2016, our debt balance due to borrowings was $0.3 million with a weighted average interest rate of 6.26%.

In May 2016, we entered into an amendment to our Master Security Agreement with Webster Bank. The amendment provides for a line of credit for equipment loan advances of $1.4 million, of which approximately $400,000 reflected the outstanding balance as of the date of the amendment, under the Master Security Agreement. We can utilize this line of credit in connection with the purchase of new equipment through May 26, 2017.

Cash used in operating activities was $33.1 million for the six months ended June 30, 2016 and was primarily attributable to our $36.5 million net loss, combined with a $3.5 million increase in accrued expenses and other liabilities, partially offset by $5.6 million in non-cash stock-based compensation. Cash used in operating activities was $34.2 million for the six months ended June 30, 2015 and was primarily attributable to our $48.2 million net loss, partially offset by $5.3 million in non-cash stock-based compensation, a $5.0 million increase in accounts payable and a $5.6 million increase in accrued expenses.

Cash used in investing activities was $14.9 million for the six months ended June 30, 2016 and was primarily attributable to $330.8 million in purchases of marketable securities partially offset by $317.2 million in maturities of marketable securities. Cash used in investing activities was $119.2 million for the six months ended June 30, 2015 and was primarily attributable to $244.0 million in purchases of marketable securities partially offset by $125.1 million in maturities of marketable securities.

Cash provided by financing activities was $87,000 for the six months ended June 30, 2016 and was primarily attributable to $126,000 in proceeds from our Employee Stock Purchase Plan combined with proceeds of $71,000 from the exercise of stock options. This amount was partially offset by $110,000 attributable to repayments of debt. Cash provided by financing activities was $141.5 million for the six months ended June 30, 2015 and was primarily attributable to $132.6 million in net proceeds from our February 2015 public offering combined with the receipt of $5.7 million in net proceeds from the issuance of stock under an at-the-market sales agreement with Cantor Fitzgerald.

We expect to incur substantial and increasing losses for at least the next several years as we seek to continue preclinical and clinical development of certain complement inhibitors and identify and progress any drug candidates.

We do not expect our existing capital resources to be sufficient to fund the completion of the development of our complement inhibitor program. As a result, we may need to raise additional funds to be able to, among other things, further the development of our complement inhibitor program, market any drug candidates associated with that program, obtain regulatory approvals, fund operating losses, and if deemed appropriate, establish manufacturing and sales and marketing capabilities for our complement inhibitor program. We may need to raise such additional financing through a combination of public or private equity or debt financings, collaborations, partnerships or other arrangements with third parties or other sources of financing. Moreover, we are dependent on Janssen for the timing and success of the HCV collaboration and there can be no assurance that we will receive any milestone or royalty payments under that arrangement.

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

Contractual Obligations

On April 7, 2016, we amended the lease for our corporate headquarters. Pursuant to the amendment, we leased an additional 2,877 square feet of space, such that the total leased premises at our corporate headquarters pursuant to the amended lease will equal 41,509 rentable square feet. The term of the lease expires on March 31, 2020, and from July 15, 2016 until March 31, 2020, the annual base rent for the leased premises will be $875,000 to be paid in monthly installments of $73,000.

Other than as described above, the disclosures relating to our contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2015 have not materially changed.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2016.

Recently Issued Accounting Standards

For a discussion of the recent accounting pronouncements relevant to our business operations, see Note 2, “Accounting Standards Updates” under “Part I, Item 1. Financial Statements.”

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. Our exposure to market risk is confined to our cash, cash equivalents and marketable securities. We regularly review our investments and monitor the financial markets. We invest in high-quality financial instruments, primarily U.S. government and agency securities, government-sponsored bond obligations and certain other corporate debt securities, with the effective duration of the portfolio less than twelve months and no security with an effective duration in excess of twenty-four months, which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. We do not believe that we have any material exposure to interest rate risk or changes in credit ratings arising from our investments.

Capital Market Risk. We currently have no product revenues and depend on funds raised through other sources. One source of funding is through future debt or equity offerings. Our ability to raise funds in this manner depends upon, among other things, capital market forces affecting our stock price.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a–15(d) and 15d–15(d) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are focused on the research and development of our complement inhibitor platform, pursuant to which we are initially targeting complement factor D, an essential protein of the complement pathway that is a part of the human innate immune system. Our complement inhibitor platform is focused on advancing small molecule compounds that inhibit factor D and have the potential to be used in the treatment of immune-related diseases where the complement pathway plays a critical role. We anticipate that our complement inhibitor platform may play a role in addressing needs of patients with paroxysmal nocturnal hemoglobinuria, or PNH, including patients who have suboptimal response to, or who fail to respond to, currently approved treatments for PNH, and C3 glomerulopathy, or C3G, as well as the needs of patients with other complement-mediated diseases where the alternative pathway plays a significant role.

Our approach to the discovery and development of drug candidates that target complement factor D inhibition is unproven. While complement factor D is a clinically validated target in certain ophthalmic diseases, it is unproven in demonstrating efficacy in systemic diseases. We are currently only in the early clinical testing stages for our most advanced drug candidate under this program with other drug candidates in the discovery phase. Any medicines that we develop may not effectively inhibit complement factor D, and even if they are successful in inhibiting complement factor D, may not provide a clinical benefit. Even if we are able to develop a product candidate that effectively inhibits complement factor D in preclinical studies, we may not succeed in demonstrating safety and efficacy of the product candidate in human clinical trials. Our focus on using our proprietary technology to identify drug candidates targeting complement factor D may not result in the discovery and development of commercially viable medicines to treat human disease.

If we are unable to develop, obtain marketing approval for or successfully commercialize drug candidates, either alone or through a collaboration, or if we experience significant delays in doing so, our business could be materially harmed.

We currently have no products approved for sale and are investing substantially all of our efforts and financial resources on the development of our complement factor D inhibitor program. Moreover, under the Janssen Agreement, we granted Janssen exclusive worldwide rights to develop and commercialize our portfolio of HCV product candidates. Our prospects are substantially dependent on our ability, or that of any collaborator, including Janssen, to develop, obtain marketing approval for, and successfully commercialize at least one drug candidate in one or more disease indications based upon our programs.

The success of our complement factor D inhibitor program as well as our HCV program in collaboration with Janssen, will depend on several factors, including the following:

•	initiation, successful enrollment and completion of clinical trials;

•	safety, tolerability and efficacy profiles that are satisfactory to the U.S. Food and Drug Administration, or FDA, or any comparable foreign regulatory authority for marketing approval;

•	timely receipt of marketing approvals from applicable regulatory authorities;

•	the performance of our collaborators;

•	the extent of any required post-marketing approval commitments to applicable regulatory authorities;

•	establishment of supply arrangements with third party raw materials suppliers and manufacturers;

•	establishment of arrangements with third party manufacturers to obtain finished drug products that are appropriately packaged for sale;

•	obtaining and maintaining patent, trade secret protection and regulatory exclusivity, both in the United States and internationally;

•	protection of our rights in our intellectual property portfolio;

•	successful commercial launch following any marketing approval;

•	a continued acceptable safety profile following any marketing approval;

•	commercial acceptance of our products, if and when approved, by patients, the medical community and third party payors; and

•	competition, including our ability to compete with other marketed therapies for complement-mediated disease such as those from Alexion Pharmaceuticals, and other potential therapies in development by Akari Therapeutics, Alexion, Alnylam Pharmaceuticals, Amyndas Pharmaceuticals, Apellis Pharmaceuticals, Bio Cryst Pharmaceuticals, Genentech, Omeros, Ra Pharma and True North. Additionally, Novartis also has intellectual property rights in the complement area.

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

Additional factors that may negatively impact our clinical development efforts include:

•	delay or failure in obtaining approval by institutional review board or similar reviewing entities to conduct a clinical trial at each site;

•	delay or failure in reaching agreement on acceptable terms with prospective contract research organizations, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different contract research organizations and trial sites;

•	clinical sites and investigators deviating from trial protocol, failing to conduct the trial in accordance with regulatory requirements, or dropping out of a trial;

•	slow patient enrollment, particularly in rare diseases being studied;

•	delay or failure in having patients complete a trial or return for post-treatment follow-up;

•	disruption of clinical supply or clinical operations at our clinical trial sites;

•	adverse medical events or side effects in treated patients, and the threat of legal claims and litigation alleging injuries;

•	lack of effectiveness or safety of the product candidate being tested; and

•	decisions by regulatory authorities, the institutional review board, ethics committee, or us, or recommendation by a data safety monitoring board, to suspend or terminate clinical trials at any time for safety issues or for any other reason.

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

        Clinical testing is expensive, difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome. In addition, our interest in developing potential therapies for rare diseases for which there is no currently available treatment, such as C3G, makes the difficulty in study design and outcome more challenging, as the appropriate endpoints for obtaining approval from regulatory authorities have not been previously defined. Additionally, the clinical course of C3G is highly variable and it may be difficult to identify appropriate patients for clinical studies. PNH and C3G are chronic conditions and regulatory authorities may require clinical trials for longer periods than anticipated by us. Any inability to successfully complete preclinical and clinical development could result in additional costs to us, or any current or future collaborators, and impair our ability to generate revenues from product sales, regulatory and commercialization milestones and royalties. Moreover, if (1) we, or any current or future collaborators, are required to conduct additional clinical trials or other testing of our drug candidates beyond the trials and testing that we, or they contemplate, (2) we, or any current or future collaborators, are unable to successfully complete clinical trials of our drug candidates or other testing, (3) the results of these trials or tests are unfavorable, uncertain or are only modestly favorable, or (4) there are unacceptable safety concerns associated with our drug candidates, we, or any current or future collaborators, in addition to incurring additional costs, may:

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

Adverse events or undesirable side effects caused by, or other unexpected properties of, our drug candidates could cause us, any current or future collaborators, an institutional review board or regulatory authorities to interrupt, delay or halt clinical trials of one or more of our drug candidates and could result in a more restrictive label or FDA requirement for a risk evaluation and mitigation strategy, or REMS, or the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities. For example, treatment with complement inhibitors like our factor D inhibitor ACH-4471 may decrease the body’s ability to fend off infection by certain types of pathogens. Treatment with the marketed complement C5 inhibitor, Soliris, is associated with increased risk for certain types of infection, including meningococcal infection. For this reason, patients treated with complement inhibitors, including patients treated in our future clinical trials, may be vaccinated for pathogens known to have increased risk of infection with complement deficiency or inhibition (such as N. meningitidis) and may also be treated with prophylactic antibiotics in an effort to reduce the risk of an adverse event resulting from an infection. However, there is a risk that vaccination and/or prophylactic antibiotics will not prevent or reduce the risk of infections, including meningococcal infection. If any of our drug candidates is associated with adverse events or undesirable side effects or has properties that are unexpected, we, or any current or future collaborators, may need to abandon development or limit development of that drug candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in clinical or earlier stage testing have later been found to cause undesirable or unexpected side effects that prevented further development of the compound.

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

In addition, there are also a number of pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of drug candidates for the treatment of the key complement-mediated disease indications. For example, Alexion’s eculizumab (Soliris®) is a marketed therapy for the treatment of PNH and aHUS. Akari, Alexion, Alnylam, Amyndas, Apellis, Bio Cryst, Genentech, Omeros, Ra Pharma and TrueNorth have complement inhibitor therapies in development for other hematologic diseases. Additionally, Novartis also has intellectual property rights in the complement area.

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

We have incurred significant annual net operating losses since our inception. We expect to continue to incur significant and increasing net operating losses for at least the next several years. Our net losses were $36.6 million and $48.2 million for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, we had an accumulated deficit of $492.3 million. We have not generated any revenues from product sales, have not completed the development of any drug candidate and may never have a drug candidate approved for commercialization. In May 2015, we entered into an exclusive collaboration and license agreement with Janssen pursuant to which we granted Janssen exclusive worldwide rights to develop and commercialize products based upon our portfolio of HCV drug candidates. We do not intend to further the development of our HCV drug candidates internally. Going forward, we will focus solely on our complement inhibitor platform, which will initially focus on complement factor D. We are currently only in the early clinical testing stages for our most advanced drug candidate under this program and expect that it will be many years, if ever, before we have a drug candidate ready for commercialization.

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

We believe that our existing cash, cash equivalents and marketable securities as of June 30, 2016, will enable us to fund our current projected operating requirements for at least the next 12 months. Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•	the scope, progress, results and costs of drug discovery, preclinical development, laboratory testing and clinical trials for our drug candidates;

•	our ability to enter into and the terms and timing of any collaborations, licensing or other arrangements that we may establish;

•	the number of future drug candidates that we pursue and their development requirements;

•	the outcome, timing and costs of seeking regulatory approvals;

•	the costs of commercialization activities for any of our drug candidates that receive marketing approval to the extent such costs are not the responsibility of any current or future collaborators, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;

•	subject to receipt of marketing approval, revenue, if any, received from commercial sales of our drug candidates;

•	our headcount growth and associated costs as we expand our research and development and establish a commercial infrastructure;

•	the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent and other intellectual property claims;

•	the timing and amount of proceeds received from milestones achieved and royalties earned, if any, by us under the Janssen agreement;

•	our ability to raise debt or equity capital, including any changes in the credit or equity markets that may impact our ability to obtain capital in the future;

•	the costs associated with, and the outcome of, lawsuits against us, if any;

•	our acquisition and development of new technologies and drug candidates; and

•	competing technological and market developments, including those currently unknown to us.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a company undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-

change taxable income or taxes may be limited. Changes in our stock ownership, some of which are outside of our control, may have resulted or could in the future result in an ownership change. For example, we completed a review of our changes in ownership through December 31, 2011, and determined that we had three ownership changes since inception. The changes of ownership will result in net operating loss and research and development credit carryforwards that we expect to expire unutilized. If additional limitations were to apply, utilization of a portion of our net operating loss and tax credit carryforwards could be further limited in future periods and a portion of the carryforwards could expire before being available to reduce future income tax liabilities.

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

We, or any future collaborators, may not be able to obtain orphan drug designation or orphan drug exclusivity for our drug candidates in United States, European Union or other markets and, even if we do, that exclusivity many not prevent the FDA, EMA or other regulatory authorities from approving other competing products.

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

Fast track designation by the FDA or other regulatory acceleration options may not actually lead to a faster development or regulatory review or approval process and does not assure approval.

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

Priority review designation by the FDA or similar classifications by other regulatory authorities may not lead to a faster regulatory review or approval process and, in any event, does not assure approval.

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

As of August 1, 2016, our directors, executive officers and stockholders who own more than 5% of our outstanding common stock, together with their affiliates and related persons, beneficially owned, in the aggregate, greater than approximately 70% of our outstanding common stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation, sale of all or substantially all of our assets or similar transaction, as well as our management and affairs. The interests of this group of stockholders may not always coincide with our corporate interests or the interest of other stockholders, and they may act in a manner with which you may not agree or that may not be in the best interests of other stockholders. This concentration of voting power may have the effect of delaying, deferring or preventing a change in control of our company on terms that other stockholders may desire and entrenching our management or board or directors.

Our stock price has been and may in the future be volatile, and the market price of our common stock may decline in value in the future.

The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future. During the period from January 1, 2009 to June 30, 2016, our stock price has ranged from a low of $0.70 to a high of $16.87. Market prices for securities of early stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the results of current and planned clinical trials of our drug candidates including our complement factor D drug candidates and our HCV drug candidates being developed by Janssen under an exclusive license of our entire HCV program to Janssen;

•	the timing and amount of proceeds received from milestones achieved and royalties earned, if any, by us under the Janssen agreement;

•	the results of clinical trials conducted by others on drugs that would compete with our drug candidates;

•	the announcements of those data, particularly at high profile medical meetings, and the investment community’s perception of and reaction to those data;

•	the entry into, modification of, or termination of key agreements, or any new collaboration agreement we may enter;

•	market expectations about the timeliness of our entry into, or failure to enter, collaboration arrangements with third parties;

•	the results of regulatory reviews and actions relating to the approval of our drug candidates;

•	our failure to obtain patent protection for any of our drug candidates or the issuance of third-party patents that cover our drug candidates;

•	the initiation of, material developments in, or conclusion of litigation;

•	failure of any of our drug candidates, if approved, to achieve commercial success;

•	general and industry-specific economic conditions that may affect our business, financial condition and operations, including without limitation research and development expenditures;

•	the launch of drugs by others that would compete with our drug candidates;

•	the failure or discontinuation of any of our research programs;

•	issues in manufacturing our drug candidates or any approved products;

•	the introduction of technological innovations or new commercial products by us or our competitors;

•	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;

•	future sales of our common stock by us, our insiders or other stockholders;

•	changes in the structure of health care payment systems;

•	period-to-period fluctuations in our financial results;

•	low trading volume of our common stock; and

•	the other factors described in this “Risk Factors” section.

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

Sales of a substantial number of shares of our common stock in the public market could cause the market price of our common stock to drop significantly.

Certain stockholders hold a substantial number of shares of our common stock. If such stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. JJDC, which owns, as of August 1, 2016, approximately 13% of our common stock, has the right, until July 1, 2023, to require us, under specified conditions, to file a registration statement in order to register all or a portion of the shares held by JJDC. We have also agreed to provide JJDC with certain “piggyback” registration rights such that at any time prior to July 1, 2023, subject to specified conditions, whenever we propose to register shares of our common stock for our own account, JJDC will have the right to include some or all of its shares in such registration. Any exercise of these registration rights by JJDC could have a material adverse effect on the trading price of our common stock.

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

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit

10.1	First Amendment to Master Security Agreement, dated as of May 26, 2016, by and between Achillion Pharmaceuticals, Inc. and Webster Bank, National Association (incorporated by reference to Exhibit 10.1 to Achillion Pharmaceuticals, Inc.’s Current Report on Form 8-K filed on May 27, 2016).

31.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets at June 30, 2016 and December 31, 2015 (unaudited), (ii) Statements of Comprehensive Loss for the three and six months ended June 30, 2016 and 2015 (unaudited), (iii) Statements of Cash Flows for the six months ended June 30, 2016 and 2015 (unaudited), and (iv) Notes to Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACHILLION PHARMACEUTICALS, INC.

Date: August 4, 2016	/s/ Milind S. Deshpande
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2016	/s/ Mary Kay Fenton
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1	First Amendment to Master Security Agreement, dated as of May 26, 2016, by and between Achillion Pharmaceuticals, Inc. and Webster Bank, National Association (incorporated by reference to Exhibit 10.1 to Achillion Pharmaceuticals, Inc.’s Current Report on Form 8-K filed on May 27, 2016).

31.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets at June 30, 2016 and December 31, 2015 (unaudited), (ii) Statements of Comprehensive Loss for the three and six months ended June 30, 2016 and 2015 (unaudited), (iii) Statements of Cash Flows for the six months ended June 30, 2016 and 2015 (unaudited), and (iv) Notes to Financial Statements (unaudited).