Form 10-Q
period 2016-09-30
ACHILLION PHARMACEUTICALS INC
filed 2016-11-03
CIK 1070336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 1, 2016, the registrant had 136,680,888 shares of Common Stock, $0.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Achillion Pharmaceuticals, Inc.

Balance Sheets

(in thousands, except per share amounts)

(unaudited)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$40,362	$81,725
Marketable securities	368,343	377,616
Accounts and other receivables	385	506
Prepaid expenses and other current assets	2,753	2,741

Total current assets	411,843	462,588
Fixed assets, net	3,145	1,735
Other assets	53	50
Restricted cash	152	152

Total assets	$415,193	$464,525

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,449	$4,133
Accrued expenses	8,078	10,302
Current portion of long-term debt	234	223

Total current liabilities	13,761	14,658
Long-term debt	55	231
Other long-term liabilities	166	—

Total liabilities	13,982	14,889

Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $.001 par value; 200,000 shares authorized: 136,681 and 136,640 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	137	137
Additional paid-in capital	913,753	905,256
Accumulated deficit	(512,989)	(455,712)
Accumulated other comprehensive income (loss)	310	(45)

Total stockholders’ equity	401,211	449,636

Total liabilities and stockholders’ equity	$415,193	$464,525

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Comprehensive Loss

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$—	$33,820	$—	$34,531

Operating expenses
Research and development	16,701	11,983	44,133	46,912
General and administrative	4,848	4,856	15,443	19,226

Total operating expenses	21,549	16,839	59,576	66,138

Income (loss) from operations	(21,549)	16,981	(59,576)	(31,607)
Other income (expense)
Interest income	846	346	2,353	723
Interest expense	(27)	(12)	(54)	(42)
Other Income	—	8,944	—	8,944

Net income (loss)	(20,730)	26,259	(57,277)	(21,982)

Total comprehensive income (loss) (Note 12)	(20,731)	26,217	(56,922)	(21,960)

Basic net income (loss) per share (Note 5)	$(0.15)	$0.19	$(0.42)	$(0.18)
Diluted net income (loss) per share (Note 5)	$(0.15)	$0.19	$(0.42)	$(0.18)

Basic weighted average shares outstanding	136,681	136,439	136,647	121,896
Diluted weighted average shares outstanding	136,681	140,024	136,647	121,896

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Cash Flows

(in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net loss	$(57,277)	$(21,982)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	690	505
Non-cash stock-based compensation	8,300	7,484
Loss on disposal of fixed assets	8	2
Premium on purchases of marketable securities	(164)	(2,058)
Amortization of premium on marketable securities	924	1,433
Changes in operating assets and liabilities:
Accounts and other receivables	121	(283)
Prepaid expenses and other assets	(15)	(257)
Accounts payable	1,095	(1,504)
Accrued expenses	(2,346)	6,263
Other long term liabilities	166	—
Deferred revenue	—	31,592

Net cash (used in) provided by operating activities	(48,498)	21,195

Cash flows from investing activities
Purchases of fixed assets	(1,765)	(611)
Purchases of marketable securities	(404,032)	(471,726)
Maturities of marketable securities	412,900	227,129

Net cash provided by (used in) investing activities	7,103	(245,208)

Cash flows from financing activities
Proceeds from issuance of common stock	—	297,137
Proceeds from exercise of stock options	71	3,473
Proceeds from sale of common stock under Employee Stock Purchase Plan	126	137
Borrowings of debt	—	229
Repayments of debt	(165)	(196)

Net cash provided by financing activities	32	300,780

Net (decrease) increase in cash and cash equivalents	(41,363)	76,767
Cash and cash equivalents, beginning of period	81,725	73,664

Cash and cash equivalents, end of period	$40,362	$150,431

Supplemental disclosure of cash flow information
Cash paid for interest	$33	$39
Supplemental disclosure of non-cash financing and investing activities
Cashless exercise of warrants	$—	$53
Purchases of equipment in accounts payable or accrued expenses	$343	$49

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

The Company incurred losses of $499,127 from inception through September 30, 2016 and had an accumulated deficit of $512,989 at September 30, 2016, which includes preferred stock dividends recognized until the Company’s initial public offering in 2006. The Company has funded its operations primarily through the sale of equity securities.

Based on the Company’s current development plan, the Company believes that its existing cash, cash equivalents and marketable securities will be sufficient to meet its current projected operating requirements for at least the next 12 months. However, the Company’s future capital requirements may change and will depend upon numerous factors, including but not limited to:

•	the scope, progress, results and costs of drug discovery, preclinical development, laboratory testing and clinical trials for the Company’s drug candidates;

•	the Company’s ability to enter into and the terms and timing of any collaborations, licensing or other arrangements that it may establish;

•	the number of future drug candidates that the Company pursues and their development requirements;

•	the outcome, timing and costs of seeking regulatory approvals;

•	the costs of commercialization activities for any of the Company’s drug candidates that receive marketing approval to the extent such costs are not the responsibility of any current or future collaborators, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;

•	subject to receipt of marketing approval, revenue, if any, received from commercial sales of the Company’s drug candidates;

•	the Company’s headcount growth and associated costs as it seeks to expand its research and development and establish a commercial infrastructure;

•	the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent and other intellectual property rights and defending against intellectual property-related claims;

•	the timing and amount of proceeds received from milestones achieved and royalties earned, if any, by the Company under its exclusive collaboration and license agreement with Janssen Pharmaceuticals, Inc., the pharmaceutical subsidiary of Johnson and Johnson, Inc. (“Janssen”);

•	the Company’s ability to raise debt or equity capital, including any changes in the credit or equity markets that may impact its ability to obtain capital in the future;

•	the costs associated with, and the outcome of, lawsuits against the Company, if any;

•	the Company’s acquisition and development of new technologies and drug candidates; and

•	competing technological and market developments, including those currently unknown to the Company.

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

In February 2016, FASB issued ASU No. 2016-02 “Leases - Topic 842.” ASU No. 2016-02 requires the recognition of lease assets and lease liabilities by lessees for all leases greater than one year in duration and classified as operating leases under previous GAAP. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, and for interim periods within that fiscal year. The Company is currently evaluating the impact ASU No. 2016-02 will have on its financial position and results of operations.

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

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” ASU No. 2016-15 eliminates the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows by adding or clarifying guidance on eight specific cash flow issues. ASU No. 2016-15 is effective for fiscal years beginning after December 15, 2017, and for interim periods within that fiscal year. The Company does not believe ASU No. 2016-15 will have a material effect on its financial position and results of operations.

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

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2016, and its results of operations for the three and nine months ended September 30, 2016 and 2015, and cash flows for the nine months ended September 30, 2016 and 2015. The balance sheet as of December 31, 2015, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. Interim results are not necessarily indicative of results for a full year.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss) (numerator)	$(20,730)	$26,259	$(57,277)	$(21,982)
Weighted-average shares, in thousands (denominator)	136,681	136,439	136,647	121,896
Basic net income (loss) per share	$(0.15)	$0.19	$(0.42)	$(0. 18)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss) (numerator)	$(20,730)	$26,259	$(57,277)	$(21,982)
Weighted-average shares, in thousands (denominator)	136,681	140,024	136,647	121,896
Diluted net income (loss) per share	$(0.15)	$0.19	$(0.42)	$(0.18)

Potentially dilutive securities outstanding as of September 30, 2016 and 2015 are as follows:

	September 30, 2016	September 30, 2015
Stock options	10,720	8,441
Warrants	2,833	2,833

Total potentially dilutive securities outstanding	13,533	11,274

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

6. Collaboration Arrangement

In May 2015, the Company entered into parallel transactions with Janssen and its affiliate, JJDC, Inc., consisting of (i) an exclusive collaboration and license agreement with Janssen (the “Janssen Agreement”) pursuant to which, upon the closing of the transactions contemplated by the Janssen Agreement on June 29, 2015, the Company granted Janssen exclusive worldwide rights to develop and commercialize products that contain one or more of the Company’s drug candidates for the treatment of chronic hepatitis C virus, (“HCV”), namely odalasvir, a second-generation NS5A inhibitor, ACH-3422, a NS5B HCV polymerase inhibitor, and sovaprevir, a NS3/4A HCV protease inhibitor, and (ii) a stock purchase agreement (the “Stock Purchase Agreement”) pursuant to which, upon the closing of the transactions contemplated by the Stock Purchase Agreement, JJDC purchased 18,367 shares (the “Shares”) of the Company’s common stock at a price of $12.25 per share, for an aggregate purchase price of $225,000. The Janssen

Agreement became effective on June 29, 2015 upon the early termination of applicable waiting periods under the Hart-Scott-Rodino Act. The Stock Purchase Agreement became effective July 1, 2015. In connection with the closing of the transactions contemplated by the Stock Purchase Agreement, the Company and JJDC entered into an investor agreement on July 1, 2015 (the “Investor Agreement”), governing specified rights and obligations of JJDC with respect to its ownership of shares of the Company’s common stock.

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

Pursuant to the terms of the Janssen Agreement, the Company was required to provide technology transfer services related to the chemistry, manufacturing and know-how to Janssen for up to 180 days after the effective date. In accordance with ASC 605-25, “Revenue Recognition - Multiple-element arrangements,” which provides guidance on accounting for multiple-element arrangements, including the determination of the units of accounting and allocation of total arrangement consideration, the Company identified all of the obligations at the inception of the Janssen Agreement. The significant obligations were determined to be the license and the technology transfer services. The Company has determined that license and technology transfer services represent a single unit of accounting because they were not viewed to have standalone value. The Janssen Agreement entered into by the Company and Janssen, and the Stock Purchase Agreement and the Investor Agreement entered into by the Company and Janssen’s affiliate were entered into in contemplation of each other. The only upfront amount received by the Company in exchange for the license and technology transfer services and the issuance of the Company’s common stock was the $225,000. The Company determined that the amount received in excess of the fair value of the Company’s common stock upon issuance of $66,122 was attributed to the license and technology services. The Company also determined that there was no discernable pattern in which the technology services would be provided during the 180 day period after the effective date. In accordance with ASC 605-10, “Revenue Recognition – Overall,” the Company determined that straight-line attribution of the license and technology services revenues would be used to recognize revenue. As such, revenue of $34,531 was recorded during the nine months ended September 30, 2015 associated with this transaction.

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

Pursuant to the terms of the Janssen Agreement, a joint steering committee, (“JSC”) consisting of three members from each of Janssen and the Company has been formed. The JSC will provide strategic guidance for the joint HCV program. If the JSC fails to reach a unanimous decision on a matter within its authority, the matter shall be referred to the applicable executive officers of Janssen and the Company who shall attempt to reach a mutual decision. If the executive officers cannot reach a mutual decision, then Janssen has the deciding vote with regard to such matter.

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

Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; or

Level 3: Unobservable inputs.

The fair value of the Company’s marketable securities of $368,343 and $377,616 as of September 30, 2016 and December 31, 2015, respectively, is valued based on level 2 inputs. The Company’s investments consist mainly of U.S. government and agency securities, government-sponsored bond obligations and certain other corporate debt securities. Fair value is determined by taking into consideration valuations obtained from third-party pricing services. The third-party pricing services utilize industry standard valuation models, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; issuer credit spreads; benchmark securities; and other observable inputs. The Company has assessed these as level 2 within the fair value hierarchy of ASC 820. The Company classifies its entire investment portfolio as available for sale as defined in ASC 320, “Debt and Equity Securities.” Securities are carried at fair value with the unrealized gains (losses) reported as a separate component of stockholders’ equity within accumulated other comprehensive income.

The unrealized gain (loss) from marketable securities was $310 and $(45) at September 30, 2016 and December 31, 2015, respectively.

As of September 30, 2016 and December 31, 2015, none of the Company’s investments were determined to be other than temporarily impaired.

The following table summarizes the Company’s investments:

	September 30, 2016				December 31, 2015
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Commercial Paper	128,803	$369	$(9)	$129,163	$137,483	$158	$(6)	$137,635
Corporate Debt Securities	157,067	5	(87)	156,985	164,884	—	(205)	164,679
Government and Agency Securities	82,163	32	—	82,195	75,294	16	(8)	75,302

Total	$368,033	$406	$(96)	$368,343	$377,661	$174	$(219)	$377,616

8. Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2016	December 31, 2015
Accrued compensation	$2,787	$4,326
Accrued research and development expenses	3,781	4,743
Accrued professional expenses	1,144	846
Other accrued expenses	366	387

Total	$8,078	$10,302

Accrued research and development expenses consist of amounts owed to third-party contract research organizations, (“CROs”), clinical investigators, laboratories and data managers for research and development work performed on behalf of the Company.

9. Debt

Debt consists of the following:

	September 30, 2016	December 31, 2015
2014 Credit Facility, payable in equal monthly installments through October 2017, with fixed interest of 6.30% per annum	$169	$279
2014 Credit Facility, payable in equal monthly installments through March 2018, with fixed interest of 6.20% per annum	$120	$175

Total debt	289	454
Less: current portion	(234)	(223)

Total long-term debt, net of current portion	$55	$231

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

In May 2016, the Company entered into an amendment to the Master Security Agreement. The amendment provides for a line of credit for equipment loan advances of $1,400, of which approximately $400 reflected the outstanding balance as of the date of the amendment, under the Master Security Agreement, dated October 2014 (the “2016 Credit Facility”). The Company can utilize the 2016 Credit Facility in connection with the purchase of new laboratory equipment through May 26, 2017. The purchased equipment will serve as collateral for any advances. Each drawdown under the 2016 Credit Facility will be payable over a three-year term and will bear interest at a fixed rate, determined at the time of each borrowing, equal to the Three Year Federal Home Loan Bank of Boston Classic Advance rate plus 4.75%.

The fair value for this debt is classified as a level 2 measurement. Fair value is computed using a discounted cash flow model based on current interest rates. As of September 30, 2016, the carrying value approximates fair value.

10. Stock-Based Compensation

The Company’s 2015 Stock Incentive Plan, as amended, (the “2015 Plan”), is administered by the Company’s Board of Directors and provides for the grant of incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights and other stock-based awards. The Company’s officers, employees, consultants, advisors and directors are eligible to receive awards under the 2015 Plan; however, incentive stock options may only be granted to employees. Stock option awards are exercisable for a period determined by the Company, but in no event longer than ten years from the date of the grant. Stock option awards generally vest as to 25% of the shares underlying the option on the first anniversary of the date of grant and as to 6.25% of the shares underlying the option quarterly thereafter for the following three years, subject to continued service. There were 6,529 shares available to be granted under the 2015 Plan as of September 30, 2016.

A summary of the status of the Company’s stock option activity for the nine months ended September 30, 2016 is presented in the table and narrative below:

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2016	8,501	$7.08
Granted	2,396	7.87
Exercised	(25)	2.83
Forfeited	(152)	8.14
Cancelled	—	—

Outstanding at September 30, 2016	10,720	$7.25

Options exercisable at September 30, 2016	6,723	$6.61

Weighted-average fair value of options granted during the period		$5.57

The Company utilizes the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of assumptions which determine the fair value of the stock-based awards. The assumptions used to value options granted are as follows:

For the Nine Months Ended
	September 30, 2016	September 30, 2015
Expected term of option	6.25 years	6.25 years
Expected volatility	81 - 82%	87 - 91%
Risk free interest rate	1.15 - 1.38%	1.54 - 1.85%
Expected dividend yield	0%	0%

Total compensation expense recorded in the accompanying statements of operations associated with stock option grants made to employees was $2,656 and $2,129 for the three months ended September 30, 2016 and 2015, respectively, and $8,216 and $7,339 for the nine months ended September 30, 2016 and 2015, respectively. The Company recorded no tax benefit related to these stock options since the Company currently maintains a full valuation allowance on its deferred tax assets.

As of September 30, 2016, the intrinsic value of the stock options outstanding was $20,530, of which $16,385 related to vested stock options and $4,145 related to unvested stock options. The intrinsic value of stock options is calculated based on the difference between the exercise prices of the underlying common stock and the quoted stock price of the Company’s common stock as of the reporting date.

As of September 30, 2016, the total compensation cost related to unvested stock options not yet recognized in the financial statements is approximately $19,140, net of estimated forfeitures, and the weighted average period over which this amount is expected to be recognized is 1.4 years.

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

13. Stockholders’ Equity

Changes in stockholders’ equity for the nine months ended September 30, 2016 and 2015 were as follows:

	For the Nine Months Ended September 30,
	2016	2015
Balance at December 31, 2015 and 2014	$449,636	$143,469
Net loss	(57,277)	(21,982)
Stock-based compensation	8,300	7,484
Exercise of stock options	71	3,473
Change in unrealized loss on marketable securities	355	22
Issuance of common stock	—	297,137
Issuance of common stock under the Employee Stock Purchase Plan	126	137

Balance at September 30, 2016 and 2015	$401,211	$429,740

14. Commitments and Contingencies

From time to time, in the ordinary course of business, the Company is subject to litigation and regulatory examinations as well as information gathering requests, inquiries and investigations. As of September 30, 2016, there were no active matters.

15. Subsequent Events

In October 2016, the Company borrowed $443 under its 2016 Credit Facility with Webster. This drawdown will be payable over a three year term and will bear interest at a fixed rate of 6.01%.

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

In February 2016, we initiated a first-in-human phase I clinical trial for our first small-molecule complement factor D inhibitor, ACH-4471, to assess safety, tolerability, pharmacokinetics, or PK, and pharmacodynamics, or PD, in healthy volunteers. We also plan to advance this compound to potentially treat patients with PNH and C3G. We believe that our complement factor D inhibitor compounds may have a pharmacological advantage in addressing extravascular hemolysis, or red blood cell destruction outside of blood vessels, that affects patients with PNH, even those whose intravascular hemolysis, or red blood cell destruction within blood vessels, is successfully treated with currently approved treatments. In addition, we believe we may be able to treat the proportion of patients who have suboptimal response to, or who fail to respond to, currently approved treatments for PNH. Because it is a disease specific to alternative pathway over-activation, we believe our factor D inhibitors may be effective in treating patients with C3G. In addition, we are advancing other small molecule compounds with characteristics appropriate for treatment of dry AMD. We may also advance other factor D inhibitors for oral systemic administration after further characterization.

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

We also intend to continue to leverage our extensive expertise in structural biology and synthetic chemistry to discover and develop additional small molecule compounds to meet other significant unmet medical needs. We believe our drug discovery capabilities will allow us to further expand our drug candidate portfolio, providing us with strong growth potential and, over time, reducing our reliance on the success of any single drug candidate. Our research team has successfully discovered and advanced multiple compounds into clinical development including sovaprevir, odalasvir, and ACH-3422 in our HCV program, all of which we have licensed to Janssen, and ACH-4471 in our complement factor D inhibitor program.

We were incorporated on August 17, 1998 in Delaware. Since our inception, we have spent substantial research and development funds to develop our drug candidate pipeline and expect to continue to do so for the foreseeable future. We have incurred losses of $499.1 million from inception through September 30, 2016 and had an accumulated deficit of $513.0 million at September 30, 2016, which includes preferred stock dividends recognized until our initial public offering in 2006. Our net income (losses) were $(20.7) million and $26.3 for the three months ended September 30, 2016 and 2015, respectively, and $(57.3) million and $(22.0) million for the nine months ended September 30, 2016 and 2015, respectively.

We have funded our operations primarily through proceeds from the sale of equity securities. Through September 30, 2016, we have received approximately $932.4 million in aggregate gross proceeds from stock issuances, including convertible preferred stock, our initial public offering, private placements of our common stock, registered offerings of our common stock and an equity investment by Johnson & Johnson Innovation, Inc., or JJDC.

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

Financial Operations Overview

Revenue

To date, we have not generated any revenue from the sale of any drugs. We did not recognize any revenue during the three and nine months ended September 30, 2016. During the three and nine months ended September 30, 2015 we recognized revenue of $33.8 million and $34.5 million, respectively, under the Janssen Agreement.

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

•	ACH-4471. ACH-4471 is a potent and specific inhibitor of factor D, which has demonstrated complete suppression of the complement alternative pathway with a single oral dose in non-human primates. Further, the compound has demonstrated dose-proportional in vitro suppression of red blood cell destruction, or hemolysis, in plasma samples from PNH patients and similar suppression of cell killing in serum from patients with atypical hemolytic uremic syndrome, or aHUS. We have initiated a first-in-human phase I clinical trial for ACH-4471, to assess safety, tolerability, pharmacokinetics, or PK, and pharmacodynamics, or PD, in healthy volunteers. In June 2016, we announced interim results from the single ascending dose, or SAD, portion of that study. Across all four SAD dose groups, ACH-4471 achieved peak plasma concentrations between 1 and 2.5 hours after oral dosing. Up to 100% inhibition of complement activity was achieved in all dose groups, and duration of inhibition was dose dependent. In addition, Group 4, which evaluated 1,200 mg of ACH-4471 given every twelve hours for 2 doses, achieved a median 99.5% inhibition (with a range of 96% to 100%) of hemolysis at 24 hours.

In June 2016, we initiated enrollment and dosing in an ongoing phase I multiple ascending dose, or MAD, study of ACH-4471 in healthy volunteers. The goal of the MAD study is to evaluate safety and tolerability as well as to optimize the PK/PD profile and dosing regimens for further development in patients. In the three dose cohorts completed to date, strong complement inhibition using multiple in vivo as well as ex vivo assays was observed. The plasma trough concentrations of ACH-4471 exceeded the range the Company anticipates for potential treatment of patients. These current projections are based on emerging data including the benchmarking of ACH-4471 with eculizumab for inhibition of lysis of PNH red blood cells and the PK/PD profile of ACH-4471 from the phase I program. In light of these findings, we plan to assess additional dosing regimens to maintain the projected effective trough concentrations and safety of ACH-4471. To date in the MAD study, ACH-4471 has been generally well tolerated across three dose cohorts (200mg, 500mg and 800mg) with no treatment-related serious adverse events, or SAEs, reported. Two cases of self-limited, ALT elevations (Grade 3 and 4) were observed post-treatment in the mid- and high- dose groups, respectively, with neither subject exhibiting signs or symptoms of liver decompensation. Both subjects’ ALT levels normalized without intervention during follow up. Further, no treatment-associated fever or infections were observed. We anticipate announcing interim results from this phase I study in the first half of 2017.

•	Additional Factor D Inhibitors. Our research team has synthesized almost 2,000 factor D inhibitor compounds from which we plan to select one or more development candidates to advance into the clinic. Our compound library contains compounds with physiochemical properties that we believe are appropriate for oral systemic administration for a number of rare diseases, as well as compounds with physiochemical properties that we believe are appropriate for ophthalmic diseases such as dry AMD. Based on preclinical studies, we believe these compounds have favorable ocular safety and tissue distribution properties. We believe our small molecule factor D inhibitors could be delivered to the eye less frequently than other treatments in development. We may advance other factor D inhibitors for other indications after further characterization.

Hepatitis C Program

We established our HCV drug candidate pipeline entirely through our internal discovery capabilities. Through these efforts, we identified and developed a portfolio of drug candidates including odalasvir, ACH-3422 and sovaprevir. Prior to entering into the Janssen Agreement, we were focused on development of the following HCV drug candidates:

•	Odalasvir, a NS5A Inhibitor. We completed three phase IIa clinical trials with odalasvir including the -007 trial with sovaprevir, the -005 study, which examined the use of odalasvir with ribavirin alone, and the Proxy Doublet study which examined the use of odalasvir in combination with sofosbuvir, a nucleotide NS5B polymerase inhibitor marketed by Gilead Sciences, Inc., or Gilead, under the brand name Sovaldi®. HCV patients treated for both eight weeks and six weeks with the combination of odalasvir and sofosbuvir achieved 100% SVR24, or sustained viral response 24 weeks after cessation of therapy, demonstrating the differentiation of odalasvir within the NS5A class.

•	ACH-3422, a NS5B Nucleotide Polymerase Inhibitor. ACH-3422 has demonstrated excellent potency and was well-tolerated in a phase Ib proof of concept study in which HCV patients receiving a once-daily 700mg dose of ACH-3422 for 14 days demonstrated mean maximal viral load reduction of 4.6 log10.

•	Sovaprevir, a NS3 Protease Inhibitor. We completed a phase II clinical trial that evaluated 12 weeks of treatment consisting of sovaprevir and our NS5A inhibitor, odalasvir, with ribavirin for the treatment of genotype 1 HCV (the -007 trial). In this trial, genotype 1b patients achieved 100% SVR24; however, in genotype 1a patients, the combination regimen results were suboptimal.

In October 2015, we announced that Janssen had initiated phase IIa clinical testing of a triple combination regimen consisting of Olysio® (simeprevir), a protease inhibitor marketed by Janssen, AL-335, a nucleotide polymerase inhibitor in clinical development by Janssen, and odalasvir. This study was designed to determine the safety, pharmacokinetics, and efficacy of different dosing regimens containing odalasvir and AL-335, with or without simeprevir, in treatment-naïve patients with genotype 1 HCV infection for treatment durations of eight or six weeks.

In September 2016, we announced interim results from this study. Of patients who received the triple combination of odalasvir, AL-335, and simeprevir, the combination now denoted as JNJ-4178, 100% had percent had undetectable levels of HCV infection at SVR12 and all patients in cohort 1 achieved SVR24 (i.e., cohorts 1, 3, and 4; N=60,20/cohort). Cohort 1 evaluated the triple combination of odalasvir (50mg QD), AL-335 (400 mg QD) and simeprevir (100mg QD) for eight weeks, while cohorts 3 and 4 assessed odalasvir (50 mg QOD), AL-335 (800 mg QD), and simeprevir (75 mg QD) for eight and six weeks, respectively. In cohort 2, which assessed the dual combination of odalasvir (50 mg QOD) and AL-335 (800 mg QD) for eight weeks, 90% of patients achieved SVR12 (N=20). In all of these cohorts, the dosing regimens were generally well-tolerated. The majority of adverse events were mild and the most commonly reported events were headache, fatigue, and upper respiratory tract infection. There was also one serious adverse event in cohort 1 that resulted in premature discontinuation of all study drugs. This consisted of a Mobitz Type 1 2nd degree atrioventricular block and was deemed probably related to odalasvir and possibly related to AL-335 and simeprevir. The event was not associated with clinical or echocardiographic abnormalities, did not require any therapeutic intervention, resolved following treatment discontinuation, and the patient went on to achieve SVR24. Other than the one serious adverse event, no clinically significant laboratory, echocardiography, or ECG abnormalities were reported.

Janssen plans to advance the triple combination in a phase IIb clinical study in patients with genotypes 1-6 HCV, including both treatment-naïve and treatment-experienced patients, and patients with and without cirrhosis after those patient populations are studied in additional arms of the phase IIa study. Based on information provided to us by Janssen, enrollment in the phase IIb study is anticipated to begin in the fourth quarter of 2016 and continue into 2017.

All costs associated with internal research and development, and research and development services for which we have externally contracted, are expensed as incurred. The costs of obtaining patents for our candidates are expensed as incurred as indirect costs. Our research and development expenses for the nine months ended September 30, 2016 and 2015 were as follows:

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Direct external costs:
Complement factor D compounds	$24,067	$9,985
HCV compounds and combination trials	227	20,355
Other	—	47

	24,294	30,387
Direct internal personnel costs	14,742	12,941

Sub-total direct costs	39,036	43,328
Indirect costs and overhead	5,223	4,084
Research and development tax credit	(126)	(500)

Total research and development	$44,133	$46,912

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

Critical Accounting Policies and Estimates

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our critical accounting estimates is included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in our Annual Report on Form 10-K for the year ended December 31, 2015. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a significant impact on our financial results. During the first nine months of 2016, there were no significant changes in our estimates or our critical accounting policies.

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

Revenues

During the three and nine months ended September 30, 2016 we did not recognize any revenue. During the three and nine months ended September 30, 2015 we recognized revenue of $33.8 million and $34.5 million, respectively under the Janssen Agreement.

Comparison of Three and Nine Months Ended September 30, 2016 and 2015

Research and Development Expenses. Research and development expenses were $16.7 million and $12.0 million for the three months ended September 30, 2016 and 2015, respectively, and $44.1 million and $46.9 million for the nine months ended September 30, 2016 and 2015, respectively. The increase for the three months ended September 30, 2016 was primarily due to increased manufacturing, clinical trial and consulting costs related to ACH-4471, partially offset by decreased manufacturing, clinical trial and consulting costs related to our HCV compounds which were licensed to Janssen in 2015. The decrease for the nine months ended September 30, 2016 was primarily due to decreased manufacturing, clinical trial and consulting costs related to our HCV compounds, which were licensed to Janssen in 2015, partially offset by increased manufacturing, clinical trial and consulting costs related to ACH-4471. Personnel costs also increased due to the addition of personnel in our discovery and development groups. We expect research and development expenses for the remainder of the year to be consistent with the three months ended September 30, 2016 as we continue to seek to advance ACH-4471 through clinical trials, enhance our manufacturing and formulation processes for ACH-4471 and other complement factor D inhibitor compounds, advance our broader complement factor D portfolio to address additional indications, and pursue additional discovery opportunities for creating small molecule therapies that address significant patient needs. Research and development expenses for the three and nine months ended September 30, 2016 and 2015 are comprised as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	(in thousands)
	2016	2015	Change	% Change	2016	2015	Change	% Change
Personnel costs	$3,192	$3,152	$40	1%	$11,253	$9,470	$1,783	19%
Stock-based compensation	1,148	863	285	33%	3,494	3,487	7	—
Outsourced research and supplies	8,928	5,710	3,218	56%	22,238	27,762	(5,524)	(20)%
Professional and consulting fees	2,379	1,733	646	37%	4,063	4,483	(420)	(9)%
Facilities costs	824	654	170	26%	2,396	1,840	556	30%
Travel and other costs	301	116	185	159%	885	370	515	139%
Research and development tax credit	(71)	(245)	174	(71)%	(196)	(500)	304	(61)%

Total	$16,701	$11,983	$4,718	39%	$44,133	$46,912	$(2,779)	(6)%

General and Administrative Expenses. General and administrative expenses were $4.8 million and $4.9 million for the three months ended September 30, 2016 and 2015, respectively, and $15.4 million and $19.2 million for the nine months ended September 30, 2016 and 2015, respectively. The decrease for the three months ended September 30, 2016 was primarily due to decreased business development consulting fees and corporate legal fees related to the Janssen Agreement, partially offset by increased personnel and non-cash stock compensation largely related to the addition of personnel. The decrease for the nine months ended September 30, 2016 was primarily due to decreased consulting fees and corporate legal fees related to the Janssen Agreement, partially offset by increased personnel and non-cash stock compensation largely related to the addition of personnel. We expect general and administrative expenses for the remainder of the year to be consistent with the three months ended September 30, 2016. General and administrative expenses for the three and nine months ended September 30, 2016 and 2015 are comprised as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	(in thousands)
	2016	2015	Change	% Change	2016	2015	Change	% Change
Personnel costs	$1,392	$1,261	$131	10%	$4,681	$3,529	$1,152	33%
Stock-based compensation	1,539	1,309	230	18%	4,806	3,997	809	20%
Professional and consulting fees	1,251	1,657	(406)	(25)%	3,313	9,429	(6,116)	(65)%
Facilities costs	299	214	85	40%	816	619	197	32%
Travel and other costs	367	415	(48)	(12)%	1,827	1,652	175	11%

Total	$4,848	$4,856	$(8)	—	$15,443	$19,226	$(3,783)	(20)%

Other Income (Expense).

Other income was $0.8 million and $9.3 million for the three months ended September 30, 2016 and 2015, respectively. The $8.5 million decrease was primarily due to the nonrecurring receipt of an $8.9 million payment by a stockholder representing the disgorgement of short swing profits under Section 16(b) of the Securities Exchange Act in 2015, offset by a $0.5 million increase in interest income due to increased average cash balances in 2016.

Other income was $2.3 million and $9.6 million for the nine months ended September 30, 2016 and 2015, respectively. The $7.3 million decrease was due to the nonrecurring receipt of an $8.9 million payment by a stockholder representing the disgorgement of short swing profits under Section 16(b) of the Securities Exchange Act in 2015, offset by a $1.6 million increase in interest income due to increased average cash balances in 2016.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through proceeds from the sale of equity securities. Through September 30, 2016, we have received approximately $932.4 million in aggregate gross proceeds from stock issuances, including convertible preferred stock, our initial public offering, private placements of our common stock, registered offerings of our common stock and the equity investment by JJDC.

We had $408.7 million and $459.3 million in cash, cash equivalents and marketable securities as of September 30, 2016 and December 31, 2015, respectively. We regularly review our investments and monitor the financial markets. As of September 30, 2016, our cash, cash equivalents and marketable securities included high-quality financial instruments, primarily money market funds, government sponsored bond obligations and other corporate debt securities, which we believe are subject to limited credit risk.

As of September 30, 2016, our debt balance due to borrowings was $0.3 million with a weighted average interest rate of 6.26%.

In May 2016, we entered into an amendment to our Master Security Agreement with Webster Bank. The amendment, which we refer to as the 2016 Credit Facility, provides for a line of credit for equipment loan advances of $1.4 million, of which approximately $400,000 reflected the outstanding balance as of the date of the amendment, under the Master Security Agreement. We can utilize this line of credit in connection with the purchase of new equipment through May 26, 2017. In October 2016, we borrowed $443,000 under the 2016 Credit Facility.

Cash used in operating activities was $48.5 million for the nine months ended September 30, 2016 and was primarily attributable to our $57.3 million net loss, combined with a $2.3 million decrease in accrued expenses, partially offset by $8.3 million in non-cash stock-based compensation. Cash provided by operating activities was $21.2 million for the nine months ended September 30, 2015 and was primarily attributable to our $31.6 million increase in deferred revenue related to the JJDC stock purchase agreement combined with $7.5 million in non-cash stock-based compensation and a $6.3 million increase in accrued expenses. These amounts were primarily offset by our $22.0 million net loss, $2.1 million in premiums paid on the purchase of investments and a $1.5 million decrease in accounts payable.

Cash provided by investing activities was $7.1 million for the nine months ended September 30, 2016 and was primarily attributable to $412.9 million in maturities of marketable securities partially offset by $404.0 million in purchases of marketable securities. Cash used in investing activities was $245.2 million for the nine months ended September 30, 2015 and was primarily attributable to $471.7 million in purchases of marketable securities partially offset by $227.1 million in maturities of marketable securities.

Cash provided by financing activities was $32,000 for the nine months ended September 30, 2016 and was primarily attributable to $126,000 in proceeds from our Employee Stock Purchase Plan combined with proceeds of $71,000 from the exercise of stock options. This amount was partially offset by $165,000 attributable to repayments of debt. Cash provided by financing activities was $300.8 million for the nine months ended September 30, 2015 and was primarily attributable to $158.9 million in proceeds related to the JJDC stock purchase agreement, $132.6 million in net proceeds from our February 2015 public offering combined with the receipt of $5.6 million in net proceeds from the issuance of stock under an at-the-market sales agreement with Cantor Fitzgerald.

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

We believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our current projected operating requirements for at least the next 12 months. However, our future capital requirements may change and will depend upon numerous factors, including but not limited to:

•	the scope, progress, results and costs of drug discovery, preclinical development, laboratory testing and clinical trials for our drug candidates;

•	our ability to enter into and the terms and timing of any collaborations, licensing or other arrangements that we may establish;

•	the number of future drug candidates that we pursue and their development requirements;

•	the outcome, timing and costs of seeking regulatory approvals;

•	the costs of commercialization activities for any of our drug candidates that receive marketing approval to the extent such costs are not the responsibility of any current or future collaborators, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;

•	subject to receipt of marketing approval, revenue, if any, received from commercial sales of our drug candidates;

•	our headcount growth and associated costs as we seek to expand our research and development and establish a commercial infrastructure;

•	the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent and other intellectual property rights and defending against intellectual property-related claims;

•	the timing and amount of proceeds received from milestones achieved and royalties earned, if any, by us under the Janssen Agreement;

•	our ability to raise debt or equity capital, including any changes in the credit or equity markets that may impact our ability to obtain capital in the future;

•	the costs associated with, and the outcome of, lawsuits against us, if any;

•	our acquisition and development of new technologies and drug candidates; and

•	competing technological and market developments currently unknown to us.

We may augment our cash balance through financing transactions, including through a combination of public and private equity offerings, debt financings and collaboration, strategic alliance and licensing arrangements. In connection with capital raising activities, we may be required to dilute the ownership interests of our existing stockholders substantially. There can be no assurance that we will be able to obtain adequate levels of additional funding on favorable terms, if at all, or that we will earn milestone-based or royalty payments pursuant to the Janssen Agreement. If we are unable to obtain adequate levels of additional funding or if we do not earn the milestone-based or royalty payments pursuant to the Janssen Agreement, in whole or in part, we may be required to:

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

Contractual Obligations

In May 2016, we entered into an amendment to the Master Security Agreement, with Webster Bank. The amendment provides for a line of credit for equipment loan advances of $1.4 million, which we refer to as the 2016 Credit Facility. We can utilize the 2016 Credit Facility in connection with the purchase of new laboratory equipment through May 26, 2017. The purchased equipment will serve as collateral for any advances. In October 2016, we borrowed $443,000 under the 2016 Credit Facility. This drawdown will be payable over a three year term and will bear interest at a fixed rate of 6.01%.

Other than as described above, the disclosures relating to our contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2015 have not materially changed.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2016.

Recently Issued Accounting Standards

For a discussion of the recent accounting pronouncements relevant to our business operations, see Note 2, “Accounting Standards Updates” under “Part I, Item 1. Financial Statements.”

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. Our exposure to market risk is confined to our cash, cash equivalents and marketable securities. We regularly review our investments and monitor the financial markets. We invest in high-quality financial instruments, primarily money market funds, U.S. government and agency securities, government-sponsored bond obligations and certain other corporate debt securities, with the effective duration of the portfolio less than twelve months and no security with an effective duration in excess of twenty-four months, which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we believe that an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. We do not believe that we have any material exposure to interest rate risk or changes in credit ratings arising from our investments.

Capital Market Risk. We currently have no product revenues and depend on funds raised through other sources. One source of funding is through future debt or equity offerings. Our ability to raise funds in this manner depends upon, among other things, capital market forces affecting our stock price.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term “disclosure controls and procedures,” as defined in Rules

13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a–15(d) and 15d–15(d) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our approach to the discovery and development of drug candidates that target complement factor D inhibition is unproven. While complement factor D is a clinically validated target in certain ophthalmic diseases, it is unproven in demonstrating efficacy in systemic diseases. We are currently only in the early clinical testing stages for our most advanced drug candidate under this program with other drug candidates in the discovery phase. We may not successfully develop any medicines that target complement factor D inhibition, and even if we are successful in early development, any medicines that we develop may not effectively inhibit complement factor D, or provide a clinical benefit. Even if we are able to develop a product candidate that effectively inhibits complement factor D in preclinical studies, we may not succeed in demonstrating safety and efficacy of the product candidate in human clinical trials. Our focus on using our proprietary technology to identify drug candidates targeting complement factor D may not result in the discovery and development of commercially viable medicines to treat human disease.

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

The success of our complement factor D inhibitor program as well as our HCV program in collaboration with Janssen, will depend on several factors, including the following:

•	initiation, successful enrollment and completion of clinical trials;

•	safety, tolerability and efficacy profiles that are satisfactory to the U.S. Food and Drug Administration, or FDA, or any comparable foreign regulatory authority for marketing approval;

•	timely receipt of marketing approvals from applicable regulatory authorities;

•	the performance of our collaborators;

•	the extent of any required post-marketing approval commitments to applicable regulatory authorities;

•	establishment of supply arrangements with third party raw materials suppliers and manufacturers;

•	establishment of arrangements with third party manufacturers to obtain finished drug products that are appropriately packaged for sale;

•	obtaining and maintaining patent, trade secret protection and regulatory exclusivity, both in the United States and internationally;

•	protection of our rights in our intellectual property portfolio;

•	successful commercial launch following any marketing approval;

•	a continued acceptable safety profile following any marketing approval; and

•	commercial acceptance of our products or those of our collaborators, if and when approved, by patients, the medical community and third party payors;

The success of our complement factor D program also depends on our ability to compete with other marketed therapies for complement-mediated disease such as those from Alexion Pharmaceuticals, and other potential therapies in development by Akari Therapeutics, Alexion, Alnylam Pharmaceuticals, Amyndas Pharmaceuticals, Apellis Pharmaceuticals, Bio Cryst Pharmaceuticals, ChemoCentryx, Genentech, Omeros, Ra Pharma and True North. Additionally, Novartis also has intellectual property rights in the complement area.

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

Adverse events or undesirable side effects caused by, or other unexpected properties of, our drug candidates could cause us, any current or future collaborators, an institutional review board or regulatory authorities to interrupt, delay or halt clinical trials of one or more of our drug candidates and could result in a more restrictive label or FDA requirement for a risk evaluation and mitigation strategy, or REMS, or the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities. For example, treatment with complement inhibitors like our factor D inhibitor ACH-4471 may decrease the body’s ability to fend off infection by certain types of pathogens. Treatment with the marketed complement C5 inhibitor, Soliris, is associated with increased risk for certain types of infection, including meningococcal infection. For this reason, patients treated with complement inhibitors, including patients treated in our future clinical trials, may be vaccinated for pathogens known to have increased risk of infection with complement deficiency or inhibition and may also be treated with prophylactic antibiotics in an effort to reduce the risk of an adverse event resulting from an infection. However, there is a risk that vaccination and/or prophylactic antibiotics will not prevent or reduce the risk of infections, including meningococcal infection.

Other adverse events may occur. In our ongoing phase I multiple ascending does study of ACH-4471 in healthy volunteers two cases of self-limited, ALT elevations (Grade 3 and 4) were observed post-treatment in the mid- and high- dose groups, respectively, with neither subject exhibiting signs or symptoms of liver decompensation. Both subjects’ ALT levels normalized without intervention during follow up. Further, no treatment-associated fever or infections were observed. ALT is a liver enzyme measure to see whether a liver is damaged or diseased. There is a risk that increases in ALT will be seen in other healthy subjects or patients dosed with ACH-4471. In addition, in Janssen’s phase IIa clinical trial of a triple combination regimen consisting of Olysio (simeprevir), AL-335, and odalasvir for HCV, one trial participant experienced a Mobitz Type 1 2nd degree atrioventricular block that was deemed a serious adverse event and probably related to odalasvir and possibly related to AL-335 and simeprevir. The event was not associated with clinical or echocardiographic abnormalities, did not require any therapeutic intervention, resolved following treatment discontinuation, and the patient went on to achieve a sustained viral response 24 weeks after cessation of therapy.

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

The development and commercialization of new drug products is highly competitive. We expect that we, our current collaborator and future collaborators, if any, will face significant competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide with respect to any of our drug candidates that we, or they, may seek to develop or commercialize in the future. There are a number of pharmaceutical companies that currently market and sell products for HCV or are pursuing the development of additional drug candidates for HCV including AbbVie Pharmaceuticals, Enanta Pharmaceuticals, Gilead Sciences, Merck and Regulus Therapeutics. Some of these marketed products have demonstrated good efficacy rates and safety profiles. We and our collaborator, Janssen, would have to demonstrate similar efficacy and safety profiles in order to be competitive, which cannot be assured. In addition, while the market for HCV therapies remains very large, reaching $19 billion in sales in 2015 according to a research report published by Credit Suisse in September 2016, the market is anticipated to decrease in size as more existing patients are cured and the number of newly infected patients, while rising, is fewer on an annual basis than those cured. This decrease in market size may heighten competitive pressures among market participants.

In addition, there are also a number of pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of drug candidates for the treatment of the key complement-mediated disease indications. For example, Alexion’s eculizumab (Soliris®) is a marketed therapy for the treatment of PNH and aHUS. Akari, Alexion, Alnylam, Amyndas, Apellis, Bio Cryst, ChemoCentryx, Genentech, Omeros, Ra Pharma and TrueNorth have complement inhibitor therapies in development for other hematologic diseases. Additionally, Novartis also has intellectual property rights in the complement area.

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

We have incurred significant annual net operating losses since our inception. We expect to continue to incur significant and increasing net operating losses for at least the next several years. Our net losses were $57.3 million and $22.0 million for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, we had an accumulated deficit of $513.0 million. We have not generated any revenues from product sales, have not completed the development of any drug candidate and may never have a drug candidate approved for commercialization. We are currently only in the early clinical testing stages for our most advanced drug candidate under our complement inhibitor program and expect that it will be many years, if ever, before we have a drug candidate ready for commercialization.

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

We believe that our existing cash, cash equivalents and marketable securities as of September 30, 2016, will enable us to fund our current projected operating requirements for at least the next 12 months. Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•	the scope, progress, results and costs of drug discovery, preclinical development, laboratory testing and clinical trials for our drug candidates;

•	our ability to enter into and the terms and timing of any collaborations, licensing or other arrangements that we may establish;

•	the number of future drug candidates that we pursue and their development requirements;

•	the outcome, timing and costs of seeking regulatory approvals;

•	the costs of commercialization activities for any of our drug candidates that receive marketing approval to the extent such costs are not the responsibility of any current or future collaborators, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;

•	subject to receipt of marketing approval, revenue, if any, received from commercial sales of our drug candidates;

•	our headcount growth and associated costs as we seek to expand our research and development and establish a commercial infrastructure;

•	the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent and other intellectual property rights and defending against intellectual property-related claims;

•	the timing and amount of proceeds received from milestones achieved and royalties earned, if any, by us under the Janssen Agreement;

•	our ability to raise debt or equity capital, including any changes in the credit or equity markets that may impact our ability to obtain capital in the future;

•	the costs associated with, and the outcome of, lawsuits against us, if any;

•	our acquisition and development of new technologies and drug candidates; and

•	competing technological and market developments, including those currently unknown to us.

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

We are party to an exclusive collaboration and license agreement with Janssen pursuant to which we granted Janssen exclusive worldwide rights to develop and commercialize products based on certain of our HCV drug candidates. We may in the future seek other third-party collaborators for the development and commercialization of product candidates based on our complement inhibitor program. Our likely collaborators for any collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. If we enter into such collaborations, we will have limited control over the amount and timing of resources that our collaborators will dedicate to the development or commercialization of our drug candidates. Our ability to generate revenues from the collaboration and license agreement with Janssen or any future arrangements will depend on the collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. In addition, any collaborators may have the right to abandon research or development projects and terminate applicable agreements, including any funding obligations, prior to or upon the expiration of the agreed upon terms.

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

As of November 1, 2016, our directors, executive officers and stockholders who own more than 5% of our outstanding common stock, together with their affiliates and related persons, beneficially owned, in the aggregate, greater than approximately 60% of our outstanding common stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation, sale of all or substantially all of our assets or similar transaction, as well as our management and affairs. The interests of this group of stockholders may not always coincide with our corporate interests or the interest of other stockholders, and they may act in a manner with which you may not agree or that may not be in the best interests of other stockholders. This concentration of voting power may have the effect of delaying, deferring or preventing a change in control of our company on terms that other stockholders may desire and entrenching our management or board or directors.

Our stock price has been and may in the future be volatile, and the market price of our common stock may decline in value in the future.

The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future. During the period from January 1, 2009 to September 30, 2016, our stock price has ranged from a low of $0.70 to a high of $16.87. Market prices for securities of early stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

Certain stockholders hold a substantial number of shares of our common stock. If such stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. JJDC, which owns, as of November 1, 2016, approximately 13% of our common stock, has the right, until July 1, 2023, to require us, under specified conditions, to file a registration statement in order to register all or a portion of the shares held by JJDC. We have also agreed to provide JJDC with certain “piggyback” registration rights such that at any time prior to July 1, 2023, subject to specified conditions, whenever we propose to register shares of our common stock for our own account, JJDC will have the right to include some or all of its shares in such registration. Any exercise of these registration rights by JJDC could have a material adverse effect on the trading price of our common stock.

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets at September 30, 2016 and December 31, 2015 (unaudited), (ii) Statements of Comprehensive Loss for the three and nine months ended September 30, 2016 and 2015 (unaudited), (iii) Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 (unaudited), and (iv) Notes to Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACHILLION PHARMACEUTICALS, INC.

Date: November 3, 2016	/s/ Milind S. Deshpande
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2016	/s/ Mary Kay Fenton
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets at September 30, 2016 and December 31, 2015 (unaudited), (ii) Statements of Comprehensive Loss for the three and nine months ended September 30, 2016 and 2015 (unaudited), (iii) Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 (unaudited), and (iv) Notes to Financial Statements (unaudited).