Form 10-K
period 2016-12-31
ACHILLION PHARMACEUTICALS INC
filed 2017-02-23
CIK 1070336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant on June 30, 2016 was approximately $1,046,681,641 based on the closing price of such stock as reported by the NASDAQ Global Select Market on June 30, 2016.

As of February 20, 2017, the registrant had 136, 721,929 shares of Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III (except for information required with respect to our executive officers, which is set forth under “Part I, Item 1—Business—Executive Officers of the Registrant”) have been omitted from this report, as we intend to file with the Securities and Exchange Commission, not later than 120 days after the close of our fiscal year ended December 31, 2016, a definitive proxy statement for our annual meeting of stockholders to be held on May 23, 2017. Such information will appear in our definitive proxy statement and is incorporated by reference into this Annual Report on Form 10-K.

i

Cautionary Note Regarding Forward-Looking Information

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act and Section 21E of the Securities Exchange Act of 1934, as amended, that involve a number of risks and uncertainties. All statements other than statements relating to historical matters (including statements with words such as “believe,” “expect,” “anticipate,” “plan,” “target,” “intend,” “may,” “predict,” “project,” “potential,” “goals,” “will,” “would,” “could,” “should,” “continue” and similar expressions) should be considered forward-looking statements, although not all forward-looking statements contain these identifying words. The forward-looking statements in this Annual Report on Form 10-K include information with respect to our plans and strategy for our business, the possible achievement of discovery and development goals and milestones, our future discovery and development efforts, our collaborations, and our future operating results and financial position. There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by forward-looking statements. These risks and uncertainties include those inherent in pharmaceutical research and development, such as adverse results in our drug discovery and clinical development programs, decisions made by the U.S. Food and Drug Administration and other regulatory authorities with respect to the development and commercialization of our drug candidates, our ability to obtain, maintain and enforce intellectual property rights for our drug candidates, the ability of our competitors to advance their competing drug candidates, our ability to obtain any necessary financing to conduct our planned activities, or dependence on our collaborators and other third parties, and other risk factors. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Please refer to the section entitled “Risk Factors” in Part I—Item 1A of this report for a description of risks and uncertainties relating to our business. Unless required by law, we assume no obligation to update these forward-looking statements to reflect events or circumstances that arise after the date hereof.

PART I

ITEM 1.	BUSINESS

Overview

We are a science-driven, patient-focused biopharmaceutical company seeking to leverage our believed strengths across the continuum from discovery through commercialization by discovering and developing small molecule therapeutics to meet the needs of patients with infectious and complement-mediated diseases.

Our current focus is on our complement inhibitor platform, directed at advancing small molecule compounds that have the potential to be used in the treatment of immune-related diseases associated with the alternative pathway of the complement system. The complement system is a part of the human innate immune system and is believed to comprise three pathways, the alternative pathway, the lectin pathway and the classical pathway. We are advancing novel small molecules from this platform which will initially target complement factor D, an essential protein within the amplification loop of the alternative pathway. The alternative pathway is thought to play a critical role in a number of disease conditions including rare orphan conditions such as paroxysmal nocturnal hemoglobinuria, or PNH, a blood disorder, and C3 glomerulopathy, or C3G, a kidney disease, as well as more prevalent indications such as dry age-related macular degeneration, or dry AMD, an ophthalmologic disease.

We have generated a platform of potent and specific orally-administered compounds that, in preclinical studies, bind to factor D with high affinity, resulting in alternative pathway inhibition. Our lead drug candidate has demonstrated complete suppression of alternative pathway complement activity after oral dosing in healthy volunteers in a phase I clinical trial. We believe that our alternative pathway factor D inhibitor compounds may have a pharmacological advantage in addressing extravascular hemolysis, or red blood cell destruction outside of blood vessels, that affects patients with PNH, including those whose intravascular hemolysis, or red blood cell destruction within blood vessels, is successfully treated with currently approved treatments. In addition, we believe we may be able to treat the proportion of patients with PNH who have suboptimal response to, or who fail to respond to, currently approved treatments for PNH. Further, because C3G is a disease resulting from alternative pathway over-activation, we believe our factor D inhibitors may be effective in treating patients with C3G. In addition, we are advancing other small molecule compounds with characteristics that have the potential to be appropriate for treatment of dry AMD. We may also seek to advance other factor D inhibitors for oral systemic administration to treat PNH, C3G, or other diseases.

We also have a collaboration with Janssen Pharmaceuticals, Inc., or Janssen, the pharmaceutical subsidiary of Johnson & Johnson Inc., under which we have granted to Janssen exclusive worldwide rights to develop and commercialize a portfolio of antiviral drug candidates we discovered and developed for the treatment of chronic hepatitis C virus, or HCV, infection in exchange for specified milestone payments, future royalties, if any, and an equity investment in us.

We also intend to continue to leverage our extensive expertise in structural biology and synthetic chemistry to discover and develop additional small molecule compounds to meet other significant unmet medical needs. We believe our drug discovery capabilities will allow us to further expand our drug candidate portfolio, providing us with strong growth potential and, over time, reducing our reliance on the success of any single drug candidate. Our research team has successfully discovered and advanced multiple compounds into clinical development including sovaprevir, odalasvir, and ACH-3422 in our HCV program, all of which we have licensed to Janssen, and ACH-4471, a first-generation complement factor D inhibitor from our broad alternative pathway complement inhibitor platform.

We were incorporated on August 17, 1998 in Delaware. Since our inception, we have spent substantial research and development funds to develop our drug candidate pipeline and expect to continue to do so for the foreseeable future. We have incurred losses of $503.6 million from inception through December 31, 2016 and had an accumulated deficit of $517.4 million as of December 31, 2016, which includes preferred stock dividends recognized until our initial public offering in 2006. Our net losses were $61.7 million, $5.0 million, and $69.0 million for the years ended December 31, 2016, 2015, and 2014, respectively.

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

Under the terms of the Janssen Agreement, we are eligible to receive (1) up to $115.0 million of milestone payments based upon achievement of clinical enrollment and dosing in specified studies, substantially all of which is related to dosing in one study, (2) up to an additional $290.0 million of milestone payments based upon regulatory approvals and first commercial sale in specified territories, the majority of which relates to regulatory approval and the first commercial sale in the U.S., and (3) up to an additional $500.0 million of milestone payments based upon achieving worldwide sales targets. We recognized revenue of $15.0 million in December 2016 related to the achievement of a clinical enrollment milestone under the Janssen Agreement.

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

In addition, effective on July 1, 2015, we entered into a stock purchase agreement with JJDC, which we refer to as the JJDC Stock Purchase Agreement. Pursuant to the JJDC Stock Purchase Agreement, we issued 18,367,346 shares of common stock to JJDC at a price of $12.25 per share for an aggregate purchase price of $225.0 million.

Our Strategy

Our objective is to become the leading biopharmaceutical company focused on discovering, developing and commercializing small molecule therapies that specifically target the alternative pathway of the human complement system, while continuing our interests in HCV through collaboration with our partner, Janssen. Specifically, our near-term strategy includes the following efforts:

•	Become the leading pharmaceutical company focused on the complement alternative pathway by:

•

Advancing the first alternative pathway factor D inhibitor in clinical development for PNH and C3G. We believe ACH-4471 is the first small molecule alternative pathway factor D inhibitor to be tested in humans. We began clinical development with this compound in February 2016 and we have completed a single-ascending dose trial and have completed dosing of four cohorts in a multiple-ascending dose trial designed to understand the safety, pharmacokinetics and pharmacodynamics of the drug candidate after oral administration for which final data analysis is ongoing. We have initiated screening in a phase II clinical trial in patients with PNH and anticipate providing an update on the status of the program in the first half of 2017. In addition, we anticipate initiating a clinical trial in patients with C3G in the second half of 2017.

•

Advancing next-generation compounds for PNH and C3G. Our highly skilled discovery team has designed and advanced a robust portfolio of compounds with a goal of improving the efficacy, pharmacokinetic and safety profiles of our first factor D inhibitors. In addition to advancing ACH-4471, our objective is to design improved next-generation compounds that move into IND-enabling preclinical studies, as well as another set of compounds that move into late-stage preclinical characterization. We anticipate initiating phase I clinical trials with a second alternative pathway factor D inhibitor before year-end 2017.

•

Advancing other compounds for treatment of ophthalmologic conditions where over activation of the alternative pathway is implicated. Excessive activation of alternative pathway in the complement system has been implicated in multiple therapeutic areas outside of rare diseases including dry AMD. We have designed, discovered and begun preclinical testing of a number of compounds for potential clinical development for dry AMD and its advanced form, geographic atrophy.

•

Advancing our understanding of the role of alternative pathway factor D inhibition in human disease. We have established research collaborations with a number of academic institutions and scientific and clinical leaders to better elucidate the role of the alternative pathway and factor D in causing human disease. These collaborations have served to advance our understanding of the implications of inhibiting the alternative pathway. We believe our understanding of the biology underlying complement-mediated disease is highly valuable and provides us with a competitive advantage.

•	Collaborating with Janssen in HCV.

In order to access the worldwide development and commercialization expertise of a major pharmaceutical organization to facilitate the advancement of our HCV drug candidate portfolio, we entered into a collaboration with Janssen in June 2015. Despite the fact that Janssen has the deciding vote on collaborative matters we will seek to maximize the value of this collaboration by leveraging our participation in the joint steering committee, or JSC, with Janssen management to support the clinical development of a safe, effective, short-duration combination regimen to treat chronic HCV infection. Janssen is currently conducting OMEGA-1, a phase IIb clinical study of JNJ-4178, a once daily oral regimen of odalasvir, AL-335, and simeprevir, in patients with genotypes 1, 2, 4, 5 and 6 HCV, including both treatment-naïve and treatment-experienced patients.

Our Programs

Our expertise in structural biology and synthetic chemistry, coupled with our work in antimicrobial discovery research, led us to consider how the immune system plays a part in inhibiting pathogens in the body. This research led to the development of our platform focused on complement system inhibition.

The first clinical compound from our complement inhibitor platform is ACH-4471, which entered phase I clinical development in healthy volunteers in February 2016. ACH-4471 is designed to target and inhibit complement factor D, a critical protein in the amplification loop within the alternative pathway of the complement system.

ACH-4471. ACH-4471 is a potent and specific inhibitor of factor D which demonstrated complete inhibition of the complement alternative pathway in human healthy volunteers in a phase I clinical trial. Further, the compound has demonstrated dose-proportional in vitro suppression of red blood cell destruction, or hemolysis, in plasma samples from PNH patients and similar suppression of cell killing in serum from patients with atypical hemolytic uremic syndrome, or aHUS. ACH-4471 has exhibited the following characteristics in preclinical studies and clinical trials:

•

Potency. ACH-4471 is highly specific for inhibition of factor D, a protein critical to the amplification of the complement system. In oral administration of ACH-4471 in non-human primates at a dose of 200mg/kg, we noted complete and sustained suppression of alternate pathway activity. In phase I clinical trials in healthy human volunteers, we noted similar complete suppression of alternative pathway activity to 24 hours post-dosing. The compound has been shown in vitro to efficiently block the alternative pathway of the complement system in both PNH and aHUS, patient blood samples.

•

Pharmacokinetics and Metabolism. Pharmacokinetic results and activity in preclinical studies suggest that ACH-4471 should be explored in clinical development for potential oral dosing twice or three times daily. Controlled release formulation systems are being developed for ACH-4471 with the objective of once daily dosing.

•

Safety. We have completed fourteen day and twenty eight day toxicology studies in rats and dogs, respectively, in which ACH-4471 demonstrated high safety margins with minimal dose-related effects even at high drug exposures. Three month toxicology studies testing the effects of ACH-4471 in both rats and dogs are completed and support progression of ACH-4471. In single-ascending and multi-ascending dose phase I clinical trials in healthy volunteers, ACH-4471 has been generally well tolerated with no treatment-related serious adverse events reported. Two cases of self-limited, alanine aminotransferase, or ALT, elevations (Grade 3 and 4) were observed post-treatment at doses of 500mg and 800mg twice daily, respectively, with neither subject exhibiting signs or symptoms of hepatic decompensation. Both subjects’ ALT levels normalized without intervention during follow up. Further, no treatment-associated fever or infections were observed.

Next Generation Factor D Inhibitors for Oral Administration. Our research team has synthesized almost 2,000 factor D inhibitor compounds from which we have selected several to advance into further development. The most advanced of these is currently in IND-enabling studies. Other compounds are in late screening and we anticipate selecting additional compounds to advance into IND-enabling studies in 2017.

Next Generation Factor D Inhibitors for Intravitreal Administration. Our research team has selected several compounds from our library for the pharmacophysical properties that may be advantageous for delivery to the back of the eye. We are advancing a number of these compounds in preclinical studies and anticipate selecting one or more lead compounds later in 2017.

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

Complement is activated via three pathways: the alternative pathway, lectin pathway and the classical pathway. At sites of infection, the complement system activates and triggers a series of potent inflammatory responses. There are also many regulatory mechanisms to prevent uncontrolled complement over-activation.

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

The alternative pathway is one of three complement pathways that opsonize, or prepare a pathogen for destruction, and kill pathogens. The alternative pathway is initiated by the spontaneous hydrolysis, or breaking of protein C3 chemical bonds through the introduction of water. This is sometimes referred to as “tickover” and is the initiation of alternative pathway. Many inflammatory, autoimmune, neurodegenerative and age-related diseases are associated with inefficient complement regulation or excessive activity of the complement system and are believed to be specifically related to the alternative pathway.

Current therapies, including those in development, to treat PNH target other complement proteins such as C5 or C3 that are active “downstream” of factor D within the protein activation cascade of the complement system.

The PNH Market

PNH is a life-threatening, ultra-rare genetic blood disorder defined by chronic uncontrolled complement activation leading to the destruction of red blood cells, or hemolysis, which can take place both inside, or intravascularly, and outside, or extravascularly, of the circulatory system. Based on internal research, we estimate that PNH affects approximately 10,000 people in North America and Western Europe. The chronic hemolysis in patients with PNH may be associated with life-threatening thrombotic events, recurrent pain, kidney disease, disabling fatigue, severe anemia, pulmonary hypertension, shortness of breath and intermittent episodes of dark-colored urine or hemoglobinuria. The only currently approved therapy for PNH patients is eculizumab, or Soliris®, which originally was approved in 2007 and is currently approved in the United States, Europe, Japan and in several other territories. Sales of Soliris® were reported to be $2.8 billion in 2016.

We estimate that approximately 25% of patients currently treated with eculizumab, the current standard of care for patients with PNH, have suboptimal response in the form of symptomatic extravascular hemolysis due to the accumulation of C3 protein fragments on red blood cells, or due to genetic mutations that prevent binding of eculizumab to C5, the protein target of eculizumab. Patients who respond sub-optimally to eculizumab through extravascular hemolysis often require dosing at higher than recommended levels or greater dosing frequency.

The C3G Market

C3G is a life-threatening, ultra-rare disorder characterized by over-activation of the alternative pathway. The condition includes both dense deposit disease, or DDD, and C3 glomerulonephritis, and is typically characterized by abnormalities in complement protein levels which results in deposits of complement protein C3 fragments within the glomeruli of the kidney, thereby inhibiting proper filtration of the blood, tissue scarring, and ultimately impaired kidney function. The overall prognosis for patients with C3G is poor, with approximately 50% of C3G patients progressing to end-stage renal disease, or ESRD, within 10 years of diagnosis. Dialysis and renal transplantation are options available for patients who reach ESKD; however, disease recurrence is frequent after transplantation, occurring in more than 50% of patients. Only about 50% of patients have a functioning graft 5 years after transplantation. Based on internal research, we estimate that C3G affects approximately 6,000 people in North America and Western Europe. Other than dialysis and renal transplantation, there are no approved treatments for patients with C3G.

The Dry AMD Market

Age-related macular degeneration, or AMD, is the leading cause of irreversible blindness in elderly people, and we estimate that there are more than 10 million intermediate and advanced stage patients with AMD worldwide. AMD may reach epidemic levels in the next decade as the population in developed markets ages. Dry AMD is one of two advanced stages of AMD that, according to internal research, affects approximately 1.5 million patients. There are no currently approved therapies for patients with dry AMD, including its advanced form, geographic atrophy. One therapy currently being evaluated in a phase III clinical trial uses a monoclonal antibody for injection every 4-6 weeks. Due to their lower molecule weight and greater relative potency, we believe our small molecule factor D inhibitors, while leveraging the same mechanism of action as the phase III monoclonal antibody, may have the potential for dosing to the eye at frequencies of every three months or longer.

Benefits of Our Approach

We believe that compounds advanced from our complement inhibitor platform have distinct potential advantages over currently available therapies.

Focus on the Alternative Pathway

Many complement-mediated diseases are the direct result of dysregulation of the alternative pathway. While other complement treatments marketed or in development focus on inhibiting the classical, lectin or terminal pathways (the terminal pathway being the final stage of all three complement pathways), these treatments do not affect the complement system at the root of dysregulation. For example, C3G results from overproduction of C3 fragments that ultimately deposit in the kidney, impairing renal function. This overproduction of C3 fragments stems from dysregulation of the fluid phase of the alternative pathway. Factor D inhibitors can potentially block or suppress over activation of the alternative pathway, limiting or eliminating C3 fragment deposition in the kidney. Conversely, other complement inhibitors, such as C3 and C5 inhibitors, do not specifically inhibit the alternative pathway.

Targeting Factor D

In blood serum, factor D has one of the lowest concentration of all the complement proteins, including targets of other therapies including C5 and C3. It is therefore limited and has the potential to provide a highly specific target for drug intervention while, we believe, limiting off-target effects and potentially leading to lower doses. Our expertise in synthetic chemistry has allowed our scientists to utilize crystal structures with high resolution to synthesize compounds that bind specifically to factor D. Further, because factor D is rate-limiting in activation of the alternative pathway, targeting factor D effectively shuts down the amplification loop that can lead to indiscriminant activation of the complement system.

Small Molecule Inhibitors

All our complement factor D inhibitor compounds for the potential treatment of rare diseases are orally-available small molecule compounds. This is in contrast to biologic compounds that require intravenous or subcutaneous dosing. The current therapy for PNH is dosed intravenously, requiring routine hospital visits. We believe that oral dosing could provide a more convenient regimen for patients and their care-givers. Additional small molecule compounds stemming from our alternative pathway factor D inhibitor platform, are also being optimized for ophthalmic administration. These compounds may have dosing advantages in ophthalmological complement-mediated diseases such as dry AMD, with the goal of dosing intervals of every three months or longer. We also believe that our factor D inhibitor compounds have the potential to treat C3G, a disease for which there are no approved therapies, by preventing or reducing the accumulation of C3 fragments.

Our Collaboration with Janssen Pharmaceuticals, Inc.

In May 2015, we entered into parallel transactions with Janssen and its affiliate, JJDC, Inc., consisting of (i) an exclusive collaboration and license agreement with Janssen, which we refer to as the Janssen Agreement, pursuant to which we granted Janssen exclusive worldwide rights to develop and commercialize products that contain one or more of our drug candidates for the treatment of HCV, namely odalasvir, a second-generation NS5A inhibitor, ACH-3422, a NS5B HCV polymerase inhibitor, and sovaprevir, a NS3/4A HCV protease inhibitor, and (ii) a stock purchase agreement, which we refer to as the JJDC Stock Purchase Agreement, pursuant to JJDC purchased 18,367,346 shares of our common stock at a price of $12.25 per share, for an aggregate purchase price of $225.0 million. The Janssen Agreement became effective on June 29, 2015 upon the early termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The JJDC Stock Purchase Agreement became effective July 1, 2015. In connection with the closing of the transactions contemplated by the JJDC Stock Purchase Agreement, we and JJDC entered into an investor agreement on July 1, 2015, which we refer to as the Investor Agreement, governing specified rights and obligations of JJDC with respect to its ownership of shares of our common stock.

Under the terms of the Janssen Agreement, we are eligible to receive (1) up to $115.0 million of milestone payments based upon achievement of clinical enrollment and dosing in specified studies, substantially all of which is related to dosing in one study, (2) up to an additional $290.0 million of milestone payments based upon regulatory approvals and first commercial sale in specified territories, the majority of which relates to regulatory approval and the first commercial sale in the U.S., and (3) up to an additional $500.0 million of milestone payments based upon achieving worldwide sales targets. We recognized revenue of $15.0 million in December 2016 related to the achievement of a clinical enrollment milestone under the Janssen Agreement.

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

The term of the Janssen Agreement will continue, unless earlier terminated, until expiration of the royalty term for licensed products or all payment obligations under the Janssen Agreement. Janssen may terminate the

Janssen Agreement upon 60 days written notice to us at any time prior to submission of the first application for marketing approval for a licensed product in any of the specified major market countries. Janssen may also terminate the Janssen Agreement under specified circumstances relating to the safety or regulatory approvability of a licensed product. Either we or Janssen may terminate the Janssen Agreement if the other party is in material breach of the agreement and fails to cure such breach within specified cure periods. Either we or Janssen may terminate the Janssen Agreement in the event of specified insolvency events involving the other party. Upon any early termination, rights to our licensed drug candidates will revert to us.

In connection with the closing of the transactions contemplated by the JJDC Stock Purchase Agreement, we and JJDC entered into an Investor Agreement on July 1, 2015, which we refer to as the Investor Agreement. Pursuant to the terms of the Investor Agreement the shares of common stock that we issued and sold to JJDC were subject to lock-up restrictions and voting arrangements which have since expired. In addition, there are specified limitations on JJDC’s ability to acquire additional shares of our common stock. We have also agreed to provide JJDC with certain “piggyback” registration rights such that for the seven year period following the expiration of the lock-up, June 29, 2016, subject to specified conditions, whenever we propose to register shares of our common stock for our own account, JJDC will have the right to include some or all of the shares it acquired from us pursuant to the JJDC Stock Purchase Agreement in such registration. In addition, JJDC has the right to compel us to file a registration statement to register shares acquired from us pursuant to the JJDC Stock Purchase Agreement.

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

We established our HCV drug candidate pipeline entirely through our internal discovery capabilities. Through these efforts, we identified and developed a portfolio of drug candidates including odalasvir, ACH-3422 and sovaprevir. Prior to entering into the Janssen Agreement, we were focused on the development of the following HCV drug candidates:

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

ACH-3422 and sovaprevir are not currently in clinical development under the Janssen Agreement.

In September 2016, we announced clinical trial results from the first triple combination regimen under the collaboration. Initiated in October 2015, the phase IIa clinical trial tested a combination regimen consisting of

Olysio® (simeprevir), a protease inhibitor marketed by Janssen, AL-335, a nucleotide polymerase inhibitor in clinical development by Janssen, and odalasvir. This study was designed to determine the safety, pharmacokinetics, and efficacy of different dosing regimens containing odalasvir and AL-335, with or without simeprevir, in treatment-naïve patients with genotype 1 HCV infection for treatment durations of eight or six weeks.

Of patients who received the triple combination of odalasvir, AL-335, and simeprevir, the combination now denoted as JNJ-4178, 100% had undetectable levels of HCV infection at SVR12 and all patients in cohort 1 achieved SVR24 (i.e., cohorts 1, 3, and 4; N=60,20/cohort). Cohort 1 evaluated the triple combination of odalasvir (50mg QD), AL-335 (400 mg QD) and simeprevir (100mg QD) for eight weeks, while cohorts 3 and 4 assessed odalasvir (50 mg QOD), AL-335 (800 mg QD), and simeprevir (75 mg QD) for eight and six weeks, respectively. In cohort 2, which assessed the dual combination of odalasvir (50 mg QOD) and AL-335 (800 mg QD) for eight weeks, 90% of patients achieved SVR12 (N=20). In all of these cohorts, the dosing regimens were generally well-tolerated. The majority of adverse events were mild and the most commonly reported events were headache, fatigue, and upper respiratory tract infection. There was also one serious adverse event in cohort 1 that resulted in premature discontinuation of all study drugs. This consisted of a Mobitz Type 1 2nd degree atrioventricular block and was deemed probably related to odalasvir and possibly related to AL-335 and simeprevir. The event was not associated with clinical or echocardiographic abnormalities, did not require any therapeutic intervention, resolved following treatment discontinuation, and the patient went on to achieve SVR24. Other than the one serious adverse event, no clinically significant laboratory, echocardiography, or ECG abnormalities were reported.

In November 2016, we announced that Janssen had initiated OMEGA-1, a phase IIb clinical trial of JNJ-4178 in patients with genotypes 1, 2, 4, 5 and 6 HCV, including both treatment-naïve and treatment-experienced patients. Genotype 3 patients and patients with cirrhosis may be added to OMEGA-1 after those patient populations are studied in additional arms of the on-going phase IIa clinical trial, now designated study 604. This study is ongoing.

The HCV Market

The hepatitis-C virus is a common cause of viral hepatitis, which leads to inflammation of the liver. HCV infection is contracted by transmission through the blood of an infected person. Hepatitis due to HCV can result in an acute process in which a person is affected for only several months and then the virus is cleared from the body. However, the Department of Health and Human Services Centers for Disease Control, or CDC, estimates that 70% to 85% of newly infected individuals become chronically infected following exposure. HCV disease progression then occurs over a period of 20 to 30 years during which patients are generally asymptomatic, meaning they exhibit no symptoms of the disease, until they experience late-stage disease. Chronic hepatitis can lead to permanent liver damage, which can result in the development of liver cancer, liver failure or death. Estimates by the World Health Organization in July 2016 indicated that approximately 130 million to 150 million individuals worldwide are chronically infected with HCV.

The HCV market has seen significant change in recent years, notably with the 2011-2013 introductions of the first directly acting antivirals (DAAs)—protease inhibitors boceprevir (Victrelis®), telaprevir (Incivek®), simeprevir (Olysio®), and nucleotide polymerase inhibitor, sofosbuvir (Sovaldi®). These were first approved for treatment of patients with HCV genotype 1 in combination with pegylated interferon and ribavirin. Sofosbuvir was also approved for use with ribavirin alone for use in treatment of patients with HCV genotype 2. In 2014, all-oral combination regimens entered the market including the combination of sofosbuvir and ledipasvir (Harvoni®) and the ombitasvir/paritaprevir/ritonavir/dasabuvir/ribavirin combination (Viekira Pak™). In 2016, the oral combination of elbasvir/grazoprevir (Zepatier) also entered the HCV market. These treatment regimens for HCV offer improved SVR rates for patients of the appropriate genotype, who do not have base-line resistant viral variants, and who can tolerate the combination therapy. According to public filings, sales for marketed HCV regimens were reported to be approximately $19 billion in 2016 , including sales of boceprevir (Victrelis®), telaprevir (Incivek®) sofosbuvir (Sovaldi®) and sofosbuvir/ledipasvir (Harvoni™) by Gilead and Viekira Pak™ by AbbVie, Inc. Even though the number of patients treated for HCV is anticipated to peak in 2016 through 2020, and competitive pricing may result from the introduction of all-oral combination regimens with broad genotypic coverage in 2015 and beyond, the HCV DAA market is expected to be a multi-billion dollar market for the next several years in the combined markets of the United States, the European Union and Japan according to Citi Research in February 2017.

Despite recent improvements in the treatment landscape for HCV infected patients, there remains a goal for a new HCV therapy that addresses the needs of a broader range of HCV patients, both across the spectrum of HCV genotypes 1—6, and across varying stages of liver disease, and that shortens the duration of treatment. We believe our collaboration with Janssen can provide a combination regimen that contains our NS5A inhibitor, odalasvir, in combination with other agents that may be able to address these goals.

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

Competition

The development and commercialization of new drug products is highly competitive. We expect that we, our collaborators and future collaborators, if any, will face significant competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide with respect to any of our drug candidates that we, or they, may seek to develop or commercialize. There are a number of pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of drug candidates for the treatment of the key complement-mediated disease indications such as those from Alexion Pharmaceuticals, Inc. and other potential therapies in development by Akari Therapeutics, PLC, Alnylam Pharmaceuticals, Inc., Amyndas Pharmaceuticals, S.A., Apellis Pharmaceuticals, Inc., BioCryst Pharmaceuticals, Inc., ChemoCentryx, Inc., Genentech, Inc., Omeros Corporation, Ra Pharmaceuticals, Inc. and True North Therapeutics, Inc. Additionally, Novartis AG also has intellectual property rights in the complement area.

In the HCV market, there are a number of pharmaceutical companies that currently market and sell products for HCV or are pursuing the development of drug candidates for HCV including AbbVie Inc., Enanta Pharmaceuticals, Inc., Gilead, Merck & Co., Inc. and Regulus Therapeutics Inc.

Our competitors may succeed in developing, acquiring or licensing technologies and drug products that are more effective, have fewer or more tolerable side effects or are less costly than any drug candidates that we are currently developing or that we may develop, which could render our drug candidates obsolete and noncompetitive.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we, or any current or future collaborators, may develop. In addition to currently approved products, our competitors also may obtain additional FDA or other marketing approvals for their products before we or any current or future collaborators, are able to obtain approval for ours, which could result in our competitors establishing a strong market position before we, or any current or future collaborators, are able to enter the market.

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

Our complement inhibitor patent portfolio currently includes a large number of pending U.S. applications, international applications filed under the Patent Cooperation Treaty, referred to as the PCT, and applications that have been entered into the national phase of prosecution in foreign countries. These patents and patent applications, if issued, will expire in 2035 or 2036, without regard to possible patent term extensions to account for regulatory delay to market our drugs. These applications include claims directed to composition of matter, pharmaceutical composition and their methods of use to treat complement factor D related disorders, including PNH, macular age degeneration, and C3G. The applications include specific claims directed to our lead drug candidate, ACH-4471 and its medical use, as well as other compounds and their medical uses.

Our first family of complement inhibitor patent filings, which consists of eight subfamilies, are based on a priority provisional application filed in February 2014. These applications were entered into the international phase with PCT applications in February 2015 and were entered into the national phase of prosecution in foreign countries in August 2016. In addition to the United States, five of the applications were filed in 14 foreign countries (including the major market countries of China, Australia, Brazil, Canada, Japan and South Korea) and four regional patent offices (European Patent Office (EPO), African Regional Patent Office (ARIPO), Eurasian Patent Office (EAPO) and Gulf Cooperation Council (GCC)). One application was filed in the United States, 6 foreign countries (including the major market countries of China, Australia, India, Canada, Japan and South Korea) and one region (European Patent Office (EPO). Two applications were filed in the United States and Europe.

Our second family of complement inhibitor patent filings, which consists of nine subfamilies, are based on priority provisional applications filed in August 2015. These applications were entered into the international phase with PCT applications in August 2016 and five of the subfamilies were also filed in Argentina and Taiwan. Our third family of complement inhibitor patent filings, which also consists of nine subfamilies, are also based on priority provisional applications filed in August 2015. These applications were entered into the international phase with PCT applications in August 2016.

In 2015, we entered into the Janssen Agreement. Under the Janssen Agreement, we granted Janssen exclusive worldwide rights to develop and commercialize products that contain one or more of our drug candidates for the treatment of HCV, namely: odalasvir, a second-generation NS5A inhibitor; ACH-3422, a NS5B HCV polymerase inhibitor; and sovaprevir, a NS3/4A HCV protease inhibitor. Under the Janssen Agreement, we have granted Janssen an exclusive, worldwide license to our intellectual property related to these compounds. Janssen is in Phase IIb development with a three drug combination for the treatment of HCV, JNJ-4178, which includes one of the HCV drug candidates we licensed to Janssen, odalasvir. The other two drug candidates licensed to Janssen, ACH-3422 and sovaprevir, are not currently in clinical development. Our patent portfolio on odalasvir is comprised of (i) U.S. Patent Nos. 8,809,313 and 9,474,742, and an allowed U.S. application, with claims covering the composition of matter of odalasvir, methods to use odalasvir to treat HCV, and pharmaceutical compositions including odalasvir, and (ii) U.S. Patent No. 9,468,629, with claims covering methods of manufacture of odalasvir as well as compositions of matter claims covering intermediates in its synthesis. These U.S. Patents will expire in 2032, without regard to any patent term extension that may be available to compensate for the delay to market caused by regulatory review by the U.S. FDA. In addition, we co-own with our partner Janssen two pending unpublished U.S. patent applications covering aspects of odalasvir and its methods of use and compositions thereof, and an international Patent Cooperation Treaty application, which if granted, will expire in 2037. We have granted patents on odalasvir in the major market foreign jurisdictions of Europe and China, and we have pending patent applications on odalasvir in the additional significant market countries of Australia, Brazil, Canada, Eurasia, India, Japan and South Korea, which will expire in 2032, unless the patent term is extended by a country’s law that allows further protection for the time required to obtain regulatory approval, such as a Supplementary Protection Certificate in Europe.

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

Sales and Marketing

We intend to establish our own sales and marketing capabilities if and when we obtain regulatory approval of our drug candidates. In North America and Western Europe, patients in the markets for our drug candidates are largely managed by medical specialists in the areas of immunology, nephrology, and hematology. Historically, companies have experienced substantial commercial success through the deployment of specialized sales forces which can address a majority of key prescribers. Therefore, we expect to utilize a specialized sales force in North America for the sales and marketing of drug candidates that we may successfully develop. We currently have no marketing, sales or distribution capabilities. In order to participate in the commercialization of any of our drugs, we must develop these capabilities on our own or in collaboration with third parties. We may also choose to hire a third party to provide sales personnel instead of developing our own staff.

Outside of North America, and in situations or markets where a more favorable return may be realized through licensing commercial rights to a third party, we may license a portion or all of our commercial rights in a territory to a third party in exchange for one or more of the following: up-front payments, research funding, development funding, milestone payments and royalties on drug sales.

Under the Janssen Agreement, we granted Janssen exclusive worldwide rights to develop and commercialize products that contain one or more of our drug candidates for the treatment of HCV, namely odalasvir, a second-generation NS5A inhibitor, ACH-3422, a NS5B HCV polymerase inhibitor, and sovaprevir, a NS3/4A HCV protease inhibitor. ACH-3422 and sovaprevir are not currently in clinical development under the Janssen Agreement.

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

A drug product candidate must be approved by the FDA through the new drug application, or NDA. An applicant seeking approval to market and distribute a new drug product in the United States must typically undertake the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations;

•	submission to the FDA of an IND, which must take effect before human clinical trials may begin in the U.S.;

•	approval by an independent institutional review board, or IRB, representing each clinical site before each clinical trial may be initiated;

•

performance of adequate and well-controlled human clinical trials in accordance with good clinical practices, or GCP, to establish the safety and efficacy of the proposed drug product for each indication;

•	preparation and submission to the FDA of a new drug application, or NDA, requesting marketing for one or more proposed indications;

•	review by an FDA advisory committee, if requested by the FDA;

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

•

compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and potentially post-market requirement, or PMR, and commitment, or PMC, studies.

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

The IND and IRB Processes

An IND is an exemption from the FDCA that allows an unapproved drug to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer an investigational drug to humans. Such authorization must be secured prior to interstate shipment and administration of any new drug that is not the subject of an approved NDA. In support of the IND application, applicants must submit a protocol for each clinical trial and any subsequent protocol amendments. In addition, the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, are submitted to the FDA as part of an IND. The FDA requires a 30-day waiting period after the submission of each IND before clinical trials may begin. This waiting period is designed to allow the FDA to review the IND to determine whether human research subjects will be exposed to unreasonable health risks. At any time during this 30-day period, or thereafter, the FDA may raise concerns or questions about the conduct of the trials as outlined in the IND and impose a clinical hold or partial clinical hold. In this case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin (or resume if the clinical trial had been ongoing at the time a clinical hold was imposed).

In addition to the foregoing IND requirements, an IRB/ethics committee representing each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must conduct continuing review and reapprove the study at least annually. The IRB must review and approve, among other things, the study protocol and informed consent information to be provided to study subjects. An IRB must operate in compliance with FDA regulations. Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health, or NIH, for public dissemination on its ClinicalTrials.gov website. An IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients.

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

•

Phase 3. These clinical trials are commonly referred to as “pivotal” studies, which denote a study that presents the data that the FDA or other relevant regulatory agency will use to determine whether or not to approve a drug. The drug is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well-controlled clinical trials to generate enough data to statistically evaluate the efficacy and safety of the product for approval, identify adverse effects, establish the overall risk-benefit profile of the product and to provide adequate information for the labeling of the product.

•

Phase 4. Post-approval studies may be conducted after initial marketing approval. These studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication.

Progress reports detailing the results of the clinical trials conducted under the IND must be submitted at least annually to the FDA. In addition, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the drug; and any clinically important increase in the case of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The FDA or the sponsor or the data monitoring committee may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. The FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted.

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

Review of an NDA by the FDA

If clinical trials are successful, the next step in the drug development process is the preparation and submission to the FDA of a NDA. The NDA is the vehicle through which drug applicants formally propose that the FDA approve a new drug for marketing and sale in the United States for one or more indications. The NDA must contain a description of the manufacturing process and quality control methods, as well as results of preclinical tests, toxicology studies, clinical trials and proposed labeling, among other things. Every new drug must be the subject of an approved NDA before it may be commercialized in the United States. Under federal law, the submission of most NDAs is subject to an application user fee, currently exceeding $2.0 million, and the sponsor of an approved NDA is also subject to annual product and establishment user fees, currently exceeding $98,000 per product and $512,000 per establishment. These fees are typically increased annually. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for drugs with orphan designation and a waiver for certain small businesses, an exception from the establishment fee when the establishment does not engage in manufacturing the drug during a particular fiscal year, and an exception from the product fee for a drug that is the same as another drug approved under an abbreviated pathway.

Following submission of an NDA, the FDA conducts a preliminary review of an NDA within 60 calendar days of its receipt and strives to inform the sponsor by the 74th day after the FDA’s receipt of the submission to determine whether the application is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA has agreed to specified performance goals in the review process of NDAs. Under that agreement, 90% of applications seeking approval of New Molecular Entities, or NMEs, are meant to be reviewed within ten months from the date on which FDA accepts the NDA for filing, and 90% of applications for NMEs that have been designated for “priority review” are meant to be reviewed within six months of the filing date. For applications seeking approval of drugs that are not NMEs, the ten-month and six-month review periods run from the date that FDA receives the application. The review process and the Prescription Drug User Fee Act goal date may be extended by the FDA for three additional months (denoted as a major amendment) to consider new information or clarification provided by the applicant to address an outstanding deficiency identified by the FDA following the original submission.

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

Third, the FDA may designate a product for priority review if it is a drug that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. The FDA determines, on a case-by-case basis, whether the proposed drug represents a significant improvement when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting drug reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, and evidence of safety and effectiveness in a new subpopulation. A priority designation is intended to direct overall attention and resources to the evaluation of such applications, and to shorten the FDA’s review clock goal for taking action on a marketing application from ten months to six months. For new chemical entities, or NCEs, the review clock starts after the NDA is filed with a total clock of twelve and eight months, respectively.

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

Post-Approval Requirements

If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. In addition, condition of NDA approval may include sponsor agreement to PMR or PMC studies, which are designed to further assess drug safety and effectiveness and may require testing and surveillance programs to monitor the safety of approved products that have been commercialized.

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

Pediatric Studies and Exclusivity

In the US, there are two regulations that govern the requirements and incentives to conduct pediatric drug trials: the Pediatric Research Equity Act, or PREA, and Best Pharmaceuticals for Children Act, or BPCA.

Under the PREA, an NDA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the drug product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. With enactment of the Food and Drug Safety and Innovation Act, or the FDASIA, in 2012, sponsors must also submit pediatric study plans within sixty days of the end-of-phase II meeting, unless the product has received orphan drug designation, which exempts that drug for that indication from the PREA requirements. Those plans must contain an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, any deferral or waiver requests, and any other information required by regulation. The applicant, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other, and agree upon a final plan. The FDA or the applicant may request an amendment to the plan at any time.

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

Pediatric exclusivity under BPCA is another type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity, including the non-patent and orphan exclusivity. In order to obtain pediatric exclusivity, a sponsor and the FDA have to agree on a Written Request which details the studies that need to be conducted in order for the product to obtain pediatric exclusivity. The data from these studies does not need to show the product is effective in the pediatric population studied. If reports of the studies outlined in the Written Request are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another application. With regard to patents, the six-month pediatric exclusivity period will not attach to any patents for which an ANDA or 505(b)(2) applicant submitted a paragraph IV patent certification, unless the NDA sponsor or patent owner first obtains a court determination that the patent is valid and infringed by the proposed product.

The 21st Century Cures Act

On December 13, 2016, President Obama signed the 21st Century Cures Act, or Cures Act, into law. The Cures Act is designed to modernize and personalize healthcare, spur innovation and research, and streamline the discovery and development of new therapies through increased federal funding of particular programs. It authorizes increased funding for the FDA to spend on innovation projects. The new law also amends the Public Health Service Act to reauthorize and expand funding for the National Institutes of Health. The Act establishes the NIH Innovation Fund to pay for the cost of development and implementation of a strategic plan, early stage investigators and research. It also charges NIH with leading and coordinating expanded pediatric research. Further, the Cures Act directs the Centers for Disease Control and Prevention to expand surveillance of neurological diseases.

With amendments to the FDCA and the Public Health Service Act, or PHSA, Title III of the Cures Act seeks to accelerate the discovery, development, and delivery of new medicines and medical technologies. To that end, and among other provisions, the Cures Act reauthorizes the existing priority review voucher program for certain drugs intended to treat rare pediatric diseases until 2020; creates a new priority review voucher program for drug applications determined to be material national security threat medical countermeasure applications; revises the FDCA to streamline review of combination product applications; requires FDA to evaluate the potential use of “real world evidence” to help support approval of new indications for approved drugs; provides a new “limited population” approval pathway for antibiotic and antifungal drugs intended to treat serious or life-threatening infections; and authorizes FDA to designate a drug as a “regenerative advanced therapy,” thereby making it eligible for certain expedited review and approval designations.

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

In April 2014, the EU adopted a new Clinical Trials Regulation (EU) No 536/2014, which is set to replace the current Clinical Trials Directive 2001/20/EC. The new Clinical Trials Regulation will be directly applicable to and binding in all 28 EU Member States without the need for any national implementing legislation. The new Clinical Trials Regulation (EU) No 536/2014 will become applicable in 2018. It will overhaul the current system of approvals for clinical trials in the EU. Specifically, the new legislation aims at simplifying and streamlining the approval of clinical trials in the EU. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial will be required to submit a single application for approval of a clinical trial to a reporting EU Member State (RMS) through an EU Portal. The submission procedure will be the same irrespective of whether the clinical trial is to be conducted in a single EU Member State or in more than one EU Member State. The Clinical Trials Regulation also aims to streamline and simplify the rules on safety reporting for clinical trials.

Marketing Authorization

In the EU, marketing authorizations for medicinal products may be obtained through several different procedures founded on the same basic regulatory process.

The centralized procedure provides for the grant of a single marketing authorization that is valid for all EU Member States. The centralized procedure is compulsory for medicinal products produced by certain biotechnological processes, products designated as orphan medicinal products, and products with a new active substance indicated for the treatment of certain diseases. It is optional for those products that are highly innovative or for which a centralized process is in the interest of patients. Under the centralized procedure in the EU, the maximum timeframe for the evaluation of a marketing authorization application, or MAA, is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the Committee for Medicinal Products for Human use or CHMP. Accelerated evaluation may be granted by the CHMP in exceptional cases. These are defined as circumstances in which a medicinal product is expected to be of a “major public health interest.” Three cumulative criteria must be fulfilled in such circumstances: the seriousness of the disease, such as severely disabling or life-threatening diseases, to be treated; the absence or insufficiency of an appropriate alternative therapeutic approach; and anticipation of high therapeutic benefit. In these circumstances, the EMA ensures that the opinion of the CHMP is given within 150 days.

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

Orphan Drug Designation and Exclusivity in the EU

Regulation (EC) No 141/2000 and Regulation (EC) No. 847/2000 provide that a product can be designated as an orphan medicinal product by the European Commission if its sponsor can establish that the product is intended for the diagnosis, prevention or treatment of: (1) a life-threatening or chronically debilitating condition affecting not more than five in ten thousand persons in the EU when the application is made, or (2) a life-

threatening, seriously debilitating or serious and chronic condition in the EU and that without incentives the medicinal product is unlikely to be developed. For either of these conditions, the applicant must demonstrate that there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the EU or, if such method exists, the medicinal product will be of significant benefit to those affected by that condition. The criteria required to obtain orphan status will be reevaluated at the time of MAA review and must still be met in order to retain orphan status.

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

Healthcare Law and Regulation

Healthcare providers and third-party payors play a primary role in the recommendation and prescription of drug products that are granted marketing approval. Arrangements with providers, consultants, third-party payors and customers are subject to broadly applicable fraud and abuse, anti-kickback, false claims laws, reporting of payments to physicians and teaching physicians, patient privacy laws and regulations, and other healthcare laws and regulations that may constrain business and/or financial arrangements. Restrictions under applicable federal and state healthcare laws and regulations include the following:

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

•

the federal civil and criminal false claims laws, including the civil False Claims Act, and civil monetary penalties laws, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false, fictitious or fraudulent or knowingly making, using or causing to be made or used a false record or statement to avoid, decrease or conceal an obligation to pay money to the federal government.

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

•

the federal false statements statute, which prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

•

the federal transparency requirements known as the federal Physician Payments Sunshine Act, under the Patient Protection and Affordable Care Act, as amended by the Health Care Education Reconciliation Act, or the Affordable Care Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, within the United States Department of Health and Human Services, information related to payments and other transfers of value made by that entity to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws and transparency statutes, which may apply to healthcare items or services that are reimbursed by third-party payors, including private insurers.

Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments and transfers of value to other health care providers and health care entities, or marketing expenditures. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

By way of example, the United States and state governments continue to propose and pass legislation designed to reduce the cost of healthcare. In March 2010, the United States Congress enacted the Affordable Care Act, or ACA, which, among other things, includes changes to the coverage and payment for products under government health care programs. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the ACA. The Budget Resolution is not a law, however, it is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the ACA. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also could consider subsequent legislation to replace elements of the ACA that are repealed.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, in August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2012 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2024 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

With the new Administration and Congress, there will likely be additional legislative changes, including repeal and replacement of certain provisions of the ACA. It remains to be seen, however, precisely what the new legislation will provide, when it will be enacted and what impact it will have on the availability of healthcare and containing or lowering the cost of healthcare. Such reforms could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain marketing approval and may affect our overall financial condition and ability to develop product candidates.

Segment Reporting

We are engaged solely in the discovery and development of innovative small molecule drug therapies for infectious diseases and immune system disorders. Accordingly, we have determined that we operate in one operating segment.

Employees

As of February 20, 2017, we had 81 full-time employees, 33 of whom hold doctoral degrees. Approximately 60 of our employees are engaged in research and development, with the remainder engaged in administration, finance and business development functions. None of our employees is represented by a labor union or covered by collective bargaining agreements. We believe our relations with our employees are good.

Information Available on the Internet

Our Internet address is www.achillion.com. We are not including the information contained in our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file such materials with the Securities and Exchange Commission, or the SEC. We also make available on our website our corporate governance guidelines, the charters for our audit committee, nominating and corporate governance committee, compensation committee, and strategy committee, and our code of business conduct and ethics, which applies to our directors, officers and employees, and such information is available in print and free of charge to any of our stockholders who requests it. In addition, we intend to disclose on our website any amendments to, or waivers from, our code of business conduct and ethics that are required to be publicly disclosed pursuant to rules of the SEC.

Executive Officers of the Registrant

Name	Age	Position
Milind S. Deshpande, Ph.D.	60	President and Chief Executive Officer, Director
Mary Kay Fenton	52	Executive Vice President and Chief Financial Officer
David Apelian, M.D., Ph.D.	51	Executive Vice President and Chief Medical Officer
Joel Barrish, Ph.D.	59	Executive Vice President and Chief Scientific Officer
Martha Manning, Esq.	62	Executive Vice President, General Counsel and Corporate Secretary
Joseph Truitt	52	Executive Vice President and Chief Commercial Officer

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

David Apelian, M.D, Ph.D., Executive Vice President and Chief Medical Officer. Prior to Joining Achillion in May 2013, Dr. Apelian was Senior Vice President and Chief Medical Officer at GlobeImmune, a biopharmaceutical company, from 2005 to 2013, where he was responsible for clinical development, regulatory affairs, clinical immunology, development of companion diagnostics, as well as target discovery and preclinical research. Prior to GlobeImmune, Dr. Apelian was Clinical Director in the Infectious Diseases Group at Bristol-Myers Squibb, or BMS, a pharmaceutical company, serving as medical co-lead for the clinical development and NDA submission of entecavir for chronic hepatitis B viral infection. Prior to BMS, Dr. Apelian served as Clinical Director in the Department of Hepatology/Gastroenterology at Schering Plough, a pharmaceutical company, coordinating a supplemental NDA filing for interferon alpha-2b and ribavirin for the treatment of pediatric patients with chronic hepatitis C viral infection. Dr. Apelian completed his residency training in Pediatrics at New York Hospital, Cornell Medical Center. He received his M.D. from the University of Medicine and Dentistry of New Jersey, and his Ph.D. in Biochemistry and B.A. from Rutgers University. He also holds an M.B.A. from Quinnipiac University.

Joel Barrish. Ph.D. Executive Vice President and Chief Scientific Officer. Prior to joining Achillion in January 2016, Dr. Barrish was Vice President and Head of Discovery Chemistry at Bristol-Myers Squibb, a pharmaceutical company, from December 2010 to December 2015, leading chemical research on small molecules and other modalities across all therapeutic areas and sites. Prior to that role, from January 1990 to December 2010, he was responsible for teams at BMS that advanced more than 20 compounds into clinical development including SPRYCEL® (dasatinib), a marketed kinase inhibitor used for the treatment of chronic myelogenous leukemia, which he co-invented. He and his co-inventors received the 2008 Thomas Alva Edison Patent Award for its discovery. Dr. Barrish has co-authored over 120 peer-reviewed publications, is a co-inventor on more than 35 issued U.S. patents, and has been invited to give more than 40 lectures at international conferences and universities. In 2010, Dr. Barrish was elected to the Executive Committee of the American Chemical Society Medicinal Chemistry Division and served as its Chair in 2013. He was named an American Chemical Society Fellow in 2012. Dr. Barrish is also a Scientific Advisory Board member for the chemistry departments at the University of Pennsylvania. Dr. Barrish graduated summa cum laude in Chemistry from the University of Pennsylvania and received a doctorate in Organic Chemistry from Columbia University.

Martha Manning, Esq., Executive Vice President, General Counsel and Corporate Secretary. Prior to joining Achillion in February 2016, Ms. Manning was General Counsel of iCeutica Inc., a drug development company from 2013 to 2016. She served as Chief Legal Officer of OraPharma, Inc., a pharmaceutical company, from 2011 to 2012 when the company was acquired by Valeant Pharmaceuticals, Inc. She joined OraPharma from Sandoz Inc., the generic pharmaceutical division of Novartis AG, where she served as Vice President and General Counsel from 2008 to 2011. Prior to Sandoz, she served as Senior Vice President, General Counsel and Secretary for Adolor Corporation, a publicly traded biopharmaceutical company from 2002 to 2008. Ms. Manning began her legal career with the law firm of Morgan, Lewis & Bockius. She received her J.D. from the University of Pennsylvania School of Law and her Bachelor of Business Administration from the University of Massachusetts.

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

Risks Related to the Discovery and Development of Our Drug Candidates

Our approach to the discovery and development of drug candidates that target complement alternative pathway factor D inhibition is unproven, and we do not know whether we will be able to develop any products of commercial value.

We are focused on the research and development of our complement inhibitor platform, pursuant to which we are initially targeting complement factor D, an essential protein of the complement alternative pathway that is a part of the human innate immune system. Our complement inhibitor platform is focused on advancing small molecule compounds that inhibit the alternative pathway, and have the potential to be used in the treatment of immune-related diseases where the complement pathway plays a critical role. We anticipate that our complement inhibitor platform may play a role in addressing needs of patients with paroxysmal nocturnal hemoglobinuria, or PNH, including patients who have suboptimal response to, or who fail to respond to, currently approved treatments for PNH, and C3 glomerulopathy, or C3G, as well as the needs of patients with other complement-mediated diseases where the alternative pathway plays a significant role, such as dry age-related macular degeneration, or dry AMD.

Our approach to the discovery and development of drug candidates that target the alternative pathway is unproven. While complement factor D is a clinically validated target in certain ophthalmic diseases, it is unproven in demonstrating efficacy in systemic diseases. We are currently only in the early clinical testing stages for our most advanced drug candidate under this program with other drug candidates in the discovery and preclinical phases. We may not successfully develop any medicines that target alternative pathway inhibition, and even if we are successful in early development, any medicines that we develop may not effectively inhibit the alternative pathway, or provide a clinical benefit. Even if we are able to develop a product candidate that effectively inhibits complement factor D in preclinical studies, we may not succeed in demonstrating safety and efficacy of the product candidate in human clinical trials. Our focus on using our proprietary technology to identify drug candidates targeting the alternative pathway may not result in the discovery and development of commercially viable medicines to treat human disease.

If we are unable to develop, obtain marketing approval for or successfully commercialize drug candidates, either alone or through a collaboration, or if we experience significant delays in doing so, our business could be materially harmed.

We currently have no products approved for sale and are investing substantially all of our efforts and financial resources on the development of our complement inhibitor platform. Moreover, under the Janssen Agreement, we granted Janssen exclusive worldwide rights to develop and commercialize our portfolio of HCV product candidates. Our prospects are substantially dependent on our ability, or that of any collaborator, including Janssen, to develop, obtain marketing approval for, and successfully commercialize at least one drug candidate in one or more disease indications based upon our programs.

The success of our complement inhibitor platform as well as our HCV program in collaboration with Janssen, will depend on several factors, including the following:

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

The success of our complement inhibitor platform also depends on our ability to compete with other marketed therapies for complement-mediated disease such as those from Alexion Pharmaceuticals, Inc., and other potential therapies in development by Akari Therapeutics PLC, Alnylam Pharmaceuticals, Inc., Amyndas Pharmaceuticals S.A., Apellis Pharmaceuticals, Inc., BioCryst Pharmaceuticals, Inc., ChemoCentryx, Inc., Genentech, Inc., Omeros Corporation, Ra Pharmaceuticals Inc. and True North Therapeutics, Inc. Additionally, Novartis AG also has intellectual property rights in the complement area.

Under the terms of our collaboration, Janssen has significant discretion in determining the efforts and resources that they will apply to development and any future commercialization of the drug candidates in our HCV program. For example, development plans and strategies are conducted in accordance with a plan and budget approved by a joint committee as to which Janssen generally has final decision-making authority, and, subject to specified diligence requirements, Janssen has full discretion over commercialization plans and strategies. Currently, Janssen is only pursuing clinical development of one of the three HCV compounds we licensed to Janssen under the collaboration.

Many of the factors on which our success is dependent are beyond our control, including clinical development, the regulatory submission process, potential threats to our intellectual property rights and the manufacturing, marketing and sales efforts of our current and any future collaborators. If we or our collaborators are unable to develop, receive marketing approval for and successfully commercialize products based on our technologies, or experience delays as a result of any of these factors or otherwise, our business could be substantially harmed.

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

In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same drug candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, variability of the disease being studied, changes in and adherence to the dosing regimen and other clinical trial protocols and the rate of dropout among clinical trial participants. If we fail to receive positive results in clinical trials of our drug candidates, the development timeline and regulatory approval and commercialization prospects for our most advanced drug candidates, and, correspondingly, our business and financial prospects would be negatively impacted.

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

Other adverse events may occur. In our ongoing phase I multiple ascending does study of ACH-4471 in healthy volunteers, two cases of self-limited, ALT elevations (Grade 3 and 4) were observed post-treatment in the two highest dose groups, with neither subject exhibiting signs or symptoms of liver decompensation. Both subjects’ ALT levels normalized without intervention during follow up. Further, no treatment-associated fever or infections were observed. ALT is a liver enzyme measure to see whether a liver is damaged or diseased. There is a risk that increases in ALT will be seen in other healthy subjects or patients dosed with ACH-4471. In addition, in Janssen’s phase IIa clinical trial of a triple combination regimen consisting of Olysio (simeprevir), AL-335, and odalasvir for HCV, one trial participant experienced a Mobitz Type 1 2nd degree atrioventricular block that was deemed a serious adverse event and probably related to odalasvir and possibly related to AL-335 and simeprevir. The event was not associated with clinical or echocardiographic abnormalities, did not require any therapeutic intervention, resolved following treatment discontinuation, and the patient went on to achieve a sustained viral response 24 weeks after cessation of therapy.

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

Efforts to educate the medical community and third party payors on the benefits of our drug candidates may require significant resources and may not be successful. If any of our drug candidates is approved but does not achieve an adequate level of market acceptance, we may not generate significant revenues and we may not become profitable. The degree of market acceptance of our drug candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the efficacy and safety of the product;

•	the potential advantages of the product compared to alternative treatments;

•	the prevalence and severity of any side effects;

•	the clinical indications for which the product is approved;

•	whether the product is designated under physician treatment guidelines as a first-line therapy or as a second- or third-line therapy;

•	limitations or warnings, including distribution or use restrictions, contained in the product’s approved labeling;

•	our ability, or the ability of any current or future collaborators, to offer the product for sale at competitive prices;

•	the product’s convenience and ease of administration compared to alternative treatments;

•	the willingness of the target patient population to try, and of physicians to prescribe, the product;

•	the strength of sales, marketing and distribution support;

•	the approval of other products for the same indications;

•	changes in the standard of care for the targeted indications for the product;

•	the timing of market introduction of our approved products as well as competitive products;

•	availability and amount of reimbursement from government payors, managed care plans and other third party payors;

•	adverse publicity about the product or favorable publicity about competitive products; and

•	potential product liability claims.

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

The development and commercialization of new drug products is highly competitive. We expect that we, our current collaborator and future collaborators, if any, will face significant competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide with respect to any of our drug candidates that we, or they, may seek to develop or commercialize in the future. There are a number of pharmaceutical companies that currently market and sell products for HCV or are pursuing the development of additional drug candidates for HCV including AbbVie Inc., Enanta Pharmaceuticals, Inc., Gilead Sciences, Inc., Merck & Co., Inc. and Regulus Therapeutics Inc. Some of these marketed products have demonstrated good efficacy rates and safety profiles. We and our collaborator, Janssen, would have to demonstrate similar efficacy and safety profiles in order to be competitive, which cannot be assured. In addition, while the market for HCV therapies remains very large, reaching $19 billion in sales in 2016 according to public filings, the market is anticipated to decrease in size as more existing patients are cured and the number of newly infected patients, while rising, is fewer on an annual basis than those cured. This decrease in market size may heighten competitive pressures among market participants.

In addition, there are also a number of pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of drug candidates for the treatment of the key complement-mediated disease indications. For example, Alexion Pharmaceuticals, Inc.’s eculizumab (Soliris®) is a marketed therapy for the treatment of PNH and atypical hemolytic uremic syndrome, or aHUS. Akari Therapeutics PLC, Alnylam Pharmaceuticals, Inc., Amyndas Pharmaceuticals S.A., Apellis Pharmaceuticals, Inc., BioCryst Pharmaceuticals, Inc., ChemoCentryx, Inc., Genentech, Inc., Omeros Corporation, Ra Pharmaceuticals Inc. and True North Therapeutics, Inc. have complement inhibitor therapies in development for other hematologic diseases. Additionally, Novartis AG also has intellectual property rights in the complement area.

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

We have incurred significant annual net operating losses since our inception. We expect to continue to incur significant and increasing net operating losses for at least the next several years. Our net losses were $61.7 million, $5.0 million, and $69.0 million for years ended December 31, 2016, 2015, and 2014, respectively. As of December 31, 2016, we had an accumulated deficit of $517.4 million. We have not generated any revenues from product sales, have not completed the development of any drug candidate and may never have a drug candidate approved for commercialization. We are currently only in the early clinical testing stages for our most advanced drug candidate under our complement inhibitor platform and expect that it will be many years, if ever, before we have a drug candidate ready for commercialization.

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

We will be required to expend significant funds in order to advance the development of our complement factor D inhibitor platform. In addition, while we may seek one or more collaborators for future development of our drug candidates, we may not be able to enter into a collaboration for any of our drug candidates on suitable terms or at all. In any event, our existing cash, cash equivalents and marketable securities will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development of any of our drug candidates. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. We do not have any committed external source of funds. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. Moreover, we are dependent on Janssen for the timing and success of the HCV collaboration and we cannot assure you that we will receive any milestone-based or royalty payments under that arrangement.

We believe that our existing cash, cash equivalents and marketable securities as of December 31, 2016, will enable us to fund our current projected operating requirements for at least the next 12 months. Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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

We expect that we will need additional capital in the future to continue our planned operations. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, the ownership interests of our stockholders may be materially diluted, and the terms of these securities could include liquidation or other preferences and anti-dilution protections that could adversely affect the rights of a common stockholder. In February 2017, we entered into a sales agreement with Cantor Fitzgerald & Co., or

Cantor, pursuant to which, from time to time, we may offer and sell shares of our common stock having an aggregate offering price of up to $75,000,000 through Cantor pursuant to a universal shelf registration statement that we expect to file in February 2017, after such time as the registration statement is declared effective by the SEC. Sales of our common stock, if any, under the agreement with Cantor may be made in sales deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. Sales of substantial amounts of shares of our common stock or other securities could cause dilution to our stockholders and lower the market price of our common stock.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a company undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change taxable income or taxes may be limited. Changes in our stock ownership, some of which are outside of our control, may have resulted or could in the future result in an ownership change. For example, we completed a review of our changes in ownership through December 31, 2015, and determined that we had four ownership changes since inception. The changes of ownership will result in net operating loss and research and development credit carryforwards that we expect to expire unutilized. If additional limitations were to apply, utilization of a portion of our net operating loss and tax credit carryforwards could be further limited in future periods and a portion of the carryforwards could expire before being available to reduce future income tax liabilities.

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

We are party to an exclusive collaboration and license agreement with Janssen pursuant to which we granted Janssen exclusive worldwide rights to develop and commercialize products based on certain of our HCV drug candidates. We may in the future seek other third-party collaborators for the development and commercialization of product candidates based on our complement inhibitor platform. Our likely collaborators for any collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. If we enter into such collaborations, we will have limited control over the amount and timing of resources that our collaborators will dedicate to the development or commercialization of our drug candidates. Our ability to generate revenues from the collaboration and license agreement with Janssen or any future arrangements will depend on the collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. In addition, any collaborators may have the right to abandon research or development projects and terminate applicable agreements, including any funding obligations, prior to or upon the expiration of the agreed upon terms.

Collaborations involving our drug candidates, including our collaboration with Janssen, pose a number of risks, including the following:

•

collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations. For example, under the terms of our collaboration with Janssen, development plans and strategies for all licensed products will be conducted in accordance with a plan and budget approved by a joint committee comprised of equal numbers of representatives from each of us and Janssen, as to which Janssen generally has final decision-making authority, and, subject to specified diligence requirements, Janssen has full discretion over commercialization plans and strategies for all licensed products. Currently, Janssen is only pursuing clinical development of one of the three HCV compounds we licensed to Janssen under the collaboration;

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

•

collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation. For example, under specified circumstances Janssen has the first right to maintain or defend certain of our intellectual property rights under the terms of our collaboration agreement and, although we may have the right to assume the maintenance or defense of such intellectual property rights if Janssen does not, our ability to do so may be compromised by Janssen’s actions;

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

We own or hold exclusive licenses to a number of U.S. issued patents, pending U.S. provisional and non-provisional patent applications, as well as pending PCT applications and associated foreign patents and patent applications. Our success depends in large part on our ability to obtain and maintain patent protection both in the United States and in other countries for our drug candidates. Our ability to protect our drug candidates from unauthorized or infringing use by third parties depends in substantial part on our ability to obtain and maintain valid and enforceable patents. Due to evolving legal standards relating to the patentability, validity and enforceability of patents covering pharmaceutical inventions and the scope of claims made under these patents, our ability to maintain, obtain and enforce patents is uncertain and involves complex legal and factual questions. Accordingly, rights under any issued patents may not provide us with sufficient protection for our drug candidates or provide sufficient protection to afford us a commercial advantage against competitive products or processes. We cannot guarantee that any patents will issue from any pending or future patent applications owned by or licensed to us.

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

Under the Janssen Agreement, we have granted Janssen an exclusive, worldwide license to all of our intellectual property pertaining to odalasvir, sovaprevir and ACH-3422. Janssen is currently conducting a phase IIb clinical trial of a three drug combination for the treatment of HCV, which is denoted as JNJ-4178. Odalasvir, one of the HCV drug candidates we licensed to Janssen, is included in JNJ-4178. The other two drug candidates licensed to Janssen, ACH-3422 and sovaprevir, are not currently in clinical development. Janssen will pay us royalties on a country by country basis during the later of (i) the term during which we have a valid claim covering the product or where the market is protected by regulatory data exclusivity or (ii) ten years from first commercialization. If neither of these conditions exist in a country, our royalties will be reduced. Even if one of these conditions do exist, however, if there is generic competition in a country, Janssen can reduce our royalties in that country until the generic sales are abated. As only one of our licensed compounds, odalasvir, is currently in JNJ-4178, the determination of whether we have a valid claim covering the product will be based on patent coverage pertaining to odalasvir, its pharmaceutical composition or a method to use odalasvir to treat hepatitis C.

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

Our research, development or commercialization activities, including any drug candidates or products resulting from these activities, may infringe or be claimed to infringe patents or other proprietary rights owned by third parties and to which we do not hold licenses or other rights. We may not be aware of third party patents that a third party might assert against us. For example, there may be third party applications that have been filed but not published that, if issued, could be asserted against us. If a patent infringement suit were brought against us, we could be forced to stop or delay research, development, manufacturing or sales of the drug or drug candidate that is the subject of the suit. Further, if we are found to have infringed a third-party patent, we could be obligated to pay royalties and/or other payments to the third party for the sale of our product, which may be substantial, or we could be enjoined from selling our product. We could also incur substantial litigation costs.

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

Many foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties, in certain circumstances. For example, compulsory licensing, or the threat of compulsory licensing, of life-saving products and expensive products is becoming increasingly popular in developing countries, either through direct legislation or international initiatives. Compulsory licenses could be extended to include some of our drug candidates, if they receive marketing approval, which may limit our potential revenue opportunities. Consequently, we may not be able to prevent third parties from practicing our inventions in certain countries outside the United States and Europe. Competitors may also use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, if our ability to enforce our patents to stop infringing activities is inadequate. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing. Proceedings to enforce our patent rights in foreign jurisdictions, whether or not successful, could result in substantial costs and divert our efforts and resources from other aspects of our business. Furthermore, while we intend to protect our intellectual property rights in major markets for our products, we cannot ensure that we will be able to initiate or maintain similar efforts in all jurisdictions in which we may wish to market our products. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate.

In addition, some countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may be limited to monetary relief and may be unable to enjoin infringement if a government is the infringer, which could materially diminish the value of the patent.

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

We, or any future collaborators, may not be able to obtain orphan drug designation or orphan drug exclusivity for our drug candidates in United States, European Union or other markets and, even if we do, that exclusivity may not prevent the FDA, EMA or other regulatory authorities from approving other competing products.

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

Even if we, or any future collaborators, obtain orphan drug designation for a drug candidate, we, or they, may not be able to obtain orphan drug exclusivity for that drug candidate. Generally, a product with orphan drug designation only becomes entitled to orphan drug exclusivity if it receives the first marketing approval for the indication for which it has such designation, in which case the FDA or the EMA will be precluded from approving another marketing application for the same drug for that indication for the applicable exclusivity period. The applicable exclusivity period is seven years in the United States and ten years in Europe. The European exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Additionally, in the European Union, the orphan designation for a drug is reevaluated at the time of request for marketing authorization to verify whether it can maintain its status as an orphan drug and there is a risk that any orphan designation may not be maintained. Orphan drug exclusivity may be lost if the FDA or the EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

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

If the FDA determines that a drug candidate offers major advances in treatment or provides a treatment where no adequate therapy exists, the FDA may designate the drug candidate for priority review. For all new molecular entity (NME) new drug applications, a priority review designation means that the goal for the FDA to act on the NDA is 8 months from the date of submission, rather than the standard 12 months. For subsequent applications (e.g., sNDAs),a priority review designation means that the goal for the FDA to review an application is six months, rather than the standard review period of ten months. We may request priority review for our drug candidates. The FDA has broad discretion with respect to whether or not to grant priority review status to a drug candidate, so even if we believe a particular drug candidate is eligible for such designation or status, the FDA may decide not to grant it. Moreover, a priority review designation does not necessarily mean a faster regulatory review process or necessarily confer any advantage with respect to approval compared to conventional FDA procedures. Receiving priority review from the FDA does not guarantee approval within the eight-month or six-month clock or thereafter.

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

Non-compliance with U.S. and European Union requirements regarding safety monitoring or pharmacovigilance, and with requirements related to the development of products for the pediatric population, can also result in significant financial penalties. Similarly, failure to comply with the European Union’s requirements regarding the protection of personal information can also lead to significant penalties and sanctions.

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

•

the federal False Claims Act imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment by a federal healthcare program or making a false statement or record material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government, with potential liability including mandatory treble damages and significant per-claim penalties, currently set at $10,781 to $21,563 per false claim;

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

•

the federal Physician Payments Sunshine Act requires applicable manufacturers of covered drugs to annually report to CMS (i) payments and other transfers of value to physicians and teaching hospitals, and (ii) certain physician ownership or investment interests; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws and transparency statutes, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by third party payors, including private insurers.

Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to other healthcare providers and healthcare entities, or marketing expenditures. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

If our operations are found to be in violation of any of the laws described above or any governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, individual imprisonment, integrity obligations, and the curtailment or restructuring of our operations. Any penalties, damages, fines, individual imprisonment, integrity obligations, exclusion from funded healthcare programs, or curtailment or restructuring of our operations could adversely affect our financial results. We are developing and implementing a corporate compliance program designed to ensure that we will market and sell any future products that we successfully develop from our drug candidates in compliance with all applicable laws and regulations, but we cannot guarantee that this program will protect us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, individual imprisonment, integrity obligations, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusion from government funded healthcare programs.

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

For example, in March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the ACA. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the ACA. The Budget Resolution is not a law, however, it is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the ACA. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also could consider subsequent legislation to replace elements of the ACA that are repealed.

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include the Budget Control Act of 2011, which, among other things, led to aggregate reductions to Medicare payments to providers of up to 2% per fiscal year that started in 2013 and, due to subsequent legislation, will continue until 2025. In addition, the American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our drug candidates for which regulatory approval is obtained.

We expect that other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products.

In addition, with the new Administration and Congress, there will likely be additional legislative changes, including repeal and replacement of certain provisions of the ACA. It remains to be seen, however, precisely what the new legislation will provide, when it will be enacted and what impact it will have on the availability of healthcare and containing or lowering the cost of healthcare. Such reforms could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain marketing approval and may affect our overall financial condition and ability to develop product candidates.

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

As of February 20, 2017, our directors, executive officers and stockholders who own more than 5% of our outstanding common stock, together with their affiliates and related persons, beneficially owned, in the aggregate, greater than approximately 50% of our outstanding common stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation, sale of all or substantially all of our assets or similar transaction, as well as our management and affairs. The interests of this group of stockholders may not always coincide with our corporate interests or the interest of other stockholders, and they may act in a manner with which you may not agree or that may not be in the best interests of other stockholders. This concentration of voting power may have the effect of delaying, deferring or preventing a change in control of our company on terms that other stockholders may desire and entrenching our management or board or directors.

Our stock price has been and may in the future be volatile, and the market price of our common stock may decline in value in the future.

The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future. During the period from January 1, 2009 to December 31, 2016, our stock price has ranged from a low of $0.70 to a high of $16.87. Market prices for securities of early stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

Certain stockholders hold a substantial number of shares of our common stock. If such stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. JJDC, which owns, as of February 20, 2017, approximately 13% of our common stock, has the right, until July 1, 2023, to require us, under specified conditions, to file a registration statement in order to register all or a portion of the shares held by JJDC. We have also agreed to provide JJDC with certain “piggyback” registration rights such that at any time prior to July 1, 2023, subject to specified conditions, whenever we propose to register shares of our common stock for our own account, JJDC will have the right to include some or all of its shares in such registration. Immediately following the filing of this Form 10-K, we anticipate filing a registration statement with the SEC to register all of the shares of our common stock held by JJDC. We have entered into a lock-up agreement with JJDC pursuant to which JJDC has agreed that, subject to certain exceptions, it will not, and will also cause its affiliates not to, without our prior approval, sell, transfer or otherwise dispose of the shares of our common stock owned by it until the earlier of (1) January 31, 2018, or (2) such date that is 60 days after the first public announcement of top-line clinical results from Janssen’s on-going OMEGA-1 phase 2b clinical trial. Any waiver by us of the restrictions set forth in this lock-up agreement; any sales of our common stock by JJDC after this lock-up agreement lapses; or any other sale of a substantial number of shares of our common stock by any of our other stockholders, none of whom are subject to a lock-up agreement, could have a material adverse effect on the trading price of our common stock.

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

We currently lease approximately 41,509 square feet of laboratory and office space in New Haven, Connecticut, which we occupy under a lease expiring in March 2020. We believe our existing facilities are adequate for our current needs and that additional space will be available in the future on commercially reasonable terms as needed.

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

Market Information

Our common stock trades on the NASDAQ Global Select Market under the symbol “ACHN”. The following table sets forth the high and low sale prices per share for our common stock, as reported on the NASDAQ Global Select Market for the periods indicated:

	High	Low
2015
First Quarter	$16.54	$9.75
Second Quarter	$11.05	$8.13
Third Quarter	$9.62	$6.46
Fourth Quarter	$10.95	$6.41

2016
First Quarter	$10.66	$5.57
Second Quarter	$10.06	$7.48
Third Quarter	$9.49	$7.36
Fourth Quarter	$8.25	$3.78

Information regarding our equity compensation plans and the securities authorized for issuance thereunder is set forth in Item 12 below.

Holders of record

As of the close of business on February 15, 2017, there were approximately 68 holders of record of our common stock. The number of record holders may not be representative of the number of beneficial owners because many of the shares of our common stock are held by depositories, brokers or other nominees.

Dividends

We have never paid or declared any cash dividends on our common stock. We currently intend to retain any earnings for future growth and, therefore, do not expect to pay cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

Neither we nor any affiliated purchaser or anyone acting on behalf of us or an affiliated purchaser made any purchases of shares of our common stock in the fourth quarter of 2016.

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

The following graph compares the cumulative total stockholder return on our common stock from December 31, 2011 to December 31, 2016 with the cumulative total return of (i) the NASDAQ Market Index and (ii) the NASDAQ Biotechnology Index. This graph assumes the investment of $100.00 after the market closed on December 31, 2011 in our common stock, and in the NASDAQ Market Index and the NASDAQ Biotechnology Index, and it assumes any dividends are reinvested. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read together with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the notes to those financial statements included elsewhere in this Annual Report on Form 10-K. The selected statement of comprehensive loss data for the years ended December 31, 2016, 2015 and 2014 and balance sheet data as of December 31, 2016 and 2015 set forth below have been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The selected statement of comprehensive loss data for the years ended December 31, 2013 and 2012 and balance sheet data as of December 31, 2014, 2013 and 2012 set forth below have been derived from the audited financial statements for such years not included in this Annual Report on Form 10-K. The historical results presented here are not necessarily indicative of future results.

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share amounts)
Statement of Comprehensive Loss Data:
Total revenue (1)	$15,000	$66,122	$—	$—	$2,607
Research and development	59,162	56,553	53,515	46,736	38,999
General and administrative	20,703	24,676	15,911	12,741	10,901
Total operating expenses	79,865	81,229	69,426	59,477	49,900
Loss from operations	(64,865)	(15,107)	(69,426)	(59,477)	(47,293)
Interest income (expense), net	3,159	1,188	418	530	166
Net loss	(61,706)	(5,030)	(69,008)	(58,947)	(47,127)
Net loss per share—basic and diluted	$(0.45)	$(0.04)	$(0.70)	$(0.63)	$(0.64)
Weighted average number of shares outstanding—basic and diluted	136,667	125,592	98,367	93,983	73,965

	As of December 31,
	2016	2015	2014	2013	2012
Balance Sheet Data:
Cash and cash equivalents (1)(2)	$77,261	$81,725	$73,664	$33,457	$18,526
Short-term marketable securities (1)(2)	286,558	377,616	79,215	88,393	46,884
Long-term marketable securities	27,657	—	—	36,139	12,008
Working capital	368,564	447,930	141,816	115,379	58,731
Total assets	413,875	464,525	156,807	162,417	81,530
Long-term liabilities	450	231	279	56	347
Total liabilities	14,421	14,889	13,338	9,459	9,483
Total stockholders’ equity	399,454	449,636	143,469	152,958	72,047

In addition to the following notes, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and accompanying notes and previously filed Annual Reports on Form 10-K for further information regarding our results of operations and financial position for periods reported therein.

(1) In May 2015, we entered into an exclusive collaboration and license agreement with Janssen, and its affiliate, Johnson & Johnson Innovation-JJDC, Inc., or JJDC, which we refer to as the Janssen Agreement, for the further clinical advancement of a portfolio of antivirals we discovered and developed for the treatment of HCV. In addition, upon the closing of the transactions contemplated by the Janssen Agreement, we entered into a stock purchase agreement with JJDC. Pursuant to the JJDC Stock Purchase Agreement, on July 1, 2015, we issued 18,367,346 shares of common stock to JJDC at a price of $12.25 per share for an aggregate purchase price of $225 million. We recorded revenue of $66.1 million during the year ended December 31, 2015 associated with this transaction. We also recorded revenue of $15.0 million during the year ended December 31, 2016 related to the achievement of a clinical enrollment milestone under the Janssen Agreement. Also refer to footnote 5 in our Notes to the Financial Statements.

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

Our current focus is on our complement inhibitor platform, directed at advancing small molecule compounds that have the potential to be used in the treatment of immune-related diseases associated with the alternative pathway of the complement system. The complement system is a part of the human innate immune system and is believed to comprise three pathways, the alternative pathway, the lectin pathway and the classical pathway. We are advancing novel small molecules from this platform which will initially target complement factor D, an essential protein within the amplification loop of the alternative pathway. The alternative pathway is thought to play a critical role in a number of disease conditions including rare orphan conditions such as paroxysmal nocturnal hemoglobinuria, or PNH, a blood disorder, and C3 glomerulopathy, or C3G, a kidney disease, as well as more prevalent indications such as dry age-related macular degeneration, or dry AMD, an ophthalmologic disease.

We have generated a platform of potent and specific orally-administered compounds that, in preclinical studies, bind to factor D with high affinity, resulting in alternative pathway inhibition. Our lead drug candidate has demonstrated complete suppression of alternative pathway complement activity after oral dosing in healthy volunteers in a phase I clinical trial. We believe that our alternative pathway factor D inhibitor compounds may have a pharmacological advantage in addressing extravascular hemolysis, or red blood cell destruction outside of blood vessels, that affects patients with PNH, including those whose intravascular hemolysis, or red blood cell destruction within blood vessels, is successfully treated with currently approved treatments. In addition, we believe we may be able to treat the proportion of patients with PNH who have suboptimal response to, or who fail to respond to, currently approved treatments for PNH. Further, because C3G is a disease resulting from alternative pathway over-activation, we believe our factor D inhibitors may be effective in treating patients with C3G. In addition, we are advancing other small molecule compounds with characteristics appropriate for treatment of dry AMD. We may also advance other factor D inhibitors for oral systemic administration to treat PNH, C3G, or other diseases.

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

We also intend to continue to leverage our extensive expertise in structural biology and synthetic chemistry to discover and develop additional small molecule compounds to meet other significant unmet medical needs. We believe our drug discovery capabilities will allow us to further expand our drug candidate portfolio, providing us with strong growth potential and, over time, reducing our reliance on the success of any single drug candidate. Our research team has successfully discovered and advanced multiple compounds into clinical development including sovaprevir, odalasvir, and ACH-3422 in our HCV program, all of which we have licensed to Janssen, and ACH-4471, a first-generation complement factor D inhibitor from our broad alternative pathway complement inhibitor platform.

We were incorporated on August 17, 1998 in Delaware. Since our inception, we have spent substantial research and development funds to develop our drug candidate pipeline and expect to continue to do so for the foreseeable future. We have incurred losses of $503.6 million from inception through December 31, 2016 and had an accumulated deficit of $517.4 million as of December 31, 2016, which includes preferred stock dividends recognized until our initial public offering in 2006. Our net losses were $61.7 million, $5.0 million, and $69.0 million for the years ended December 31, 2016, 2015, and 2014, respectively.

We have funded our operations primarily through proceeds from the sale of equity securities. Through December 31, 2016, we have received approximately $932.4 million in aggregate gross proceeds from stock issuances, including convertible preferred stock, our initial public offering, private placements of our common stock, registered offerings of our common stock and an equity investment by Johnson & Johnson Innovation, Inc., or JJDC.

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

Under the terms of the Janssen Agreement, we are eligible to receive (1) up to $115.0 million of milestone payments based upon achievement of clinical enrollment and dosing in specified studies, substantially all of which is related to dosing in one study, (2) up to an additional $290.0 million of milestone payments based upon regulatory approvals and first commercial sale in specified territories, the majority of which relates to regulatory approval and the first commercial sale in the U.S., and (3) up to an additional $500.0 million of milestone payments based upon achieving worldwide sales targets. We recognized revenue of $15.0 million in December 2016 related to the achievement of a clinical enrollment milestone under the Janssen Agreement.

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

In addition, effective on July 1, 2015, we entered into a stock purchase agreement with JJDC, which we refer to as the JJDC Stock Purchase Agreement. Pursuant to the JJDC Stock Purchase Agreement, we issued 18,367,346 shares of common stock to JJDC at a price of $12.25 per share for an aggregate purchase price of $225.0 million.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from the commercial sale of any drugs. During the years ended December 31, 2016 and 2015, we recognized revenue of $15.0 million and $66.1 million, respectively, under the Janssen Agreement. We did not recognize any revenue during the year ended December 31, 2014.

Pursuant to the terms of the Janssen Agreement, we were required to provide technology transfer services related to the chemistry, manufacturing and know-how to Janssen for up to 180 days after the effective date of the Janssen Agreement. We completed this transfer in December 2015. We determined that the amount received in excess of the fair value of our common stock upon issuance to JJDC of $66.1 million of our common stock was attributed to the license and technology services and straight-line attribution of the license and technology services revenues would be used to recognize revenue. As such, revenue of $66.1 million was recorded during the year ended December 31, 2015 associated with this transaction.

The development, regulatory and sales milestones represent non-refundable amounts that would be paid by Janssen to us if certain milestones are achieved in the future. These milestones, if achieved, are substantive as they relate solely to past performance and are commensurate with estimated enhancement of value associated with the achievement of each milestone. However, there can be no assurance that Janssen will achieve the milestones or that we will receive the related revenue. During the year ended December 31, 2016, we recognized revenue of $15.0 million under the Janssen Agreement due to the achievement of a clinical enrollment milestone.

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

Complement Factor D Inhibitor Program

Our current focus is on our complement inhibitor platform, directed at advancing small molecule compounds that have the potential to be used in the treatment of immune-related diseases associated with the alternative pathway of the complement system. The complement system is a part of the human innate immune system and is believed to comprise three pathways, the alternative pathway, the lectin pathway and the classical pathway. We are advancing novel small molecules from this platform which will initially target complement factor D, an essential protein within the amplification loop of the alternative pathway. The alternative pathway is thought to play a critical role in a number of disease conditions including rare orphan conditions such as PNH and C3G, as well as more prevalent indications such as dry AMD.

We have generated a platform of potent and specific orally-administered inhibitors of the alternative pathway. These compounds bind to factor D with high affinity, resulting in alternative pathway inhibition. They have demonstrated complete suppression of alternative pathway complement activity after oral dosing in healthy volunteers. We believe that our alternative pathway factor D inhibitor compounds may have a pharmacological advantage in addressing extravascular hemolysis, or red blood cell destruction outside of blood vessels, that affects patients with PNH, even those whose intravascular hemolysis, or red blood cell destruction within blood vessels, is successfully treated with currently approved treatments. In addition, we believe we may be able to treat the proportion of patients who have suboptimal response to, or who fail to respond to, currently approved treatments for PNH. Further, because C3G is a disease specific to alternative pathway over-activation, we believe our factor D inhibitors may be effective in treating patients with C3G. In addition, we are advancing other small molecule compounds with characteristics appropriate for treatment of dry AMD. We may also advance other factor D inhibitors for oral systemic administration to treat other diseases after further characterization.

HCV Program

We established our HCV drug candidate pipeline entirely through our internal discovery capabilities. Through these efforts, we identified and developed a portfolio of drug candidates including odalasvir, ACH-3422 and sovaprevir. Prior to entering into the Janssen Agreement, we were focused on the development of the following HCV drug candidates:

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

ACH-3422 and sovaprevir are not currently in clinical development under the Janssen Agreement.

In September 2016, we announced clinical trial results from the first triple combination regimen under the collaboration. Initiated in October 2015, the phase IIa clinical trial tested a combination regimen consisting of Olysio® (simeprevir), a protease inhibitor marketed by Janssen, AL-335, a nucleotide polymerase inhibitor in clinical development by Janssen, and odalasvir. This study was designed to determine the safety, pharmacokinetics, and efficacy of different dosing regimens containing odalasvir and AL-335, with or without simeprevir, in treatment-naïve patients with genotype 1 HCV infection for treatment durations of eight or six weeks.

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

In November 2016, we announced that Janssen had initiated OMEGA-1, a phase IIb clinical trial of JNJ-4178 in patients with genotypes 1, 2, 4, 5 and 6 HCV, including both treatment-naïve and treatment-experienced patients. This clinical trial is ongoing.

All costs associated with internal research and development, and research and development services for which we have externally contracted, are expensed as incurred. The costs of obtaining patents for our drug candidates are expensed as incurred as indirect costs. Our research and development expenses for the years ended December 31, 2016, 2015 and 2014 were as follows:

	For the Years Ended December 31,
	2016	2015	2014
	(in thousands)
Direct external costs:
Complement factor D compounds	$32,623	$13,320	$2,676
HCV compounds and combination trials	326	20,956	31,959
Other	—	47	205

	32,949	34,323	34,840
Direct internal personnel costs	19,514	17,605	14,607

Sub-total direct costs	52,463	51,928	49,447
Indirect costs and overhead	7,110	5,265	4,746
Connecticut research and development tax credit	(411)	(640)	(678)

Total research and development	$59,162	$56,553	$53,515

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

Janssen will bear the future costs of worldwide development and commercialization of products under the Janssen Agreement. Accordingly, we do not expect to incur research and development costs associated with our HCV compounds or combination trials in the future.

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

The development, regulatory and sales milestones represent non-refundable amounts that would be paid by Janssen to us if certain milestones are achieved in the future. We have elected to apply the guidance in ASC 605-28 to the milestones. These milestones, if achieved, are substantive as they relate solely to past performance and are commensurate with estimated enhancement of value associated with the achievement of each milestone as a result of our performance; however, there can be no assurance that Janssen will achieve the milestones or that we will receive the related revenue. During the year ended December 31, 2016, we recognized revenue of $15.0 million under the Janssen agreement due to the achievement of a clinical enrollment milestone.

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

For the years ended December 31, 2016, 2015 and 2014, we based our estimate of the expected term of historical data for similar stock option grants and we calculated volatility based on actual volatility for the expected term of the option. We are also required to estimate forfeitures at the grant date and recognize compensation costs for only those awards that are expected to vest.

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

We do not have any unrecognized tax benefits as of December 31, 2016. We review all tax positions to ensure the tax treatment selected is sustainable based on its technical merits and that the position would be sustained if challenged.

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

Revenues:

During the years ended December 31, 2016 and 2015 we recognized revenue of $15.0 million and $66.1 million, respectively, under the Janssen Agreement. We did not recognize any revenue during the year ended December 31, 2014.

Comparison of the Years Ended December 31, 2016 and 2015

The decrease in collaboration revenue in 2016 is related to the recognition of revenue under the Janssen Agreement. During the year ended December 31, 2016, we recognized $15.0 million of revenue under the

Janssen Agreement due to the achievement of a clinical enrollment milestone. During the year ended December 31, 2015, we recognized $66.1 million of revenue under the Janssen Agreement related to the upfront payment received by us in exchange for the license and technology transfer services and the issuance of our common stock to an affiliate of Janssen’s.

Comparison of the Years Ended December 31, 2015 and 2014

The increase in collaboration revenue in 2015 was related to the $66.1 million recognition of revenue under the Janssen Agreement related to the upfront payment received by us in exchange for the license and technology transfer services and the issuance of our common stock to an affiliate of Janssen’s.

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

	For the Years Ended			Change
	2016	2015	2014	2016 vs. 2015		2015 vs. 2014
	(in thousands)
Personnel costs	$14,824	$13,130	$11,894	$1,694	13%	$1,236	10%
Stock based compensation	4,695	4,500	2,713	195	4%	1,787	66%
Outsourced research and supplies	30,062	31,214	31,706	(1,152)	(4)%	(492)	(2)%
Professional and consulting fees	5,501	5,287	5,263	214	4%	24	0%
Facilities costs	3,320	2,505	2,083	815	33%	422	20%
Travel and other costs	1,171	557	534	614	110%	23	4%
Research and development tax credit	(411)	(640)	(678)	229	(36)%	38	(6)%

Total	$59,162	$56,553	$53,515	$2,609	5%	$3,038	6%

Comparison of the Years Ended December 31, 2016 and 2015

The increase in research and development costs from 2015 to 2016 was primarily due to increased manufacturing, clinical trial and consulting costs related to the advancement of ACH-4471, partially offset by decreased manufacturing, clinical trial and consulting costs related to our HCV compounds, which were licensed to Janssen in 2015. Personnel costs also increased due to the addition of personnel in our discovery and development groups.

We expect research and development expenses over the next year will generally be consistent with 2016 expenses as we continue to advance clinical compounds from our alternative pathway platform, continue to manufacture and formulate ACH-4471 and our other complement factor D inhibitors, and pursue additional discovery opportunities for creating small molecule therapies that address significant patient needs.

Comparison of the Years Ended December 31, 2015 and 2014

The increase in research and development costs from 2014 to 2015 was primarily due to increased preclinical and manufacturing costs related to the advancement of our complement inhibitor program. These amounts were partially offset by decreased clinical trial costs related to our ACH-3422 clinical trials, our odalasvir and sofosbuvir combination trial and ACH-2684 clinical and manufacturing costs. Personnel and non-cash stock-based compensation costs also increased in 2015 due to the addition of personnel in our drug development group.

General and Administrative Expenses:

General and administrative expenses consist primarily of salaries and benefits for management and administrative personnel, professional and consulting fees for legal, business development, accounting and other services, travel costs and facility-related costs such as rent, utilities and other general office expenses. General and administrative expenses consisted of the following:

	For the Years Ended			Change
	2016	2015	2014	2016 vs. 2015		2015 vs. 2014
	(in thousands)
Personnel costs	$6,136	$5,099	$4,339	$1,037	20%	$760	18%
Stock based compensation	6,311	5,572	4,560	739	13%	1,012	22%
Professional and consulting fees	4,771	11,038	4,983	(6,267)	(57)%	6,055	122%
Facilities costs	1,114	875	729	239	207%	146	20%
Travel and other costs	2,371	2,092	1,300	279	13%	792	61%

Total	$20,703	$24,676	$15,911	$(3,973)	(16)%	$8,765	55%

Comparison of the Years Ended December 31, 2016 and 2015

The decrease in general and administrative costs from 2015 to 2016 was primarily due to decreased business development consulting fees and corporate legal fees that were incurred in 2015 related to the Janssen Agreement, partially offset by increased personnel and non-cash stock compensation largely related to the addition of personnel.

We expect that general and administrative costs during the next year will be generally consistent with 2016 costs.

Comparison of the Years Ended December 31, 2015 and 2014

The increase in general and administrative costs from 2014 to 2015 was primarily due to increased business consulting and corporate legal fees in 2015 related to the Janssen Agreement, increased corporate fees and taxes, and increased personnel and non-cash stock-based compensation costs due to the addition of personnel.

Other Income and Expense:

Comparison of the Years Ended December 31, 2016 and 2015

Other income was $0 and $8.9 million for the years ended December 31, 2016 and 2015, respectively. The $8.9 million decrease was due to the nonrecurring receipt of an $8.9 million payment by a stockholder representing the disgorgement of short swing profits under Section 16(b) of the Securities Exchange Act in 2015.

Interest income was $3.2 million and $1.2 million for the years ended December 31, 2016 and 2015, respectively. The $2.0 million, or 172%, increase from 2015 to 2016 was primarily due to increased average cash balances.

Interest expense was $68,000 and $55,000 for the years ended December 31, 2016 and 2015, respectively. The increase of $13,000, or 24%, was primarily due to higher average debt balances outstanding in 2016.

Comparison of the Years Ended December 31, 2015 and 2014

Other income was $8.9 million and $0 for the years ended December 31, 2015 and 2014, respectively. The $8.9 million increase was due to the receipt of a payment by a stockholder representing the disgorgement of short swing profits under Section 16(b) of the Securities Exchange Act in 2015.

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

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through proceeds from the sale of equity securities. Through December 31, 2016, we have received approximately $932.4 million in aggregate gross proceeds from stock issuances, including convertible preferred stock, our initial public offering, private placements of our common stock, registered offerings of our common stock and the equity investment by JJDC.

In October 2014, we entered into a Master Security Agreement for a $1.0 million Capital Expenditure Line of Credit, or the 2014 Credit Facility, with Webster Bank, National Association, or Webster. Under the 2014 Credit Facility, we were entitled to draw down equipment loan advances for the purchase of new laboratory equipment through October 3, 2015. Each advance under the 2014 Credit Facility is payable over a three year term and bear interest at a fixed rate, determined at the time of each advance, equal to the three year Federal Home Loan Bank of Boston Classic Advance rate plus 4.75%. In October 2014 and March 2015, Webster advanced $440,000 and $229,000, respectively, to us under the 2014 Credit Facility.

In May 2016, we entered into an amendment to the Master Security Agreement. The amendment provides for a line of credit for equipment loan advances of $1.4 million, of which approximately $400,000 reflected the outstanding balance as of the date of the amendment, under the Master Security Agreement, dated October 2014, or the 2016 Credit Facility. We can utilize the 2016 Credit Facility in connection with the purchase of new laboratory equipment through May 26, 2017. The purchased equipment will serve as collateral for any advances. Each drawdown under the 2016 Credit Facility will be payable over a three-year term and will bear interest at a fixed rate, determined at the time of each borrowing, equal to the Three Year Federal Home Loan Bank of Boston Classic Advance rate plus 4.75%. In October 2016, Webster advanced $443,000 to us under the 2016 Credit Facility.

As of December 31, 2016, our debt balance due to borrowings was $652,000 with a weighted average interest rate of 6.10%. As of December 31, 2016, the following amounts remained outstanding under the 2014 Credit Facility and the 2016 Credit Facility:

Lender	Date	Interest Rate (per annum)	Principal Amount	Outstanding Balance	Maturity Date
Webster Bank	October 2014	6.30%	$440,000	$131,681	October 2017
Webster Bank	March 2015	6.20%	$228,962	$100,659	March 2018
Webster Bank	October 2016	6.01%	$443,000	$420,007	October 2019

In February 2017, we expect to file a universal shelf registration on Form S-3 to register for sale from time to time up to $250.0 million of common stock, preferred stock, warrants and/or units in one or more offerings. Further, in February 2017, we entered into a sales agreement with Cantor Fitzgerald & Co., or Cantor, pursuant to which, from time to time, we may offer and sell shares of our common stock having an aggregate offering price of up to $75.0 million through Cantor pursuant to such universal shelf registration statement, after such time as the registration statement is declared effective by the SEC.

We had $391.5 million and $459.3 million in cash, cash equivalents and marketable securities as of December 31, 2016 and 2015, respectively. We regularly review our investments and monitor the financial markets. As of December 31, 2016, our cash, cash equivalents and marketable securities included high-quality financial instruments, primarily money market funds, government sponsored bond obligations and other corporate debt securities which we believe are subject to limited credit risk.

Cash used in operating activities was $65.7 million for the year ended December 31, 2016 and was primarily attributable to our net loss during the period of $61.7 million, combined with an increase in other receivables of $14.8 million and a decrease in accrued expenses of $3.7 million. This amount was partially offset by $12.9 million in non-cash charges related to depreciation, amortization of premiums on marketable securities and stock-based compensation combined with a $2.7 million increase in accounts payable. Cash provided by operating activities was $5.6 million for the year ended December 31, 2015 and was primarily attributable to our net loss during the period of $5.0 million, adjusted for $12.8 million in non-cash charges related to depreciation, amortization of premiums on marketable securities and stock-based compensation combined with a $3.9 million increase in accrued expenses. This amount was partially offset by our $5.0 million net loss combined with $2.5 million in premiums paid on the purchase of investments and a $2.3 million decrease in accounts payable. Cash used in operating activities was $55.5 million for the year ended December 31, 2014 and was primarily attributable to our $69.0 million net loss primarily offset by $9.7 million non-cash charges related to depreciation, amortization of premiums on marketable securities and stock-based compensation combined with a $3.8 million increase in accounts payable and accrued expenses.

Cash provided by investing activities was $60.7 million for the year ended December 31, 2016 and was primarily attributable to maturities of marketable securities and was partially offset by purchases of marketable securities. Cash used in investing activities was $298.7 million for the year ended December 31, 2015 and was primarily attributable to purchase of marketable securities and partially offset by maturities of marketable securities. Cash provided by investing activities was $43.3 million for the year ended December 31, 2014 and was primarily attributable to maturities of marketable securities and partially offset by purchases of marketable securities.

Cash provided by financing activities was $0.5 million for the year ended December 31, 2016 and was primarily attributable to borrowings of debt under the 2016 Credit Facility combined with proceeds from our employee stock purchase plan and the exercise of stock options, partially offset by repayments of debt. Cash provided by financing activities was $301.1 million for the year ended December 31, 2015 and was primarily attributable to $158.9 million in proceeds related to the JJDC Stock Purchase Agreement, $132.6 million in net proceeds from our February 2015 public offering of common stock combined with $5.6 million in net proceeds from the issuance of stock under an at-the-market sales agreement with Cantor Fitzgerald. Cash provided by financing activities was $52.4 million for the year ended December 31, 2014 and was primarily attributable to $42.6 million in net proceeds from the sale of 3,236,497 shares of our common stock pursuant to our at-the-market sales agreement with Cantor Fitzgerald, combined with $9.4 million in proceeds from the exercise of stock options and warrants.

We expect to incur substantial and increasing losses for at least the next several years as we seek to continue preclinical and clinical development of our complement inhibitor compounds and drug candidates.

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

We may augment our cash balance through financing transactions, including through a combination of public and private equity offerings, debt financings and collaboration, strategic alliance and licensing arrangements. For example, in February 2017, we entered into an agreement with Cantor Fitzgerald & Co., or Cantor, pursuant to which, from time to time, we may offer and sell up to $75.0 million of shares of our common stock “at the market” through Cantor pursuant to a universal shelf registration statement that we expect to file in February 2017, after such time as the registration statement is declared effective by the SEC. In connection with capital raising activities, we may be required to dilute the ownership interests of our existing stockholders substantially. There can be no assurance that we will be able to obtain adequate levels of additional funding on favorable terms, if at all, or that we will earn milestone-based or royalty payments pursuant to the Janssen Agreement. If we are unable to obtain adequate levels of additional funding or if we do not earn the milestone-based or royalty payments pursuant to the Janssen Agreement, in whole or in part, we may be required to:

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

Contractual Obligations and Commitments

The following table sets forth a summary of our commitments as of December 31, 2016:

	Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Debt, including interest	$698	$380	$318	$—	$—
Operating lease obligations	2,930	912	2,018	—	—
Clinical research obligations	20,375	17,309	3,028	38	—
Other professional obligations	1,275	1,275	—	—	—

Total	$25,278	$19,876	$5,364	$38	$—

Clinical research obligations consists of costs of services by clinical organizations, other outsourced research and materials used in research and development activities. Other professional obligations consist mainly of general and administrative consulting obligations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2016.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes all existing revenue recognition requirements, including most industry-specific guidance. ASU No. 2014-09 requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which delays the effective date of ASU No. 2014-09 by one year. The new standard is effective for reporting periods beginning after December 15, 2017. We are not planning to early adopt and are currently evaluating certain aspects of the impact ASU No. 2014-09 will have on our financial position and results of operations. Certain aspects of our arrangement with Janssen may be impacted, particularly as it relates to timing of the revenue recognition.

In August 2014, FASB issued ASU No. 2014-15, “Presentation of Financial Statements—Going Concern.” ASU No. 2014-15 provides guidance regarding management’s responsibility to evaluate whether there exists substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. ASU No. 2014-15 was effective for us in the fourth quarter of 2016. The adoption of ASU No. 2014-15 did not have a material effect on our financial position and results of operations or disclosures.

In February 2016, FASB issued ASU No. 2016-02 “Leases—Topic 842.” ASU No. 2016-02 requires the recognition of lease assets and lease liabilities by lessees for all leases greater than one year in duration and classified as operating leases under previous GAAP. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, and for interim periods within that fiscal year. We are currently evaluating the impact ASU No. 2016-02 will have on our financial position and results of operations.

In March 2016, FASB issued ASU No. 2016-09, “Compensation—Stock Compensation (Topic 718).” The new guidance simplifies certain aspects related to income taxes, statement of cash flows, and forfeitures when accounting for share-based payment transactions. ASU No. 2016-09 is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted. We are currently evaluating the impact ASU No 2016-09 will have on our financial position and results of operations.

In March 2016, FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations” which clarifies the implementation guidance on principal versus agent considerations. Further, in April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” which clarifies the implementation guidance on identifying performance obligations and licensing. We are currently evaluating the method of adoption and the potential impact that Topic 606 may have on our financial position and results of operations.

In August 2016, FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” ASU No. 2016-15 eliminates the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows by adding or clarifying guidance on eight specific cash flow issues. ASU No. 2016-15 is effective for fiscal years beginning after December 15, 2017, and for interim periods within that fiscal year. We do not believe ASU No. 2016-15 will have a material effect on our financial position and results of operations.

In November 2016, FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” which requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and restricted cash. As a result, restricted cash will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, and the new guidance is to be applied retrospectively. We do not believe ASU 2016-18 will have a material effect on our financial position and results of operations.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework (2013).

Based on its assessment, management concluded that, as of December 31, 2016, our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Lock-up Agreement

On February 23, 2017, we entered into a lock-up agreement with Johnson & Johnson Innovation-JJDC, Inc., or JJDC, pursuant to which JJDC agreed that, subject to certain exceptions, it will not, and will also cause its affiliates not to, without our prior approval, sell, transfer or otherwise dispose of the shares of our common stock owned by it until the earlier of (1) January 31, 2018, or (ii) such date that is 60 days after the first public announcement of top-line clinical results from Janssen Pharmaceuticals, Inc.’s, or Janssen, on-going OMEGA-1 phase 2b clinical trial.

In May 2015, we entered into parallel transactions with JJDC and its affiliate, Janssen, comprising (1) an exclusive collaboration and license agreement with Janssen and (2) a stock purchase agreement with JJDC pursuant to which JJDC purchased shares of our common stock. See “Business—Collaboration with Janssen Pharmaceuticals, Inc.” for more information.

Sales Agreement

On February 23, 2017, we entered into a Controlled Equity OfferingSM Sales Agreement, or the sales agreement, with Cantor Fitzgerald & Co., or Cantor, as agent, pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $75,000,000 from time to time through Cantor. The shares to be sold under the sales agreement, if any, may be issued and sold pursuant to a universal shelf registration statement on Form S-3 that we expect to file with the Securities and Exchange Commission, or SEC, after such time as the registration statement is declared effective by the SEC.

Once the registration statement is declared effective by the SEC, upon delivery of a placement notice and subject to the terms and conditions of the sales agreement, Cantor may sell such shares by any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended.

We or Cantor may suspend or terminate the offering of our shares upon notice to the other party, subject to certain conditions. Cantor will act as sales agent on a reasonable efforts basis consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of NASDAQ.

We have agreed to pay Cantor commissions for its services of acting as agent of up to 3.0% of the gross proceeds from the sale of our shares pursuant to the sales agreement. We have also agreed to provide Cantor with customary indemnification and contribution rights.

A copy of the sales agreement is attached as Exhibit 10.27 to this Annual Report on Form 10-K and is incorporated herein by reference. The foregoing description of the material terms of the sales agreement does not purport to be complete and is qualified in its entirety by reference to such exhibit.

This Annual Report on Form 10-K shall not constitute an offer to sell or the solicitation of an offer to buy shares of our common stock nor shall there be any sale of shares of our common stock in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state or jurisdiction.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We intend to file with the Securities and Exchange Commission a definitive Proxy Statement, which we refer to herein as the Proxy Statement, not later than 120 days after the close of the fiscal year ended December 31, 2016. The information required by this item is incorporated herein by reference to the information contained under the sections captioned “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” of the Proxy Statement. The information required by this item relating to executive officers is included in “Part I, Item 1—Business—Executive Officers of the Registrant” of this Annual Report on Form 10-K on page 29 and is incorporated by reference.

We have adopted a written code of business conduct and ethics, which applies to our principal executive officer, principal financial or accounting officer or person serving similar functions and all of our other employees and members of our board of directors. The text of our code of ethics is available on our website at www.achillion.com. We did not waive any provisions of the code of business ethics during the year ended December 31, 2016. If we amend, or grant a waiver under, our code of business ethics that applies to our principal executive officer, principal financial or accounting officer, or persons performing similar functions, we intend to post information about such amendment or waiver on our website at www.achillion.com.

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

(a)(2) Financial Statement Schedules

Not applicable

(a)(3) List of Exhibits

The exhibits which are filed with this report or which are incorporated herein by reference are set forth in the Exhibit Index hereto.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 23, 2017.

ACHILLION PHARMACEUTICALS, INC.

By:	/S/ MILIND S. DESHPANDE
Milind S. Deshpande President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MILIND S. DESHPANDE Milind S. Deshpande	President and Chief Executive Officer and Director (Principal executive officer)	February 23, 2017

/S/ MARY KAY FENTON Mary Kay Fenton	Executive Vice President and Chief Financial Officer (Principal financial and accounting officer)	February 23, 2017

/S/ DAVID SCHEER David Scheer	Chairman of the Board	February 23, 2017

/S/ JASON FISHERMAN, M.D. Jason Fisherman, M.D.	Director	February 23, 2017

/S/ GARY E. FRASHIER Gary E. Frashier	Director	February 23, 2017

/S/ KURT GRAVES Kurt Graves	Director	February 23, 2017

/S/ MICHAEL D. KISHBAUCH Michael D. Kishbauch	Director	February 23, 2017

/S/ ROBERT VAN NOSTRAND Robert Van Nostrand	Director	February 23, 2017

/S/ FRANK VERWIEL Frank Verwiel	Director	February 23, 2017

/S/ NICOLE VITULLO Nicole Vitullo	Director	February 23, 2017

To the Board of Directors and Shareholders of

Achillion Pharmaceuticals, Inc.:

In our opinion, the accompanying balance sheets and the related statements of comprehensive loss, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Achillion Pharmaceuticals, Inc. at December 31, 2016 and December 31, 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut

February 23, 2017

Achillion Pharmaceuticals, Inc.

Balance Sheets

(in thousands, except per share amounts)

	As of December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$77,261	$81,725
Marketable securities	286,558	377,616
Accounts and other receivables	15,256	506
Prepaid expenses and other current assets	3,460	2,741

Total current assets	382,535	462,588
Marketable securities	27,657	—
Fixed assets, net	3,479	1,735
Other assets	52	50
Restricted cash	152	152

Total assets	$413,875	$464,525

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,002	$4,133
Accrued expenses	6,618	10,302
Current portion of long-term debt	351	223

Total current liabilities	13,971	14,658
Other long-term liabilities	149	—
Long-term debt	301	231

Total liabilities	14,421	14,889

Commitments and contingencies (Note 14)
Stockholders’ Equity:
Common Stock, $0.001 par value; 200,000 shares authorized at December 31, 2016 and 2015; 136,722 and 136,640 shares issued and outstanding at December 31, 2016 and 2015, respectively	137	137
Additional paid-in capital	916,584	905,256
Accumulated deficit	(517,418)	(455,712)
Accumulated other comprehensive income (loss)	151	(45)

Total stockholders’ equity	399,454	449,636

Total liabilities and stockholders’ equity	$413,875	$464,525

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Comprehensive Loss

(in thousands, except per share amounts)

	Years Ended December 31,
	2016	2015	2014
Revenue	$15,000	$66,122	$—

Operating expenses
Research and development	59,162	56,553	53,515
General and administrative	20,703	24,676	15,911

Total operating expenses	79,865	81,229	69,426

Loss from operations	(64,865)	(15,107)	(69,426)
Other income (expense)
Interest income	3,227	1,188	455
Interest expense	(68)	(55)	(37)
Other income	—	8,944	—

Net loss	$(61,706)	$(5,030)	$(69,008)

Unrealized income (loss) on marketable securities	196	(33)	(18)

Total other comprehensive income (loss)	196	(33)	(18)

Total comprehensive income (loss)	$(61,510)	$(5,063)	$(69,026)

Basic and diluted net loss per share attributable to common stockholders (Note 4)	$(0.45)	$(0.04)	$(0.70)

Weighted average shares used in computing basic and diluted net loss per share attributable to common stockholders	136,667	125,592	98,367

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Stockholders’ Equity for the Years Ended December 31, 2014, 2015 and 2016

(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Stock Subscription Receivable	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2013	96,792	$97	$534,529	$(381,674)	—	$6	$152,958
Net loss	—	—	—	(69,008)	—	—	(69,008)
Other comprehensive income (loss)	—	—	—	—	—	(18)	(18)
Stock compensation	—	—	7,273	—	—	—	7,273
Issuance of common stock upon exercise of warrants	2,099	2	5,249	—	—	—	5,251
Issuance of common stock upon exercise of stock options	1,364	1	4,192	—	(126)	—	4,067
Issuance of common stock under the Employee Stock Purchase Plan	102	1	240	—	—	—	241
Issuance of common stock in connection with the public offering, net of issuance costs	3,237	3	48,313	—	(5,611)	—	42,705

Balances at December 31, 2014	103,594	$104	$599,796	$(450,682)	(5,737)	$(12)	$143,469
Net loss	—	—	—	(5,030)	—	—	(5,030)
Other comprehensive income (loss)	—	—	—	—	—	(33)	(33)
Stock compensation	—	—	10,072	—	—	—	10,072
Issuance of common stock upon exercise of warrants	8	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	835	1	3,730	—	126	—	3,857
Issuance of common stock under the Employee Stock Purchase Plan	36	—	290	—	—	—	290
Issuance of common stock in connection with public offerings, net of issuance costs	13,800	14	132,509	—	5,611	—	138,134
Issuance of common stock in connection with the JJDC Stock Purchase Agreement	18,367	18	158,859	—	—	—	158,877

Balances at December 31, 2015	136,640	$137	$905,256	$(455,712)	$—	$(45)	$449,636
Net loss	—	—	—	(61,706)	—	—	(61,706)
Other comprehensive income (loss)	—	—	—	—	—	196	196
Stock compensation	—	—	11,006	—	—	—	11,006
Issuance of common stock upon exercise of stock options	41	—	108	—	—	—	108
Issuance of common stock under the Employee Stock Purchase Plan	41	—	214	—	—	—	214

Balances at December 31, 2016	136,722	$137	$916,584	$(517,418)	$—	$151	$399,454

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net loss	$(61,706)	$(5,030)	$(69,008)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	955	694	489
Noncash stock-based compensation	11,006	10,072	7,273
(Gain)/loss on disposal of equipment	8	2	(2)
Premium on purchases of marketable securities	(565)	(2,486)	(947)
Amortization of premium on marketable securities	985	2,002	1,959
Changes in operating assets and liabilities:
Accounts and other receivables	(14,750)	(411)	385
Prepaid expenses and other current assets	(721)	(837)	575
Accounts payable	2,693	(2,285)	1,827
Accrued expenses	(3,707)	3,856	1,925
Other long-term liabilities	149	—	—

Net cash provided by (used in) operating activities	(65,653)	5,577	(55,524)

Cash flows from investing activities
Purchase of fixed assets	(2,508)	(704)	(947)
Purchase of marketable securities	(499,115)	(692,525)	(79,338)
Maturities of marketable securities	562,292	394,575	123,625

Net cash provided by (used in) investing activities	60,669	(298,654)	43,340

Cash flows from financing activities
Proceeds from issuance of common stock in connection with public offerings, net of issuance costs	—	138,260	42,705
Proceeds from issuance of common stock in connection with the JJDC Stock Purchase Agreement	—	158,877	—
Proceeds from exercise of stock options	108	3,730	4,067
Proceeds from exercise of warrants	—	—	5,251
Proceeds from sale of stock under the Employee Stock Purchase Plan	214	290	241
Borrowings of debt	444	229	440
Repayments of debt	(246)	(248)	(313)

Net cash provided by financing activities	520	301,138	52,391

Net increase (decrease) in cash and cash equivalents	(4,464)	8,061	40,207
Cash and cash equivalents, beginning of period	81,725	73,664	33,457

Cash and cash equivalents, end of period	$77,261	$81,725	$73,664

Supplemental disclosure of cash flow information
Cash paid for interest	$46	$50	$35
Supplemental disclosure of noncash financing activities
Cashless exercise of warrants	$—	$53	$2,848
Purchases of equipment in accounts payable or accrued expenses	$199	—	—

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

The Company incurred losses of $503,557 from inception through December 31, 2016 and had an accumulated deficit of $517,418 at December 31, 2016, which includes preferred stock dividends recognized until the Company’s initial public offering in 2006. The Company has funded its operations primarily through the sale of equity securities.

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

In May 2015, the Company entered into parallel transactions with Janssen and its affiliate, Johnson & Johnson Innovation-JJDC, Inc. (“JJDC”), consisting of (i) an exclusive collaboration and license agreement with Janssen (the “Janssen Agreement”) pursuant to which, upon the closing of the transactions contemplated by the Janssen Agreement on June 29, 2015, the Company granted Janssen exclusive worldwide rights to develop and commercialize products that contain one or more of the Company’s drug candidates for the treatment of chronic hepatitis C virus (“HCV”) infection, namely odalasvir, a second-generation NS5A inhibitor, ACH-3422, a NS5B HCV polymerase inhibitor, and sovaprevir, a NS3/4A HCV protease inhibitor, and (ii) a stock purchase agreement with JJDC (the “JJDC Stock Purchase Agreement”) pursuant to which, upon the closing of the transactions contemplated by the JJDC Stock Purchase Agreement, JJDC purchased 18,367 shares of the Company’s common stock (the “Shares”) at a price of $12.25 per share, for an aggregate purchase price of $225,000. The Janssen Agreement became effective on June 29, 2015 upon the early termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”). The JJDC Stock Purchase Agreement became effective July 1, 2015. In connection with the closing of the transactions contemplated by the JJDC Stock Purchase Agreement, the Company and JJDC entered into an Investor Agreement (the “Investor Agreement”) on July 1, 2015.

Pursuant to the terms of the Janssen Agreement, the Company was required to provide technology transfer services related to the chemistry, manufacturing and know-how to Janssen for up to 180 days after the effective date of the agreement. In accordance with ASC 605-25, which provides guidance on accounting for multiple-element arrangements, including the determination of the units of accounting and allocation of total arrangement consideration, the Company identified all of the obligations at the inception of the Janssen Agreement. The significant obligations were determined to be the license and the technology transfer services. The Company determined that license and technology transfer services represent a single unit of accounting because they were not viewed to have standalone value. The Janssen Agreement entered into by the Company and Janssen, the JJDC Stock Purchase Agreement, and the Investor Agreement were entered into by the Company and Janssen’s affiliate in contemplation of each other. The only upfront amount received by the Company in exchange for the license and technology transfer services and the issuance of the Shares was the $225,000. The Company determined that the amount received in excess of the fair value of the Shares upon issuance of $66,122 was attributed to the license and technology services. The Company also determined that there was no discernable pattern in which the technology services would be provided during the 180 day period after the effective date. In accordance with ASC 605-10, the Company determined that straight-line attribution of the license and technology services revenues would be used to recognize revenue. As such, revenue of $66,122 was recorded during the year ended December 31, 2015 associated with this transaction.

The development, regulatory and sales milestones represent non-refundable amounts that would be paid by Janssen to the Company if certain milestones are achieved in the future. The Company has elected to apply the guidance in ASC 605-28 to the milestones. These milestones, if achieved, are substantive as they relate solely to past performance and are commensurate with estimated enhancement of value associated with the achievement of each milestone as a result of the Company’s performance; however, there can be no assurance that Janssen will achieve the milestones or that the Company will receive the related revenue. During the year ended December 31, 2016, the Company recognized revenue of $15,000 related to the achievement of a clinical enrollment milestone under the Janssen Agreement.

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

For the years ended December 31, 2016, 2015 and 2014, the Company based its estimate of the expected term on historical data for similar stock option grants and the Company calculated volatility based on actual volatility for the expected term of the option. The Company estimates forfeitures at the grant date and recognizes compensation costs for only those awards that are expected to vest.

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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents are stated at cost, which approximates fair value, and include short-term, highly-liquid investments with original maturities of less than three months. The Company also holds certificates of deposit, which collateralize the Company’s facility lease which are classified as restricted cash in the

Achillion Pharmaceuticals, Inc.

Notes to Financial Statements—(Continued)

(in thousands, except per share amounts)

accompanying balance sheets. The restricted cash will be released from restriction in 2020. At December 31, 2016 and 2015, the Company had $77,261 and $81,725, respectively, of cash and cash equivalents.

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

The fair value of the Company’s marketable securities of $314,215 and $377,616 as of December 31, 2016 and 2015, respectively, was valued based on level 2 inputs. The Company’s investments consist mainly of corporate debt securities and government sponsored bond obligations. Fair value is determined by taking into consideration valuations obtained from third-party pricing services. The third-party pricing services utilize industry standard valuation models, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; issuer credit spreads; benchmark securities; and other observable inputs. The Company has assessed these as level 2 within the fair value hierarchy of ASC 820. The Company classifies its entire investment portfolio as available for sale as defined in ASC 320, “Debt and Equity Securities.” Securities are carried at fair value with the unrealized gains (losses) reported as a separate component of stockholders’ equity within accumulated other comprehensive income.

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

For the years ended December 31, 2016, 2015, and 2014, 100%, 100% and 0%, respectively, of the Company’s revenue was generated from the Janssen Agreement. At December 31, 2016 and 2015, 99% and 79%, respectively, of the Company’s accounts receivable was from one collaboration partner.

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

Achillion Pharmaceuticals, Inc.

Notes to Financial Statements—(Continued)

(in thousands, except per share amounts)

The Company did not have any unrecognized tax benefits as of December 31, 2016. The Company reviews all tax positions to ensure the tax treatment selected is sustainable based on its technical merits and that the position would be sustained if challenged.

Segment Information

The Company is engaged solely in the discovery and development of innovative small molecule drug therapies. Accordingly, the Company has determined that it operates in one operating segment.

Accounting Standards Updates

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes all existing revenue recognition requirements, including most industry-specific guidance. ASU No. 2014-09 requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which delays the effective date of ASU No. 2014-09 by one year. The new standard is effective for reporting periods beginning after December 15, 2017. The Company is not planning to early adopt and is currently evaluating certain aspects of the impact ASU No. 2014-09 will have on its financial position and results of operations. Certain aspects of the Company’s arrangement with Janssen may be impacted, particularly as it relates to timing of the revenue recognition.

In August 2014, FASB issued ASU No. 2014-15, “Presentation of Financial Statements—Going Concern.” ASU No. 2014-15 provides guidance regarding management’s responsibility to evaluate whether there exists substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. ASU No. 2014-15 was effective for us in the fourth quarter of 2016. The adoption of ASU No. 2014-15 did not have a material effect on the Company’s financial position and results of operations or disclosures.

In February 2016, FASB issued ASU No. 2016-02 “Leases—Topic 842.” ASU No. 2016-02 requires the recognition of lease assets and lease liabilities by lessees for all leases greater than one year in duration and classified as operating leases under previous GAAP. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, and for interim periods within that fiscal year. The Company is currently evaluating the impact ASU No. 2016-02 will have on its financial position and results of operations.

In March 2016, FASB issued ASU No. 2016-09, “Compensation—Stock Compensation (Topic 718).” The new guidance simplifies certain aspects related to income taxes, statement of cash flows, and forfeitures when accounting for share-based payment transactions. ASU No. 2016-09 is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact ASU No 2016-09 will have on its financial position and results of operations.

In March 2016, FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations” which clarifies the implementation guidance on principal versus agent considerations. Further, in April 2016, FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” which clarifies the implementation

Achillion Pharmaceuticals, Inc.

Notes to Financial Statements—(Continued)

(in thousands, except per share amounts)

guidance on identifying performance obligations and licensing. The Company is currently evaluating the method of adoption and the potential impact that Topic 606 may have on its financial position and results of operations.

In August 2016, FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” ASU No. 2016-15 eliminates the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows by adding or clarifying guidance on eight specific cash flow issues. ASU No. 2016-15 is effective for fiscal years beginning after December 15, 2017, and for interim periods within that fiscal year. The Company does not believe ASU No. 2016-15 will have a material effect on its financial position and results of operations.

In November 2016, FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” ASU No. 2016-18 requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and restricted cash. As a result, restricted cash will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, and the new guidance is to be applied retrospectively. The Company does not believe ASU 2016-18 will have a material effect on its financial position and results of operations.

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

Between December 22, 2014 and December 31, 2014, the Company sold 3,236 shares of its common stock pursuant to the Sales Agreement, dated November 8, 2012, between the Company and Cantor Fitzgerald & Co. (the “Cantor Sales Agreement”). In connection with these sales, the Company received $48,316 in net proceeds. As of December 31, 2014, the Company had $5,611 in subscriptions receivable, as a portion of the sales under the Cantor Sales Agreement closed in January 2015. In January 2015, the Company received the remaining $5,611 in net proceeds from the portion of the sales that closed in January 2015.

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

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Net loss (numerator)	$(61,706)	$(5,030)	$(69,008)
Weighted-average shares, in thousands (denominator)	136,667	125,592	98,367
Basic and diluted net loss per share	$(0.45)	$(0.04)	$(0.70)

Potentially dilutive securities outstanding as of December 31, 2016, 2015 and 2014 are as follows:

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Stock Options	10,394	8,501	9,493
Warrants	2,833	2,833	2,844

5. Collaboration Arrangements

Janssen Pharmaceuticals, Inc.

In May 2015, the Company entered into parallel transactions with Janssen and its affiliate, JJDC, Inc., consisting of (i) an exclusive collaboration and license agreement with Janssen (the “Janssen Agreement”) pursuant to which, upon the closing of the transactions contemplated by the Janssen Agreement on June 29, 2015, the Company granted Janssen exclusive worldwide rights to develop and commercialize products that contain one or more of the Company’s drug candidates for the treatment of chronic hepatitis C virus, (“HCV”), namely odalasvir, a second-generation NS5A inhibitor, ACH-3422, a NS5B HCV polymerase inhibitor, and sovaprevir, a NS3/4A HCV protease inhibitor, and (ii) a stock purchase agreement (the “JJDC Stock Purchase Agreement”) pursuant to which, upon the closing of the transactions contemplated by the JJDC Stock Purchase Agreement, JJDC purchased 18,367 shares (the “Shares”) of the Company’s common stock at a price of $12.25 per share, for an aggregate purchase price of $225,000. The Janssen Agreement became effective on June 29, 2015 upon the early termination of applicable waiting periods under the HSR Act. The JJDC Stock Purchase Agreement became effective July 1, 2015. In connection with the closing of the transactions contemplated by the JJDC Stock Purchase Agreement, the Company and JJDC entered into an investor agreement on July 1, 2015 (the “Investor Agreement”), governing specified rights and obligations of JJDC with respect to its ownership of the Shares. In December 2016, the Company entered into an amendment to the Janssen Agreement which amended the Clinical Milestone Event under the Janssen Agreement and provided for a $15,000 payment by Janssen to the Company upon dosing of the first patient in the OMEGA-1 Phase 2b study of JNJ-4178.

Under the terms of the Janssen Agreement, the Company is eligible to receive (1) up to $115,000 of milestone payments based upon achievement of clinical enrollment and dosing in specified studies, substantially all of which is related to dosing in one study, (2) up to an additional $290,000 of milestone payments based upon regulatory approvals and first commercial sale in specified territories, the majority of which relates to regulatory approval and the first commercial sale in the U.S., and (3) up to an additional $500,000 of milestone payments based upon achieving worldwide sales targets. The Company is also eligible to receive royalties on worldwide annual net sales of licensed products, if any, at tiered royalty rate percentages beginning in the mid-teens and rising to the low-twenties, subject to customary reductions. The royalty term is determined on a licensed-product-

Achillion Pharmaceuticals, Inc.

Notes to Financial Statements—(Continued)

(in thousands, except per share amounts)

by-licensed-product and country-by-country basis and begins on the first commercial sale of a licensed product in a country and ends on the expiration of the last to expire of specified patents or regulatory exclusivity covering such licensed product in such country or, with a customary royalty reduction, ten years after such first commercial sale if there is no such exclusivity. Janssen will bear the future costs of worldwide development and commercialization of licensed products.

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

Pursuant to the terms of the Janssen Agreement, the Company was required to provide technology transfer services related to the chemistry, manufacturing and know-how to Janssen for up to 180 days after the effective date. In accordance with ASC 605-25, “Revenue Recognition—Multiple-element arrangements,” which provides guidance on accounting for multiple-element arrangements, including the determination of the units of accounting and allocation of total arrangement consideration, the Company identified all of the obligations at the inception of the Janssen Agreement. The significant obligations were determined to be the license and the technology transfer services. The Company has determined that license and technology transfer services represent a single unit of accounting because they were not viewed to have standalone value. The Janssen Agreement entered into by the Company and Janssen, and the JJDC Stock Purchase Agreement and the Investor Agreement entered into by the Company and Janssen’s affiliate were entered into in contemplation of each other. The only upfront amount received by the Company in exchange for the license and technology transfer services and the issuance of the Company’s common stock was the $225,000. The Company determined that the amount received in excess of the fair value of the Company’s common stock upon issuance of $66,122 was attributed to the license and technology services. The Company also determined that there was no discernable pattern in which the technology services would be provided during the 180 day period after the effective date. In accordance with ASC 605-10, “Revenue Recognition—Overall,” the Company determined that straight-line attribution of the license and technology services revenues would be used to recognize revenue. As such, revenue of $66,122 was recorded during the year ended December 31, 2015 associated with this transaction.

The development, regulatory and sales milestones represent non-refundable amounts that would be paid by Janssen to the Company if certain milestones are achieved in the future. The Company has elected to apply the guidance in ASC 605-28, “Revenue Recognition—Milestone Method,” to the milestones. These milestones, if achieved, are substantive as they relate solely to past performance and are commensurate with estimated enhancement of value associated with the achievement of each milestone as a result of the Company’s performance; however, there can be no assurance that Janssen will achieve the milestones or that the Company will receive the related revenue. During the year ended December 31, 2016, the Company recognized $15,000 of revenue related to the achievement of a clinical enrollment milestone under the Janssen Agreement.

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

Other Arrangements.

The Company also has license agreements with GCA Therapeutics, Ltd (“ GCAT”), for elvucitabine, its nucleoside reverse transcriptase inhibitor for the treatment of both hepatitis B infection and human immunodeficiency virus infection and with Ora, Inc. (“ORA”), for the development and commercialization of ACH-702 delivered topically or locally. The Company does not believe that the milestones specified under these agreements are substantive as achievement of the milestones is based solely on the performance of GCAT and ORA and does not relate to any past or future performance by the Company. Because the Company has no performance obligations under these agreements, it intends to recognize revenue related to any milestone payment upon achievement of a milestone by GCAT or Ora.

6. Marketable Securities

The fair value of the Company’s marketable securities of $314,215 and $377,616 as of December 31, 2016 and 2015, respectively, is valued based on level 2 inputs. The Company’s investments consist mainly of corporate debt securities and government sponsored bond obligations. Fair value is determined by taking into consideration valuations obtained from third-party pricing services. The third-party pricing services utilize industry standard valuation models, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; issuer credit spreads; benchmark securities; and other observable inputs. There were no transfers between levels within the hierarchy during the years ended December 31, 2016 and 2015. The Company has assessed these as level 2 within the fair value hierarchy of ASC 820. The Company classifies its entire investment portfolio as available for sale as defined in ASC 320, Debt and Equity Securities. Securities are carried at fair value with the unrealized gains (losses) reported in other comprehensive income.

The unrealized (loss) gain from marketable securities was $151, $(45) and $(12) at December 31, 2016, 2015 and 2014, respectively.

As of December 31, 2016, none of the Company’s investments were determined to be other than temporarily impaired.

Achillion Pharmaceuticals, Inc.

Notes to Financial Statements—(Continued)

(in thousands, except per share amounts)

The following table summarizes the Company’s investments:

	December 31, 2016				December 31, 2015
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Commercial Paper	$96,891	$267	—	$97,158	$137,483	$158	(6)	$137,635
Corporate Debt Securities	163,286	4	(129)	163,161	164,884	—	(205)	164,679
Government and Agency Securities	53,887	19	(10)	53,896	75,294	16	(8)	75,302

Total	$314,064	$290	(139)	$314,215	$377,661	$174	(219)	$377,616

The following additional table summarizes, by industry, the fair value of investments:

	As of December 31,
	2016	2015
Government	53,896	75,301
Banking	86,844	93,040
Industrial	173,475	209,275

Total	$314,215	$377,616

The following table summarizes the contractual maturities of the Company’s investments:

	December 31, 2016	December 31, 2015
Mature in less than one year	$286,558	$377,616
Mature in one to five years	27,657	—

Total	$314,215	$377,616

7. Prepaid Expenses and Other Current Assets

A summary of prepaid expenses and other current assets is as follows:

	As of December 31,
	2016	2015
Prepaid research and development costs	$1,228	$487
Tax credit receivable	410	640
Software and maintenance agreements	416	269
Interest receivable	1,010	1,199
Other prepaid expenses	396	146

Total	$3,460	$2,741

Achillion Pharmaceuticals, Inc.

Notes to Financial Statements—(Continued)

(in thousands, except per share amounts)

8. Fixed Assets, net

A summary of property and equipment is as follows:

	As of December 31,
	2016	2015
Laboratory equipment	$4,252	$3,642
Office equipment	1,729	1,302
Leasehold improvements	4,598	3,083
Construction in process	33	6

	10,612	8,033
Less—accumulated depreciation and amortization	(7,133)	(6,298)

Total	$3,479	$1,735

Depreciation expense was $955, $693 and $488 for the years ended December 31, 2016, 2015 and 2014, respectively.

9. Accrued Expenses and Other Long-Term Liabilities

Accrued expenses consist of the following:

	As of December 31,
	2016	2015
Accrued compensation	$3,810	$4,326
Accrued research and development expenses	1,441	4,743
Accrued professional expenses	972	846
Other accrued expenses	544	387

Total	$6,767	$10,302

Accrued research and development expenses are comprised of amounts owed to third-party contract research organizations, (“CROs”), clinical investigators, laboratories and data managers for research and development work performed on behalf of the Company.

Achillion Pharmaceuticals, Inc.

Notes to Financial Statements—(Continued)

(in thousands, except per share amounts)

10. Debt

Debt consists of the following:

	As of December 31,
	2016	2015
2014 Credit Facility, payable in equal monthly installments through October 2017, with fixed interest of 6.30% per annum	$131	$279
2014 Credit Facility, payable in equal monthly installments through March 2018, with fixed interest of 6.20% per annum	101	175
2016 Credit Facility, payable in equal monthly installments through October 2019, with fixed interest of 6.01% per annum	420	—

Total long-term debt	652	454
Less: current portion	(351)	(223)

Total long-term debt, net of current portion	$301	$231

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

In May 2016, the Company entered into an amendment to the Master Security Agreement. The amendment provides for a line of credit for equipment loan advances of $1,400, of which approximately $400 reflected the outstanding balance as of the date of the amendment, under the Master Security Agreement, dated October 2014 (the “2016 Credit Facility”). The Company can utilize the 2016 Credit Facility in connection with the purchase of new laboratory equipment through May 26, 2017. The purchased equipment will serve as collateral for any advances. Each drawdown under the 2016 Credit Facility will be payable over a three-year term and will bear interest at a fixed rate, determined at the time of each borrowing, equal to the Three Year Federal Home Loan Bank of Boston Classic Advance rate plus 4.75%. In October 2016, Webster advanced $443 to the Company under the 2016 Credit Facility

The fair value for this debt is classified as a level 2 measurement. Fair value is computed using a discounted cash flow model based on current interest rates. As of December 31, 2016, the carrying value approximates fair value.

11. Capital Structure

Preferred Stock

At December 31, 2016, the Company had 5,000 authorized shares of undesignated preferred stock of which no shares were issued and outstanding.

Common Stock

At December 31, 2016, the Company had 200,000 authorized shares of $0.001 par value common stock of which 136,722 shares were issued and outstanding and 21,731 shares were reserved for future issuance.

Achillion Pharmaceuticals, Inc.

Notes to Financial Statements—(Continued)

(in thousands, except per share amounts)

Warrants

At December 31, 2016, there were 2,833 warrants outstanding with a weighted average exercise price of $3.12 and a weighted average remaining contractual life of 0.6 years.

12. Stock-Based Compensation

2006 Stock Incentive Plan

The Company’s 2006 Stock Incentive Plan (“the 2006 Plan”) was adopted by the Company’s board of directors in May 2006, amended by its board of directors in September 2006, approved by its stockholders in September 2006 and became effective in October 2006, upon the closing of the Company’s initial public offering. The Company originally reserved for issuance 750 shares of common stock under the 2006 Plan. In addition, the Plan contained an “evergreen” provision, which allowed for an annual increase in the number of shares available for issuance under the Plan on the first day of each fiscal year during the period beginning on the first day of fiscal year 2007 and ending on the second day of fiscal year 2010. Under the evergreen provision, the Company registered an additional 2,673 shares of common stock to be issued under the 2006 Plan.

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

2015 Stock Incentive Plan

The Company’s 2015 Stock Incentive Plan (“the 2015 Plan”) was approved by the Company’s stockholders in June 2015. The 2015 Plan replaced the Company’s 2006 Plan. Upon the approval of the 2015 Plan by stockholders, the 2006 Plan terminated, and all then outstanding awards under the 2006 Plan remained in effect, but no additional awards will be made under the 2006 Plan. However, the terms of the 2006 Plan will continue to apply to awards previously granted under the 2006 Plan.

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

The 2015 Plan is administered by the Company’s Board of Directors. The Company’s officers, employees, consultants, advisors and directors are eligible to receive awards under the 2015 Plan; however, incentive stock options may only be granted to employees.

Options granted under the Company’s 2006 Stock Incentive Plan and the 2015 Stock Incentive Plan (the “Plans”), are exercisable for a period determined by the Company, but in no event longer than ten years from the date of the grant. Options generally vest ratably over four years.

As of December 31, 2016, there were 6,839 shares available to be granted under the 2015 Plan.

A summary of the status of the Company’s stock option activity for the year ended December 31, 2016 is presented in the table and narrative below:

	2016
	Options	Weighted Average Exercise Price
Outstanding at January 1, 2016	8,501	$7.08
Granted	2,406	7.85
Exercised	(41)	2.64
Forfeited	(160)	7.75
Cancelled	(312)	14.72

Outstanding at December 31, 2016	10,394	$7.04

Options exercisable at December 31, 2016	6,770	$6.32

Options vested and expected to vest at December 31, 2016	9,950	$6.99

Achillion Pharmaceuticals, Inc.

Notes to Financial Statements—(Continued)

(in thousands, except per share amounts)

The following table summarizes information about stock options outstanding at December 31, 2016:

	Options Outstanding			Options Vested
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Vested	Weighted Average Exercise Price
$0.00 – $2.00	132	2.0	$1.05	132	$1.05
$2.01 – $4.00	3,218	5.6	3.07	2,756	3.08
$4.01 – $6.00	377	1.4	5.13	367	5.16
$6.01 – $8.00	3,676	7.5	7.49	1,699	7.45
$8.01 – $10.00	1,135	6.6	8.71	966	8.69
$10.01 – $12.00	384	8.6	10.40	69	10.60
$12.01 – $14.00	1,469	7.9	13.44	778	13.43
$14.01 – $20.00	3	0.1	19.00	3	19.00

	10,394	6.6	$7.04	6,770	$6.32

As of December 31, 2016, the intrinsic value of the options outstanding was $3,809, of which $3,310 related to vested stock options and $499 related to unvested stock options. The intrinsic value for stock options is calculated based on the difference between the exercise prices of the underlying awards and the quoted stock price of the Company’s common stock as of the reporting date.

The total intrinsic value of stock options exercised for the years ended December 31, 2016, 2015 and 2014 was $193, $5,302 and $7,855, respectively.

The weighted-average, grant-date fair value of options granted during the years ended December 31, 2016, 2015 and 2014 was $5.56, $6.66 and $8.50, respectively. The weighted-average, grant-date fair value of options vested at December 31, 2016, 2015 and 2014 was $4.67, $4.64 and $4.13, respectively.

The weighted average remaining contractual life is 5.6 years for options exercisable and 6.6 years for options vested and expected to vest.

Stock -Based Compensation

Under the provisions of ASC 718, stock-based compensation cost is based on the fair value of the portion of stock-based awards that is ultimately expected to vest during the period. The Company utilizes the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of assumptions which determine the fair value of the stock-based awards. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected term of stock options, the expected volatility of our stock and expected dividends. The Company is also required to estimate forfeitures at the grant date and recognize compensation costs for only those awards that are expected to vest. Judgment is required in estimating the amount of stock-based awards that are expected to be forfeited. For the years ended December 31, 2016, 2015 and 2014, the Company based its estimate of the expected term on historical data for similar stock option grants, and the Company calculated volatility based on actual volatility for the expected term of the option.

Achillion Pharmaceuticals, Inc.

Notes to Financial Statements—(Continued)

(in thousands, except per share amounts)

The assumptions used to value options granted are as follows:

	For the Years Ended December 31,
	2016	2015	2014
Expected term of option	6.0 – 6.25 years	6.25 years	5.0 – 6.25 years
Expected volatility	81% – 84%	84% – 91%	92% – 96%
Risk free interest rate	1.15 – 2.09%	1.54 – 1.93%	1.81 – 2.02%
Expected dividend yield	0%	0%	0%

Total compensation expense recorded in the accompanying statements of comprehensive loss associated with option grants made to employees for the years ended December 31, 2016, 2015 and 2014 was $10,900, $9,887 and $7,177, respectively. Total compensation expense recorded in the accompanying statements of comprehensive loss associated with option grants made to consultants for the years ended December 31, 2016, 2015 and 2014 was $5, $25 and $0, respectively.

The Company recorded no tax benefit related to these options as the Company is currently in a net operating loss position and maintains a full valuation allowance.

As of December 31, 2016, the total compensation cost related to options not yet recognized in the financial statements is approximately $16,679, net of estimated forfeitures, and the weighted average period over which it is expected to be recognized is 1.3 years.

Compensation expense related to option grants made to employees and consultants is included in research and development and general and administrative expense as follows:

	For the Years Ended December 31,
	2016	2015	2014
Research and development	$4,601	$4,346	$2,713
General and administrative	6,304	5,567	4,464

Total	$10,905	$9,913	$7,177

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

The Company measures the fair value of issuances under the 2006 ESPP Plan using the Black-Scholes option pricing model at the end of each reporting period. The compensation cost for the 2006 ESPP Plan consists of the 15% of the grant date stock price discount and the fair value of the option features.

Achillion Pharmaceuticals, Inc.

Notes to Financial Statements—(Continued)

(in thousands, except per share amounts)

The Company recorded compensation cost related to 2006 ESPP Plan of $100, $160 and $96 for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, there were 1,665 shares available for future issuance under the 2006 ESPP Plan.

The assumptions used to value options granted under the 2006 ESPP Plan are as follows:

	For the Years Ended December 31,
	2016	2015	2014
Expected term of option	6 months	6 months	6 months
Expected volatility	55% – 66%	57% – 88%	67% – 130%
Risk free interest rate	0.05 – 0.06%	0.07 – 0.08%	0.06 – 0.08%
Expected dividend yield	0%	0%	0%

13. Other Income

In August 2015, a stockholder of the Company paid $8,944 to the Company relating to the disgorgement of short swing profits under Section 16(b) of the Securities Exchange Act.

14. Commitments and Contingencies

401(k) Retirement Plan

The Company has a 401(k) defined contribution retirement plan covering substantially all full-time employees. The Company currently matches employee contributions at a rate of $0.50 cents for each dollar contribution, up to 6% of salary deferrals. However, the decision to match any employee contributions is at the sole discretion of the Company. The Company made matching contributions of $406, $296 and $262 for the years ended December 31, 2016, 2015 and 2014, respectively.

Operating Leases

The Company’s commitments consist of obligations under operating leases for its facilities and office equipment. The Company leases its operating facility located in New Haven, Connecticut. The lease agreement requires monthly lease payments through March 2020. The Company is recording the expense associated with the lease on a straight-line basis over the expected term of the lease and, as a result, has accrued $216 and $72 at December 31, 2016 and 2015, respectively.

The future minimum annual lease payments under these operating leases at December 31, 2016 are as follows:

Year Ended December 31,
2017	$912
2018	$912
2019	$887
2020	$219

Total	$2,930

Rent expense under operating leases was $801, $629 and $617 for the years ended December 31, 2016, 2015 and 2014, respectively.

Achillion Pharmaceuticals, Inc.

Notes to Financial Statements—(Continued)

(in thousands, except per share amounts)

From time to time, in the ordinary course of business, the Company is subject to litigation and regulatory examinations as well as information gathering requests, inquiries and investigations. As of December 31, 2016, there were no active matters.

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

The income tax provision (benefit) consists of the following:

	As of December 31,
	2016	2015	2014
Deferred:
Federal and state	$(23,232)	$699	$29,287
Valuation allowance	23,232	(699)	(29,287)

Total deferred	$—	$—	$—

A reconciliation of the statutory tax rates to the effective tax rates is as follows:

	Years Ended December 31,
	2016	2015	2014
Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State tax, net of federal benefit	(5.0)	(5.0)	(5.0)
Other	0.06	0.52	0.07
Share-based compensation	0.80	2.84	(0.56)
Valuation allowance	38.14	35.64	39.49

	0%	0%	0%

Achillion Pharmaceuticals, Inc.

Notes to Financial Statements—(Continued)

(in thousands, except per share amounts)

Future tax benefits (deferred tax assets) related to temporary differences are as follows:

	As of December 31,
	2016	2015
Gross deferred tax assets:
Net operating losses	$127,376	$151,076
Tax credits (federal and state)	10,758	12,977
Share-based compensation	10,725	7,643
Other	24	419

	$148,883	$172,115
Less—valuation allowance	(148,883)	(172,115)

Net deferred tax asset	$—	$—

At December 31, 2016 and 2015, the Company had gross deferred income tax assets of approximately $148,883 and $172,115, respectively, which result primarily from net operating loss and tax credit carryforwards. ASC 740 requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all positive and negative evidence is required when measuring the need for a valuation allowance. The Company’s cumulative loss from inception represents sufficient negative evidence to require a valuation allowance. The Company concluded that it is appropriate to maintain a full valuation allowance for its net deferred tax assets. Additionally, the Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

At December 31, 2016 and 2015, the Company had available the following net operating loss and credit carryforwards:

	As of December 31,
	2016	2015
Federal net operating loss carryforwards	$284,166	$351,977
State net operating loss carryforwards	410,119	418,720
Federal research and development credit carryforwards	5,827	8,337
State research and development credit carryforwards	4,932	4,640

The Company’s federal net operating loss carryforwards expire commencing in 2018 through 2036 and state net operating loss carryforwards which expire commencing in 2020 through 2036. The Company’s federal research and development credit carryforwards expire commencing in 2028 through 2035. The Connecticut research and development carryforwards have no expiration period.

Deferred tax assets relating to tax benefits of employee stock options have been reduced to reflect exercises. Some exercises resulted in tax deductions in excess of previously recorded benefits based on the option value at the time of grant (“windfalls”). Although these windfalls are reflected in net operating loss carryforwards, the additional tax benefit associated with the windfall is not recognized until the deduction reduces taxes payable. Accordingly, approximately $14,579 of the net operating loss carryforwards available, if realized, would be credited to additional paid-in capital.

Utilization of the net operating losses and research and development credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986, or Section 382, due to

Achillion Pharmaceuticals, Inc.

Notes to Financial Statements—(Continued)

(in thousands, except per share amounts)

changes in ownership of the Company that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating losses and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. The Company completed a review of its changes in ownership through December 31, 2015, and determined that it had four ownership changes since inception. The changes of ownership will result in approximately $174,035 of net operating loss carryforwards that the Company expects to expire unutilized and approximately $8,211 of research and development credit carryforwards that the Company expects to expire unutilized. The Company had historically recorded a valuation allowance against the net operating losses and research and development carryforwards. This resulted in no change to the income statement, with a change to footnote disclosure only. The Company will continue to update its analysis of ownership changes and the potential limitations on its deferred tax assets.

The federal and state tax authorities could challenge tax positions taken by the Company for the periods for which there are open tax years. Years subject to audit are years in which unused net operating losses were generated that remain open by the statute of limitations. The Company is open to challenge for the periods of 2005 through 2015 in federal and the State of Connecticut jurisdictions.

The Company did not have any unrecognized tax benefits as of December 31, 2015 and 2016.

The State of Connecticut provides companies with the opportunity to exchange certain research and development credit carryforwards for cash in exchange for foregoing the carryforward of the research and development credit. The program provides for such exchange of the research and development credits at a rate of 65% of the annual research and development credit, as defined. During the years ended December 31, 2016, 2015 and 2014, the Company recorded a benefit of approximately $411, $640 and $678, respectively, for the estimated proceeds from this exchange. This benefit is recorded as a reduction of research and development expenditures.

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

As of December 31, 2016, Domain was the beneficial owner of approximately 4% of the Company’s total issued and outstanding shares of common stock.

Achillion Pharmaceuticals, Inc.

Notes to Financial Statements—(Continued)

(in thousands, except per share amounts)

17. Unaudited Quarterly Results

The following tables summarize unaudited quarterly financial data for the years ended December 31, 2016 and 2015. This data has been derived from unaudited financial statements that, in the Company’s opinion, include all adjustments necessary for a fair statement of such information. The operating results for any quarter are not necessarily indicative of results for any future period.

	2016 Quarters
	First	Second	Third	Fourth (1)
Total operating revenue	$—	$—	$—	$15,000
Total operating expenses	18,718	19,309	21,549	20,289
Net income (loss)	(18,054)	(18,493)	(20,730)	(4,429)
Net income (loss) per share—basic and diluted	$(0.13)	$(0.14)	$(0.15)	$(0.03)
Weighted average number of shares outstanding—basic	136,640	136,680	136,681	136,693
Weighted average number of shares outstanding—diluted	136,640	136,680	136,681	136,693

	2015 Quarters
	First	Second	Third (1)	Fourth (1)
Total operating revenue	$—	$711	$33,820	$31,591
Total operating expenses	19,399	29,899	16,839	15,092
Net income (loss)	(19,263)	(28,978)	26,259	16,952
Net income (loss) per share—basic and diluted	$(0.17)	$(0.25)	$0.19	$0.12
Weighted average number of shares outstanding—basic	111,202	117,770	136,438	136,558
Weighted average number of shares outstanding—diluted	111,202	117,770	140,024	140,475

(1) In May 2015, the Company entered into an exclusive collaboration and license agreement with Janssen, and its affiliate, Johnson & Johnson Innovation-JJDC, Inc., or JJDC, which we refer to as the Janssen Agreement for the further clinical advancement of a portfolio of antivirals the Company discovered and developed for the treatment of HCV. In addition, upon the closing of the transactions contemplated by the Janssen Agreement, the Company entered into a stock purchase agreement with JJDC. Pursuant to the JJDC Stock Purchase Agreement, on July 1, 2015, the Company issued 18,367 shares of common stock to JJDC at a price of $12.25 per share for an aggregate purchase price of $225,000. The Company recorded revenue of $66,122 during the year ended December 31, 2015 associated with this transaction. The Company also recorded revenue of $15,000 during the year ended December 31, 2016 related to the achievement of a clinical enrollment milestone under the Janssen Agreement. Also refer to footnote 5.

EXHIBIT INDEX

			Incorporated by Reference
	Exhibit No.	Description	Form	SEC Filing date	Exhibit Number	Filed with this 10-K

	3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.	10-K	03/08/12	3.1

	3.2	Amended and Restated Bylaws of the Registrant.	10-K	03/29/07	3.2

	4.1	Specimen Certificate evidencing shares of common stock.	S-1/A	09/22/06	4.1

†	10.1	Collaboration and License Agreement, dated May 19, 2015, between the Registrant and Janssen Pharmaceuticals, Inc.	10-Q	08/10/15	10.2

	10.2	Third Amendment to Collaboration and License Agreement, dated December 23, 2016, between the Registrant and Janssen Pharmaceuticals, Inc.	8-K	12/28/2016	10.1

	10.3	Stock Purchase Agreement, dated May 19, 2015, between the Registrant and Johnson & Johnson Innovation-JJDC, Inc.	10-Q	08/10/15	10.3

†	10.4	Investor Agreement, dated July1, 2015, between the Registrant and Johnson & Johnson Innovation-JJDC, Inc.	10-Q	08/10/15	10.4

	10.5	Form of Common Warrant issued by the Registrant pursuant to the Securities Purchase Agreement dated as of August 18, 2010.	S-3	09/17/10	10.2

	10.6	Form of Common Stock Warrant issued by the Registrant pursuant to the Loan and Security Agreement of GE Capital Corporation and Oxford Finance Corporation.	10-K	03/05/08	10.14

	10.7	Master Security Agreement between the Registrant and Webster Bank, National Association, dated as of October 3, 2014.	8-K	10/03/14	10.1

	10.8	First Amendment to Master Security Agreement between the Registrant and Webster Bank, National Association, dated as of May 26, 2016.	8-K	05/26/2016	10.1

	10.9	Lease Agreement by and between the Registrant and WE George Street LLC for Suite 202, dated as of March 6, 2002.	S-1	03/31/06	10.14

	10.10	Amendment No. 2 to Lease, dated as of March 31, 2010, by and between the Registrant and WE George Street, LLC.	8-K	04/06/10	10.1

	10.11	Amendment No. 3 to Lease, dated as of August 20, 2015, by and between the Registrant and WE George Street, LLC.	8-K	08/24/15	10.1

	10.12	Amendment No. 4 to Lease, dated as of April 7, 2016, by and between the Registrant and WE George Street, LLC.	8-K	04/07/2016	10.1

			Incorporated by Reference
	Exhibit No.	Description	Form	SEC Filing date	Exhibit Number	Filed with this 10-K

#	10.13	2006 Stock Incentive Plan as amended September 18, 2006, March 9, 2010, June 10, 2010, April 11, 2012 and June 5, 2012.	8-K	06/11/12	99.3

#	10.14	Form of Nonstatutory Stock Option Agreement under the 2006 Stock Incentive Plan.	8-K	12/22/10	99.1

#	10.15	Form of Incentive Stock Option Agreement under the 2006 Stock Incentive Plan.	8-K	12/22/10	99.2

#	10.16	2015 Stock Incentive Plan, dated June 2, 2015.	8-K	06/08/15	10.1

#	10.17	Form of Incentive Stock Option Agreement under the 2015 Stock Incentive Plan.	10-K	02/25/2016	10.16

#	10.18	Form of Nonstatutory Stock Option Agreement under the 2015 Stock Incentive Plan.	10-K	02/25/2016	10.17

#	10.19	Second Amended and restated Employment Agreement and Supplemental Severance Agreement, dated March 9, 2010, and Supplemental Terms of Compensation, dated April 5, 2011, between the Registrant and Mary Kay Fenton.	8-K	04/08/11	10.2

#	10.20	Employment Agreement, dated April 5, 2011, between the Registrant and Joseph Truitt.	8-K	04/08/11	10.6

#	10.21	Employment Agreement, dated May 6, 2013 between the Registrant and David Apelian.	8-K	05/30/13	10.1

#	10.22	Employment Agreement, dated May 28, 2013 between the Registrant and Milind Deshpande.	8-K	05/30/13	10.2

#	10.23	Letter Agreement, dated May 23, 2014, between the Registrant and Milind Deshpande.	10-Q	08/07/14	10.1

#	10.24	Employment Agreement, dated January 2, 2016 between the Registrant and Joel Barrish.	10-K	02/25/2016	10.23

#	10.25	Employment Agreement, dated February 1, 2016 between the Registrant and Martha Manning.	10-K	02/25/2016	10.24

#	10.26	Non-Executive Directors Compensation Policy, dated January 23, 2016.	10-K	02/25/2016	10.25

	10.27	Controlled Equity OfferingSM Sales Agreement, dated as of February 23, 2017, by and between the Registrant and Cantor Fitzgerald & Co.				X

	10.28	Letter Agreement, dated February 23, 2017, by and between the Registrant and Johnson & Johnson Innovation-JJDC, Inc.				X

	23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.				X

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934				X

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934				X

Incorporated by Reference
Exhibit No.	Description	Form	SEC Filing date	Exhibit Number	Filed with this 10-K

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.CAL	XBRL Taxonomy Calculation Linkbase Document				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Label Linkbase Document				X

101.PRE	XBRL Taxonomy Presentation Linkbase Document				X

#	Management contracts or compensatory plans or arrangement
†	Indicates confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets at December 31, 2016 and December 31, 2015, (ii) Statements of Comprehensive Loss for the years ended December 31, 2016, 2015 and 2014, (iii) Statements of Stockholders’ Equity and Comprehensive Loss for the years ended December 31, 2016, 2015 and 2014, (iv) Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014 and (v) Notes to Financial Statements.