Form 10-Q
period 2017-03-31
ACHILLION PHARMACEUTICALS INC
filed 2017-05-04
CIK 1070336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2017, the registrant had 136,723,929 shares of Common Stock, $0.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Achillion Pharmaceuticals, Inc.

Balance Sheets

(in thousands, except per share amounts)

(unaudited)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$43,079	$77,261
Marketable securities	336,022	286,558
Accounts and other receivables	459	15,256
Prepaid expenses and other current assets	3,866	3,460

Total current assets	383,426	382,535
Marketable securities	6,273	27,657
Fixed assets, net	3,281	3,479
Other assets	221	52
Restricted cash	152	152

Total assets	$393,353	$413,875

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,128	$7,002
Accrued expenses	6,187	6,618
Current portion of long-term debt	316	351

Total current liabilities	10,631	13,971
Long-term debt	243	301
Other long-term liabilities	133	149

Total liabilities	11,007	14,421

Commitments and contingencies (Note 11)
Stockholders’ equity:
Common Stock, $0.001 par value; 200,000 shares authorized: 136,724 and 136,722 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	137	137
Additional paid-in capital	919,762	916,584
Accumulated deficit	(537,570)	(517,418)
Accumulated other comprehensive income (loss)	17	151

Total stockholders’ equity	382,346	399,454

Total liabilities and stockholders’ equity	$393,353	$413,875

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Comprehensive Loss

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue	$—	$—

Operating expenses
Research and development	15,495	13,278
General and administrative	5,648	5,440

Total operating expenses	21,143	18,718

Loss from operations	(21,143)	(18,718)
Other income (expense)
Interest income	1,008	679
Interest expense	(17)	(15)

Net loss	(20,152)	(18,054)

Total comprehensive loss (Note 9)	(20,286)	(17,744)

Basic and diluted net loss per share (Note 4)	$(0.15)	$(0.13)

Weighted average number of shares used in computing basic and diluted net loss per share	136,722	136,640

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(20,152)	$(18,054)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	295	192
Noncash stock-based compensation	3,176	2,976
Premium on purchase of marketable securities	(492)	(245)
Amortization of premium on marketable securities	180	383
Changes in operating assets and liabilities:
Accounts and other receivables	14,797	(411)
Prepaid expenses and other assets	(400)	461
Accounts payable	(2,749)	2,408
Accrued expenses and other liabilities	(455)	(3,894)

Net cash used in operating activities	(5,800)	(16,184)

Cash flows from investing activities
Purchases of fixed assets	(214)	(394)
Purchases of marketable securities	(121,621)	(172,463)
Maturities of marketable securities	93,719	166,115

Net cash used in investing activities	(28,116)	(6,742)

Cash flows from financing activities
Proceeds from exercise of stock options	2	—
Payment of deferred financing costs	(175)	—
Repayments of debt	(93)	(54)

Net cash used in financing activities	(266)	(54)

Net decrease in cash and cash equivalents	(34,182)	(22,980)
Cash and cash equivalents, beginning of period	77,261	81,725

Cash and cash equivalents, end of period	$43,079	$58,745

Supplemental disclosure of cash flow information
Cash paid for interest	$17	$14
Supplemental disclosure of non-cash information
Purchases of fixed assets in accounts payable and accrued expenses	$81	$439

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

The Company incurred losses of $523,709 from inception through March 31, 2017 and had an accumulated deficit of $537,570 at March 31, 2017, which includes preferred stock dividends recognized until the Company’s initial public offering in 2006. The Company has funded its operations primarily through the sale of equity securities.

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

2. Accounting Standards Updates

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes all existing revenue recognition requirements, including most industry-specific guidance. ASU No. 2014-09 requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which delays the effective date of ASU No. 2014-09 by one year. The new standard is effective for reporting periods beginning after December 15, 2017. The Company is currently evaluating certain aspects of the impact ASU No. 2014-09 will have on its financial position and results of operations. Certain aspects of the Company’s arrangement with Janssen may be impacted, particularly as it relates to timing of the revenue recognition.

In February 2016, FASB issued ASU No. 2016-02 “Leases – Topic 842.” ASU No. 2016-02 requires the recognition of lease assets and lease liabilities by lessees for all leases greater than one year in duration and classified as operating leases under previous United States Generally Accepted Accounting Principles (“U.S. GAAP”). ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, and for interim periods within that fiscal year. The Company is currently evaluating the impact ASU No. 2016-02 will have on its financial position and results of operations.

In March 2016, FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718).” The new guidance simplifies certain aspects related to income taxes, statement of cash flows, and forfeitures when accounting for share-based payment transactions. ASU No. 2016-09 is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted. The Company adopted ASU No 2016-09 as of January 1, 2017. The adoption of this guidance does not have a material effect on the Company’s financial position and results of operations.

In March 2016, FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations,” which clarifies the implementation guidance on principal versus agent considerations. Further, in April 2016, FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” which clarifies the implementation guidance on identifying performance obligations and licensing. The Company is currently evaluating the method of adoption and the potential impact that Topic 606 may have on its financial position and results of operations.

In August 2016, FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” ASU No. 2016-15 eliminates the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows by adding or clarifying guidance on eight specific cash flow issues. ASU No. 2016-15 is effective for fiscal years beginning after December 15, 2017 and for interim periods within that fiscal year. The Company does not believe ASU No. 2016-15 will have a material effect on its financial position and results of operations.

In November 2016, FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” ASU No. 2016-18 requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents and restricted cash. As a result, restricted cash will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, and the new guidance is to be applied retrospectively. The Company does not believe ASU 2016-18 will have a material effect on its financial position and results of operations.

In January 2017, FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” ASU 2017-01 adds guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company does not believe ASU 2017-01 will have a material effect on its financial position and results of operations.

3. Basis of Presentation

The accompanying unaudited financial statements of the Company should be read in conjunction with the audited financial statements and notes as of and for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 23, 2017. The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information, in accordance with the instructions to Form 10-Q and the guidance in Article 10 of Regulation S-X. Accordingly, since they are interim financial statements, the accompanying financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements.

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2017, and its results of operations for the three months ended March 31, 2017 and 2016, and cash flows for the three months ended March 31, 2017 and 2016. The balance sheet as of December 31, 2016, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. Interim results are not necessarily indicative of results for a full year.

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

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Net loss (numerator)	$(20,152)	$(18,054)
Weighted-average shares, in thousands (denominator)	136,722	136,640
Basic and diluted net loss per share	$(0.15)	$(0.13)

Potentially dilutive securities outstanding as of March 31, 2017 and 2016 are as follows:

	March 31,
	2017	2016
	(in thousands)
Stock Options	13,076	10,781
Warrants	2,833	2,833

Total potentially dilutive securities outstanding	15,909	13,614

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

Under the terms of the Janssen Agreement, the Company is eligible to receive (1) up to $115,000 of milestone payments based upon achievement of clinical enrollment and dosing in specified studies, substantially all of which is related to dosing in one study, and $15,000 of which was earned in December 2016, (2) up to an additional $290,000 of milestone payments based upon regulatory approvals and first commercial sale in specified territories, the majority of which relates to regulatory approval and the first commercial sale in the U.S., and (3) up to an additional $500,000 of milestone payments based upon achieving worldwide sales targets. The Company is also eligible to receive royalties on worldwide annual net sales of licensed products, if any, at tiered royalty rate percentages beginning in the mid-teens and rising to the low-twenties, subject to customary reductions. The royalty term is determined on a licensed-product-by-licensed-product and country-by-country basis and begins on the first commercial sale of a licensed product in a country and ends on the expiration of the last to expire of specified patents or regulatory exclusivity covering such licensed product in such country or, with a customary royalty reduction, ten years after such first commercial sale if there is no such exclusivity. Janssen will bear the future costs of worldwide development and commercialization of licensed products.

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

Pursuant to the terms of the Investor Agreement, the Shares were subject to a lock-up restriction, voting covenants and a standstill agreement, each of which expired on July 1, 2016. In February 2017, the Company entered into an agreement with JJDC pursuant to which the Shares became subject to a new lock-up restriction, which expires on the earlier of January 31, 2018, or the date that is sixty days after the first public announcement of top-line clinical results from Janssen’s on-going phase IIb OMEGA-1 clinical trial. In addition, until July 1, 2023, JJDC has the right to require, under specified conditions, that the Company file a registration statement in order to register all or a portion of the Shares. The Company will not be required to effect more than two such demand registrations for JJDC in the aggregate and is not required to effect more than one such demand registration in any 12 month period. The Company has also agreed to provide JJDC with certain “piggyback” registration rights such that at any time prior to July 1, 2023, subject to specified conditions, whenever the Company proposes to register shares of its common stock for its account, JJDC will have the right to include some or all of its Shares in such registration. The Investor Agreement also contains other customary terms and conditions of the parties with respect to the registration of the Shares.

6. Marketable Securities

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

Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; or

Level 3: Unobservable inputs.

The fair value of the Company’s marketable securities of $342,295 and $314,215 as of March 31, 2017 and December 31, 2016, respectively, is valued based on level 2 inputs. The Company’s investments consist mainly of U.S. government and agency securities, government-sponsored bond obligations and certain other corporate debt securities. Fair value is determined by taking into consideration valuations obtained from third-party pricing services. The third-party pricing services utilize industry standard valuation models, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; issuer credit spreads; benchmark securities; and other observable inputs. The Company has assessed these as level 2 within the fair value hierarchy of ASC 820. The Company classifies its entire investment portfolio as available for sale as defined in ASC 320, “Debt and Equity Securities.” Securities are carried at fair value with the unrealized gains (losses) reported as a separate component of stockholders’ equity within accumulated other comprehensive income.

The unrealized gain (loss) from marketable securities was $17 and $151 at March 31, 2017 and December 31, 2016, respectively.

As of March 31, 2017 and December 31, 2016, none of the Company’s investments were determined to be other than temporarily impaired.

The following table summarizes the Company’s investments:

	March 31, 2017				December 31, 2016
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Commercial Paper	$112,252	$185	$—	$112,437	$96,891	$267	$—	$97,158
Corporate Debt Securities	164,635	13	(131)	164,517	163,286	4	(129)	163,161
Government and Agency Securities	65,391	—	(50)	65,341	53,887	19	(10)	53,896

Total	$342,278	$198	$(181)	$342,295	$314,064	$290	$(139)	$314,215

7. Accrued Expenses and Other Long-Term Liabilities

Accrued expenses and other long-term liabilities consist of the following:

	March 31, 2017	December 31, 2016
Accrued compensation	$1,837	$3,810
Accrued research and development expenses	3,009	1,441
Accrued professional expenses	990	972
Other accrued expenses	484	544

Total	$6,320	$6,767

Accrued research and development expenses consist of amounts owed to third-party contract research organizations, (“CROs”), clinical investigators, laboratories and data managers for research and development work performed on behalf of the Company.

8. Stock-Based Compensation

The Company’s 2015 Stock Incentive Plan, as amended, (the “2015 Plan”), is administered by the Company’s Board of Directors and provides for the grant of incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights and other stock-based awards. The Company’s officers, employees, consultants, advisors and directors are eligible to receive awards under the 2015 Plan; however, incentive stock options may only be granted to employees. Stock option awards are exercisable for a period determined by the Company, but in no event longer than ten years from the date of the grant. Stock option awards generally vest as to 25% of the shares underlying the option on the first anniversary of the date of grant and as to 6.25% of the shares underlying the option quarterly thereafter for the following three years, subject to continued service. There were 4,156 shares available to be granted under the 2015 Plan as of March 31, 2017.

A summary of the status of the Company’s stock option activity for the three months ended March 31, 2017 is presented in the table and narrative below:

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2017	10,394	$7.04
Granted	2,717	4.13
Exercised	(2)	1.05
Forfeited	(25)	5.51
Cancelled	(8)	12.97

Outstanding at March 31, 2017	13,076	$6.43

Options exercisable at March 31, 2017	7,616	$6.45

Weighted-average fair value of options granted during the period		$2.93

The Company utilizes the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of assumptions which determine the fair value of the stock-based awards. The assumptions used to value options granted are as follows:

	For the Three Months Ended March 31,
	2017	2016
Expected term of option	6.0 years	6.25 years
Expected volatility	83%	82%
Risk free interest rate	2.08%	1.38%
Expected dividend yield	0%	0%

Total compensation expense recorded in the accompanying statements of operations associated with stock option grants made to employees was $3,145 and $2,937 for the three months ended March 31, 2017 and 2016, respectively. The Company recorded no tax benefit related to these stock options since the Company currently maintains a full valuation allowance on its deferred tax assets.

As of March 31, 2017, the intrinsic value of the stock options outstanding was $4,298, of which $3,674 related to vested stock options and $624 related to unvested stock options. The intrinsic value of stock options is calculated based on the difference between the exercise prices of the underlying common stock and the quoted stock price of the Company’s common stock as of the reporting date.

As of March 31, 2017, the total compensation cost related to unvested stock options not yet recognized in the financial statements is approximately $21,127, net of estimated forfeitures, and the weighted average period over which this amount is expected to be recognized is 2.7 years.

9. Comprehensive Loss

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

10. Stockholders’ Equity

Changes in stockholders’ equity for the three months ended March 31, 2017 and 2016 were as follows:

	For the Three Months Ended March 31,
	2017	2016
Balance at December 31, 2016 and 2015	$399,454	$449,636
Net loss	(20,152)	(18,054)
Stock based compensation	3,176	2,976
Exercise of stock options	2	—
Change in unrealized gain (loss) on marketable securities	(134)	310

Balance at March 31, 2017 and 2016	$382,346	$434,868

11. Commitments and Contingencies

From time to time, in the ordinary course of business, the Company may be subject to litigation and regulatory examinations as well as information gathering requests, inquiries and investigations. As of March 31, 2017, there were no active matters.

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

The following discussion should be read in conjunction with our financial statements and accompanying notes to financial statements in this quarterly report on Form 10-Q and our audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Overview

We are a science-driven, patient-focused biopharmaceutical company seeking to leverage our believed strengths across the continuum from discovery through commercialization by discovering and developing small molecule therapeutics to meet the needs of patients with infectious and complement-mediated diseases.

Our current focus is on our complement inhibitor platform, directed at advancing small molecule compounds that have the potential to be used in the treatment of immune-related diseases associated with the alternative pathway of the complement system. The complement system is a part of the human innate immune system and is believed to comprise three pathways, the alternative pathway, the lectin pathway and the classical pathway. We are advancing novel small molecules from this platform which target complement factor D, an essential protein within the amplification loop of the alternative pathway. The alternative pathway is thought to play a critical role in a number of disease conditions including rare orphan conditions such as paroxysmal nocturnal hemoglobinuria, or PNH, a blood disorder, and C3 glomerulopathy, or C3G, a kidney disease, as well as more prevalent indications such as geographic atrophy, or GA, an advanced form of dry age-related macular degeneration, or AMD, an ophthalmologic disease.

We have generated a platform of potent and specific orally-administered compounds that, in preclinical studies, bind to factor D with high affinity, resulting in alternative pathway inhibition. Our lead drug candidate has demonstrated complete suppression of alternative pathway complement activity after oral dosing in healthy volunteers in phase I clinical trials. We believe that our alternative pathway factor D inhibitor compounds may have a pharmacological advantage in addressing extravascular hemolysis, or red blood cell destruction outside of blood vessels, that affects patients with PNH, including those whose intravascular hemolysis, or red blood cell destruction within blood vessels, is successfully treated with currently approved treatments. In addition, we believe we may be able to treat the proportion of patients with PNH who have suboptimal response to, or who fail to respond to, currently approved treatments for PNH. Further, because C3G is a disease resulting from alternative pathway over-activation, we believe our factor D inhibitors may be effective in treating patients with C3G. In addition, we are advancing other small molecule compounds with characteristics that have the potential to be appropriate for treatment of GA. We may also seek to advance other factor D inhibitors for oral systemic administration to treat PNH, C3G, or other diseases.

We also have a collaboration with Janssen Pharmaceuticals, Inc., or Janssen, the pharmaceutical subsidiary of Johnson & Johnson Inc., under which we have granted to Janssen exclusive worldwide rights to develop and commercialize a portfolio of antiviral drug candidates we discovered and developed for the treatment of chronic hepatitis C virus, or HCV, infection in exchange for specified milestone payments, future royalties, if any, and an investment in our common stock.

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

We were incorporated on August 17, 1998 in Delaware. Since our inception, we have spent substantial research and development funds to develop our drug candidate pipeline and expect to continue to do so for the foreseeable future. We have incurred losses of $523.7 million from inception through March 31, 2017 and had an accumulated deficit of $537.6 million as of March 31, 2017, which includes preferred stock dividends recognized until our initial public offering in 2006. Our net losses were $20.2 million and $18.1 million for the three months ended March 31, 2017 and 2016, respectively.

We have funded our operations primarily through proceeds from the sale of equity securities. Through March 31, 2017, we have received approximately $932.4 million in aggregate gross proceeds from stock issuances, including convertible preferred stock, our initial public offering, private placements of our common stock, registered offerings of our common stock and an equity investment by Johnson & Johnson Innovation, Inc., or JJDC.

We expect to incur substantial and increasing losses for at least the next several years as we seek to continue preclinical and clinical development of certain complement inhibitors and drug candidates.

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

Under the terms of the Janssen Agreement, we are eligible to receive (1) up to $115.0 million of milestone payments based upon achievement of clinical enrollment and dosing in specified studies, substantially all of which is related to dosing in one study, (2) up to an additional $290.0 million of milestone payments based upon regulatory approvals and first commercial sale in specified territories, the majority of which relates to regulatory approval and the first commercial sale in the U.S., and (3) up to an additional $500.0 million of milestone payments based upon achieving worldwide sales targets. We recognized revenue of $15.0 million in December 2016 related to the achievement of the first clinical enrollment milestone under the Janssen Agreement.

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

Financial Operations Overview

Revenue

To date, we have not generated any revenue from the sale of any drugs. During the three months ended March 31, 2017 and 2016 we did not recognize any revenue.

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

Complement Factor D Program

The first clinical compound from our complement inhibitor platform is ACH-4471, which is currently in phase II clinical development in patients with PNH. ACH-4471 is designed to target and inhibit complement factor D, a critical protein in the amplification loop within the alternative pathway of the complement system.

ACH-4471. ACH-4471 is a potent and specific inhibitor of factor D which demonstrated complete inhibition of the complement alternative pathway in human healthy volunteers in a phase I clinical trial. Further, the compound has demonstrated dose-proportional in vitro suppression of red blood cell destruction, or hemolysis, in plasma samples from PNH patients and similar suppression of cell killing in serum from patients with atypical hemolytic uremic syndrome, or aHUS. We are currently conducting a phase II clinical trial of ACH-4471 in patients with PNH and anticipate initiating a clinical trial in patients with C3G in the second half of 2017. ACH-4471 has exhibited the following characteristics in preclinical studies and clinical trials:

•	Potency. ACH-4471 is highly specific for inhibition of factor D, a protein critical to the amplification of the complement system. After oral administration of ACH-4471 in phase I clinical trials in healthy human volunteers, we noted complete suppression of alternative pathway activity to 24 hours post-dosing. A phase II clinical trial of ACH-4471 is on-going and continues to enroll untreated PNH patients. The first two PNH patients have completed 28 days of dosing. After assessment of safety and efficacy by the investigator, both patients continue to receive up to two additional months of therapy. We anticipate providing interim results from this trial in the second quarter of 2017.

•	Pharmacokinetics and Metabolism. Pharmacokinetic results and activity in preclinical studies suggest that ACH-4471 should be explored in clinical development for potential oral dosing twice or three times daily. Controlled release formulation systems are being developed for ACH-4471 with the objective of once daily dosing.

•	Safety. We have completed 14 day and 28 day toxicology studies in rats and dogs, respectively, in which ACH-4471 demonstrated high safety margins with minimal dose-related effects even at high drug exposures. Three month toxicology studies testing the effects of ACH-4471 in both rats and dogs are completed and support progression of ACH-4471. In single-ascending and multi-ascending dose phase I clinical trials in healthy volunteers, at doses ranging from 75mg three times daily to 200mg, 500mg, and 800mg twice daily, ACH-4471 has been generally well tolerated with no treatment-related serious adverse events reported. Two cases of self-limited, alanine aminotransferase, or ALT, elevations (Grade 3 and 4) were observed post-treatment at doses of 500mg and 800mg twice daily, respectively, with neither subject exhibiting signs or symptoms of hepatic decompensation. Both subjects’ ALT levels normalized without intervention during follow up. Further, no treatment-associated fever or infections were observed. An on-going phase II clinical trial in PNH patients is being conducted initially at doses of 100mg three times daily, a dose selected to achieve drug exposure levels, that is, the amount of drug in plasma as the drug is metabolized over time, that were well-tolerated in the multi-dose phase I clinical trial.

Next Generation Factor D Inhibitors for Oral Administration. Our research team has synthesized almost 2,000 factor D inhibitor compounds from which we have selected several to advance into further development. The most advanced of these is currently in IND-enabling studies and we anticipate initiating human clinical trials in the second half of 2017. Other compounds are in late screening and we anticipate selecting additional compounds to advance into IND-enabling studies in the second half of 2017.

Next Generation Factor D Inhibitors for Intravitreal Administration. Our research team has selected several compounds from our library for the pharmacophysical properties that may be advantageous for delivery to the back of the eye. We are advancing a number of these compounds in preclinical studies, as well as a number of delivery technologies from companies and academic institutions with whom we are collaborating, and anticipate selecting one or more lead compounds and delivery technologies later in 2017.

Hepatitis C Program

We established our HCV drug candidate pipeline entirely through our internal discovery capabilities. Through these efforts, we identified and developed a portfolio of drug candidates including odalasvir, a second-generation NS5A inhibitor, ACH-3422, a NS5B polymerase inhibitor, and sovaprevir, a NS3/4A protease inhibitor. In 2015, we entered into the Janssen Agreement, granting Janssen exclusive worldwide rights to develop and commercialize products that contain one or more of our drug candidates for the treatment of HCV. Under that agreement, Janssen is advancing JNJ-4178, the three drug combination of once-daily odalasvir plus Olysio® (simeprevir), a protease inhibitor marketed by Janssen, and AL-335, a polymerase inhibitor in clinical development by Janssen.

In September 2016 and April 2017, we announced interim results from the first clinical trial studying JNJ-4178, designated the 604 Study. Initiated in October 2015, this phase IIa clinical trial demonstrated JNJ-4178 was highly effective in treatment naïve patients with HCV genotype 1 infection, achieving 100% sustained viral response 24 weeks after the completion of treatment, or SVR24, for treatment durations of both 6 and 8 weeks. Results are summarized as follows:

Dose			HCV Genotype	Dosing Duration (weeks)	Number (%) with undetectable HCV RNA at SVR24*
AL-335 (mg QD)	ODV (mg)	SMV (mg QD)
400	50 QD	100	1	8	20/20 (100%)
800	50 QOD	75	1	8	20/20 (100%)
800	50 QOD	75	1	6	20/20 (100%)
800	50 QOD	—	1	8	21/25 (84%)
800	50 QOD	—	1	12	7/8 (88%)
800	50 QOD	75	3	8	0/5 (0%)
800	50 QOD	75	3	12	10/13 (77%)**

QD: every day; QOD: every other day; RNA: ribonucleic acid; SVR: sustained virologic response. *All results SVR24, with the exception of genotype 3 which is SVR12 **One patient did not attend SVR12 follow-up.

In all cohorts, the dosing regimens were generally well-tolerated. The majority of adverse events were mild and the most commonly reported events were headache, fatigue, and upper respiratory tract infection. There was also one serious adverse event in cohort 1 that resulted in premature discontinuation of all study drugs. This consisted of a Mobitz Type 1 2nd degree atrioventricular block and was deemed probably related to odalasvir and possibly related to AL-335 and simeprevir. The event was not associated with clinical or echocardiographic abnormalities, did not require any therapeutic intervention, resolved following treatment discontinuation, and the patient went on to achieve SVR24. Other than this one serious adverse event, no clinically significant laboratory, echocardiography, or ECG abnormalities were reported.

In November 2016, we announced that Janssen had initiated OMEGA-1, a phase IIb clinical trial of JNJ-4178 in patients with genotypes 1, 2, 4, 5 and 6 HCV, including both treatment-naïve and treatment-experienced patients. JNJ-4178 will not be used to treat patients with genotype 3 HCV. Patients with cirrhosis are being studied in the on-going and expanded 604 Study, now designated a phase IIb study. The OMEGA-1 study has enrolled 365 treatment-naïve, non-cirrhotic patients chronically infected HCV genotype 1, and trial results are anticipated during the second half of 2017.

All costs associated with internal research and development, and research and development services for which we have externally contracted, are expensed as incurred. The costs of obtaining patents for our candidates are expensed as incurred as indirect costs. Our research and development expenses for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Clinical candidate direct external costs:
ACH-4471	$3,722	$4,812
Next generation factor D inhibitors (oral)	$3,206	1,541
Next generation factor D inhibitors (intravitreal)	$511	—
HCV compounds and combination trials	12	142

	7,451	6,495
Direct internal personnel costs	5,509	5,619

Sub-total direct costs	12,960	12,114
Indirect costs and overhead	2,195	1,229
Research and development tax credit	340	(65)

Total research and development	$15,495	$13,278

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

Janssen will bear the future costs of worldwide development and commercialization of licensed products under the Janssen Agreement. Accordingly, we do not expect to incur research and development costs associated with our HCV compounds or combination trials in the future.

We expect research and development expenses associated with our complement inhibitor program and the development of other preclinical programs that we may initiate to be substantial and to increase over time. There are numerous existing factors associated with the development and commercialization, if any, of our complement inhibitor program, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will evolve and therefore are expected to impact the development of our complement inhibitor program and plans over time.

General and Administrative

Our general and administrative expenses consist primarily of salaries and benefits for management and administrative personnel, professional fees for legal, accounting and other services, travel costs and facility-related costs such as rent, utilities and other general office expenses.

Critical Accounting Policies and Estimates

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our critical accounting estimates is included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in our Annual Report on Form 10-K for the year ended December 31, 2016. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a significant impact on our financial results. During the first three months of 2017, there were no significant changes in our estimates or our critical accounting policies.

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

Comparison of Three Months Ended March 31, 2017 and 2016

Research and Development Expenses. Research and development expenses were $15.5 million and $13.3 million for the three months ended March 31, 2017 and 2016, respectively. The increase for the three months ended March 31, 2017 was primarily due to increased clinical trial and consulting costs related to ACH-4471 combined with increased preclinical and manufacturing costs related to our next generation factor D inhibitor compounds. We expect research and development expenses will increase slightly over the next year as we continue to seek to advance ACH-4471 through clinical trials, enhance our manufacturing and formulation processes for ACH-4471 and other complement factor D inhibitor compounds, advance next-generation complement factor D inhibitor compounds, advance our broader complement factor D portfolio to address additional indications, and pursue additional discovery opportunities for creating small molecule therapies that address the needs of patients with infectious and complement-mediated diseases. Research and development expenses for the three months ended March 31, 2017 and 2016 are comprised as follows:

	Three Months Ended March 31,
	2017	2016	Change
	(in thousands)
Personnel costs	$4,116	$4,442	$(326)	(7)%
Stock based compensation	1,393	1,183	210	18%
Outsourced research and supplies	6,859	6,055	804	13%
Professional and consulting fees	1,629	616	1,013	164%
Facilities costs	852	773	79	10%
Travel and other costs	306	274	32	12%
Research and development tax credit	340	(65)	405	(623)%

Total	$15,495	$13,278	$2,217	17%

General and Administrative Expenses. General and administrative expenses were $5.6 million and $5.4 million for the three months ended March 31, 2017 and 2016, respectively. The increase for the three months ended March 31, 2017 was primarily due to increased corporate legal fees and market related consulting fees. These amounts were partially offset by a decrease in corporate taxes. We expect general and administrative expenses to remain consistent during the remainder of the year. General and administrative expenses for the three months ended March 31, 2017 and 2016 are comprised as follows:

	Three Months Ended March 31,
	2017	2016	Change
	(in thousands)
Personnel costs	$1,678	$1,713	$(35)	(2)%
Stock based compensation	1,782	1,793	(11)	(1)%
Professional and consulting fees	1,412	1,073	339	32%
Facilities costs	342	205	137	67%
Travel and other costs	434	656	(222)	(34)%

Total	$5,648	$5,440	$208	4%

Other Income (Expense). Interest income was $1.0 million and $679,000 for three months ended March 31, 2017 and 2016, respectively. The increase of $329,000, or 48%, is largely due to a greater return on investments during the first quarter of 2017. Interest expense was $17,000 and $15,000 for the three months ended March 31, 2017 and 2016, respectively.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through proceeds from the sale of equity securities. Through March 31, 2017, we have received approximately $932.4 million in aggregate gross proceeds from stock issuances, including convertible preferred stock, our initial public offering, private placements of our common stock, registered offerings of our common stock and the equity investment by JJDC.

In October 2014, we entered into a Master Security Agreement for a $1.0 million Capital Expenditure Line of Credit, or the 2014 Credit Facility, with Webster Bank, National Association, or Webster. Under the 2014 Credit Facility, we were entitled to draw down equipment loan advances for the purchase of new laboratory equipment through October 3, 2015. Each advance under the 2014 Credit Facility is payable over a three year term and bears interest at a fixed rate, determined at the time of each advance, equal to the three year Federal Home Loan Bank of Boston Classic Advance rate plus 4.75%. In October 2014 and March 2015, Webster advanced $440,000 and $229,000, respectively, to us under the 2014 Credit Facility.

In May 2016, we entered into an amendment to the Master Security Agreement. The amendment, which we refer to as the 2016 Credit Facility, provides for a line of credit for equipment loan advances of $1.4 million, of which approximately $400,000 reflected the outstanding balance as of the date of the amendment, under the Master Security Agreement, dated October 2014. We can utilize the 2016 Credit Facility in connection with the purchase of new laboratory equipment through May 26, 2017. The purchased equipment will serve as collateral for any advances. Each drawdown under the 2016 Credit Facility will be payable over a three-year term and will bear interest at a fixed rate, determined at the time of each borrowing, equal to the Three Year Federal Home Loan Bank of Boston Classic Advance rate plus 4.75%. In October 2016, Webster advanced $443,000 to us under the 2016 Credit Facility.

As of March 31, 2017, our debt balance due to borrowings was $559,000 with a weighted average interest rate of 6.09%.

In February 2017, we filed a universal shelf registration on Form S-3 with the U.S. Securities and Exchange Commission, or SEC, to register for sale from time to time up to $250.0 million of common stock, preferred stock, warrants and/or units in one or more registered offerings. Further, in February 2017, we entered into a sales agreement with Cantor Fitzgerald & Co., or Cantor, pursuant to which, from time to time, we may offer and sell shares of our common stock having an aggregate offering price of up to $75.0 million through Cantor pursuant to such universal shelf registration statement, after such time as the registration statement is declared effective by the SEC.

We had $385.4 million and $391.5 million in cash, cash equivalents and marketable securities as of March 31, 2017 and December 31, 2016, respectively. We regularly review our investments and monitor the financial markets. As of March 31, 2017, our cash, cash equivalents and marketable securities included high-quality financial instruments, primarily money market funds, government sponsored bond obligations and other corporate debt securities which we believe are subject to limited credit risk.

Cash used in operating activities was $5.8 million for the three months ended March 31, 2017 and was primarily attributable to our $20.2 million net loss combined with a $2.8 million decrease in accounts payable. This amount was partially offset by a $14.8 million decrease in accounts receivable related to the receipt of the Janssen milestone payment in January 2017 combined with $3.2 million in non-cash stock-based compensation expense. Cash used in operating activities was $16.2 million for the three months ended March 31, 2016 and was primarily attributable to our $18.1 million net loss combined with a $3.9 million decrease in accrued expenses. This amount was partially offset by $3.0 million in non-cash stock-based compensation expense combined with a $2.4 million increase in accounts payable.

Cash used in investing activities was $28.1 million for the three months ended March 31, 2017 and was primarily attributable to the purchase of marketable securities, partially offset by maturities of marketable securities. Cash used in investing activities was $6.7 million for the three months ended March 31, 2016 and was primarily attributable to the purchase of marketable securities, partially offset by maturities of marketable securities.

Cash used in financing activities was $266,000 for the three months ended March 31, 2017 and was primarily attributable to the payment of deferred financing costs related to the universal shelf registration on Form S-3 filed in February 2017 and our entry into the sales agreement with Cantor, combined with repayments of debt. Cash used in financing activities was $54,000 for the three months ended March 31, 2016 and was attributable to repayments of debt.

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

We may augment our cash balance through financing transactions, including through a combination of public and private equity offerings, debt financings and collaboration, strategic alliance and licensing arrangements. For example, in February 2017, we entered into an agreement with Cantor pursuant to which, from time to time, we may offer and sell up to $75.0 million of shares of our common stock “at the market” through Cantor pursuant to a universal shelf registration statement that we filed with the SEC in February 2017. In connection with capital raising activities, we may be required to dilute the ownership interests of our existing stockholders substantially. There can be no assurance that we will be able to obtain adequate levels of additional funding on favorable terms, if at all, or that we will earn milestone-based or royalty payments pursuant to the Janssen Agreement. If we are unable to obtain adequate levels of additional funding or if we do not earn the milestone-based or royalty payments pursuant to the Janssen Agreement, in whole or in part, we may be required to:

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

If our operating plan changes, we may need additional funds sooner than planned. Such additional financing may not be available when we need it or may not be available on terms that are favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. If adequate funds are not available to us on a timely basis, or at all, we may be required to terminate or delay preclinical studies, clinical trials or other development activities for one or more of our drug candidates. We may seek additional financing through a combination of private and public equity offerings, debt financings and collaboration, strategic alliance and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing stockholders will be diluted, and the terms may include adverse liquidation or other preferences that adversely affect stockholders’ rights.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2017.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a–15(d) and 15d–15(d) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. Our business, financial condition or results of operations could be harmed by any of these risks. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not currently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations. These risk factors restate and supersede in their entirety the risk factors previously disclosed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Risks Related to the Discovery and Development of Our Drug Candidates

Our approach to the discovery and development of drug candidates that target complement alternative pathway factor D inhibition is unproven, and we do not know whether we will be able to develop any products of commercial value.

We are focused on the research and development of our complement inhibitor platform, pursuant to which we are initially targeting complement factor D, an essential protein of the complement alternative pathway that is a part of the human innate immune system. Our complement inhibitor platform is focused on advancing small molecule compounds that inhibit the alternative pathway, and have the potential to be used in the treatment of immune-related diseases where the complement pathway plays a critical role. We anticipate that our complement inhibitor platform may play a role in addressing needs of patients with paroxysmal nocturnal hemoglobinuria, or PNH, including patients who have suboptimal response to, or who fail to respond to, currently approved treatments for PNH, and C3 glomerulopathy, or C3G, as well as the needs of patients with other complement-mediated diseases where the alternative pathway plays a significant role, such as geographic atrophy, or GA, an advanced form of dry age-related macular degeneration, or AMD.

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

The success of our complement inhibitor platform also depends on our ability to compete with other marketed therapies for complement-mediated disease such as those from Alexion Pharmaceuticals, Inc., and other potential therapies in development by Akari Therapeutics PLC, Alnylam Pharmaceuticals, Inc., Amyndas Pharmaceuticals S.A., Apellis Pharmaceuticals, Inc., Attune Pharmaceuticals, Inc., BioCryst Pharmaceuticals, Inc., ChemoCentryx, Inc., Genentech, Inc., Omeros Corporation, Ra Pharmaceuticals Inc. and True North Therapeutics, Inc. Additionally, Novartis AG also has intellectual property rights in the complement area.

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

Other adverse events may occur. In our phase I multiple ascending dose study of ACH-4471 in healthy volunteers, two cases of self-limited, ALT elevations (Grade 3 and 4) were observed post-treatment in the two highest dose groups, with neither subject exhibiting signs or symptoms of liver decompensation. Both subjects’ ALT levels normalized without intervention during follow up. Further, no treatment-associated fever or infections were observed. ALT is a liver enzyme measure to see whether a liver is damaged or diseased. There is a risk that increases in ALT will be seen in other healthy subjects or patients in our clinical studies dosed with ACH-4471. To date, ACH-4471 has been dosed in patients for limited durations, and there is a risk that in longer dosing durations planned for our clinical trials, patients may experience increases in ALT or other adverse events. There is also a risk that doses of ACH 4471, which we believe can be safely administered to patients, may not be effective in treating PNH or C3G.

In addition, in Janssen’s phase IIa clinical trial of a triple combination regimen consisting of Olysio (simeprevir), AL-335, and odalasvir for HCV, which has been designated the “604 Study,” one trial participant experienced a Mobitz Type 1 2nd degree atrioventricular block that was deemed a serious adverse event and probably related to odalasvir and possibly related to AL-335 and simeprevir. The event was not associated with clinical or echocardiographic abnormalities, did not require any therapeutic intervention, resolved following treatment discontinuation, and the patient went on to achieve a sustained viral response 24 weeks after cessation of therapy.

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

If we, or any current or future collaborators, experience any of a number of possible unfavorable events in connection with clinical trials of our drug candidates, potential marketing approval or commercialization of our drug candidates could be delayed or prevented.

We, or any current or future collaborators, may experience numerous unfavorable events during, or as a result of, clinical trials that could delay or prevent marketing approval or commercialization of our drug candidates, including:

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

We, or any current or future collaborators, may not be able to initiate or continue clinical trials for any of our drug candidates if we, or they, are unable to locate and enroll a sufficient number of eligible patients to participate in clinical trials. We are investigating our drug candidate ACH 4471 in PNH and C3G, both of which are rare diseases. Recruitment of patients for our clinical trials in these diseases may be very difficult. In addition, other companies are currently investigating their investigational products in PNH and C3G which may make it more difficult to enroll eligible patients into our clinical trials. Patient enrollment is a significant factor in the timing of clinical trials, and is affected by many factors, including:

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

The development and commercialization of new drug products is highly competitive. We expect that we, our current collaborator and future collaborators, if any, will face significant competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide with respect to any of our drug candidates that we, or they, may seek to develop or commercialize in the future. There are a number of pharmaceutical companies that currently market and sell products for HCV or are pursuing the development of additional drug candidates for HCV including AbbVie Inc., Bristol-Myers Squibb, Enanta Pharmaceuticals, Inc., Gilead Sciences, Inc., Merck & Co., Inc. and Regulus Therapeutics Inc. Some of these marketed products have demonstrated good efficacy rates and safety profiles. We and our collaborator, Janssen, would have to demonstrate similar efficacy and safety profiles in order to be competitive, which cannot be assured. In addition, while the market for HCV therapies remains very large, reaching $19 billion in sales in 2016 according to public filings, the market is anticipated to decrease in size as more existing patients are cured and the number of newly infected patients, while rising, is fewer on an annual basis than those cured. This decrease in market size may heighten competitive pressures among market participants.

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

We have incurred significant annual net operating losses since our inception. We expect to continue to incur significant and increasing net operating losses for at least the next several years. Our net losses were $20.2 million and $18.1 million for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, we had an accumulated deficit of $537.6 million. We have not generated any revenues from product sales, have not completed the development of any drug candidate and may never have a drug candidate approved for commercialization. We are currently only in the early clinical testing stages for our most advanced drug candidate under our complement inhibitor platform and expect that it will be many years, if ever, before we have a drug candidate ready for commercialization.

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

We anticipate that our expenses will increase substantially if and as we:

•	continue research and initiate preclinical and clinical development efforts for our factor D inhibitor drug candidates, including ACH-4471;

•	seek regulatory and marketing approvals for our drug candidates that successfully complete clinical trials, if any;

•	establish sales, marketing, distribution and other commercial infrastructure to commercialize various products for which we may obtain marketing approval, if any;

•	contract for the manufacture of larger quantities of drug candidates for clinical development and potentially commercialization;

•	maintain, expand and protect our intellectual property portfolio; and

•	hire and retain additional personnel, such as clinical, quality control and scientific personnel.

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

We believe that our existing cash, cash equivalents and marketable securities as of March 31, 2017, will enable us to fund our current projected operating requirements for at least the next 12 months. Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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

We expect that we will need additional capital in the future to continue our planned operations. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, the ownership interests of our stockholders may be materially diluted, and the terms of these securities could include liquidation or other preferences and anti-dilution protections that could adversely affect the rights of a common stockholder. In February 2017, we entered into a sales agreement with Cantor Fitzgerald & Co., or Cantor, pursuant to which, from time to time, we may offer and sell shares of our common stock having an aggregate offering price of up to $75,000,000 through Cantor pursuant to a universal shelf registration statement that we filed with the SEC in February 2017. Sales of our common stock, if any, under the agreement with Cantor may be made in sales deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. Sales of substantial amounts of shares of our common stock or other securities could cause dilution to our stockholders and lower the market price of our common stock.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a company undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change taxable income or taxes may be limited. Changes in our stock ownership, some of which are outside of our control, may have resulted or could in the future result in an ownership change. For example, we completed a review of our changes in ownership through December 31, 2015, and determined that we had four ownership changes since inception. The changes of ownership will result in net operating loss and research and development credit carryforwards expiring unutilized. If additional limitations were to apply, utilization of a portion of our net operating loss and tax credit carryforwards could be further limited in future periods and a portion of the carryforwards could expire before being available to reduce future income tax liabilities.

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

Under the Janssen Agreement, we have granted Janssen an exclusive, worldwide license to all of our intellectual property pertaining to odalasvir, sovaprevir and ACH-3422. Janssen is currently conducting a phase IIb clinical trial of JNJ-4178, the three drug combination for the treatment of HCV which contains odalasvir, one of the HCV drug candidates we licensed to Janssen. The other two drug candidates licensed to Janssen, ACH-3422 and sovaprevir, are not included in JNJ-4178. Janssen will pay us royalties on a country by country basis during the later of (i) the term during which we have a valid claim covering the product or where the market is protected by regulatory data exclusivity or (ii) ten years from first commercialization. If neither of these conditions exists in a country, our royalties will be reduced. Even if one of these conditions do exist, however, if there is generic competition in a country, Janssen can reduce our royalties in that country until the generic sales are abated. As only one of our licensed compounds, odalasvir, is currently in JNJ-4178, the determination of whether we have a valid claim covering the product will be based on patent coverage pertaining to odalasvir, its pharmaceutical composition or a method to use odalasvir to treat hepatitis C.

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

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. On March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. Since a significant proportion of the regulatory framework in the United Kingdom is derived from European Union directives and regulations, the referendum could materially impact the regulatory regime with respect to the approval of our product candidates in the United Kingdom or the European Union. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product candidates, which could significantly and materially harm our business.

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

Under the CURES Act and the Trump Administration’s regulatory reform initiatives, the FDA’s policies, regulations and guidances may be revised or revoked and that could prevent, limit or delay regulatory approval of our product candidates, which would impact our ability to generate revenue.

In December 2016, the 21st Century Cures Act, or Cures Act, was signed into law. The Cures Act, among other things, is intended to modernize the regulation of drugs and spur innovation, but its ultimate implementation is unclear. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the Trump administration may impact our business and industry. Namely, the Trump administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. An under-staffed FDA could result in delays in the FDA’s responsiveness or in its ability to review submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. Moreover, on January 30, 2017, President Trump issued an Executive Order, applicable to all executive agencies, including the FDA, which requires that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two-for-one” provisions. This Executive Order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the Executive Order requires agencies to identify regulations to offset any incremental cost of a new regulation and approximate the total costs or savings associated with each new regulation or repealed regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within OMB on February 2, 2017, the administration indicates that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents. In addition, on February 24, 2017, President Trump issued an executive order directing each affected agency to designate an agency official as a “Regulatory Reform Officer” and establish a “Regulatory Reform Task Force” to implement the two-for-one provisions and other previously issued executive orders relating to the review of federal regulations, however it is difficult to predict how these requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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

With the new Administration and Congress, there may be additional legislative changes, including potentially repeal and replacement of certain provisions of the ACA. It remains to be seen, however, whether new legislation will be enacted and, if so, precisely what any new legislation will provide and what impact it will have on the availability of healthcare and containing or lowering the cost of healthcare. For example, it is possible that repeal and replacement initiatives, if enacted into law, could ultimately result in fewer individuals having health insurance coverage or in individuals having insurance coverage with less generous benefits. While the timing and scope of any potential future legislation to repeal and replace ACA provisions is highly uncertain in many respects, it is also possible that some of the ACA provisions that generally are not favorable for the research-based pharmaceutical industry could also be repealed along with ACA coverage expansion provisions.

Accordingly, such reforms, if enacted, could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain marketing approval and may affect our overall financial condition and ability to develop or commercialize product candidates. We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product and/or the level of reimbursement physicians receive for administering any approved product we might bring to market. Reductions in reimbursement levels may negatively impact the prices we receive or the frequency with which our products are prescribed or administered. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

The costs of prescription pharmaceuticals in the United States has also been the subject of considerable discussion in the United States, and members of Congress and the Administration have stated that they will address such costs through new legislative and administrative measures. The pricing of prescription pharmaceuticals is also subject to governmental control outside the United States. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost effectiveness of our product candidates to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our ability to generate revenues and become profitable could be impaired.

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

As of May 1, 2017, our directors, executive officers and stockholders who own more than 5% of our outstanding common stock, together with their affiliates and related persons, beneficially owned, in the aggregate, greater than approximately 50% of our outstanding common stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation, sale of all or substantially all of our assets or similar transaction, as well as our management and affairs. The interests of this group of stockholders may not always coincide with our corporate interests or the interest of other stockholders, and they may act in a manner with which you may not agree or that may not be in the best interests of other stockholders. This concentration of voting power may have the effect of delaying, deferring or preventing a change in control of our company on terms that other stockholders may desire and entrenching our management or board or directors.

Our stock price has been and may in the future be volatile, and the market price of our common stock may decline in value in the future.

The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future. During the period from January 1, 2009 to March 31, 2017, our stock price has ranged from a low of $0.70 to a high of $16.87. Market prices for securities of early stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

Certain stockholders hold a substantial number of shares of our common stock. If such stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. JJDC, which owns, as of May 1, 2017, approximately 13% of our common stock, has the right, until July 1, 2023, to require us, under specified conditions, to file a registration statement in order to register all or a portion of the shares held by JJDC. We have also agreed to provide JJDC with certain “piggyback” registration rights such that at any time prior to July 1, 2023, subject to specified conditions, whenever we propose to register shares of our common stock for our own account, JJDC will have the right to include some or all of its shares in such registration. In February 2017, we filed a registration statement with the SEC to register all of the shares of our common stock held by JJDC. We have entered into a lock-up agreement with JJDC pursuant to which JJDC has agreed that, subject to certain exceptions, it will not, and will also cause its affiliates not to, without our prior approval, sell, transfer or otherwise dispose of the shares of our common stock owned by it until the earlier of (1) January 31, 2018, or (2) such date that is 60 days after the first public announcement of top-line clinical results from Janssen’s on-going OMEGA-1 phase 2b clinical trial. Any waiver by us of the restrictions set forth in this lock-up agreement; any sales of our common stock by JJDC after this lock-up agreement lapses; or any other sale of a substantial number of shares of our common stock by any of our other stockholders, none of whom are subject to a lock-up agreement, could have a material adverse effect on the trading price of our common stock.

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

ITEM 6.	EXHIBITS

10.1	Non-Executive Directors Compensation Policy, dated March 28, 2017

10.2	Controlled Equity OfferingSM Sales Agreement, dated as of February 23, 2017, by and between Achillion Pharmaceuticals, Inc. and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 10.27 to Achillion Pharmaceuticals, Inc.’s Annual Report on Form 10-K filed on February 23, 2017)

10.3	Letter Agreement, dated February 23, 2017, by and between Achillion Pharmaceuticals, Inc. and Johnson & Johnson Innovation-JJDC, Inc. (incorporated by reference to Exhibit 10.28 to Achillion Pharmaceuticals, Inc.’s Annual Report on Form 10-K filed on February 23, 2017)

31.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets at March 31, 2017 and December 31, 2016 (unaudited), (ii) Statements of Comprehensive Loss for the three months ended March 31, 2017 and 2016 (unaudited), (iii) Statements of Cash Flows for the three months ended March 31, 2017 and 2016 (unaudited), and (iv) Notes to Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACHILLION PHARMACEUTICALS, INC.

Date: May 4, 2017	/s/ Milind S. Deshpande
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2017	/s/ Mary Kay Fenton
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1	Non-Executive Directors Compensation Policy, dated March 28, 2017

10.2	Controlled Equity OfferingSM Sales Agreement, dated as of February 23, 2017, by and between Achillion Pharmaceuticals, Inc. and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 10.27 to Achillion Pharmaceuticals, Inc.’s Annual Report on Form 10-K filed on February 23, 2017)

10.3	Letter Agreement, dated February 23, 2017, by and between Achillion Pharmaceuticals, Inc. and Johnson & Johnson Innovation-JJDC, Inc. (incorporated by reference to Exhibit 10.28 to Achillion Pharmaceuticals, Inc.’s Annual Report on Form 10-K filed on February 23, 2017)

31.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets at March 31, 2017 and December 31, 2016 (unaudited), (ii) Statements of Comprehensive Loss for the three months ended March 31, 2017 and 2016 (unaudited), (iii) Statements of Cash Flows for the three months ended March 31, 2017 and 2016 (unaudited), and (iv) Notes to Financial Statements (unaudited).