Form 10-Q
period 2017-06-30
ACHILLION PHARMACEUTICALS INC
filed 2017-08-08
CIK 1070336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 1, 2017, the registrant had 136,761,605 shares of Common Stock, $0.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Achillion Pharmaceuticals, Inc.

Balance Sheets

(in thousands, except per share amounts)

(unaudited)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$35,391	$77,261
Marketable securities	315,064	286,558
Accounts and other receivables	229	15,256
Prepaid expenses and other current assets	4,472	3,460

Total current assets	355,156	382,535
Marketable securities	18,268	27,657
Fixed assets, net	3,135	3,479
Other assets	208	52
Restricted cash	152	152

Total assets	$376,919	$413,875

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,956	$7,002
Accrued expenses	10,805	6,618
Current portion of long-term debt	259	351

Total current liabilities	14,020	13,971
Long-term debt	207	301
Other long-term liabilities	116	149

Total liabilities	14,343	14,421

Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $.001 par value; 200,000 shares authorized: 136,762 and 136,722 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	137	137
Additional paid-in capital	922,672	916,584
Accumulated deficit	(560,113)	(517,418)
Accumulated other comprehensive income (loss)	(120)	151

Total stockholders’ equity	362,576	399,454

Total liabilities and stockholders’ equity	$376,919	$413,875

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Comprehensive Loss

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$—	$—	$—	$—

Operating expenses
Research and development	18,253	14,154	33,747	27,433
General and administrative	5,363	5,155	11,011	10,595

Total operating expenses	23,616	19,309	44,758	38,028

Loss from operations	(23,616)	(19,309)	(44,758)	(38,028)
Other income (expense)
Interest income	1,085	828	2,092	1,507
Interest expense	(12)	(12)	(29)	(26)

Net loss	(22,543)	(18,493)	(42,695)	(36,547)

Basic and diluted net loss per share (Note 4)	(0.16)	(0.14)	(0.31)	(0.27)

Total comprehensive loss (Note 9)	$(22,680)	$(18,447)	$(42,966)	$(36,191)

Weighted average number of shares used in computing basic and diluted net loss per share	136,736	136,680	136,729	136,647

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net loss	$(42,695)	$(36,547)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	565	432
Non-cash stock-based compensation	5,959	5,613
Loss on disposal of equipment	—	8
Premium on purchases of marketable securities	(1,117)	(600)
Amortization of premium on marketable securities	376	796
Changes in operating assets and liabilities:
Accounts and other receivables	15,027	(380)
Prepaid expenses and other assets	(993)	(301)
Accounts payable	(3,914)	1,349
Accrued expenses and other liabilities	4,135	(3,497)

Net cash used in operating activities	(22,657)	(33,127)

Cash flows from investing activities
Purchases of fixed assets	(334)	(1,255)
Purchases of marketable securities	(208,605)	(330,804)
Maturities of marketable securities	189,958	317,151

Net cash used in investing activities	(18,981)	(14,908)

Cash flows from financing activities
Proceeds from exercise of stock options	2	71
Proceeds from sale of common stock under Employee Stock Purchase Plan	127	126
Payment of deferred financing costs	(175)	—
Repayments of debt	(186)	(110)

Net cash (used in) provided by financing activities	(232)	87

Net decrease in cash and cash equivalents	(41,870)	(47,948)
Cash and cash equivalents, beginning of period	77,261	81,725

Cash and cash equivalents, end of period	$35,391	$33,777

Supplemental disclosure of cash flow information
Cash paid for interest	$30	$25
Supplemental disclosure of non-cash investing activities
Purchases of fixed assets in accounts payable and accrued expenses	$86	$469

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

The Company incurred losses of $546,252 from inception through June 30, 2017 and had an accumulated deficit of $560,113 at June 30, 2017, which includes preferred stock dividends recognized until the Company’s initial public offering in 2006. The Company has funded its operations primarily through the sale of equity securities.

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

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of June 30, 2017, and its results of operations for the three and six months ended June 30, 2017 and 2016, and cash flows for the six months ended June 30, 2017 and 2016. The balance sheet as of December 31, 2016, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. Interim results are not necessarily indicative of results for a full year.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss (numerator)	$(22,543)	$(18,493)	$(42,695)	$(36,547)
Weighted-average shares, in thousands (denominator)	136,736	136,680	136,729	136,647
Basic and diluted net loss per share	$(0.16)	$(0.14)	$(0.31)	$(0.27)

Potentially dilutive securities outstanding as of June 30, 2017 and 2016 are as follows:

	June 30, 2017	June 30, 2016
Stock options	12,430	10,695
Warrants	2,833	2,833

Total potentially dilutive securities outstanding	15,263	13,528

5. Collaboration Arrangement

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

Under the terms of the Janssen Agreement, the Company earned a $15,000 clinical milestone payment in December 2016 and is eligible to receive (1) up to an additional $100,000 of clinical milestone payments based upon achievement of clinical enrollment and dosing in a phase III study, (2) up to an additional $290,000 of milestone payments based upon regulatory approvals and first commercial sale in specified territories, the majority of which relates to regulatory approval and the first commercial sale in the U.S., and (3) up to an additional $500,000 of milestone payments based upon achieving worldwide sales targets. The Company is also eligible to receive royalties on worldwide annual net sales of licensed products, if any, at tiered royalty rate percentages beginning in the mid-teens and rising to the low-twenties, subject to customary reductions. The royalty term is determined on a licensed-product-by-licensed-product and country-by-country basis and begins on the first commercial sale of a licensed product in a country and ends on the expiration of the last to expire of specified patents or regulatory exclusivity covering such licensed product in such country or, with a customary royalty reduction, ten years after such first commercial sale if there is no such exclusivity. Janssen will bear the future costs of worldwide development and commercialization of licensed products.

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

Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; or

Level 3: Unobservable inputs.

The fair value of the Company’s marketable securities of $333,332 and $314,215 as of June 30, 2017 and December 31, 2016, respectively, is valued based on level 2 inputs. The Company’s investments consist mainly of U.S. government and agency securities, government-sponsored bond obligations and certain other corporate debt securities. Fair value is determined by taking into consideration valuations obtained from third-party pricing services. The third-party pricing services utilize industry standard valuation models, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; issuer credit spreads; benchmark securities; and other observable inputs. The Company has assessed these as level 2 within the fair value hierarchy of ASC 820. The Company classifies its entire investment portfolio as available for sale as defined in ASC 320, “Debt and Equity Securities.” Securities are carried at fair value with the unrealized gains (losses) reported as a separate component of stockholders’ equity within accumulated other comprehensive income.

The unrealized gain (loss) from marketable securities was $(120) and $151 at June 30, 2017 and December 31, 2016, respectively.

As of June 30, 2017 and December 31, 2016, none of the Company’s investments were determined to be other than temporarily impaired.

The following table summarizes the Company’s investments:

	June 30, 2017				December 31, 2016
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Commercial Paper	$80,433	$74	$—	$80,507	$96,891	$267	$—	$97,158
Corporate Debt Securities	206,171	9	(140)	206,040	163,286	4	(129)	163,161
Government and Agency Securities	46,848	—	(63)	46,785	53,887	19	(10)	53,896

Total	$333,452	$83	$(203)	333,332	$314,064	$290	$(139)	$314,215

7. Accrued Expenses and Other Long-Term Liabilities

Accrued expenses consist of the following:

	June 30, 2017	December 31, 2016
Accrued compensation	$2,968	$3,810
Accrued research and development expenses	6,499	1,441
Accrued professional expenses	1,068	972
Other accrued expenses	386	544

Total	$10,921	$6,767

Accrued research and development expenses consist of amounts owed to third-party contract research organizations, (“CROs”), clinical investigators, laboratories and data managers for research and development work performed on behalf of the Company.

8. Stock-Based Compensation

The Company’s 2015 Stock Incentive Plan, as amended, (the “2015 Plan”), is administered by the Company’s Board of Directors and provides for the grant of incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights and other stock-based awards. The Company’s officers, employees, consultants, advisors and directors are eligible to receive awards under the 2015 Plan; however, incentive stock options may only be granted to employees. Stock option awards are exercisable for a period determined by the Company, but in no event longer than ten years from the date of the grant. Stock option awards generally vest as to 25% of the shares underlying the option on the first anniversary of the date of grant and as to 6.25% of the shares underlying the option quarterly thereafter for the following three years, subject to continued service. There were 4,253 shares available to be granted under the 2015 Plan as of June 30, 2017.

A summary of the status of the Company’s stock option activity for the six months ended June 30, 2017 is presented in the table and narrative below:

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2017	10,394	$7.04
Granted	2,717	4.13
Exercised	(2)	1.05
Forfeited	(55)	5.95
Cancelled	(75)	6.35

Outstanding at June 30, 2017	12,979	$6.44

Options exercisable at June 30, 2017	7,981	$6.53

Weighted-average fair value of options granted during the period		$2.93

The Company utilizes the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of assumptions which determine the fair value of the stock-based awards. The assumptions used to value options granted are as follows:

	Six Months Ended
	June 30, 2017	June 30, 2016
Expected term of option	6.0 years	6.25 years
Expected volatility	83%	82%
Risk free interest rate	2.08%	1.15 - 1.38%
Expected dividend yield	0%	0%

Total compensation expense recorded in the accompanying statements of operations associated with stock option grants made to employees was $2,766 and $2,623 for the three months ended June 30, 2017 and 2016, respectively, and $5,911 and $5,560 for the six months ended June 30, 2017 and 2016, respectively. The Company recorded no tax benefit related to these stock options since the Company currently maintains a full valuation allowance on its deferred tax assets.

As of June 30, 2017, the intrinsic value of the stock options outstanding was $6,595 of which $5,024 related to vested stock options and $1,571 related to unvested stock options. The intrinsic value of stock options is calculated based on the difference between the exercise prices of the underlying common stock and the quoted stock price of the Company’s common stock as of the reporting date.

As of June 30, 2017, the total compensation cost related to unvested stock options not yet recognized in the financial statements is approximately $18,559, net of estimated forfeitures, and the weighted average period over which this amount is expected to be recognized is 2.5 years.

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

10. Stockholders’ Equity

Changes in stockholders’ equity for the six months ended June 30, 2017 and 2016 were as follows:

	Six Months Ended June 30,
	2017	2016
Balance at December 31, 2016 and 2015	$399,454	$449,636
Net loss	(42,695)	(36,547)
Stock-based compensation	5,959	5,613
Exercise of stock options	2	71
Change in unrealized loss on marketable securities	(271)	356
Issuance of common stock under the Employee Stock Purchase Plan	127	126

Balance at June 30, 2017 and 2016	$362,576	$419,255

11. Commitments and Contingencies

From time to time, in the ordinary course of business, the Company is subject to litigation and regulatory examinations as well as information gathering requests, inquiries and investigations. As of June 30, 2017, there were no active matters.

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

Our current focus is on our complement inhibitor platform, directed at advancing small molecule compounds that have the potential to be used in the treatment of immune-related diseases associated with the alternative pathway of the complement system. The complement system is a part of the human innate immune system and is believed to comprise three pathways, the alternative pathway, the lectin pathway and the classical pathway. We are advancing novel small molecules from this platform which target complement factor D, an essential protein within the amplification loop of the alternative pathway. The alternative pathway is thought to play a critical role in a number of disease conditions including rare orphan conditions such as paroxysmal nocturnal hemoglobinuria, or PNH, a blood disorder, C3 glomerulopathy, or C3G, and immune complex membranoproliferative glomerulonephritis, or IC-MPGN, both kidney diseases, as well as more prevalent indications such as geographic atrophy, or GA, an advanced form of dry age-related macular degeneration, or AMD, an ophthalmologic disease.

We have generated a platform of potent and specific orally-administered compounds that, in preclinical studies, bind to factor D with high affinity, resulting in alternative pathway inhibition. Our lead drug candidate, ACH-4471, has demonstrated complete suppression of alternative pathway complement activity after oral dosing in healthy volunteers in phase I clinical trials. In interim results from the first four patients in a phase II trial in PNH patients, ACH-4471 demonstrated reductions in lactate dehydrogenase, or LDH, a marker of hemolysis, increases in hemoglobin, and improvements in fatigue score. We believe that our alternative pathway factor D inhibitor compounds may have a pharmacological advantage in addressing extravascular hemolysis, or red blood cell destruction outside of blood vessels, that affects patients with PNH, including those whose intravascular hemolysis, or red blood cell destruction within blood vessels, is successfully treated with currently approved treatments. In addition, we believe we may be able to treat the proportion of patients with PNH who have suboptimal response to, or who fail to respond to, currently approved treatments for PNH. Further, because C3G is a disease resulting from alternative pathway over-activation, we believe our factor D inhibitors may be effective in treating patients with C3G. In addition, we are advancing other small molecule compounds with characteristics that have the potential to be appropriate for treatment of GA. We may also seek to advance other factor D inhibitors for oral systemic administration to treat PNH, C3G, IC-MPGN, GA, or other diseases.

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

We also intend to continue to leverage our extensive expertise in structural biology and synthetic chemistry to discover and develop additional small molecule compounds to meet other significant unmet medical needs. We believe our drug discovery capabilities will allow us to further expand our drug candidate portfolio, providing us with strong growth potential and, over time, reducing our reliance on the success of any single drug candidate. Our research team has successfully discovered and advanced multiple compounds into clinical development including sovaprevir, odalasvir, and ACH-3422 in our HCV program, all of which we have licensed to Janssen, and ACH-4471, a complement factor D inhibitor from our broad alternative pathway complement inhibitor platform.

We were incorporated on August 17, 1998 in Delaware. Since our inception, we have spent substantial research and development funds to develop our drug candidate pipeline and expect to continue to do so for the foreseeable future. We have incurred losses of $546.3 million from inception through June 30, 2017 and had an accumulated deficit of $560.1 million as of June 30, 2017, which includes preferred stock dividends recognized until our initial public offering in 2006. Our net losses were $22.5 million and $18.5 million for the three months ended June 30, 2017 and 2016, respectively, and $42.7 million and $36.5 million for the six months ended June 30, 2017 and 2016, respectively.

We have funded our operations primarily through proceeds from the sale of equity securities. Through June 30, 2017, we have received approximately $932.4 million in aggregate gross proceeds from stock issuances, including convertible preferred stock, our initial public offering, private placements of our common stock, registered offerings of our common stock and an equity investment by Johnson & Johnson Innovation, Inc., or JJDC.

Absent any potential amounts received under our collaboration arrangements, we expect to incur substantial and increasing losses for at least the next several years as we seek to continue preclinical and clinical development of certain complement inhibitors and drug candidates.

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

Under the terms of the Janssen Agreement, we earned a $15.0 million milestone payment in December 2016, and we are eligible to receive (1) up to an additional $100.0 million of clinical milestone payments based upon achievement of clinical enrollment and dosing in a phase III study, (2) up to an additional $290.0 million of milestone payments based upon regulatory approvals and first commercial sale in specified territories, the majority of which relates to regulatory approval and the first commercial sale in the U.S., and (3) up to an additional $500.0 million of milestone payments based upon achieving worldwide sales targets.

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

Financial Operations Overview

Revenue

To date, we have not generated any revenue from the sale of any drugs. During the three and six months ended June 30, 2017 and 2016 we did not recognize any revenue.

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

Complement Factor D Program

Our complement inhibitor platform is directed at advancing small molecule compounds that have the potential to be used in the treatment of immune-related diseases associated with the alternative pathway of the complement system. The complement system is a part of the human innate immune system and is believed to comprise three pathways, the alternative pathway, the lectin pathway and the classical pathway. We are advancing novel small molecules from this platform which target complement factor D, an essential protein within the amplification loop of the alternative pathway. The first clinical compound from our complement inhibitor platform is ACH-4471, which is currently in phase II clinical development in patients with PNH. ACH-4471 is designed to target and inhibit complement factor D. The second clinical compound from our complement inhibitor platform is ACH-5228, which is one of a series of next-generation factor D inhibitors for oral administration that we are also advancing.

ACH-4471. ACH-4471 is a potent and specific inhibitor of factor D which demonstrated complete inhibition of the complement alternative pathway in human healthy volunteers in a phase I clinical trial. Further, the compound has demonstrated dose-proportional in vitro suppression of red blood cell destruction, or hemolysis, in plasma samples from PNH patients and similar suppression of cell killing in serum from patients with atypical hemolytic uremic syndrome, or aHUS. We are currently conducting a phase II clinical trial of ACH-4471 in patients with PNH and anticipate initiating a clinical trial in patients with C3G and IC-MPGN in the second half of 2017. ACH-4471 has exhibited the following characteristics in preclinical studies and clinical trials:

•	Potency. ACH-4471 is highly specific for inhibition of factor D, a protein critical to the amplification of the complement system. After oral administration of ACH-4471 in phase I clinical trials in healthy human volunteers, we noted complete suppression of alternative pathway activity to 24 hours post-dosing. A phase II clinical trial of ACH-4471 is on-going and continues to enroll untreated PNH patients. To date, four PNH patients have been treated, two of whom completed the three-month trial and have entered the long-term extension trial. One additional patient continues to receive dosing in the three-month trial and a fourth patient voluntarily withdrew from the trial on day 41 for reasons unrelated to safety.

In August 2017, we announced interim data from this trial which indicated that ACH-4471 mechanistically inhibited factor D, its intended target, and meaningfully improved LDH, hemoglobin, fatigue score, and other measures of response, including PNH clone size.

•	Pharmacokinetics and Metabolism. Pharmacokinetic results and activity in preclinical studies suggest that ACH-4471 should be explored in clinical development for potential oral dosing twice or three times daily. Controlled release formulation systems are also being developed for ACH-4471 with the objective of optimizing trough exposures and reducing dosing frequency.

•	Safety. Six-month and nine-month toxicology studies testing the effects of ACH-4471 in rats and dogs, respectively, have been completed and support progression of ACH-4471. In single-ascending and multi-ascending dose phase I clinical trials in healthy volunteers, at doses ranging from 75mg three times daily to 200mg, 500mg, 800mg, and 1200mg twice daily, ACH-4471 has been generally well tolerated with no treatment-related serious adverse events reported. In this phase I study, two cases of self-limited, alanine aminotransferase, or ALT, elevations (Grade 3 and 4) were observed post-treatment at doses of 500mg and 800mg twice daily, respectively, with neither subject exhibiting signs or symptoms of hepatic decompensation. Both subjects’ ALT levels normalized without intervention during follow up. Further, no treatment-associated fever or infections were observed.

In the on-going dose ranging phase II clinical trial in PNH patients being conducted doses start at 100mg or 150mg three times daily, or TID, with allowance for intra-patient dose escalation. To date, 200mg TID is the highest dose administered. In August 2017, we announced that interim data from this trial showed that to date a favorable tolerability profile had been observed with no reports of clinically meaningful increases in liver enzymes.

ACH-5228. ACH-5228 is one of our next-generation factor D inhibitors for oral administration. The compound demonstrated complete inhibition of the complement alternative pathway after repeat, twice-daily dosing in non-human primates over a seven-day period. The compound also has the following characteristics based on our preclinical research to date:

•	Potency. ACH-5228 is also specific for factor D inhibition, and had a two to three-fold greater potency than ACH-4471 in preclinical studies, delivering similar inhibition of the complement alternative pathway at inhibitory concentrations of approximately half that of ACH-4471.

•	Pharmacokinetics and Metabolism. Pharmacokinetic characteristics for ACH-5228 suggest the possibility of twice daily or once daily dosing frequency.

•	Safety. We have completed short-term, non-clinical studies in rats and dogs in which ACH-5228 demonstrated tolerability and safety margins supportive of progression into human clinical development.

We anticipate initiating a first-in-human phase I clinical trial of ACH-5228 by year-end 2017.

Other Next Generation Factor D Inhibitors for Oral Administration. Our research team has synthesized more than 2,000 factor D inhibitor compounds from which we have selected several to advance into further preclinical development. We also have other next generation compounds in advanced stages of preclinical development.

Next Generation Factor D Inhibitors for GA. Our research team has selected several compounds from our library for the physicochemical properties that may be advantageous for delivery to the back of the eye for treatment of GA with the goal of achieving treatment duration of three months or longer. We are advancing a number of these compounds in preclinical studies, as well as a number of delivery technologies, to optimize treatment duration, and we anticipate selecting one or more lead compounds and delivery technologies later in 2017.

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

Dose			HCV Genotype	Dosing Duration (weeks)	Number (%) with undetectable HCV RNA at SVR24*
AL-335 (mg QD)	ODV (mg)	SMV (mg QD)
400	50 QD	100	1	8	20/20(100%)
800	50 QOD	75	1	8	20/20(100%)
800	50 QOD	75	1	6	20/20(100%)
800	50 QOD	—	1	8	21/25(84%)
800	50 QOD	—	1	12	7/8(88%)
800	50 QOD	75	3	8	0/5(0%)
800	50 QOD	75	3	12	10/13 (77%)**

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

All costs associated with internal research and development, and research and development services for which we have externally contracted, are expensed as incurred. The costs of obtaining patents for our candidates are expensed as incurred as indirect costs. Our research and development expenses for the six months ended June 30, 2017 and 2016 were as follows:

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Clinical candidate direct external costs:
ACH-4471	$8,245	$11,527
ACH-5228	6,499	—
Other next generation factor D inhibitors (oral)	2,585	2,368
Next generation factor D inhibitors (intravitreal)	1,469	409
HCV compounds and combination trials	23	185

	18,821	14,489
Direct internal personnel costs	10,734	10,402

Sub-total direct costs	29,555	24,891
Indirect costs and overhead	3,927	2,667
Research and development tax credit	265	(125)

Total research and development	$33,747	$27,433

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

Critical Accounting Policies and Estimates

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our critical accounting estimates is included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in our Annual Report on Form 10-K for the year ended December 31, 2016. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a significant impact on our financial results. During the first six months of 2017, there were no significant changes in our estimates or our critical accounting policies.

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

Revenues:

During the three and six months ended June 30, 2016 and 2017 we did not recognize any revenue.

Comparison of Three and Six Months Ended June 30, 2017 and 2016

Research and Development Expenses. Research and development expenses were $18.3 million and $14.2 million for the three months ended June 30, 2017 and 2016, respectively, and $33.7 million and $27.4 million for the six months ended June 30, 2017 and 2016, respectively. The increase for the three and six months ended June 30, 2017 was primarily due to increased clinical trial costs related to ACH-4471 combined with an increase in manufacturing costs for ACH-5228 and increased discovery research costs related to our intravitreal factor D inhibitors. These amounts were partially offset by decreased ACH-4471 manufacturing costs. We expect research and development expenses to increase during the second half of the year as we continue to seek to advance ACH-4471 in clinical trials, in both PNH and C3G, enhance our formulation processes for ACH-4471 including development of an extended release formulation, synthesize greater quantities of our other next generations complement factor D inhibitor compounds, advance our broader complement factor D portfolio to address additional indications, and pursue additional discovery opportunities for creating factor D inhibitors that address significant patient needs. Research and development expenses for the three and six months ended June 30, 2017 and 2016 are comprised as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	(in thousands)
	2017	2016	Change	% Change	2017	2016	Change	% Change
Personnel costs	$3,947	$3,620	$327	9%	$8,063	$8,062	$1	0%
Stock-based compensation	1,277	1,163	114	10%	2,671	2,346	325	14%
Outsourced research and supplies	10,798	7,254	3,544	49%	17,658	13,309	4,349	33%
Professional and consulting fees	1,175	1,068	107	10%	2,804	1,684	1,120	67%
Facilities costs	779	799	(20)	(3)%	1,631	1,572	59	4%
Travel and other costs	352	310	42	14%	655	585	70	12%
Research and development tax credit	(75)	(60)	(15)	25%	265	(125)	390	(312)%

Total	$18,253	$14,154	$4,099	29%	$33,747	$27,433	$6,314	23%

General and Administrative Expenses. General and administrative expenses were $5.4 million and $5.2 million for the three months ended June 30, 2017 and 2016, respectively, and $11.0 million and $10.6 million for the six months ended June 30, 2017 and 2016, respectively. The increase for the three and six months ended June 30, 2017 was primarily due to increased corporate legal fees and market related consulting fees. These amounts were partially offset by a decrease in corporate taxes. We expect general and administrative expenses to remain consistent during the remainder of the year. General and administrative expenses for the three and six months ended June 30, 2017 and 2016 are comprised as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	(in thousands)
	2017	2016	Change	% Change	2017	2016	Change	% Change
Personnel costs	$1,544	$1,576	$(32)	(2)%	$3,221	$3,290	$(69)	(2)%
Stock-based compensation	1,506	1,474	32	2%	3,288	3,267	21	1%
Professional and consulting fees	1,364	990	374	38%	2,777	2,062	715	35%
Facilities costs	329	311	18	6%	670	516	154	30%
Travel and other costs	620	804	(184)	(23)%	1,055	1,460	(405)	(28)%

Total	$5,363	$5,155	$208	4%	$11,011	$10,595	$416	4%

Other Income (Expense). Interest income was $1.1 million and $0.8 million for the three months ended June 30, 2017 and 2016, respectively. The $0.3 million, or 31%, increase was primarily due to a greater return on investments during the period. Interest expense was $12,000 for both the three months ended June 30, 2017 and 2016.

Interest income was $2.1 million and $1.5 million for the six months ended June 30, 2017 and 2016, respectively. The $0.6 million, or 39% increase was primarily due to a greater return on investments during the period. Interest expense was $29,000 and $26,000 for the six months ended June 30, 2017 and 2016, respectively.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through proceeds from the sale of equity securities. Through June 30, 2017, we have received approximately $932.4 million in aggregate gross proceeds from stock issuances, including convertible preferred stock, our initial public offering, private placements of our common stock, registered offerings of our common stock and the equity investment by JJDC.

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

In May 2016, we entered into an amendment to the Master Security Agreement. The amendment provided for a line of credit for equipment loan advances of $1.4 million, of which approximately $400,000 reflected the outstanding balance as of the date of the amendment, under the Master Security Agreement, dated October 2014 and extended the period during which we were entitled to draw down equipment loan advances through May 26, 2017. In July 2017, Webster agreed to further extend the period during which we were entitled to draw down under the facility through May 28, 2018. Under the facility, purchased equipment serves as collateral for any advances. Each drawdown under the facility is payable over a three-year term and bears interest at a fixed rate, determined at the time of each borrowing, equal to the Three Year Federal Home Loan Bank of Boston Classic Advance rate plus 4.75%. In October 2016, Webster advanced $443,000 to us under the facility.

As of June 30, 2017, our debt balance due to borrowings was $466,000 with a weighted average interest rate of 6.07%.

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

We had $368.7 million and $391.5 million in cash, cash equivalents and marketable securities as of June 30, 2017 and December 31, 2016, respectively. We regularly review our investments and monitor the financial markets. As of June 30, 2017, our cash, cash equivalents and marketable securities included high-quality financial instruments, primarily money market funds, U.S. government and agency securities, government-sponsored bond obligations and certain other corporate debt securities, with the effective duration of the portfolio less than twelve months and no security with an effective duration in excess of twenty-four months, which we believe are subject to limited credit risk.

Cash used in operating activities was $22.7 million for the six months ended June 30, 2017 and was primarily attributable to our $42.7 million net loss, combined with a $3.9 million decrease in accounts payable. This amount was partially offset by a $15.0 million decrease in accounts receivable, primarily related to the receipt of the Janssen milestone payment in January 2017, combined with $5.9 million in non-cash stock-based compensation and a $4.1 million increase in accrued expenses. Cash used in operating activities was $33.1 million for the six months ended June 30, 2016 and was primarily attributable to our $36.5 million net loss, combined with a $3.5 million increase in accrued expenses and other liabilities, partially offset by $5.6 million in non-cash stock-based compensation.

Cash used in investing activities was $19.0 million for the six months ended June 30, 2017 and was primarily attributable to $208.6 million in purchases of marketable securities partially offset by $190.0 million in maturities of marketable securities. Cash used in investing activities was $14.9 million for the six months ended June 30, 2016 and was primarily attributable to $330.8 million in purchases of marketable securities partially offset by $317.2 million in maturities of marketable securities.

Cash used in financing activities was $232,000 for the six months ended June 30, 2017 and was primarily attributable to the payment of deferred financing costs related to the universal shelf registration on Form S-3 filed in February 2017 and our entry into the sales agreement with Cantor, combined with repayments of debt, offset by proceeds received from our Employee Stock Purchase Plan. Cash provided by financing activities was $87,000 for the six months ended June 30, 2016 and was primarily attributable to $126,000 in proceeds from our Employee Stock Purchase Plan combined with proceeds of $71,000 from the exercise of stock options. This amount was partially offset by $110,000 attributable to repayments of debt.

We expect to incur substantial and increasing losses for at least the next several years as we seek to continue preclinical and clinical development of our complement inhibitor compounds and drug candidates.

We do not expect our existing capital resources to be sufficient to fund the completion of the development of our complement inhibitor program. As a result, we may need to raise additional funds prior to, among other things, being able to further the development of our complement inhibitor program, market any drug candidates associated with that program, obtain regulatory approvals, fund operating losses, and if deemed appropriate, establish manufacturing and sales and marketing capabilities. We may need to raise such additional financing through a combination of public or private equity or debt financings, collaborations, partnerships or other arrangements with third parties or other sources of financing. Moreover, we are dependent on Janssen for the timing and success of the HCV collaboration and there can be no assurance that we will receive any future milestone or royalty payments under that arrangement.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2017.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a–15(d) and 15d–15(d) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are focused on the research and development of our complement inhibitor platform, pursuant to which we are initially targeting complement factor D, an essential protein of the complement alternative pathway that is a part of the human innate immune system. Our complement inhibitor platform is focused on advancing small molecule compounds that inhibit the alternative pathway, and have the potential to be used in the treatment of immune-related diseases where the complement pathway plays a critical role. We anticipate that our complement inhibitor platform may play a role in addressing needs of patients with paroxysmal nocturnal hemoglobinuria, or PNH, including patients who have suboptimal response to, or who fail to respond to, currently approved treatments for PNH, and C3 glomerulopathy, or C3G, and immune complex membranoproliferative glomerulonephritis, or IC-MPGN, both kidney diseases, as well as the needs of patients with other complement-mediated diseases where the alternative pathway plays a significant role, such as geographic atrophy, or GA, an advanced form of dry age-related macular degeneration, or AMD.

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

The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of clinical trials do not necessarily predict success in future clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier development, and we cannot be certain that we will not face similar setbacks. The design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. In addition, changes to formulations of drug candidates may result in delays and requirements for additional clinical testing. We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses. Many companies that believed their drug candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for the drug candidates. Even if we, or any current or future collaborators, believe that the results of clinical trials for our drug candidates warrant marketing approval, the FDA or comparable foreign regulatory authorities may disagree and may not grant marketing approval of our drug candidates.

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

Adverse events or undesirable side effects caused by, or other unexpected properties of, our drug candidates could cause us, any current or future collaborators, an institutional review board or regulatory authorities to interrupt, delay or halt clinical trials of one or more of our drug candidates and could result in a more restrictive label or FDA requirement for a risk evaluation and mitigation strategy, or REMS, or the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities. For example, treatment with complement inhibitors like our factor D inhibitor ACH-4471 may decrease the body’s ability to fend off infection by certain types of pathogens. Treatment with the marketed complement C5 inhibitor, eculizumab (Soliris), is associated with increased risk for certain types of infection, including meningococcal infection. For this reason, patients treated with complement inhibitors, including patients treated in our future clinical trials, may be vaccinated for pathogens known to have increased risk of infection with complement deficiency or inhibition and may also be treated with prophylactic antibiotics in an effort to reduce the risk of an adverse event resulting from an infection. However, there is a risk that vaccination and/or prophylactic antibiotics will not prevent or reduce the risk of infections, including meningococcal infection.

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

Spurred by examples of large price increases for certain drugs, political candidates and others have raised media attention to the issue of pharmaceutical price regulation. For example, recently announced plans have included elements such as patient spending caps, requirements for drug makers to spend a defined portion of their profits on research and development, allowing Americans to import lower-priced drugs from other countries and addressing specialty pharmaceuticals which tend to have higher prices than other drugs. If greater regulation of pharmaceutical pricing is approved, we may not be able to receive adequate reimbursement for our drug therapies, or may be forced to accept pricing at levels lower than that which would make us profitable. We cannot predict the political or regulatory climate that may result in enhanced drug pricing regulations.

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

We have incurred significant annual net operating losses since our inception. We expect to continue to incur significant and increasing net operating losses for at least the next several years. Our net losses were $42.7 million and $36.6 million for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, we had an accumulated deficit of $560.1 million. We have not generated any revenues from product sales, have not completed the development of any drug candidate and may never have a drug candidate approved for commercialization. We are currently only in the early clinical testing stages for our most advanced drug candidate under our complement inhibitor platform and expect that it will be many years, if ever, before we have a drug candidate ready for commercialization.

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

We anticipate that our expenses will increase substantially if and as we:

•	continue research and initiate preclinical and clinical development efforts for our factor D inhibitor drug candidates, including ACH-4471 and ACH-5228;

•	seek regulatory and marketing approvals for our drug candidates that successfully complete clinical trials, if any;

•	establish sales, marketing, distribution and other commercial infrastructure to commercialize various products for which we may obtain marketing approval, if any;

•	contract for the manufacture of larger quantities of drug candidates for clinical development and potentially commercialization;

•	maintain, expand and protect our intellectual property portfolio; and

•	hire and retain additional personnel, such as clinical, quality control and scientific personnel.

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

We believe that our existing cash, cash equivalents and marketable securities as of June 30, 2017, will enable us to fund our current projected operating requirements for at least the next 12 months. Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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

As of August 1, 2017, our directors, executive officers and stockholders who own more than 5% of our outstanding common stock, together with their affiliates and related persons, beneficially owned, in the aggregate, greater than approximately 50% of our outstanding common stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation, sale of all or substantially all of our assets or similar transaction, as well as our management and affairs. The interests of this group of stockholders may not always coincide with our corporate interests or the interest of other stockholders, and they may act in a manner with which you may not agree or that may not be in the best interests of other stockholders. This concentration of voting power may have the effect of delaying, deferring or preventing a change in control of our company on terms that other stockholders may desire and entrenching our management or board or directors.

Our stock price has been and may in the future be volatile, and the market price of our common stock may decline in value in the future.

The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future. During the period from January 1, 2009 to June 30, 2017, our stock price has ranged from a low of $0.70 to a high of $16.87. Market prices for securities of early stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

Certain stockholders hold a substantial number of shares of our common stock. If such stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. JJDC, which owns, as of August 1, 2017, approximately 13% of our common stock, has the right, until July 1, 2023, to require us, under specified conditions, to file a registration statement in order to register all or a portion of the shares held by JJDC. We have also agreed to provide JJDC with certain “piggyback” registration rights such that at any time prior to July 1, 2023, subject to specified conditions, whenever we propose to register shares of our common stock for our own account, JJDC will have the right to include some or all of its shares in such registration. In February 2017, we filed a registration statement with the SEC to register all of the shares of our common stock held by JJDC. We have entered into a lock-up agreement with JJDC pursuant to which JJDC has agreed that, subject to certain exceptions, it will not, and will also cause its affiliates not to, without our prior approval, sell, transfer or otherwise dispose of the shares of our common stock owned by it until the earlier of (1) January 31, 2018, or (2) such date that is 60 days after the first public announcement of top-line clinical results from Janssen’s on-going OMEGA-1 phase 2b clinical trial. Any waiver by us of the restrictions set forth in this lock-up agreement; any sales of our common stock by JJDC after this lock-up agreement lapses; or any other sale of a substantial number of shares of our common stock by any of our other stockholders, none of whom are subject to a lock-up agreement, could have a material adverse effect on the trading price of our common stock.

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

ITEM 5.	OTHER INFORMATION

Employment Agreements with Senior Management

Agreement with Milind S. Deshpande, Ph.D., Chief Executive Officer

On August 4, 2017 we entered into an amended and restated employment agreement with Dr. Deshpande, which became effective on August 4, 2017, and which supersedes his previous employment agreement dated May 28, 2013. Under the amended and restated employment agreement, the term of Dr. Deshpande’s employment ends on December 31, 2017 and is automatically renewable after the initial term for successive one-year periods unless either we or Dr. Deshpande provide written notice to the other at least six months prior to the expiration of the applicable term. Under the amended and restated employment agreement, Dr. Deshpande receives an annualized base salary of $607,700, subject to increase at the discretion of our Board of Directors. In addition, Dr. Deshpande is eligible to receive an annual performance bonus at a target rate of 60% of his annualized base salary, based on our achievement of performance goals for the applicable fiscal year and Dr. Deshpande’s achievement of his performance goals for such year, both as determined by our Board of Directors. Dr. Deshpande is entitled to participate in all benefit programs that we establish and makes available to our executives, to the extent that he is eligible under the plan documents governing those programs.

If a “change in control” (as defined in the amended and restated employment agreement) occurs during the term of Dr. Deshpande’s employment, (1) the vesting schedule of each outstanding option he may have to purchase shares of our common stock shall be partially accelerated so that the option becomes exercisable for an additional number of shares equal to 50% of the original number of shares subject to the option (with the remaining unvested shares continuing to vest pursuant to the original vesting schedule set forth in the applicable option agreement but the remaining length of the vesting schedule shortened accordingly); and (2) any unvested shares or units of restricted stock or stock unit awards he may have shall be partially accelerated so that the number of unvested shares or units shall be reduced by the number of shares or units equal to 50% of the original number of shares or units subject to the restricted stock or stock unit award (with the remaining unvested shares or units continuing to vest pursuant to the original vesting schedule set forth in the applicable restricted stock or stock unit award agreement, but with the remaining length of the vesting schedule shortened accordingly).

If, prior to or more than twelve months following a change in control, we terminate Dr. Deshpande’s employment without “cause” (as defined in his amended and restated employment agreement) or he resigns his employment for “good reason” (as defined in his amended and restated employment agreement), and provided that he timely enters into a severance and release of claims agreement, Dr. Deshpande is entitled to receive: (1) continued payment of his then current base salary for an eighteen-month period;

(2) if Dr. Deshpande is eligible for and timely elects to continue receiving medical and/or dental insurance under COBRA, continued payment of the premiums for such coverage for eighteen months or, if earlier, the date his COBRA continuation coverage expires; (3) a pro-rated target bonus for the fiscal year of his termination; (4) partial accelerated vesting of each outstanding option he may have to purchase shares of our common stock such that each option shall become exercisable for an additional number of shares equal to 25% of the original number of shares subject to the option; and (5) partial accelerated vesting of each restricted stock or stock unit award he may have such that the number of unvested shares or units shall be reduced by 25% of the original number of shares or units subject to the restricted stock or stock unit award. If, within twelve months following a change in control, we terminate Dr. Deshpande’s employment without cause or he resigns his employment for good reason, the occurrence of which we refer to as a “change in control termination,” and provided that he timely enters into a severance and release of claims agreement, Dr. Deshpande is entitled to receive, in addition to (1) and (2) above, and in lieu of (3), (4), and (5) above, the following: an amount equal to 150% of the target bonus for the fiscal year of his termination; full accelerated vesting of each outstanding option he may have to purchase shares of our common stock; and full accelerated vesting of each restricted stock or stock unit award he may have (with each such award becoming free from repurchase and forfeiture provisions). If Dr. Deshpande’s employment terminates due to his death, then his estate is entitled to receive an amount equal to twelve months of Dr. Deshpande’s base salary as of his date of death, plus any unpaid base salary for the calendar month in which Dr. Deshpande’s death occurs. Any termination of Dr. Deshpande’s employment due to expiration of the term of employment by notice of non-renewal by us shall be treated as a change in control termination. If Dr. Deshpande’s employment is terminated for any other reason, including by us for cause, by him without good reason or by notice of non-renewal, or due to his “disability” (as defined in his amended and restated employment agreement), our obligations under his amended and restated employment agreement shall immediately cease and Dr. Deshpande shall be entitled only to the base salary that has accrued through his date of termination.

In connection with his entry into the amended and restated employment agreement with us, Dr. Deshpande also entered into a nondisclosure, assignment of inventions and post-employment covenants agreement with us.

A copy of Dr. Deshpande’s amended and restated employment agreement is attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference. The foregoing description of the material terms of the employment agreement does not purport to be complete and is qualified in its entirety by reference to such exhibit.

Agreement with Mary Kay Fenton, Executive Vice President and Chief Financial Officer

On August 4, 2017, we entered into an employment agreement with Ms. Fenton that will become effective as of January 1, 2018. Until the effective date of the employment agreement, Ms. Fenton’s Second Amended and Restated Employment Agreement dated as of March 9, 2010 and Supplemental Severance Agreement dated as of March 9, 2010, both as amended by the Supplemental Terms of Compensation Agreement dated as of April 5, 2011, will remain in force and effect and continue to govern the terms of her employment. Under Ms. Fenton’s new employment agreement, the term of her employment will run from January 1, 2018 through December 31, 2018 and shall automatically be renewable after the initial term for successive one-year periods unless either we or Ms. Fenton provide written notice to the other at least six months prior to the expiration of the applicable term. Under the new employment agreement, Ms. Fenton will receive an annualized base salary of $382,130, subject to increase at the discretion of our Board of Directors. In addition, Ms. Fenton will be eligible to receive an annual performance bonus at a target rate of 40% of her annualized base salary, based on our achievement of performance goals for the applicable fiscal year and Ms. Fenton’s achievement of her performance goals for such year, both as determined by our Board of Directors. Ms. Fenton will be entitled to participate in all benefit programs that we establish and makes available to our executives, to the extent that she is eligible under the plan documents governing those programs.

If a “change in control” (as defined in her new employment agreement) occurs during the term of Ms. Fenton’s employment under the agreement, (1) the vesting schedule of each outstanding option she may have to purchase shares of our common stock shall be partially accelerated so that the option becomes exercisable for an additional number of shares equal to 50% of the original number of shares subject to the option (with the remaining unvested shares continuing to vest pursuant to the original vesting schedule set forth in the applicable option agreement but the remaining length of the vesting schedule shortened accordingly); and (2) any unvested shares or units of restricted stock or stock unit awards she may have shall be partially accelerated so that the number of unvested shares or units shall be reduced by the number of shares or units equal to 50% of the original number of shares or units subject to the restricted stock or stock unit award (with the remaining unvested shares or units continuing to vest pursuant to the original vesting schedule set forth in the applicable restricted stock or stock unit award agreement, but with the remaining length of the vesting schedule shortened accordingly).

If, after the effective date of her new employment agreement and prior to or more than twelve months following a change in control, we terminate Ms. Fenton’s employment without “cause” (as defined in her new employment agreement) or she resigns her employment for “good reason” (as defined in her new employment agreement), the occurrence of which we refer to as a “covered termination,” and provided that she timely enters into a severance and release of claims agreement, Ms. Fenton will be entitled to receive: (1) continued payment of her then current base salary for an twelve-month period; (2) if Ms. Fenton is eligible for and timely elects to continue receiving medical and/or dental insurance under COBRA, continued payment of the premiums for such coverage for twelve months or, if earlier, the date her COBRA continuation coverage expires; (3) a pro-rated target bonus for the fiscal year of her termination; (4) partial accelerated vesting of each outstanding option she may have to purchase shares of our common stock such that each option shall become exercisable for an additional number of shares equal to 25% of the original number of shares subject to the option; and (5) partial accelerated vesting of each restricted stock or stock unit award she may have such that the number of unvested shares or units shall be reduced by 25% of the original number of shares or units subject to the restricted stock or stock unit award. If, after the effective date of the new employment agreement and within twelve months following a change in control, we terminate Ms. Fenton’s employment without cause or she resigns her employment for good reason, the occurrence of which we refer to as a “change in control termination,” and provided that she timely enters into a severance and release of claims agreement, Ms. Fenton will be entitled to receive, in addition to (1) and (2) above, and in lieu of (3), (4), and (5) above, the following: an amount equal to the target bonus for the fiscal year of her termination; full accelerated vesting of each outstanding option she may have to purchase shares of our common stock; and full accelerated vesting of each restricted stock or stock unit award she may have (with each such award becoming free from repurchase and forfeiture provisions). Following the effective date of the new employment agreement, any termination of Ms. Fenton’s employment due to expiration of the term of employment by notice of non-renewal by us shall, if occurring prior to or more than twelve months after a change in control, be treated as a covered termination, or if occurring within twelve months after a change in control, be treated as a change in control termination. If Ms. Fenton’s employment is terminated for any other reason, including by us for cause, by her without good reason or by notice of non-renewal, or due to her death or “disability” (as defined in her new employment agreement), our obligations under the agreement shall immediately cease and Ms. Fenton shall be entitled only to the base salary that has accrued through her date of termination.

In connection with the execution of her new employment agreement, Ms. Fenton also entered into a nondisclosure, assignment of inventions and post-employment covenants agreement with us.

A copy of Ms. Fenton’s new employment agreement is attached as Exhibit 10.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference. The foregoing description of the material terms of the employment agreement does not purport to be complete and is qualified in its entirety by reference to such exhibit.

Agreements with Other Executive Officers

David Apelian, MD, Ph.D., Executive Vice President and Chief Medical Officer

Joseph Truitt, Executive Vice President of Business Development and Chief Commercial Officer

On August 4, 2017, we entered into amended and restated employment agreements with each of Dr. Apelian and Mr. Truitt, each of which became effective on August 4, 2017, superseding their previous employment agreements (specifically, Dr. Apelian’s employment agreement dated May 6, 2013 and Mr. Truitt’s employment agreement dated April 5, 2011). The term of each of Dr. Apelian’s and Mr. Truitt’s employment under their respective employment agreements ends on December 31, 2017 and is automatically renewable after such initial term for successive one-year periods unless either we or such executive officer provides written notice to the other at least six months prior to the expiration of the applicable term. Under their respective amended and restated employment agreements, Dr. Apelian receives an annualized base salary of $500,065 and Mr. Truitt receives an annualized base salary of $382,130, in each case subject to increase at the discretion of our Board of Directors. In addition, Dr. Apelian and Mr. Truitt are each eligible to receive an annual performance bonus at a target rate of 40% of their annualized base salaries, in each case based on our achievement of performance goals for the applicable fiscal year and such executive officer’s achievement of his performance goals for such year, both as determined by our Board of Directors. Each of Dr. Apelian and Mr. Truitt are entitled to participate in all benefit programs that we establish and make available to our executives, to the extent that they are eligible under the plan documents governing those programs. In addition, Dr. Apelian is entitled to $17,400 annually for commuting assistance, with such amount grossed up for taxes.

If a change in control (as defined in the applicable amended and restated employment agreement) occurs during the term of Dr. Apelian’s or Mr. Truitt’s employment under their respective amended and restated employment agreements, (1) the vesting schedule of each outstanding option such executive officer may have to purchase shares of our common stock shall be partially accelerated so that the option becomes exercisable for an additional number of shares equal to 50% of the original number of shares subject to the option (with the remaining unvested shares continuing to vest pursuant to the original vesting schedule set forth in the applicable option agreement but the remaining length of the vesting schedule shortened accordingly); and (2) any unvested shares or units of restricted stock or stock unit awards such executive officer may have shall be partially accelerated so that the number of unvested shares or units shall be reduced by the number of shares or units equal to 50% of the original number of shares or units subject to the restricted stock or stock unit award (with the remaining unvested shares or units continuing to vest pursuant to the original vesting schedule set forth in the applicable restricted stock or stock unit award agreement, but with the remaining length of the vesting schedule shortened accordingly).

If, prior to or more than twelve months following a change in control, we terminate Dr. Apelian’s or Mr. Truitt’s employment without “cause” (as defined in the applicable amended and restated employment agreement) or such executive officer resigns his employment for “good reason” (as defined in the applicable amended and restated employment agreement), the occurrence of which we refer to as a “covered termination,” and provided that such executive officer timely enters into a severance and release of claims agreement, such executive officer will be entitled to receive: (1) continued payment of his then current base salary for a twelve-month period; (2) if such executive officer is eligible for and timely elects to continue receiving medical and/or dental insurance under COBRA, continued payment of the premiums for such coverage for twelve months or, if earlier, the date such executive officer’s COBRA continuation coverage expires; (3) a pro-rated target bonus for the fiscal year of such executive officer’s termination; (4) partial accelerated vesting of each outstanding option such executive officer may have to purchase shares of our common stock such that each option shall become exercisable for an additional number of shares equal to 25% of the original number of shares subject to the option; and (5) partial accelerated vesting of each restricted stock or stock unit award such executive officer may have such that the number of unvested shares or units shall be reduced by 25% of the original number of shares or units subject to the restricted stock or stock unit award. If, within twelve months following a change in control, we terminate Dr. Apelian’s or Mr. Truitt’s employment without cause or such executive officer resigns his employment for good reason, the occurrence of which we refer to as a “change in control termination,” and provided that such executive officer timely enters into a severance and release of claims agreement, such executive officer will be entitled to receive, in addition to (1) and (2) above, and in lieu of (3), (4), and (5) above, the following: an amount equal to the target bonus for the fiscal year of the executive officer’s termination; full accelerated vesting of each outstanding option the executive officer may have to purchase shares of our common stock; and full accelerated vesting of each restricted stock or stock unit award the executive officer may have (with each such award becoming free from repurchase and forfeiture provisions). Any termination of Dr. Apelian’s or Mr. Truitt’s employment due to expiration of the term of employment by notice of non-renewal by us shall, if occurring prior to or more than twelve months after a change in control, be treated as a covered termination, or if occurring within twelve months after a change in control, be treated as a change in control termination. If Dr. Apelian’s or Mr. Truitt’s employment is terminated for any other reason, including by us for cause, by such executive officer without good reason or by notice of non-renewal, or due to such executive’s death or “disability” (as defined in the applicable amended and restated employment agreement), our obligations under such employment agreement shall immediately cease and the executive officer shall be entitled only to the base salary that he accrued through his date of termination.

A copy of Dr. Apelian’s amended and restated employment agreement is attached as Exhibit 10.3 to this Quarterly Report on Form 10-Q, and a copy of Mr. Truitt’s amended and restated employment agreement is attached as Exhibit 10.4 to this Quarterly Report on Form 10-Q, each of which is incorporated herein by reference. The foregoing description of the material terms of each of their amended and restated employment agreements does not purport to be complete and is qualified in its entirety by reference to such exhibits.

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit

10.1	Amended and Restated Employment Agreement, dated August 4, 2017, by and between Achillion Pharmaceuticals, Inc. and Milind S. Deshpande.

10.2	Amended and Restated Employment Agreement, dated August 4, 2017, by and between Achillion Pharmaceuticals, Inc. and Mary Kay Fenton.

10.3	Amended and Restated Employment Agreement, dated August 4, 2017, by and between Achillion Pharmaceuticals, Inc. and David Apelian.

10.4	Amended and Restated Employment Agreement, dated August 4, 2017, by and between Achillion Pharmaceuticals, Inc. and Joseph Truitt.

10.5	Amended and Restated Employment Agreement, dated August 4, 2017, by and between Achillion Pharmaceuticals, Inc. and Martha Manning.

10.6	First Amendment to Master Security Agreement between Achillion Pharmaceuticals, Inc. and Webster Bank, National Association, dated as of May 26, 2016, as further amended on July 11, 2017.

31.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets at June 30, 2017 and December 31, 2016 (unaudited), (ii) Statements of Comprehensive Loss for the three and six months ended June 30, 2017 and 2016 (unaudited), (iii) Statements of Cash Flows for the six months ended June 30, 2017 and 2016 (unaudited), and (iv) Notes to Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACHILLION PHARMACEUTICALS, INC.

Date: August 8, 2017	/s/ Milind S. Deshpande
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2017	/s/ Mary Kay Fenton
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1	Amended and Restated Employment Agreement, dated August 4, 2017, by and between Achillion Pharmaceuticals, Inc. and Milind S. Deshpande.

10.2	Amended and Restated Employment Agreement, dated August 4, 2017, by and between Achillion Pharmaceuticals, Inc. and Mary Kay Fenton.

10.3	Amended and Restated Employment Agreement, dated August 4, 2017, by and between Achillion Pharmaceuticals, Inc. and David Apelian.

10.4	Amended and Restated Employment Agreement, dated August 4, 2017, by and between Achillion Pharmaceuticals, Inc. and Joseph Truitt.

10.5	Amended and Restated Employment Agreement, dated August 4, 2017, by and between Achillion Pharmaceuticals, Inc. and Martha Manning.

10.6	First Amendment to Master Security Agreement between Achillion Pharmaceuticals, Inc. and Webster Bank, National Association, dated as of May 26, 2016, as further amended on July 11, 2017.

31.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets at June 30, 2017 and December 31, 2016 (unaudited), (ii) Statements of Comprehensive Loss for the three and six months ended June 30, 2017 and 2016 (unaudited), (iii) Statements of Cash Flows for the six months ended June 30, 2017 and 2016 (unaudited), and (iv) Notes to Financial Statements (unaudited).