Form 10-Q
period 2017-09-30
ACHILLION PHARMACEUTICALS INC
filed 2017-11-01
CIK 1070336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 27, 2017, the registrant had 136,857,732 shares of Common Stock, $0.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Achillion Pharmaceuticals, Inc.

Balance Sheets

(in thousands, except per share amounts)

(unaudited)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$52,094	$77,261
Marketable securities	269,636	286,558
Accounts and other receivables	291	15,256
Prepaid expenses and other current assets	4,985	3,460

Total current assets	327,006	382,535
Marketable securities	30,065	27,657
Fixed assets, net	3,013	3,479
Other assets	206	52
Restricted cash	152	152

Total assets	$360,442	$413,875

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,133	$7,002
Accrued expenses	6,102	6,618
Current portion of long-term debt	201	351

Total current liabilities	14,436	13,971
Long-term debt	169	301
Other long-term liabilities	100	149

Total liabilities	14,705	14,421

Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $.001 par value; 200,000 shares authorized: 137,858 and 136,722 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	138	137
Additional paid-in capital	925,113	916,584
Accumulated deficit	(579,451)	(517,418)
Accumulated other comprehensive income (loss)	(63)	151

Total stockholders’ equity	345,737	399,454

Total liabilities and stockholders’ equity	$360,442	$413,875

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Comprehensive Loss

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$—	$—	$—	$—

Operating expenses
Research and development	15,620	16,701	49,368	44,133
General and administrative	4,843	4,848	15,853	15,443

Total operating expenses	20,463	21,549	65,221	59,576

Loss from operations	(20,463)	(21,549)	(65,221)	(59,576)
Other income (expense)
Interest income	1,133	846	3,225	2,353
Interest expense	(8)	(27)	(37)	(54)

Net loss	(19,338)	(20,730)	(62,033)	(57,277)

Basic and diluted net loss per share (Note 4)	(0.14)	(0.15)	(0.45)	(0.42)

Total comprehensive loss (Note 9)	$(19,281)	$(20,731)	$(62,247)	$(56,922)

Weighted average number of shares used in computing basic and diluted net loss per share	137,375	136,681	136,947	136,647

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Cash Flows

(in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net loss	$(62,033)	$(57,277)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	842	690
Non-cash stock-based compensation	8,364	8,300
Loss on disposal of fixed assets	—	8
Premium on purchases of marketable securities	(1,329)	(164)
Amortization of premium on marketable securities	729	924
Changes in operating assets and liabilities:
Accounts and other receivables	14,965	121
Prepaid expenses and other assets	(1,504)	(15)
Accounts payable	1,313	1,095
Accrued expenses	(527)	(2,346)
Other long term liabilities	(49)	166

Net cash (used in) operating activities	(39,229)	(48,498)

Cash flows from investing activities
Purchases of fixed assets	(547)	(1,765)
Purchases of marketable securities	(265,684)	(404,032)
Maturities of marketable securities	280,584	412,900

Net cash provided by investing activities	14,353	7,103

Cash flows from financing activities
Proceeds from exercise of stock options	39	71
Proceeds from sale of common stock under Employee Stock Purchase Plan	127	126
Payment of deferred financing costs	(175)	—
Repayments of debt	(282)	(165)

Net cash (used in) provided by financing activities	(291)	32

Net decrease in cash and cash equivalents	(25,167)	(41,363)
Cash and cash equivalents, beginning of period	77,261	81,725

Cash and cash equivalents, end of period	$52,094	$40,362

Supplemental disclosure of cash flow information
Cash paid for interest	$39	$33
Supplemental disclosure of non-cash investing and financing activities
Cashless exercise of warrants	$8,750	$—
Purchases of equipment in accounts payable or accrued expenses	$28	$343

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

The Company incurred losses of $565,590 from inception through September 30, 2017 and had an accumulated deficit of $579,451 at September 30, 2017, which includes preferred stock dividends recognized until the Company’s initial public offering in 2006. The Company has funded its operations primarily through the sale of equity securities.

Based on the Company’s current development plan, the Company believes that its existing cash, cash equivalents and marketable securities will be sufficient to meet its current projected operating requirements for at least the next 12 months. However, the Company’s future capital requirements may change and will depend upon numerous factors, including but not limited to:

•	the scope, progress, results and costs of drug discovery, preclinical development, laboratory testing and clinical trials for the Company’s drug candidates;

•	the Company’s ability to enter into and the terms and timing of any collaborations, licensing or other arrangements that it may establish;

•	the number of future drug candidates that the Company pursues and their development requirements;

•	the outcome, timing and costs of seeking regulatory approvals;

•	the costs of commercialization activities for any of the Company’s drug candidates that receive marketing approval to the extent such costs are not the responsibility of any collaborators, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;

•	the Company’s headcount growth and associated costs as it seeks to expand its research and development and establish a commercial infrastructure;

•	the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent and other intellectual property rights and defending against intellectual property-related claims;

•	the Company’s ability to raise debt or equity capital, including any changes in the credit or equity markets that may impact its ability to obtain capital in the future;

•	the costs associated with, and the outcome of, lawsuits against the Company, if any;

•	the Company’s acquisition and development of new technologies and drug candidates;

•	competing technological and market developments, including those currently unknown to the Company; and

•	subject to receipt of marketing approval, revenue, if any, received from commercial sales of the Company’s drug candidates.

2. Accounting Standards Updates

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes all existing revenue recognition requirements, including most industry-specific guidance. ASU No. 2014-09 requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which delays the effective date of ASU No. 2014-09 by one year. The new standard is effective for reporting periods beginning after December 15, 2017. In March 2016, FASB also issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic

606): Principal versus Agent Considerations,” which clarifies the implementation guidance on principal versus agent considerations. Further, in April 2016, FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” which clarifies the implementation guidance on identifying performance obligations and licensing. The Company does not believe that ASU No. 2014-09 or Topic 606 will have a material effect on its financial position and results of operations.

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

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2017, and its results of operations for the three and nine months ended September 30, 2017 and 2016, and cash flows for the nine months ended September 30, 2017 and 2016. The balance sheet as of December 31, 2016, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. Interim results are not necessarily indicative of results for a full year.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss (numerator)	$(19,338)	$(20,730)	$(62,033)	$(57,277)
Weighted-average shares, in thousands (denominator)	137,375	136,681	136,947	136,647
Basic and diluted net loss per share	$(0.14)	$(0.15)	$(0.45)	$(0.42)

Potentially dilutive securities outstanding as of September 30, 2017 and 2016 are as follows:

	September 30, 2017	September 30, 2016
Stock options	12,665	10,720
Warrants	21	2,833

Total potentially dilutive securities outstanding	12,686	13,533

5. Collaboration Arrangement

Janssen Pharmaceuticals, Inc.

On September 9, 2017, the Company received notice from Janssen Pharmaceuticals, Inc. (“Janssen”) of Janssen’s termination, effective as of November 8, 2017, of the Collaboration and License Agreement between the Company and Janssen dated May 19, 2015, as amended (the “Janssen Agreement”).

Under the terms of the Janssen Agreement, the Company granted Janssen exclusive worldwide rights to develop and commercialize products that contained one or more of the Company’s drug candidates for the treatment of chronic hepatitis C virus, (“HCV”), namely odalasvir, a second-generation NS5A inhibitor, ACH-3422, a NS5B HCV polymerase inhibitor, and sovaprevir, a NS3/4A HCV protease inhibitor. In May 2015, the Company also entered into a parallel transaction with Janssen’s affiliate, JJDC, Inc. (“JJDC”) pursuant to which JJDC purchased 18,367 shares (the “Shares”) of the Company’s common stock at a price of $12.25 per share, for an aggregate purchase price of $225,000. In connection with the purchase of the Shares, the Company and JJDC also entered into an investor agreement (the “Investor Agreement”) on July 1, 2015 governing specified rights and obligations of JJDC with respect to its ownership of the Shares.

Janssen terminated the Janssen Agreement under section 14.6 of the Janssen Agreement, which allows for unilateral termination at Janssen’s discretion upon 60 days’ written notice to the Company at any time prior to the submission of the first application for marketing approval for a licensed product in any of the major market countries specified in the Janssen Agreement. Pursuant to its notice of termination, Janssen informed the Company that with an increasing number of effective therapies addressing medical need in hepatitis C, Janssen had made a strategic decision to discontinue the development of JNJ-4178, a three-drug combination regimen that contained one of our HCV product candidates that we licensed to Janssen under the Janssen Agreement. Following the termination, all licenses granted by either party to the other under the Janssen Agreement terminate, except to the extent necessary to allow either party to perform any obligations or exercise rights that survive the termination.

Under the terms of the Janssen Agreement, the Company earned a $15,000 clinical milestone payment in December 2016 and would have been eligible to receive (1) up to an additional $100,000 of clinical milestone payments based upon the achievement of clinical enrollment and dosing in a phase III study, (2) up to an additional $290,000 of milestone payments based upon regulatory approvals and first commercial sale in specified territories, the majority of which related to regulatory approval and the first commercial sale in the United States, and (3) up to an additional $500,000 of milestone payments based upon achieving worldwide sales targets. The Company would also have been eligible to receive royalties on worldwide annual net sales of licensed products, if any, at tiered royalty rate percentages beginning in the mid-teens and rising to the low-twenties, subject to customary reductions. Janssen was to bear the future costs of worldwide development and commercialization of licensed products.

Pursuant to the terms of the Investor Agreement, which remains in effect following the termination of the Janssen Agreement, the Shares were subject to a lock-up restriction, voting covenants and a standstill agreement, each of which expired on July 1, 2016. In February 2017, the Company entered into an agreement with JJDC (the “Lock-Up Agreement”) pursuant to which the Shares became subject to a new lock-up restriction, which expires on the earlier of January 31, 2018, or the date that is sixty days after the first public announcement of top-line clinical results from Janssen’s phase IIb OMEGA-1 clinical trial of JNJ-4178, a three drug combination for the treatment of HCV which contained odalasvir, one of the HCV drug candidates the Company had licensed to Janssen under the Janssen Agreement. In addition, until July 1, 2023, JJDC has the right to require, under specified conditions, that the Company file a registration statement in order to register all or a portion of the Shares. The Company will not be required to effect more than two such demand registrations for JJDC in the aggregate and is not required to effect more than one such demand registration in any 12-month period. The Company has also agreed to provide JJDC with certain “piggyback” registration rights such that at any time prior to July 1, 2023, subject to specified conditions, whenever the Company proposes to register shares of its common stock for its account, JJDC will have the right to include some or all of its Shares in such registration. The Investor Agreement also contains other customary terms and conditions of the parties with respect to the registration of the Shares.

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

Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; or

Level 3: Unobservable inputs.

The fair value of the Company’s marketable securities of $299,701 and $314,215 as of September 30, 2017 and December 31, 2016, respectively, is valued based on level 2 inputs. The Company’s investments consist mainly of U.S. government and agency securities, government-sponsored bond obligations and certain other corporate debt securities. Fair value is determined by taking into consideration valuations obtained from third-party pricing services. The third-party pricing services utilize industry standard valuation models, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; issuer credit spreads; benchmark securities; and other observable inputs. The Company has assessed these as level 2 within the fair value hierarchy of ASC 820. The Company classifies its entire investment portfolio as available for sale as defined in ASC 320, “Debt and Equity Securities.” Securities are carried at fair value with the unrealized gains (losses) reported as a separate component of stockholders’ equity within accumulated other comprehensive income.

The unrealized (loss) gain from marketable securities was $(63) and $151 at September 30, 2017 and December 31, 2016, respectively.

As of September 30, 2017 and December 31, 2016, none of the Company’s investments were determined to be other than temporarily impaired.

The following table summarizes the Company’s investments:

	September 30, 2017				December 31, 2016
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Commercial Paper	$41,108	$36	$—	$41,144	$96,891	$267	$—	$97,158
Corporate Debt Securities	211,927	19	(94)	211,852	163,286	4	(129)	163,161
Government and Agency Securities	46,729	—	(24)	46,705	53,887	19	(10)	53,896

Total	$299,764	$55	$(118)	299,701	$314,064	$290	$(139)	$314,215

7. Accrued Expenses and Other Long-Term Liabilities

Accrued expenses and other long-term liabilities consist of the following:

	September 30, 2017	December 31, 2016
Accrued compensation	$3,025	$3,810
Accrued research and development expenses	1,688	1,441
Accrued professional expenses	973	972
Other accrued expenses	516	544

Total	$6,202	$6,767

Accrued research and development expenses consist of amounts owed to third-party contract research organizations (“CROs”), clinical investigators, laboratories and data managers for research and development work performed on behalf of the Company.

8. Stock-Based Compensation

The Company’s 2015 Stock Incentive Plan, as amended, (the “2015 Plan”), is administered by the Company’s Board of Directors and provides for the grant of incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights and other stock-based awards. The Company’s officers, employees, consultants, advisors and directors are eligible to receive awards under the 2015 Plan; however, incentive stock options may only be granted to employees. Stock option awards are exercisable for a period determined by the Company, but in no event longer than ten years from the date of the grant. Stock option awards generally vest as to 25% of the shares underlying the option on the first anniversary of the date of grant and as to 6.25% of the shares underlying the option quarterly thereafter for the following three years, subject to continued service. There were 4,683 shares available to be granted under the 2015 Plan as of September 30, 2017.

A summary of the status of the Company’s stock option activity for the nine months ended September 30, 2017 is presented in the table and narrative below:

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2017	10,394	$7.04
Granted	2,857	4.16
Exercised	(15)	2.70
Forfeited	(410)	6.85
Cancelled	(161)	6.83

Outstanding at September 30, 2017	12,665	$6.40

Options exercisable at September 30, 2017	8,274	$6.58

Weighted-average fair value of options granted during the period		$2.95

Included in the table above are stock options to purchase 130 shares of common stock granted outside the 2015 Plan as inducement grants. These stock options were granted pursuant to a NASDAQ inducement grant exception in accordance with NASDAQ Listing Rule 5635(c)(4) and Section 4(a)(2) of the Securities Act of 1933. These stock options were granted upon the approval by the Company’s Compensation Committee and are subject to a stock option grant agreement which provides terms generally consistent with awards granted under the 2015 Plan.

The Company utilizes the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of assumptions which determine the fair value of the stock-based awards. The assumptions used to value options granted are as follows:

Nine Months Ended
	September 30, 2017	September 30, 2016
Expected term of option	6.0 years	6.25 years
Expected volatility	82% - 83%	81 - 82%
Risk free interest rate	2.04% - 2.08%	1.15 - 1.38%
Expected dividend yield	0%	0%

Total compensation expense recorded in the accompanying statements of operations associated with stock option grants made to employees was $2,378 and $2,656 for the three months ended September 30, 2017 and 2016, respectively, and $8,288 and $8,216 for the nine months ended September 30, 2017 and 2016, respectively. The Company recorded no tax benefit related to these stock options since the Company currently maintains a full valuation allowance on its deferred tax assets.

As of September 30, 2017, the intrinsic value of the stock options outstanding was $5,908 of which $4,853 related to vested stock options and $1,055 related to unvested stock options. The intrinsic value of stock options is calculated based on the difference between the exercise prices of the underlying common stock and the quoted stock price of the Company’s common stock as of the reporting date.

As of September 30, 2017, the total compensation cost related to unvested stock options not yet recognized in the financial statements is approximately $15,294 net of estimated forfeitures, and the weighted average period over which this amount is expected to be recognized is 2.4 years.

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

10. Stockholders’ Equity

Changes in stockholders’ equity for the nine months ended September 30, 2017 and 2016 were as follows:

	Nine Months Ended September 30,
	2017	2016
Balance at December 31, 2016 and 2015	$399,454	$449,636
Net loss	(62,033)	(57,277)
Stock-based compensation	8,364	8,300
Exercise of stock options	39	71
Change in unrealized loss on marketable securities	(214)	355
Issuance of common stock under the Employee Stock Purchase Plan	127	126

Balance at September 30, 2017 and 2016	$345,737	$401,211

11. Commitments and Contingencies

From time to time, in the ordinary course of business, the Company is subject to litigation and regulatory examinations as well as information gathering requests, inquiries and investigations. As of September 30, 2017, there were no active matters.

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

Overview

We are a science-driven, patient-focused biopharmaceutical company seeking to leverage our believed strengths across the continuum from discovery through commercialization by discovering and developing small molecule therapeutics to meet the needs of patients with complement-mediated diseases.

Our current focus is on our complement inhibitor platform, directed at advancing small molecule compounds that have the potential to be used in the treatment of immune-related diseases associated with the alternative pathway of the complement system. The complement system is a part of the human innate immune system and is believed to comprise three pathways: the alternative pathway, the lectin pathway and the classical pathway. We are advancing novel small molecules from this platform which target complement factor D, an essential protein within the amplification loop of the alternative pathway. The alternative pathway is thought to play a critical role in a number of disease conditions including rare orphan conditions such as paroxysmal nocturnal hemoglobinuria, or PNH, a blood disorder, C3 glomerulopathy, or C3G, and immune complex membranoproliferative glomerulonephritis, or IC-MPGN, both kidney diseases, as well as more prevalent indications such as geographic atrophy, or GA, an advanced form of dry age-related macular degeneration, or AMD, an ophthalmologic disease.

We have generated a platform of potent and specific orally-administered compounds that, in preclinical studies, bind to factor D with high affinity, resulting in alternative pathway inhibition. Our lead drug candidate, ACH-4471, has demonstrated complete suppression of alternative pathway complement activity after oral dosing in healthy volunteers in phase I clinical trials. In interim results from the first four patients in a phase II trial in PNH patients, ACH-4471 demonstrated reductions in lactate dehydrogenase, or LDH, a marker of hemolysis, increases in hemoglobin, and improvements in fatigue score. We believe that our alternative pathway factor D inhibitor compounds may have a pharmacological advantage by avoiding extravascular hemolysis, or red blood cell destruction outside of blood vessels, while protecting from intravascular hemolysis, or red blood cell destruction within blood vessels. In addition, we believe our alternative pathway factor D inhibitor compounds may be able to treat the proportion of patients with PNH who have suboptimal response to, or who fail to respond to, currently approved treatments for PNH. Further, because C3G is believed to be a disease primarily resulting from dysregulation of the alternative pathway, we believe our factor D inhibitors may be effective in treating patients with C3G and IC-MPGN. In addition, we are advancing other small molecule compounds with characteristics that have the potential to be appropriate for treatment of GA. We may also seek to advance other factor D inhibitors for oral systemic administration to treat PNH, C3G, IC-MPGN, GA, or other diseases.

We also intend to continue to leverage our extensive expertise in structural biology and synthetic chemistry to discover and develop additional small molecule compounds to meet other significant unmet medical needs. We believe our drug discovery capabilities will allow us to further expand our drug candidate portfolio, providing us with strong growth potential and, over time, reducing our reliance on the success of any single drug candidate. Our research team has successfully discovered and advanced eight drug candidates into human clinical trials, with three additional compounds that we advanced into late-stage preclinical studies. We discovered ten of these eleven drug candidates and compounds in-house by applying our expertise in biology and synthetic chemistry. We intend to continue to capitalize on our internal drug discovery and development capabilities to expand our drug candidate portfolio.

We were incorporated on August 17, 1998 in Delaware. Since our inception, we have spent substantial research and development funds to develop our drug candidate pipeline and expect to continue to do so for the foreseeable future. We have incurred losses of $565.6 million from inception through September 30, 2017 and had an accumulated deficit of $579.5 million as of September 30, 2017, which includes preferred stock dividends recognized until our initial public offering in 2006. Our net losses were $19.3 million and $20.7 million for the three months ended September 30, 2017 and 2016, respectively, and $62.0 million and $57.3 million for the nine months ended September 30, 2017 and 2016, respectively.

We have funded our operations primarily through proceeds from the sale of equity securities. Through September 30, 2017, we have received approximately $932.4 million in aggregate gross proceeds from stock issuances, including convertible preferred stock, our initial public offering, private placements of our common stock, registered offerings of our common stock and an equity investment by Johnson & Johnson Innovation, Inc., or JJDC.

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

In addition to the risks associated with being an early-stage drug development company, there can be no assurance that we or any future collaborators will successfully advance or complete our research and development programs, obtain adequate patent protection for our technology, obtain necessary government regulatory approval for drug candidates we develop, find and maintain appropriate collaboration partners or that any approved drug candidates will be commercially viable. In addition, we may not be profitable even if we or any future collaborators succeed in commercializing any of our drug candidates.

Collaboration with Janssen Pharmaceuticals, Inc.

On September 9, 2017, we received notice from Janssen Pharmaceuticals, Inc., or Janssen, of Janssen’s termination, effective as of November 8, 2017, of our exclusive collaboration and license agreement with them, which we refer to as the Janssen Agreement. Under the terms of the Janssen Agreement, we had granted Janssen exclusive worldwide rights to develop and commercialize products that contained one or more of our drug candidates for the treatment of chronic hepatitis C virus, or HCV, namely odalasvir, a second-generation NS5A inhibitor, ACH-3422, a NS5B HCV polymerase inhibitor, and sovaprevir, a NS3/4A HCV protease inhibitor.

Janssen terminated the Janssen Agreement under section 14.6 of the Janssen Agreement, which allows for unilateral termination at Janssen’s discretion upon 60 days’ written notice to us at any time prior to the submission of the first application for marketing approval for a licensed product in any of the major market countries specified in the Janssen Agreement. Pursuant to its notice of termination, Janssen informed us that with an increasing number of effective therapies addressing medical need in hepatitis C, Janssen had made a strategic decision to discontinue the development of JNJ-4178, a three-drug combination regimen that contained one of our HCV product candidates that we licensed to Janssen under the Janssen Agreement. Following the termination, all licenses granted by either party to the other under the Janssen Agreement terminate, except to the extent necessary to allow either party to perform any obligations or exercise rights that survive the termination.

As a result of the termination of the Janssen Agreement, we will not receive any future milestone-based or royalty payments under that agreement, and Janssen will not bear the future costs of developing and commercializing our HCV portfolio. We currently have no plans to advance the HCV program on our own.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from the sale of any drugs. During the three and nine months ended September 30, 2017 and 2016 we did not recognize any revenue.

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

Complement Factor D Program

The first clinical compound from our complement inhibitor platform is ACH-4471. ACH-4471 is designed to target and inhibit complement factor D. The second clinical compound from our complement inhibitor platform is ACH-5228, which is one of a series of next-generation factor D inhibitors for oral administration that we are also advancing.

ACH-4471. ACH-4471 is a potent and specific inhibitor of factor D which demonstrated complete inhibition of the complement alternative pathway in human healthy volunteers in a phase I clinical trial. Further, the compound has demonstrated dose-proportional in vitro suppression of red blood cell destruction, or hemolysis, in plasma samples from PNH patients and similar suppression of cell killing in serum from patients with atypical hemolytic uremic syndrome, or aHUS. We are currently conducting phase II clinical trials of ACH-4471 in patients with PNH and in patients with C3G or IC-MPGN.

ACH-4471 has exhibited the following characteristics in preclinical studies and clinical trials:

•	Pharmacokinetics and Metabolism. Pharmacokinetic results and activity in preclinical studies and clinical trials suggest that ACH-4471 should be explored in clinical development for potential oral dosing twice or three times daily. Controlled release formulation systems are also being developed for ACH-4471 with the objective of optimizing trough exposures and reducing dosing frequency. We anticipate that an extended release formulation will enter bio-availability testing by year-end 2017.

•	Safety. Six-month and nine-month toxicology studies testing the effects of ACH-4471 in rats and dogs, respectively, have been completed and supported progression of ACH-4471. In single-ascending and multi-ascending dose phase I clinical trials in healthy volunteers, at doses ranging from 75mg three times daily to 200mg, 500mg, 800mg, and 1200mg twice daily, ACH-4471 has been generally well tolerated with no treatment-related serious adverse events reported. In this phase I study, two cases of self-limited, alanine aminotransferase, or ALT, elevations (Grade 3 and 4) were observed post-treatment at doses of 500mg and 800mg twice daily, respectively, with neither subject exhibiting signs or symptoms of hepatic decompensation. Both subjects’ ALT levels normalized without intervention during follow up. Further, no treatment-associated fever or infections were observed.

In the on-going dose ranging phase II clinical trial in PNH patients, doses start at 100mg or 150mg three times daily, or TID, with allowance for intra-patient dose escalation. To date, 200mg TID is the highest dose administered. In August 2017, we announced that interim data from this trial showed that to date a favorable tolerability profile had been observed with no reports of clinically meaningful increases in liver enzymes.

•	Efficacy. ACH-4471 is highly specific for inhibition of factor D, a protein critical to the amplification of the complement system. After oral administration of ACH-4471 in phase I clinical trials in healthy human volunteers, we noted complete suppression of alternative pathway activity to 24 hours post-dosing.

PNH. A phase II clinical trial of ACH-4471 in patients with PNH is on-going and continues to enroll untreated PNH patients. To date, four PNH patients have been treated, three of whom have completed the three-month trial and have entered the long-term extension trial. A fourth patient voluntarily withdrew from the trial on day 41 for reasons unrelated to safety. In August 2017, we announced interim data from this trial which indicated that ACH-4471 mechanistically inhibited factor D, its intended target, and meaningfully improved LDH, hemoglobin, fatigue score, and other measures of response, including PNH clone size.

We also plan to conduct a phase II clinical trial evaluating ACH-4471 in PNH patients currently receiving eculizumab, a therapy for PNH that is marketed by a third-party, and who remain transfusion-dependent. This trial is designed to evaluate 6 months of treatment with ACH-4471 plus eculizumab with the potential for patients to transition to a long-term treatment extension. We anticipate initiating this trial in the first half of 2018.

C3G & IC-MPGN. A phase II clinical trial of ACH-4471 in patients with either C3G or IC-MPGN was initiated in September 2017 and continues to enroll patients. A sentinel group of patients received an initial dose of 100mg TID for a period of 14 days with a 7 day taper period. Subsequent groups of patients may be dosed at higher doses. This clinical trial is designed to measure C3, a complement protein in blood plasma that is typically low in C3G and IC-MPGN patients, as well as other measures of kidney function or damage characteristic of C3G and IC-MPGN. We anticipate reporting interim data from this trial by year-end 2017.

We also plan to conduct a phase II open-label, 12-month treatment trial for patients with biopsy-confirmed C3G or IC-MPGN in which patients will receive treatment with ACH-4471 with periodic assessment of clinical endpoints including proteinuria and estimated glomerular filtration rate, or eGFR. Patients from our 14 day phase II clinical trial in C3G will be eligible to continue therapy under this protocol. We also plan to conduct a phase II randomized, placebo-controlled, double-blinded 6-month treatment trial for patients with biopsy-confirmed C3G. This trial is expected to assess renal biopsy findings and clinical endpoints such as proteinuria and eGFR. We anticipate initiating these trials in the first half of 2018.

ACH-5228. ACH-5228 is one of our next-generation factor D inhibitors for oral administration. The compound demonstrated complete inhibition of the complement alternative pathway after repeat, twice-daily dosing in non-human primates over a seven-day period. The compound also has the following characteristics based on our preclinical research to date:

•	Pharmacokinetics and Metabolism. Pharmacokinetic characteristics for ACH-5228 suggest the possibility of less frequent dosing as compared to ACH-4471.

•	Safety. We have completed short-term, non-clinical studies in rats and dogs in which ACH-5228 demonstrated tolerability and safety margins supportive of progression into human clinical development.

•	Potency. ACH-5228 is also specific for factor D inhibition, and had a two to three-fold greater potency than ACH-4471 in preclinical studies, delivering similar inhibition of the complement alternative pathway at inhibitory concentrations of approximately half that of ACH-4471.

We anticipate initiating a first-in-human phase I clinical trial of ACH-5228 by year-end 2017.

Other Next Generation Factor D Inhibitors for Oral Administration. Our research team has synthesized more than 2,400 factor D inhibitor compounds from which we have selected several to advance into further preclinical development. We have a small number of next generation compounds in advanced stages of IND-enabling preclinical development.

Next Generation Factor D Inhibitors for GA. Our research team has selected several compounds from our library for the physicochemical properties that may be advantageous for delivery to the back of the eye for treatment of GA with the goal of achieving treatment duration of three months or longer. We are advancing several of these compounds in preclinical studies, as well as several delivery technologies, to optimize treatment duration, and we anticipate selecting one or more lead compounds and delivery technologies in the first half of 2018.

All costs associated with internal research and development, and research and development services for which we have externally contracted, are expensed as incurred. The costs of obtaining patents for our candidates are expensed as incurred as indirect costs. Our research and development expenses for the nine months ended September 30, 2017 and 2016 were as follows:

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Clinical candidate direct external costs:
ACH-4471	$12,469	$20,103
ACH-5228	9,140	—
Other next generation factor D inhibitors (oral)	4,239	3,300
Next generation factor D inhibitors (intravitreal)	2,213	664
HCV compounds and combination trials	30	227

	28,091	24,294
Direct internal personnel costs	15,062	14,742

Sub-total direct costs	43,153	39,036
Indirect costs and overhead	6,050	5,223
Research and development tax credit	165	(126)

Total research and development	$49,368	$44,133

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

Following the termination of the Janssen Agreement on November 8, 2017, we will be responsible for all expenses associated with our HCV program. Since we have no plans to advance the HCV program on our own, we expect these expenses will be limited to the intellectual property costs related to our HCV compounds.

General and Administrative

Our general and administrative expenses consist primarily of salaries and benefits for management and administrative personnel, professional fees for legal, accounting and other services, travel costs and facility-related costs such as rent, utilities and other general office expenses.

Critical Accounting Policies and Estimates

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our critical accounting estimates is included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in our Annual Report on Form 10-K for the year ended December 31, 2016. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a significant impact on our financial results. During the first nine months of 2017, there were no significant changes in our estimates or our critical accounting policies.

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

Revenues:

During the three and nine months ended September 30, 2016 and 2017 we did not recognize any revenue.

Comparison of the Three and Nine Months Ended September 30, 2017 and 2016

Research and Development Expenses. Research and development expenses were $15.6 million and $16.7 million for the three months ended September 30, 2017 and 2016, respectively, and $49.4 million and $44.1 million for the nine months ended September 30, 2017 and 2016, respectively. The decrease for the three months ended September 30, 2017 was primarily due to decreased preclinical and manufacturing costs related to ACH-4471 partially offset by increased clinical trial costs related to ACH-4471, preclinical costs related to ACH-5228 and increased discovery research costs related to our next generation factor D inhibitors. Legal fees related to our intellectual property portfolio also decreased for the three months ended September 30, 2017. The increase for the nine months ended September 30, 2017 was primarily due to increased clinical trial costs related to ACH-4471 combined with increased preclinical and manufacturing costs for ACH-5228 and increased discovery research costs related to our next generation factor D inhibitors. We expect research and development expenses to increase in the fourth quarter as we continue to seek to advance ACH-4471 in clinical trials in PNH, C3G and IC-MPGN, enhance our formulation processes for ACH-4471 including development of an extended release formulation, synthesize greater quantities of our other next generation complement factor D inhibitor compounds, advance our broader complement factor D portfolio to address additional indications, and pursue additional discovery opportunities for creating factor D inhibitors that address significant patient needs. Research and development expenses for the three and nine months ended September 30, 2017 and 2016 are comprised as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	(in thousands)
	2017	2016	Change	% Change	2017	2016	Change	% Change
Personnel costs	$3,339	$3,192	$147	5%	$11,402	$11,253	$149	1%
Stock-based compensation	989	1,148	(159)	(14)%	3,660	3,494	166	5%
Outsourced research and supplies	8,714	8,928	(214)	(2)%	26,372	22,238	4,134	19%
Professional and consulting fees	1,376	2,379	(1,003)	(42)%	4,180	4,063	117	3%
Facilities costs	814	824	(10)	(1)%	2,445	2,396	49	2%
Travel and other costs	488	301	187	62%	1,144	885	259	29%
Research and development tax credit	(100)	(71)	(29)	41%	165	(196)	361	(184)%

Total	$15,620	$16,701	$(1,081)	(6)%	$49,368	$44,133	$5,235	12%

General and Administrative Expenses. General and administrative expenses were $4.8 million and $4.8 million for the three months ended September 30, 2017 and 2016, respectively, and $15.9 million and $15.4 million for the nine months ended September 30, 2017 and 2016, respectively. The increase for the nine months ended September 30, 2017 was primarily due to increased corporate legal fees, market related consulting fees and software license fees. These amounts were partially offset by a decrease in corporate taxes. We expect general and administrative expenses to remain relatively consistent during the remainder of the year. General and administrative expenses for the three and nine months ended September 30, 2017 and 2016 are comprised as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	(in thousands)
	2017	2016	Change	% Change	2017	2016	Change	% Change
Personnel costs	$1,401	$1,392	$9	1%	$4,622	$4,681	$(59)	(1)%
Stock-based compensation	1,416	1,539	(123)	(8)%	4,704	4,806	(102)	(2)%
Professional and consulting fees	1,304	1,251	53	4%	4,081	3,313	768	23%
Facilities costs	344	299	45	15%	1,014	816	198	24%
Travel and other costs	378	367	11	3%	1,432	1,827	(395)	(22)%

Total	$4,843	$4,848	$(5)	—	$15,853	$15,443	$410	3%

Other Income (Expense). Interest income was $1.1 million and $0.8 million for the three months ended September 30, 2017 and 2016, respectively. The $0.3 million, or 38%, increase was primarily due to a greater return on investments during the period. Interest expense was $8,000 and $27,000 the three months ended September 30, 2017 and 2016, respectively. The decline is attributable to lower average debt balances outstanding during the period.

Interest income was $3.2 million and $2.4 million for the nine months ended September 30, 2017 and 2016, respectively. The $0.9 million, or 33% increase was primarily due to a greater return on investments during the period. Interest expense was $37,000 and $54,000 for the nine months ended September 30, 2017 and 2016, respectively. The decline is attributable to lower average debt balances outstanding during the period.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through proceeds from the sale of equity securities. Through September 30, 2017, we have received approximately $932.4 million in aggregate gross proceeds from stock issuances, including convertible preferred stock, our initial public offering, private placements of our common stock, registered offerings of our common stock and the equity investment by JJDC.

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

As of September 30, 2017, our debt balance due to borrowings was $370,000 with a weighted average interest rate of 6.04%.

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

We had $351.8 million and $391.5 million in cash, cash equivalents and marketable securities as of September 30, 2017 and December 31, 2016, respectively. We regularly review our investments and monitor the financial markets. As of September 30, 2017, our cash, cash equivalents and marketable securities included high-quality financial instruments, primarily money market funds, U.S. government and agency securities, government-sponsored bond obligations and certain other corporate debt securities, with the effective duration of the portfolio less than twelve months and no security with an effective duration in excess of twenty-four months, which we believe are subject to limited credit risk.

Cash used in operating activities was $39.2 million for the nine months ended September 30, 2017 and was primarily attributable to our $62.0 million net loss, which was partially offset by a $15.0 million decrease in accounts receivable, primarily related to the receipt of a $15.0 million Janssen milestone payment in January 2017, combined with $8.4 million in non-cash stock-based compensation. Cash used in operating activities was $48.5 million for the nine months ended September 30, 2016 and was primarily attributable to our $57.3 million net loss, combined with a $2.3 million decrease in accrued expenses, partially offset by $8.3 million in non-cash stock-based compensation.

Cash provided by investing activities was $14.4 million for the nine months ended September 30, 2017 and was primarily attributable to $280.6 million in maturities of marketable securities partially offset by $265.7 million in purchases of marketable securities. Cash provided by investing activities was $7.1 million for the nine months ended September 30, 2016 and was primarily attributable to $412.9 million in maturities of marketable securities partially offset by $404.0 million in purchases of marketable securities.

Cash used in financing activities was $291,000 for the nine months ended September 30, 2017 and was primarily attributable to the payment of $175,000 of deferred financing costs related to the universal shelf registration on Form S-3 filed in February 2017 and our entry into the sales agreement with Cantor, combined with $282,000 attributable to repayments of debt. This amount was offset by $127,000 in proceeds received from our Employee Stock Purchase Plan and the exercise of stock options. Cash provided by financing activities was $32,000 for the nine months ended September 30, 2016 and was primarily attributable to $126,000 in proceeds from our Employee Stock Purchase Plan combined with proceeds of $71,000 from the exercise of stock options. This amount was partially offset by $165,000 attributable to repayments of debt.

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

We believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our current projected operating requirements for at least the next 12 months. However, our future capital requirements may change and will depend upon numerous factors, including but not limited to:

•	the scope, progress, results and costs of drug discovery, preclinical development, laboratory testing and clinical trials for our drug candidates;

•	our ability to enter into and the terms and timing of any collaborations, licensing or other arrangements that we may establish;

•	the number of future drug candidates that we pursue and their development requirements;

•	the outcome, timing and costs of seeking regulatory approvals;

•	the costs of commercialization activities for any of our drug candidates that receive marketing approval to the extent such costs are not the responsibility of any collaborators, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;

•	our headcount growth and associated costs as we seek to expand our research and development and establish a commercial infrastructure;

•	the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent and other intellectual property rights and defending against intellectual property-related claims;

•	our ability to raise debt or equity capital, including any changes in the credit or equity markets that may impact our ability to obtain capital in the future;

•	the costs associated with, and the outcome of, lawsuits against us, if any;

•	our acquisition and development of new technologies and drug candidates;

•	competing technological and market developments currently unknown to us; and

•	subject to receipt of marketing approval, revenue, if any, received from commercial sales of our drug candidates.

We may augment our cash balance through financing transactions, including through a combination of public and private equity offerings, debt financings and collaboration, strategic alliance and licensing arrangements. For example, in February 2017, we entered into an agreement with Cantor pursuant to which, from time to time, we may offer and sell up to $75.0 million of shares of our common stock “at the market” through Cantor pursuant to a universal shelf registration statement that we filed with the SEC in February 2017. In connection with capital raising activities, we may be required to dilute the ownership interests of our existing stockholders substantially. There can be no assurance that we will be able to obtain adequate levels of additional funding on favorable terms, if at all. If we are unable to obtain adequate levels of additional funding, we may be required to:

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2017.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a–15(d) and 15d–15(d) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are focused on the research and development of our complement inhibitor platform, pursuant to which we are initially targeting complement factor D, an essential protein of the complement alternative pathway that is a part of the human innate immune system. Our complement inhibitor platform is focused on advancing small molecule compounds that inhibit the alternative pathway, and have the potential to be used in the treatment of immune-related diseases where the complement pathway plays a critical role. We anticipate that our complement inhibitor platform may play a role in addressing needs of patients with paroxysmal nocturnal hemoglobinuria, or PNH, including patients who have suboptimal response to, or who fail to respond to, currently approved treatments for PNH, and C3 glomerulopathy, or C3G, and immune complex membranoproliferative glomerulonephritis, or IC-MPGN, both kidney diseases, as well as the needs of patients with other complement-mediated diseases where the alternative pathway may play a significant role, such as geographic atrophy, or GA, an advanced form of dry age-related macular degeneration, or AMD.

Our approach to the discovery and development of drug candidates that target the alternative pathway is unproven. We are currently only in the early clinical testing stages for our most advanced drug candidate under this program with other drug candidates in the discovery and preclinical phases. We may not successfully develop any medicines that target alternative pathway inhibition, and even if we are successful in early development, any medicines that we develop may not effectively inhibit the alternative pathway, or provide a clinical benefit. Even if we are able to develop a product candidate that effectively inhibits complement factor D in preclinical studies, we may not succeed in demonstrating safety and efficacy of the product candidate in human clinical trials. For example, although lampalizumab, a product candidate in clinical development that targets complement factor D inhibition in GA was reported to have demonstrated safety, tolerability and evidence of activity in a phase II trial, the trial’s sponsor recently announced that its first phase III trial of the product candidate in GA did not meet its primary endpoint of reducing GA lesions when compared to a sham treatment. Our focus on using our proprietary technology to identify drug candidates targeting the alternative pathway may not result in the discovery and development of commercially viable medicines to treat human disease.

If we are unable to develop, obtain marketing approval for or successfully commercialize drug candidates, either alone or through a collaboration, or if we experience significant delays in doing so, our business could be materially harmed.

We currently have no products approved for sale and are investing substantially all of our efforts and financial resources on the development of our complement inhibitor platform. Our prospects are substantially dependent on our ability, or that of any future collaborator we may have to develop, obtain marketing approval for, and successfully commercialize at least one drug candidate in one or more disease indications based upon our programs.

The success of our complement inhibitor platform, will depend on several factors, including the following:

•	initiation, successful enrollment and completion of clinical trials;

•	safety, tolerability and efficacy profiles that are satisfactory to the U.S. Food and Drug Administration, or FDA, or any comparable foreign regulatory authority for marketing approval;

•	timely receipt of marketing approvals from applicable regulatory authorities;

•	the performance of any future collaborators;

•	the extent of any required post-marketing approval commitments to applicable regulatory authorities;

•	establishment of supply arrangements with third party raw materials suppliers and manufacturers;

•	establishment of arrangements with third party manufacturers to obtain finished drug products that are appropriately packaged for sale;

•	obtaining and maintaining patent, trade secret protection and regulatory exclusivity, both in the United States and internationally;

•	protection of our rights in our intellectual property portfolio;

•	successful commercial launch following any marketing approval;

•	a continued acceptable safety profile following any marketing approval; and

•	commercial acceptance of our products or those of our collaborators, if and when approved, by patients, the medical community and third party payors;

The success of our complement inhibitor platform also depends on our ability to compete with other marketed therapies for complement-mediated disease such as those from Alexion Pharmaceuticals, Inc., and other potential therapies in development by Akari Therapeutics PLC, Alnylam Pharmaceuticals, Inc., Amyndas Pharmaceuticals S.A., Apellis Pharmaceuticals, Inc., Attune Pharmaceuticals, Inc., BioCryst Pharmaceuticals, Inc., Bioverativ Inc., ChemoCentryx, Inc., Genentech, Inc., Omeros Corporation and Ra Pharmaceuticals Inc. Additionally, Novartis AG also has intellectual property rights in the complement area.

Many of the factors on which our success is dependent are beyond our control, including clinical development, the regulatory submission process, potential threats to our intellectual property rights and the manufacturing, marketing and sales efforts of any future collaborators. If we or our collaborators are unable to develop, receive marketing approval for and successfully commercialize products based on our technologies, or experience delays as a result of any of these factors or otherwise, our business could be substantially harmed.

As a result of the termination of the Janssen Agreement, we will not receive any future milestone-based or royalty payments under the agreement, and it is unlikely that any of our HCV product candidates will be developed or commercialized in the future.

On September 9, 2017, Janssen provided us with notice that Janssen was unilaterally terminating the Janssen Agreement in its entirety and discontinuing their development program for JNJ 4178, a three-drug combination regimen that contained one of our HCV product candidates licensed to Janssen. The termination will become effective on November 8, 2017. We had previously granted Janssen exclusive worldwide rights to develop and commercialize our portfolio of drug candidates for the treatment of HCV infection. Pursuant to the terms of the Janssen Agreement, we have agreed to coordinate in good faith with Janssen to wind down the development and manufacturing activities that are being conducted under the agreement. As a result of the termination of the Janssen Agreement, we will not receive any future milestone-based or royalty payments under that agreement. Under the Janssen Agreement, only one of our HCV product candidates was being developed and only as one component of a three-drug combination regimen. Although pursuant to the Janssen Agreement, Janssen is obligated to return our portfolio of HCV product candidates to us, we cannot assure you that we will seek to further evaluate or advance the HCV program, and we currently have no plans to advance the program on our own. As such, we may never achieve any further value from the HCV program.

Results of preclinical studies and early clinical trials may not be predictive of results of future clinical trials.

The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of clinical trials do not necessarily predict success in future clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier development, and we cannot be certain that we will not face similar setbacks. The design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. In addition, changes to formulations of drug candidates may result in delays and requirements for additional clinical testing. We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses. Many companies that believed their drug candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for the drug candidates. Even if we, or any future collaborators, believe that the results of clinical trials for our drug candidates warrant marketing approval, the FDA or comparable foreign regulatory authorities may disagree and may not grant marketing approval of our drug candidates.

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

If clinical trials of our drug candidates fail to satisfactorily demonstrate safety and efficacy to the FDA and other regulators, we, or any future collaborators, may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of these drug candidates.

We, and any future collaborators, are not permitted to commercialize, market, promote or sell any drug candidate in the United States without obtaining marketing approval from the FDA. Foreign regulatory authorities, such as the European Medicines Agency, or the EMA, impose similar requirements. We, and any future collaborators, may never receive such approvals. We, and any future collaborators, must complete extensive preclinical development and clinical trials to demonstrate the safety and efficacy of our drug candidates in humans before we, or they, will be able to obtain these approvals.

Clinical testing is expensive, difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome. In addition, our interest in developing potential therapies for rare diseases for which there is no currently available treatment, such as C3G, makes the difficulty in study design and outcome more challenging, as the appropriate endpoints for obtaining approval from regulatory authorities have not been previously defined. Additionally, the clinical course of C3G is highly variable and it may be difficult to identify appropriate patients for clinical studies. PNH and C3G are chronic conditions and regulatory authorities may require clinical trials for longer periods than anticipated by us. Any inability to successfully complete preclinical and clinical development could result in additional costs to us, or any future collaborators, and impair our ability to generate revenues from product sales, regulatory and commercialization milestones and royalties. Moreover, if (1) we, or any future collaborators, are required to conduct additional clinical trials or other testing of our drug candidates beyond the trials and testing that we, or they contemplate, (2) we, or any future collaborators, are unable to successfully complete clinical trials of our drug candidates or other testing, (3) the results of these trials or tests are unfavorable, uncertain or are only modestly favorable, or (4) there are unacceptable safety concerns associated with our drug candidates, we, or any future collaborators, in addition to incurring additional costs, may:

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

Adverse events or undesirable side effects caused by, or other unexpected properties of, our drug candidates could cause us, any future collaborators, an institutional review board or regulatory authorities to interrupt, delay or halt clinical trials of one or more of our drug candidates and could result in a more restrictive label or FDA requirement for a risk evaluation and mitigation strategy, or REMS, or the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities. For example, treatment with complement inhibitors like our factor D inhibitor ACH-4471 may decrease the body’s ability to fend off infection by certain types of pathogens. Treatment with the marketed complement C5 inhibitor, eculizumab (Soliris), is associated with increased risk for certain types of infection, including meningococcal infection. For this reason, patients treated with complement inhibitors, including patients treated in our future clinical trials, may be vaccinated for pathogens known to have increased risk of infection with complement deficiency or inhibition and may also be treated with prophylactic antibiotics in an effort to reduce the risk of an adverse event resulting from an infection. However, there is a risk that vaccination and/or prophylactic antibiotics will not prevent or reduce the risk of infections, including meningococcal infection.

Other adverse events may occur. In our phase I multiple ascending dose study of ACH-4471 in healthy volunteers, two cases of self-limited, ALT elevations (Grade 3 and 4) were observed post-treatment in the two highest dose groups, with neither subject exhibiting signs or symptoms of liver decompensation. Both subjects’ ALT levels normalized without intervention during follow up. Further, no treatment-associated fever or infections were observed. ALT is a liver enzyme measure to see whether a liver is damaged or diseased. There is a risk that increases in ALT will be seen in other healthy subjects or patients in our clinical studies dosed with ACH-4471. To date, ACH-4471 has been dosed in patients for limited durations, and there is a risk that in longer dosing durations planned for our clinical trials, patients may experience increases in ALT or other adverse events. There is also a risk that doses of ACH 4471, which we believe can be safely administered to patients, may not be effective in treating complement mediated diseases such as PNH or C3G.

If any of our drug candidates is associated with adverse events or undesirable side effects or has properties that are unexpected, we, or any future collaborators, may need to abandon development or limit development of that drug candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in clinical or earlier stage testing have later been found to cause undesirable or unexpected side effects that prevented further development of the compound.

If we, or any future collaborators, experience any of a number of possible unfavorable events in connection with clinical trials of our drug candidates, potential marketing approval or commercialization of our drug candidates could be delayed or prevented.

We, or any future collaborators, may experience numerous unfavorable events during, or as a result of, clinical trials that could delay or prevent marketing approval or commercialization of our drug candidates, including:

•	clinical trials of our drug candidates may produce unfavorable or inconclusive results;

•	we, or any future collaborators, may decide, or regulators may require us or them, to conduct additional clinical trials or abandon product development programs;

•	the number of patients required for clinical trials of our drug candidates may be larger than we, or any future collaborators, anticipate, patient enrollment in these clinical trials may be slower than we, or any future collaborators, anticipate or participants may drop out of these clinical trials at a higher rate than we, or any future collaborators, anticipate;

•	the cost of planned clinical trials of our drug candidates may be greater than we anticipate;

•	our third party contractors or those of any future collaborators, including those manufacturing our drug candidates or components or ingredients thereof or conducting clinical trials on our behalf or on behalf of any future collaborators, may fail to comply with regulatory requirements or meet their contractual obligations to us or any future collaborators in a timely manner or at all;

•	regulators or institutional review boards may not authorize us, any future collaborators, or our or their investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•	we, or any future collaborators, may have delays in reaching or fail to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;

•	patients that enroll in a clinical trial may misrepresent their eligibility to do so or may otherwise not comply with the clinical trial protocol, resulting in the need to drop the patients from the clinical trial, increase the needed enrollment size for the clinical trial or extend the clinical trial’s duration;

•	we, or any future collaborators, may have to delay, suspend or terminate clinical trials of our drug candidates for various reasons, including a finding that the participants are being exposed to unacceptable health risks, undesirable side effects or other unexpected characteristics of the drug candidate;

•	regulators or institutional review boards may require that we, or any future collaborators, or our or their investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or their standards of conduct, a finding that the participants are being exposed to unacceptable health risks, undesirable side effects or other unexpected characteristics of the drug candidate or findings of undesirable effects caused by a chemically or mechanistically similar drug or drug candidate;

•	the FDA or comparable foreign regulatory authorities may disagree with our, or any future collaborators’, clinical trial designs or our or their interpretation of data from preclinical studies and clinical trials;

•	the FDA or comparable foreign regulatory authorities may fail to approve or subsequently find fault with the manufacturing processes or facilities of third party manufacturers with which we, or any future collaborators, enter into agreements for clinical and commercial supplies;

•	the supply or quality of raw materials or manufactured drug candidates or other materials necessary to conduct clinical trials of our drug candidates may be insufficient, inadequate or not available at an acceptable cost, or we may experience interruptions in supply; and

•	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient to obtain marketing approval.

Product development costs for us, or any future collaborators, will increase if we, or they, experience delays in testing or pursuing marketing approvals and we, or they, may be required to obtain additional funds to complete clinical trials and prepare for possible commercialization of our drug candidates. We do not know whether any preclinical tests or clinical trials will begin as planned, will need to be restructured, or will be completed on schedule or at all. Significant preclinical or clinical trial delays also could shorten any periods during which we, or any future collaborators, may have the exclusive right to commercialize our drug candidates or allow our competitors, or the competitors of any future collaborators, to bring products to market before we, or any future collaborators, do and impair our ability, or the ability of any future collaborators, to successfully commercialize our drug candidates and may harm our business and results of operations. In addition, many of the factors that lead to clinical trial delays may ultimately lead to the denial of marketing approval of any of our drug candidates.

If we, or any future collaborators, experience delays or difficulties in the enrollment of patients in clinical trials, our or their receipt of necessary regulatory approvals could be delayed or prevented.

We, or any future collaborators, may not be able to initiate or continue clinical trials for any of our drug candidates if we, or they, are unable to locate and enroll a sufficient number of eligible patients to participate in clinical trials. We are investigating our drug candidate ACH 4471 in PNH, C3G and IC-MPGN, all of which are rare diseases. Recruitment of patients for our clinical trials in these diseases may be very difficult. In addition, other companies are currently investigating their investigational products in PNH and C3G which may make it more difficult to enroll eligible patients into our clinical trials. Patient enrollment is a significant factor in the timing of clinical trials, and is affected by many factors, including:

•	the size and nature of the patient population, particularly for rare diseases such as PNH, C3G and IC-MPGN;

•	the severity of the disease under investigation;

•	the proximity of patients to clinical sites;

•	the eligibility criteria for the trial;

•	the design of the clinical trial;

•	efforts to facilitate timely enrollment;

•	competing clinical trials; and

•	clinicians’ and patients’ perceptions as to the potential advantages and risks of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating.

Our inability, or the inability of any future collaborators, to enroll a sufficient number of patients for our, or their, clinical trials could result in significant delays or may require us or them to abandon one or more clinical trials altogether. Enrollment delays in our, or their, clinical trials may result in increased development costs for our drug candidates, delay or halt the development of and approval processes for our drug candidates and jeopardize our, or any future collaborators’, ability to commence sales of and generate revenues from our drug candidates, which could cause the value of our company to decline and limit our ability to obtain additional financing, if needed.

If any of our drug candidates receives marketing approval and we, or others, later discover that the drug is less effective than previously believed or causes undesirable side effects that were not previously identified, our ability, or that of any future collaborators, to market the drug could be compromised.

Clinical trials of our drug candidates are expected to be conducted in carefully defined subsets of patients who have agreed to enter into clinical trials. Consequently, it is possible that our clinical trials, or those of any future collaborator, may indicate an apparent positive effect of a drug candidate that is greater than the actual positive effect, if any, or alternatively fail to identify undesirable side effects. If, following approval of a drug candidate, we, or others, discover that the drug is less effective than previously believed or causes undesirable side effects that were not previously identified, any of the following adverse events could occur:

•	regulatory authorities may withdraw their approval of the drug;

•	we, or any future collaborators, may be required to recall the drug, change the way the drug is administered or conduct additional clinical trials;

•	additional restrictions may be imposed on the marketing of, or the manufacturing processes for, the particular drug;

•	we may be subject to fines, injunctions or the imposition of civil or criminal penalties;

•	regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication;

•	we, or any future collaborators, may be required to create a Medication Guide outlining the risks of the previously unidentified side effects for distribution to patients;

•	we, or any future collaborators, could be sued and held liable for harm caused to patients;

•	the drug may become less competitive; and

•	our reputation may suffer.

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

Efforts to educate the medical community and third party payors on the benefits of our drug candidates may require significant resources and may not be successful. If any of our drug candidates is approved but does not achieve an adequate level of market acceptance, we may not generate significant revenues and we may not become profitable. The degree of market acceptance of our drug candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the efficacy and safety of the product;

•	the potential advantages of the product compared to alternative treatments;

•	the prevalence and severity of any side effects;

•	the clinical indications for which the product is approved;

•	whether the product is designated under physician treatment guidelines as a first-line therapy or as a second- or third-line therapy;

•	limitations or warnings, including distribution or use restrictions, contained in the product’s approved labeling;

•	our ability, or the ability of any future collaborators, to offer the product for sale at competitive prices;

•	the product’s convenience and ease of administration compared to alternative treatments;

•	the willingness of the target patient population to try, and of physicians to prescribe, the product;

•	the strength of sales, marketing and distribution support;

•	the approval of other products for the same indications;

•	changes in the standard of care for the targeted indications for the product;

•	the timing of market introduction of our approved products as well as competitive products;

•	availability and amount of reimbursement from government payors, managed care plans and other third party payors;

•	adverse publicity about the product or favorable publicity about competitive products; and

•	potential product liability claims.

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

The development and commercialization of new drug products is highly competitive. We expect that we and our future collaborators, if any, will face significant competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide with respect to any of our drug candidates that we, or they, may seek to develop or commercialize in the future. There are a number of pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of drug candidates for the treatment of the key complement-mediated disease indications. For example, Alexion Pharmaceuticals, Inc.’s eculizumab (Soliris®) is a marketed therapy for the treatment of PNH and atypical hemolytic uremic syndrome, or aHUS. Akari Therapeutics PLC, Alnylam Pharmaceuticals, Inc., Amyndas Pharmaceuticals S.A., Apellis Pharmaceuticals, Inc., Attune Pharmaceuticals, Inc., BioCryst Pharmaceuticals, Inc., Bioverativ Inc., ChemoCentryx, Inc., Genentech, Inc., Omeros Corporation and Ra Pharmaceuticals Inc. have complement inhibitor therapies in development for other hematologic diseases. Additionally, Novartis AG also has intellectual property rights in the complement area.

Our competitors may succeed in developing, acquiring or licensing technologies and drug products that are more effective, have fewer or more tolerable side effects or are less costly than any drug candidates that we are currently developing or that we may develop, which could render our drug candidates obsolete and noncompetitive.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we, or any future collaborators, may develop. Our competitors also may obtain FDA or other marketing approval for their products before we, or any future collaborators, are able to obtain approval for ours, which could result in our competitors establishing a strong market position before we, or any future collaborators, are able to enter the market.

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

Even if we, or any future collaborators, are able to commercialize any drug candidate that we, or they, develop, the product may become subject to unfavorable pricing regulations, third party payor reimbursement practices or healthcare reform initiatives that could harm our business.

The commercial success of our drug candidates will depend substantially, both domestically and abroad, on the extent to which the costs of our drug candidates will be paid by third party payors, including government health administration authorities and private health coverage insurers. If coverage and reimbursement is not available, or reimbursement is available only to limited levels, we, or any future collaborators, may not be able to successfully commercialize our drug candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us, or any future collaborators, to establish or maintain pricing sufficient to realize a sufficient return on our or their investments. In the United States, no uniform policy of coverage and reimbursement for products exists among third party payors and coverage and reimbursement for products can differ significantly from payor to payor.

There is significant uncertainty related to third party payor coverage and reimbursement of newly approved drugs. Marketing approvals, pricing and reimbursement for new drug products vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we, or any future collaborators, might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay commercial launch of the product, possibly for lengthy time periods, which may negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability or the ability of any future collaborators to recoup our or their investment in one or more drug candidates, even if our drug candidates obtain marketing approval.

Patients who are provided medical treatment for their conditions generally rely on third party payors to reimburse all or part of the costs associated with their treatment. Therefore, our ability, and the ability of any future collaborators, to commercialize any of our drug candidates will depend in part on the extent to which coverage and reimbursement for these products and related treatments will be available from third party payors. Third party payors decide which medications they will cover and establish reimbursement levels.

The healthcare industry is acutely focused on cost containment, both in the United States and elsewhere. Government authorities and other third party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications, which could affect our ability or that of any future collaborators to sell our drug candidates profitably. These payors may not view our products, if any, as cost-effective, and coverage and reimbursement may not be available to our customers, or those of any future collaborators, or may not be sufficient to allow our products, if any, to be marketed on a competitive basis. Cost-control initiatives could cause us, or any future collaborators, to decrease the price we, or they, might establish for products, which could result in lower than anticipated product revenues. If the prices for our products, if any, decrease or if governmental and other third party payors do not provide coverage or adequate reimbursement, our prospects for revenue and profitability will suffer.

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

In addition, increasingly, third party payors are requiring higher levels of evidence of the benefits and clinical outcomes of new technologies and are challenging the prices charged. We cannot be sure that coverage will be available for any drug candidate that we, or any future collaborator, commercialize and, if available, that the reimbursement rates will be adequate. Further, the net reimbursement for drug products may be subject to additional reductions if there are changes to laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. An inability to promptly obtain coverage and adequate payment rates from both government-funded and private payors for any of our drug candidates for which we, or any future collaborator, obtain marketing approval could significantly harm our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

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

We face an inherent risk of product liability claims as a result of the clinical testing of our drug candidates despite obtaining appropriate informed consents from any clinical trial participants. We will face an even greater risk if we or any future collaborators commercially sell any product that we may or they may develop. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our drug candidates. Regardless of the merits or eventual outcome, liability claims may result in:

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

Despite the implementation of security measures, our internal computer systems are vulnerable to damage from cyber-attacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Any system failure, accident or security breach that causes interruptions in our operations could result in a material disruption of our product development programs and business operations, in addition to possibly requiring substantial expenditures of resources to remedy. For example, the loss of clinical trial data from completed clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we may incur liabilities and the further development of our drug candidates may be delayed.

Risks Related to our Financial Position and Need for Additional Capital

We have incurred significant losses since inception, expect to incur significant and increasing losses for at least the next several years, and we may never achieve or maintain profitability.

We have incurred significant annual net operating losses since our inception. We expect to continue to incur significant and increasing net operating losses for at least the next several years. Our net losses were $62.0 million and $57.3 million for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, we had an accumulated deficit of $579.5 million. We have not generated any revenues from product sales, have not completed the development of any drug candidate and may never have a drug candidate approved for commercialization. We are currently only in the early clinical testing stages for our most advanced drug candidate under our complement inhibitor platform and expect that it will be many years, if ever, before we have a drug candidate ready for commercialization.

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

We anticipate that our expenses will increase substantially if and as we:

•	continue research and initiate preclinical and clinical development efforts for our factor D inhibitor drug candidates, including ACH-4471 and ACH-5228;

•	seek regulatory and marketing approvals for our drug candidates that successfully complete clinical trials, if any;

•	establish sales, marketing, distribution and other commercial infrastructure to commercialize various products for which we may obtain marketing approval, if any;

•	contract for the manufacture of larger quantities of drug candidates for preclinical testing, clinical development and potentially commercialization;

•	maintain, expand and protect our intellectual property portfolio; and

•	hire and retain additional personnel, such as clinical, quality control and scientific personnel.

Our ability to become and remain profitable depends on our ability to generate revenue. We do not expect to generate significant revenue unless and until we are, or any future collaborator is, able to obtain marketing approval for, and successfully commercialize, products based on our programs. This will require success in a range of challenging activities, including completing clinical trials of our drug candidates, obtaining marketing approval for these drug candidates, manufacturing, marketing and selling those products for which we, or any future collaborators, may obtain marketing approval, satisfying any post-marketing requirements and obtaining reimbursement for our products from private insurance or government payors. Because of the uncertainties and risks associated with these activities, we are unable to accurately predict the timing and amount of increased expenses, and if or when we might achieve profitability. We and any future collaborators may never succeed in these activities and, even if we do, or any future collaborators do, we may never generate revenues that are large enough for us to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and adversely impact our stock price and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our pipeline of drug candidates or continue our operations.

We may need additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We expect our expenses to increase in connection with our ongoing activities, particularly as we initiate clinical trials of, initiate new research and preclinical development efforts for and seek marketing approval for, our drug candidates. In addition, if we obtain marketing approval for any of our drug candidates, we may incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of a future collaborator. Accordingly, we may need to obtain additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

We will be required to expend significant funds in order to advance the development of our complement factor D inhibitor platform. In addition, while we may seek one or more collaborators for future development of our drug candidates, we may not be able to enter into a collaboration for any of our drug candidates on suitable terms or at all. In any event, our existing cash, cash equivalents and marketable securities will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development of any of our drug candidates. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. We do not have any committed external source of funds. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. Furthermore, as a result of the termination of the Janssen Agreement, we will not receive any future milestone-based or royalty payments under that arrangement.

We believe that our existing cash, cash equivalents and marketable securities as of September 30, 2017, will enable us to fund our current projected operating requirements for at least the next 12 months. Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•	the scope, progress, results and costs of drug discovery, preclinical development, laboratory testing and clinical trials for our drug candidates;

•	our ability to enter into and the terms and timing of any collaborations, licensing or other arrangements that we may establish;

•	the number of future drug candidates that we pursue and their development requirements;

•	the outcome, timing and costs of seeking regulatory approvals;

•	the costs of commercialization activities for any of our drug candidates that receive marketing approval to the extent such costs are not the responsibility of any collaborators, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;

•	subject to receipt of marketing approval, revenue, if any, received from commercial sales of our drug candidates;

•	our headcount growth and associated costs as we seek to expand our research and development and establish a commercial infrastructure;

•	the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent and other intellectual property rights and defending against intellectual property-related claims;

•	our ability to raise debt or equity capital, including any changes in the credit or equity markets that may impact our ability to obtain capital in the future;

•	the costs associated with, and the outcome of, lawsuits against us, if any;

•	our acquisition and development of new technologies and drug candidates; and

•	competing technological and market developments, including those currently unknown to us.

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

Risks Related to Our Dependence on Third Parties

We may enter into collaborations with third parties for the development and commercialization of our drug candidates. If those collaborations are not successful, we may not be able to capitalize on the market potential of these drug candidates.

We may in the future seek third-party collaborators for the development and commercialization of product candidates based on our complement inhibitor platform. Our likely collaborators for any collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. If we enter into such collaborations, we will have limited control over the amount and timing of resources that our collaborators will dedicate to the development or commercialization of our drug candidates. Our ability to generate revenues from any future collaboration or license agreement will depend on the collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. In addition, any collaborators may have the right to abandon research or development projects and terminate applicable agreements, including any funding obligations, prior to or upon the expiration of the agreed upon terms. For example, on September 9, 2017, we received notice from Janssen that our exclusive collaboration and license agreement with them, pursuant to which we granted Janssen exclusive worldwide rights to develop and commercialize our portfolio of HCV drug candidates, would be terminated effective November 8, 2017. As a result of the termination, we will not receive any future milestone-based or royalty payments under the Janssen Agreement, our HCV drug candidates will not be developed or commercialized by Janssen and our HCV drug candidates may never be developed or commercialized.

Collaborations involving our drug candidates pose a number of risks, including the following:

•	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;

•	collaborators may not perform their obligations as expected;

•	collaborators may not pursue development and commercialization of our drug candidates or may elect not to continue or renew development or commercialization programs, based on clinical trial results, changes in the collaborators’ strategic focus, changes in the competitive environment, available funding or external factors, such as an acquisition, that divert resources or create competing priorities. For example, pursuant to the notice of termination of the Janssen Agreement, Janssen informed us that with an increasing number of effective therapies addressing medical need in hepatitis C, Janssen had made a strategic decision to discontinue the development of JNJ-4178, a three-drug combination regimen that contained one of our HCV product candidates licensed to Janssen;

•	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a drug candidate, repeat or conduct new clinical trials or require a new formulation of a drug candidate for clinical testing;

•	a collaborator with marketing and distribution rights to one or more products may not commit sufficient resources to the marketing and distribution of such product or products;

•	disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or termination of the research, development or commercialization of drug candidates, might lead to additional responsibilities for us with respect to drug candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;

•	collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;

•	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability; and

•	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable drug candidates.

Collaboration agreements may not lead to development or commercialization of drug candidates in the most efficient manner or at all. If any future collaborator of ours is involved in a business combination, it could decide to delay, diminish or terminate the development or commercialization of any drug candidate licensed to it by us.

We may seek to establish collaborations and, if we are not able to establish them on commercially reasonable terms, we may have to alter our development and commercialization plans.

Our drug development programs and the potential commercialization of our drug candidates will require substantial additional cash to fund expenses. For some of our drug candidates, we may decide to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of those drug candidates. We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the potential differentiation of our drug candidate from competing drug candidates, design or results of clinical trials, the likelihood of approval by the FDA or comparable foreign regulatory authorities and the regulatory pathway for any such approval, the potential market for the drug candidate, the costs and complexities of manufacturing and delivering the product to patients and the potential of competing products. The collaborator may also consider alternative drug candidates or technologies for similar indications that may be available for collaboration and whether such a collaboration could be more attractive than the one with us for our drug candidate.

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

Risks Related to Regulatory Approval and Marketing of Our Drug Candidates and Other Legal Compliance Matters

Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time-consuming and uncertain and may prevent us from obtaining approvals for the commercialization of some or all of our drug candidates. If we or any future collaborators are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we or they will not be able to commercialize our drug candidates, and our ability to generate revenue will be materially impaired.

Our drug candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, export and import, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by the European Medicines Agency and comparable regulatory authorities in other countries. Failure to obtain marketing approval for a drug candidate will prevent us from commercializing the drug candidate. We have not received approval to market any of our drug candidates from regulatory authorities in any jurisdiction. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party contract research organizations to assist us in this process.

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

The process of obtaining marketing approvals, both in the United States and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the drug candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a drug candidate. Any marketing approval we, or any future collaborators, ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

Accordingly, if we or any future collaborators experience delays in obtaining approval or if we or they fail to obtain approval of our drug candidates, the commercial prospects for our drug candidates may be harmed and our ability to generate revenues will be materially impaired.

Failure to obtain marketing approval in foreign jurisdictions would prevent our drug candidates from being marketed in such jurisdictions.

In order to market and sell our medicines in the European Union and many other jurisdictions, we or any future collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, a product must be approved for reimbursement before the product can be approved for sale in that country. We or any future collaborators may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market.

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

On August 3, 2017, the Congress passed the FDA Reauthorization Act of 2017, or FDARA. FDARA, among other things, codified the FDA’s pre-existing regulatory interpretation, to require that a drug sponsor demonstrate the clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease in order to receive orphan drug exclusivity. The new legislation reverses prior precedent holding that the Orphan Drug Act unambiguously requires that the FDA recognize the orphan exclusivity period regardless of a showing of clinical superiority. The FDA may further reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

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

If the FDA determines that a drug candidate offers major advances in treatment or provides a treatment where no adequate therapy exists, the FDA may designate the drug candidate for priority review. For all new molecular entity (NME) new drug applications, a priority review designation means that the goal for the FDA to act on the NDA is 8 months from the date of submission, rather than the standard 12 months. For subsequent applications (e.g., sNDAs), a priority review designation means that the goal for the FDA to review an application is six months, rather than the standard review period of ten months. We may request priority review for our drug candidates. The FDA has broad discretion with respect to whether or not to grant priority review status to a drug candidate, so even if we believe a particular drug candidate is eligible for such designation or status, the FDA may decide not to grant it. Moreover, a priority review designation does not necessarily mean a faster regulatory review process or necessarily confer any advantage with respect to approval compared to conventional FDA procedures. Receiving priority review from the FDA does not guarantee approval within the eight-month or six-month clock or thereafter.

Even if we, or any future collaborators, obtain marketing approvals for our drug candidates, the terms of approvals and ongoing regulation of our products may limit how we, or they, manufacture and market our products, which could materially impair our ability to generate revenue.

Once marketing approval has been granted, an approved product and its manufacturer and marketer are subject to ongoing review and extensive regulation. We, and any future collaborators, must therefore comply with requirements concerning advertising and promotion for any of our drug candidates for which we or they obtain marketing approval. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling. Thus, we and any future collaborators will not be able to promote any products we develop for indications or uses for which they are not approved.

In addition, manufacturers of approved products and those manufacturers’ facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to cGMPs, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation and reporting requirements. We, our contract manufacturers, any future collaborators and their contract manufacturers could be subject to periodic unannounced inspections by the FDA to monitor and ensure compliance with cGMPs.

Accordingly, assuming we, or any future collaborators, receive marketing approval for one or more of our drug candidates, we, and any future collaborators, and our and their contract manufacturers will continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance and quality control.

If we, and any future collaborators, are not able to comply with post-approval regulatory requirements, we, and any future collaborators, could have the marketing approvals for our products withdrawn by regulatory authorities and our, or any future collaborators’, ability to market any products could be limited, which could adversely affect our ability to achieve or sustain profitability. Further, the cost of compliance with post-approval regulations may have a negative effect on our operating results and financial condition.

Any drug candidate for which we or any future collaborators obtain marketing approval could be subject to restrictions or withdrawal from the market and we may be subject to substantial penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our drug candidates, when and if any of them are approved.

Any drug candidate for which we or any future collaborators obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to quality control and manufacturing, quality assurance and corresponding maintenance of records and documents, and requirements regarding the distribution of samples to physicians and recordkeeping. Even if marketing approval of a drug candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the medicine, including the requirement to implement a risk evaluation and mitigation strategy.

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

Under the CURES Act and the Trump Administration’s regulatory reform initiatives, the FDA’s policies, regulations and guidance may be revised or revoked and that could prevent, limit or delay regulatory approval of our product candidates, which would impact our ability to generate revenue.

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

Current and future legislation may increase the difficulty and cost for us and any future collaborators to obtain marketing approval of our other drug candidates and affect the prices we, or they, may obtain.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of our drug candidates, restrict or regulate post-approval activities and affect our ability, or the ability of any collaborators, to profitably sell any products for which we, or they, obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we, or any future collaborators, may receive for any approved products.

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA. Among the provisions of the ACA of potential importance to our business and our product candidates are the following:

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include the Budget Control Act of 2011, which, among other things, led to aggregate reductions to Medicare payments to providers of up to 2% per fiscal year that started in 2013 and, due to subsequent legislative amendments to the statute, will stay in effect through 2025 unless additional congressional action is taken, and the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. Further, there have been several recent U.S. congressional inquiries and proposed state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products.

We expect that these healthcare reforms, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product and/or the level of reimbursement physicians receive for administering any approved product we might bring to market. Reductions in reimbursement levels may negatively impact the prices we receive or the frequency with which our products are prescribed or administered. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

Since enactment of the ACA, there have been numerous legal challenges and Congressional actions to repeal and replace provisions of the law. In May 2017, the U.S. House of Representatives passed legislation known as the American Health Care Act of 2017. Thereafter, the Senate Republicans introduced and then updated a bill to replace the ACA known as the Better Care Reconciliation Act of 2017. The Senate Republicans also introduced legislation to repeal the ACA without companion legislation to replace it, and a “skinny” version of the Better Care Reconciliation Act of 2017. In addition, the U.S. Senate considered proposed healthcare reform legislation known as the Graham-Cassidy bill. None of these measures was passed by the U.S. Senate.

The Trump Administration has also taken executive actions to undermine or delay implementation of the ACA. In January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. In October 2017, the President signed a second Executive Order allowing for the use of association health plans and short-term health insurance, which may provide fewer health benefits than the plans sold through the ACA exchanges. At the same time, the Administration announced that it will discontinue the payment of cost-sharing reduction, or CSR, payments to insurance companies until Congress approves the appropriation of funds for such CSR payments. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA.

A bipartisan bill to appropriate funds for CSR payments was introduced in the U.S. Senate, but the future of that bill is uncertain. Further, each chamber of the Congress has put forth multiple bills designed to repeal or repeal and replace portions of the ACA. Although none of these measures has been enacted by Congress to date, Congress may consider other legislation to repeal and replace elements of the ACA. The Congress will likely consider other legislation to replace elements of the ACA, during the next Congressional session. We will continue to evaluate the effect that the ACA and its possible repeal and replacement could have on our business.

The costs of prescription pharmaceuticals in the United States has also been the subject of considerable discussion in the United States, and members of Congress and the Trump Administration have stated that they will address such costs through new legislative and administrative measures. The pricing of prescription pharmaceuticals is also subject to governmental control outside the United States. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost effectiveness of our product candidates to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our ability to generate revenues and become profitable could be impaired.

Finally, legislative and regulatory proposals have also been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us and any future collaborators to more stringent product labeling and post-marketing testing and other requirements.

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

In some countries, such as the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control and access. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we, or any future collaborators, may be required to conduct a clinical trial that compares the cost-effectiveness of our product to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be materially harmed.

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

As of October 27, 2017, our directors, executive officers and stockholders who own more than 5% of our outstanding common stock, together with their affiliates and related persons, beneficially owned, in the aggregate, greater than approximately 55% of our outstanding common stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation, sale of all or substantially all of our assets or similar transaction, as well as our management and affairs. The interests of this group of stockholders may not always coincide with our corporate interests or the interest of other stockholders, and they may act in a manner with which you may not agree or that may not be in the best interests of other stockholders. This concentration of voting power may have the effect of delaying, deferring or preventing a change in control of our company on terms that other stockholders may desire and entrenching our management or board or directors.

Our stock price has been and may in the future be volatile, and the market price of our common stock may decline in value in the future.

The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future. During the period from January 1, 2009 to September 30, 2017, our stock price has ranged from a low of $0.70 to a high of $16.87. Market prices for securities of early stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the results of current and planned clinical trials of our drug candidates including our complement factor D drug candidates;

•	the results of clinical trials conducted by others on drugs that would compete with our drug candidates;

•	the announcements of those data, particularly at high profile medical meetings, and the investment community’s perception of and reaction to those data;

•	the entry into, modification of, or termination of collaborations and other key agreements;

•	market expectations about the timeliness of our entry into, failure to enter to, or termination of, collaboration arrangements with third parties;

•	the results of regulatory reviews and actions relating to the approval of our drug candidates;

•	our failure to obtain patent protection for any of our drug candidates or the issuance of third-party patents that cover our drug candidates;

•	the initiation of, material developments in, or conclusion of litigation;

•	failure of any of our drug candidates, if approved, to achieve commercial success;

•	general and industry-specific economic conditions that may affect our business, financial condition and operations, including without limitation research and development expenditures;

•	the launch of drugs by others that would compete with our drug candidates;

•	the failure or discontinuation of any of our research programs;

•	issues in manufacturing our drug candidates or any approved products;

•	the introduction of technological innovations or new commercial products by us or our competitors;

•	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;

•	future sales, or the anticipation of future sales, of our common stock by us, our insiders or other stockholders;

•	changes in the structure of health care payment systems;

•	period-to-period fluctuations in our financial results;

•	low trading volume of our common stock; and

•	the other factors described in this “Risk Factors” section.

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

Certain stockholders hold a substantial number of shares of our common stock. If such stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. JJDC, which owns, as of October 27, 2017, approximately 13% of our common stock, has the right, until July 1, 2023, to require us, under specified conditions, to file a registration statement in order to register all or a portion of the shares held by JJDC. We have also agreed to provide JJDC with certain “piggyback” registration rights such that at any time prior to July 1, 2023, subject to specified conditions, whenever we propose to register shares of our common stock for our own account, JJDC will have the right to include some or all of its shares in such registration. In February 2017, we filed a registration statement with the SEC to register all of the shares of our common stock held by JJDC. We have entered into a lock-up agreement with JJDC pursuant to which JJDC has agreed that, subject to certain exceptions, it will not, and will also cause its affiliates not to, without our prior approval, sell, transfer or otherwise dispose of the shares of our common stock owned by it until the earlier of (1) January 31, 2018, or (2) such date that is 60 days after the first public announcement of top-line clinical results from Janssen’s on-going OMEGA-1 phase 2b clinical trial. Any waiver by us of the restrictions set forth in this lock-up agreement; any sales of our common stock by JJDC after this lock-up agreement lapses; or any other sale of a substantial number of shares of our common stock by any of our other stockholders, none of whom are subject to a lock-up agreement, could have a material adverse effect on the trading price of our common stock.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES

On September 6, 2017, we issued a nonstatutory stock option to purchase 130,000 shares of our common stock to Dr. Avner Ingerman at a price per share of $4.83. The option was granted as an inducement equity award outside of our 2015 Stock Incentive Plan and was pursuant to NASDAQ Listing Rule 5635(c)(4) and Section 4(a)(2) of the Securities Act of 1933. The option has a ten year term and vests as to 25.0% of the shares underlying the award on the first anniversary of the grant date and as to an additional 6.25% of the shares underlying the award at the end of each successive three-month period following the first anniversary of the grant date until the fourth anniversary of the grant date, and is subject to Dr. Ingerman’s continued service through the applicable vesting dates. We intend to file a registration statement on Form S-8 to register the shares of common stock underlying these awards prior to the time at which they vest.

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit

10.1	Form of Inducement Grant Nonstatutory Stock Option Agreement.

10.2	Amendment No. 5 to Lease, dated as of October 3, 2017, by and between and Achillion Pharmaceuticals, Inc. and WE George Street, LLC.

31.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets at September 30, 2017 and December 31, 2016 (unaudited), (ii) Statements of Comprehensive Loss for the three and nine months ended September 30, 2017 and 2016 (unaudited), (iii) Statements of Cash Flows for the nine months ended September 30, 2017 and 2016 (unaudited), and (iv) Notes to Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACHILLION PHARMACEUTICALS, INC.

Date: November 1, 2017	/s/ Milind S. Deshpande
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 1, 2017	/s/ Mary Kay Fenton
Chief Financial Officer
(Principal Financial and Accounting Officer)