Form 10-K
period 2017-12-31
ACHILLION PHARMACEUTICALS INC
filed 2018-02-22
CIK 1070336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant on June 30, 2017 was approximately $627,735,767 based on the closing price of such stock as reported by the NASDAQ Global Select Market on June 30, 2017.

As of February 20, 2018, the registrant had 137,894,487 shares of Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III (except for information required with respect to our executive officers, which is set forth under “Part I, Item 1—Business—Executive Officers of the Registrant”) have been omitted from this report, as we intend to file with the Securities and Exchange Commission, not later than 120 days after the close of our fiscal year ended December 31, 2017, a definitive proxy statement for our annual meeting of stockholders to be held on May 31, 2018. Such information will appear in our definitive proxy statement and is incorporated by reference into this Annual Report on Form 10-K.

i

Cautionary Note Regarding Forward-Looking Information

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act and Section 21E of the Securities Exchange Act of 1934, as amended, that involve a number of risks and uncertainties. All statements other than statements relating to historical matters (including statements with words such as “believe,” “expect,” “anticipate,” “plan,” “target,” “intend,” “may,” “predict,” “project,” “potential,” “goals,” “will,” “would,” “could,” “should,” “continue” and similar expressions) should be considered forward-looking statements, although not all forward-looking statements contain these identifying words. The forward-looking statements in this Annual Report on Form 10-K include information with respect to our plans and strategy for our business, the possible achievement of discovery and development goals and milestones, our future discovery and development efforts, and our future operating results and financial position. There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by forward-looking statements. These risks and uncertainties include those inherent in pharmaceutical research and development, such as adverse results in our drug discovery and clinical development programs, decisions made by the U.S. Food and Drug Administration and other regulatory authorities with respect to the development and commercialization of our drug candidates, our ability to obtain, maintain and enforce intellectual property rights for our drug candidates, the ability of our competitors to advance their competing drug candidates, our ability to obtain any necessary financing to conduct our planned activities, our dependence on third parties, and other risk factors. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Please refer to the section entitled “Risk Factors” in Part I—Item 1A of this report for a description of risks and uncertainties relating to our business. Unless required by law, we assume no obligation to update these forward-looking statements to reflect events or circumstances that arise after the date hereof.

PART I

ITEM 1.	BUSINESS

Overview

We are a science-driven, patient-focused biopharmaceutical company seeking to leverage our believed strengths across the continuum from discovery through commercialization by discovering and developing small molecule therapeutics to meet the needs of patients with complement-mediated diseases.

We have discovered and developed our complement inhibitor platform, directed at advancing small molecule compounds that have the potential to be used in the treatment of immune-related diseases associated with the alternative pathway of the complement system. The complement system is a part of the human innate immune system and is believed to be comprised of three pathways: the alternative pathway, the lectin pathway and the classical pathway. We are advancing novel small molecules from this platform which target complement factor D, an essential protein within the amplification loop of the alternative pathway. We and experts believe the alternative pathway plays a critical role in a number of disease conditions including rare orphan conditions such as C3 glomerulopathy, or C3G, immune complex membranoproliferative glomerulonephritis, or IC-MPGN, both diseases affecting the kidney, and paroxysmal nocturnal hemoglobinuria, or PNH, a blood disorder, as well as several more prevalent indications.

Our lead drug candidate, ACH-4471, has demonstrated preliminary clinical proof-of-concept in patients with C3G and in patients with PNH.

In interim data from the first two patients enrolled in our phase II clinical trial for C3G patients, ACH-4471 demonstrated reductions in proteinuria, a marker of renal dysfunction, as well as reductions in biomarkers associated with the over-activation of the complement alternative pathway characteristic of patients with C3G.

In interim data from the first four patients enrolled in our phase II clinical trial for PNH patients, ACH-4471 demonstrated reductions in lactate dehydrogenase, or LDH, a marker of intravascular hemolysis, increases in hemoglobin, and improvements in fatigue score. We believe that our alternative pathway factor D inhibitor compounds may have a pharmacological advantage by potentially preventing extravascular hemolysis, or the destruction of red blood cells outside of blood vessels, while also preventing intravascular hemolysis, or red blood cell destruction within blood vessels. In addition, we believe our alternative pathway factor D inhibitor compounds may be able to treat the proportion of patients with PNH who have suboptimal response to, or who fail to respond to, currently approved treatments for PNH.

We have also generated a platform of additional potent and specific orally-administered compounds that bind to factor D with high affinity, resulting in alternative pathway inhibition. One of these compounds, ACH-5228, is in phase I clinical testing in healthy volunteers, and another compound, ACH-5548, is in late-stage preclinical development. We may seek to advance certain of these factor D inhibitors for oral systemic administration to treat C3G, IC-MPGN, PNH, or other complement mediated diseases.

We were incorporated on August 17, 1998 in Delaware. Since our inception, we have spent substantial research and development funds to develop our drug candidate pipeline and expect to continue to do so for the foreseeable future. We have incurred losses of $588.8 million from inception through December 31, 2017 and had an accumulated deficit of $602.7 million as of December 31, 2017, which includes preferred stock dividends recognized until our initial public offering in 2006. Our net losses were $85.2 million, $61.7 million, and $5.0 million for the years ended December 31, 2017, 2016, and 2015, respectively.

We expect to incur substantial losses for at least the next several years as we seek to continue preclinical and clinical development of certain complement inhibitor drug candidates. We will need substantial additional financing to obtain regulatory approvals, fund operating losses, and, if deemed appropriate, establish manufacturing and sales and marketing capabilities for our complement inhibitor program, which we will seek to raise through public or private equity or debt financings, collaborative or other arrangements with third parties or through other sources of financing. There can be no assurance that such funds will be available on terms favorable or acceptable to us, if at all. In addition to the risks associated with being an early-stage drug development company, there can be no assurance that we or any future collaborators will successfully advance or complete our research and development programs, obtain adequate patent protection for our technology, obtain necessary government regulatory approval for drug candidates we develop, find and maintain appropriate collaboration partners or that any approved drug candidates will be commercially viable. In addition, we may not be profitable even if we or any future collaborators succeed in commercializing any of our drug candidates.

Recent Development—Restructuring

In February 2018, we implemented a restructuring plan that will reduce employee headcount by approximately 20% to approximately 70 employees in March 2018. The restructuring plan was implemented following a strategic assessment of our portfolio. During the assessment, our management team and board of directors concluded that our strategic focus would be on the development of our existing clinical candidates, ACH-4471 and ACH-5228, and late-stage preclinical compound, ACH-5548. We assessed the staffing levels required to accomplish our revised strategic goals and determined to reduce our staff across several functional areas, while retaining the biology and chemistry core strengths necessary to advance our complement factor D portfolio.

Our Strategy

Our objective is to become a leading biopharmaceutical company by discovering, developing and commercializing small molecule therapies that specifically target the alternative pathway of the human complement system. Specifically, our near-term strategy includes the following efforts:

•	Advance ACH-4471, the first oral drug candidate to inhibit factor D within the alternative pathway, in clinical development for C3G. We believe ACH-4471 is the first small molecule alternative pathway factor D inhibitor to be tested in humans. We have completed both single-ascending dose and multiple-ascending dose phase I clinical trials designed to understand the safety, pharmacokinetics and pharmacodynamics of the drug candidate after oral administration. We have advanced or plan to advance ACH-4471 in three phase II clinical trials for patients with C3G:

•

A 14-day duration trial for which we have announced data from the first two sentinel patients and are continuing to enroll up to eight additional patients. We anticipate reporting data from this trial in the third quarter of 2018.

•

A 6-month duration trial which will be double-blind and placebo-controlled and enroll up to 20 patients randomized 1:1 to receive either ACH-4471 or placebo. We anticipate initiating dosing in this trial in the first half of 2018 and reporting data in 2019.

•

A 12-month duration trial which will consist of a single open-label arm and in which we expect to enroll up to 20 patients. We anticipate initial dosing in this trial in the first half of 2018 and expect that interim data would be released in the fourth quarter 2018.

•	Advance ACH-4471 in clinical development for PNH. We have advanced or plan to advance ACH-4471 in the following phase II clinical trials in patients with PNH:

•

A monotherapy trial assessing ACH-4471 in patients with PNH from which we announced interim data for the first four patients in August 2017. We continue to enroll PNH patients in this trial, planning to treat a total of eight to twelve PNH patients and report data by the fourth quarter of 2018.

•

An add-on trial assessing ACH-4471 dosed with eculizumab, a therapy for PNH that is marketed by a third party, in patients that are deemed to have a sub-optimal response and continue to experience disease symptoms such as anemia and fatigue despite treatment with eculizumab monotherapy. We anticipate initial dosing in this trial in the first half of 2018, planning to treat a total of eight PNH patients, and releasing interim data in the fourth quarter 2018.

•

Advance ACH-5228 and ACH-5548, next-generation compounds for oral systemic administration, to treat other complement mediated diseases. In addition to advancing ACH-4471, we have advanced ACH-5228 into a phase I, single-ascending dose clinical study in healthy volunteers and have another compound, ACH-5548, in late stage preclinical development. We anticipate that ACH-5548 will enter a phase I, single-ascending dose clinical study in the second quarter of 2018. We expect to report data from the phase I clinical studies of ACH-5228 and ACH-5548 in the fourth quarter 2018. Our objective for these next-generation compounds is to have them advanced either by us for PNH, C3G or other complement diseases, or by potential collaborators for diseases that are not our strategic focus.

Our Complement Factor D Program

The first clinical compound from our complement inhibitor platform is ACH-4471. ACH-4471 is designed to target and inhibit complement factor D. The next clinical compounds from our complement inhibitor platform that we are focusing on are ACH-5228 and ACH-5548, both of which are next-generation factor D inhibitors that we are seeking to advance for oral administration.

ACH-4471. ACH-4471 is a potent and specific inhibitor of factor D which has demonstrated preliminary proof-of-concept in a phase II clinical trial in patients with PNH and another phase II clinical trial in patients with C3G. We are currently continuing to conduct these phase II clinical trials of ACH-4471, and plan to conduct additional trials in patients with PNH and in patients with C3G or IC-MPGN.

ACH-4471 has exhibited the following characteristics in preclinical studies and clinical trials:

•

Pharmacokinetics and Metabolism. Pharmacokinetic results and activity in preclinical studies and clinical trials suggest that ACH-4471 should be explored in clinical development for potential oral dosing twice or three times daily. Controlled release formulation systems are also being developed for

ACH-4471 with the objective of optimizing trough exposures and reducing dosing frequency. We initiated a phase I bio-availability assessment of a series of controlled release formulation systems in healthy volunteers in 2017 and plan to complete our feasibility assessment of these formulations in 2018.

•

Safety. Six-month and nine-month toxicology studies testing the effects of ACH-4471 in rats and dogs, respectively, have been completed and supported progression of ACH-4471. In single-ascending and multi-ascending dose phase I clinical trials in healthy volunteers, at doses ranging from 75mg three times daily to 200mg, 500mg, 800mg, and 1200mg twice daily, ACH-4471 has been generally well tolerated with no treatment-related serious adverse events reported. In the multi-ascending dose 14-day phase I clinical trial, two cases of self-limited, alanine aminotransferase, or ALT, elevations (Grade 3 and 4) were observed post-treatment at doses of 500mg and 800mg twice daily, respectively, with neither subject exhibiting signs or symptoms of hepatic decompensation. Both subjects’ ALT levels normalized without intervention during follow-up. Further, no treatment-associated fever or infections were observed.

In an on-going dose ranging phase II clinical trial in PNH patients, doses start at 100mg or 150mg three times daily, or TID, with allowance for intra-patient dose escalation. To date, 225mg TID has been the highest dose administered. In August 2017, we announced that interim data from this trial showed that to date a favorable tolerability profile had been observed with no reports of clinically meaningful increases in liver enzymes. Three of the four patients we reported on in August 2017 continue to be dosed in this phase II clinical trial, including two who have been on therapy with ACH-4471 for longer than nine months and one who has been on therapy for longer than six months, with ACH-4471 showing a good tolerability profile and normal liver enzyme levels.

•

Efficacy. ACH-4471 has been demonstrated to be highly specific for inhibition of factor D, a protein critical to the amplification of the complement system. After oral administration of ACH-4471 in phase I clinical trials in healthy volunteers, we noted complete suppression of alternative pathway activity to 24 hours post-dosing.

C3G & IC-MPGN. We initiated a phase II clinical trial of ACH-4471 in patients with either C3G or IC-MPGN in September 2017 and we continue to add additional clinical trial sites and enroll patients. A sentinel group of two patients received an initial dose of 100mg TID for a period of 14 days with a 7-day taper period. Subsequent groups of patients are being dosed at 200 mg TID. This clinical trial is designed to measure C3, a complement protein in blood plasma that is typically low in C3G and IC-MPGN patients, as well as other measures of kidney function or damage characteristic of C3G and IC-MPGN. Preliminary data from this 14-day phase II trial suggest that ACH-4471 may reverse the alternative pathway hyperactivity in C3G based upon the observed improvements in the first two sentinel patients in complement biomarkers and proteinuria following 14 days of treatment with ACH-4471. In both sentinel patients, the primary clinical manifestation was significant proteinuria, or protein in the urine. In both cases, a greater than 50% reduction in proteinuria was observed during the treatment period.

We also plan to conduct a phase II open-label, 12-month treatment trial for patients with biopsy-confirmed C3G or IC-MPGN in which patients will receive treatment with ACH-4471 with periodic assessment of clinical endpoints including proteinuria and estimated glomerular filtration rate, or eGFR. Patients from our 14-day phase II clinical trial in C3G will be eligible to continue therapy under this protocol after a wash-out period. We also plan to conduct a phase II randomized, placebo-controlled, double-blinded 6-month trial for patients with biopsy-confirmed C3G. This trial is expected to assess post-treatment renal biopsy findings, as well as changes in complement biomarkers, and clinical endpoints such as proteinuria and eGFR. We anticipate initiating each of these trials in the first half of 2018.

PNH. A phase II clinical trial of ACH-4471 in patients with PNH is on-going and continues to enroll untreated PNH patients. To date, four PNH patients have been treated, three of whom have completed the three-month trial and have entered the long-term extension trial. A fourth patient voluntarily withdrew from the trial on day 41 for reasons unrelated to safety. In August 2017, we announced interim data from this trial in which ACH-4471 demonstrated that it mechanistically inhibited factor D, its intended target, and meaningfully improved LDH, hemoglobin, fatigue score, and other measures of response, including PNH clone size.

We also plan to conduct a phase II clinical trial evaluating ACH-4471 in PNH patients currently receiving eculizumab, a therapy for patients with PNH, and are deemed to be sub-optimal responders who have hemoglobin levels below 10 gm/dL and require transfusions with red blood cells. This trial is designed to evaluate 6 months of treatment with ACH-4471 plus eculizumab with the potential for patients to transition to a long-term treatment extension. We anticipate initiating this trial in the first half of 2018.

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

•

Potency. ACH-5228 is also specific for factor D inhibition and demonstrated a two to three-fold greater potency than ACH-4471 in preclinical studies, delivering similar inhibition of the complement alternative pathway at inhibitory concentrations of approximately half that of ACH-4471.

We initiated a first-in-human randomized, placebo-controlled, single-ascending dose phase I study of ACH-5228 administered to healthy volunteers in December 2017. Approximately 28 subjects are expected to be enrolled. The primary endpoint for the trial is the safety and tolerability of ACH-5228. Secondary endpoints include assessments of pharmacokinetics, pharmacodynamics, and evaluation of alternative pathway inhibition in ex vivo laboratory assessments of blood samples from subjects in order to establish a PK/PD relationship for ACH-5228. We expect to report interim data from this study during the second half of 2018.

ACH-5548. ACH-5548 is another of our next-generation factor D inhibitors for oral administration. The compound has the following characteristics based on our preclinical research to date:

•	Pharmacokinetics and Metabolism. Pharmacokinetic characteristics for ACH-5548 suggest the possibility of less frequent dosing as compared to ACH-4471.

•	Safety. We are completing short-term, non-clinical studies in rats and dogs in which ACH-5548 demonstrated tolerability and safety margins supportive of progression into human clinical development.

•

Potency. ACH-5548 is also specific for factor D inhibition and demonstrated greater potency than ACH-4471 in preclinical studies, delivering similar inhibition of the complement alternative pathway at inhibitory concentrations four to six-fold lower than that of ACH-4471.

We anticipate that ACH-5548 will enter phase I clinical development in the second quarter of 2018.

Next Generation Factor D Inhibitors for geographic atrophy. Our research team has selected several compounds from our library for the physicochemical properties that may be advantageous for delivery to the back of the eye for treatment of geographic atrophy, or GA, with the goal of achieving treatment duration of three months or longer. We had been evaluating several of these compounds, as well as several delivery technologies, to optimize treatment duration. After the announcement that lampalizumab, a product candidate that also targets complement factor D inhibition in GA, was reported to not have met its primary endpoint of reducing GA lesions when compared to a sham treatment, we undertook a reassessment of our factor D preclinical development efforts for GA. This reassessment is ongoing.

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

The C3G Market

C3G is a life-threatening, ultra-rare disorder characterized by over-activation of the alternative pathway. The condition includes both dense deposit disease, or DDD, and C3 glomerulonephritis, and is typically characterized by abnormalities in complement protein levels which results in deposits of complement protein C3 fragments within the glomeruli of the kidney, thereby inhibiting proper filtration of the blood, tissue scarring, and ultimately impaired kidney function. The overall prognosis for patients with C3G is poor, with approximately 30% to 50% of C3G patients progressing to end-stage renal disease, or ESRD, within 10 years of diagnosis. Dialysis and renal transplantation are options available for patients who reach ESRD; however, disease recurrence is frequent after transplantation, occurring in more than 50% of patients. Only about 50% of patients have a functioning graft 5 years after transplantation. Based on internal research, we estimate that C3G affects at least 8,000 people in the United States and the major European markets, specifically France, Germany, Italy, Spain and the United Kingdom. There are no approved treatments for patients with C3G.

The PNH Market

PNH is a life-threatening, ultra-rare genetic blood disorder defined by chronic uncontrolled complement activation leading to the destruction of red blood cells, or hemolysis, which can take place both inside, or intravascularly, and outside, or extravascularly, of the circulatory system. Based on internal research, we estimate that PNH affects approximately 10,000 people in the United States and the major European markets. The chronic hemolysis in patients with PNH may be associated with life-threatening thrombotic events, recurrent pain, kidney disease, disabling fatigue, severe anemia, pulmonary hypertension, shortness of breath and intermittent episodes of dark-colored urine or hemoglobinuria. The only currently approved therapy for PNH patients is eculizumab, or Soliris®, an antibody that inhibits the activity of the complement protein C5, which originally was approved in 2007 and is currently approved in the United States, Europe, Japan and in several other territories. Sales of Soliris® were reported to be $3.1 billion in 2017.

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

Benefits of Our Approach

We believe that drug candidates advanced from our complement inhibitor platform have distinct potential advantages over currently available therapies.

Focus on the Alternative Pathway

We and experts believe a number of complement-mediated diseases are the direct result of dysregulation of the alternative pathway. While other complement treatments marketed or in development focus on inhibiting the classical, lectin or terminal pathways (the terminal pathway being the final stage of all three complement pathways), these treatments do not affect the complement system at the root of dysregulation. For example, experts believe that C3G results from overproduction of C3 fragments that ultimately deposit in the kidney, impairing renal function. This overproduction of C3 fragments, experts believe, stems from dysregulation of the fluid phase of the alternative pathway. Factor D inhibitors can potentially block or suppress over activation of the alternative pathway, thereby limiting or eliminating excessive C3 fragment formation and subsequent deposition in the kidney. Conversely, other complement inhibitors, such as inhibitors of complement proteins C3 or C5, do not specifically inhibit the alternative pathway.

Targeting Factor D

Factor D is a catalytic enzyme that has one of the lowest concentrations in blood serum of all the complement proteins, several times lower than the targets of other complement therapies including C5 and C3. Factor D, therefore, has the potential to provide a highly specific target for drug intervention while, we believe, limiting off-target effects. Our expertise in synthetic chemistry has allowed our scientists to utilize crystal structures with high resolution in order to synthesize compounds that bind specifically to factor D. Further, because factor D is rate-limiting in activation of the alternative pathway, targeting factor D effectively shuts down the amplification loop that can lead to indiscriminate activation of the complement system.

Small Molecule Inhibitors

All our complement factor D inhibitor compounds for the potential treatment of rare diseases are orally-available small molecule compounds. This is in contrast to biologic compounds that require intravenous or subcutaneous dosing. The current FDA-approved therapy for PNH is dosed intravenously, requiring routine hospital or infusion center visits. We believe that oral dosing could provide a more convenient regimen for patients and their care-givers. We have also designed a number of small molecule compounds to be optimized for ophthalmic administration. These small molecule compounds may have dosing advantages in ophthalmological complement-mediated diseases such as GA, with the potential for dosing intervals of every three months or longer.

Collaboration with Janssen Pharmaceuticals, Inc.

On September 9, 2017, we received notice from Janssen Pharmaceuticals, Inc., or Janssen, of Janssen’s termination, effective as of November 8, 2017, of our exclusive collaboration and license agreement with them, which we refer to as the Janssen Agreement. Under the terms of the Janssen Agreement, we had granted Janssen exclusive worldwide rights to develop and commercialize products that contained one or more of our drug candidates for the treatment of chronic hepatitis C virus, or HCV, namely odalasvir, a second-generation NS5A inhibitor, ACH-3422, a NS5B HCV nucleoside polymerase inhibitor, and sovaprevir, a NS3/4A HCV protease inhibitor.

Janssen terminated the Janssen Agreement under section 14.6 of the Janssen Agreement, which allows for unilateral termination at Janssen’s discretion upon 60 days’ written notice to us at any time prior to the submission of the first application for marketing approval for a licensed product in any of the major market countries specified in the Janssen Agreement. Pursuant to its notice of termination, Janssen informed us that with an increasing number of effective therapies addressing medical need in hepatitis C, Janssen had made a strategic decision to discontinue the development of JNJ-4178, a three-drug combination regimen that contained one of our HCV product candidates that we licensed to Janssen under the Janssen Agreement. Following the termination, all licenses granted by either party to the other under the Janssen Agreement terminated, except to the extent necessary to allow either party to perform any obligations or exercise rights that survive the termination.

As a result of the termination of the Janssen Agreement, we will not receive any future milestone-based or royalty payments under that agreement, and Janssen will not bear the future costs of developing and commercializing our HCV portfolio. We currently have no plans to advance the HCV program on our own.

Competition

The development and commercialization of new drug products is highly competitive. We expect that we, and future collaborators, if any, will face significant competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide with respect to any of our drug candidates that we, or they, may seek to develop or commercialize. There are a number of pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of drug candidates for the treatment of complement-mediated disease such as those from Alexion Pharmaceuticals, Inc., and other potential therapies in development by Akari Therapeutics PLC, Amgen Inc., Amyndas Pharmaceuticals S.A., Apellis Pharmaceuticals, Inc., ChemoCentryx, Inc., Genentech, Inc., Novartis AG, Omeros Corporation, Ra Pharmaceuticals, Inc. and Regeneron Pharmaceuticals, Inc.

Our competitors may succeed in developing, acquiring or licensing technologies and drug products that are more effective, have fewer or more tolerable side effects or are less costly than any drug candidates that we are currently developing or that we may develop, which could render our drug candidates obsolete and noncompetitive.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we, or any future collaborators, may develop. In addition to currently approved products, our competitors also may obtain additional FDA or other marketing approvals for their products before we or any future collaborators, are able to obtain approval for ours, which could result in our competitors establishing a strong market position before we, or any future collaborators, are able to enter the market.

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

As of December 31, 2017, our complement inhibitor patent portfolio included a large number of pending U.S. applications, international applications filed under the Patent Cooperation Treaty, referred to as the PCT, and applications that have been entered into the national phase of prosecution in foreign countries. These patents and patent applications, if issued, will expire in 2035 or 2036, without regard to possible patent term extensions to account for regulatory delay to market our drugs, or any patent term adjustment. These applications include claims directed to composition of matter, pharmaceutical composition and their methods of use to treat complement factor D related disorders, including C3G, PNH, and macular age-related degeneration.

Our complement inhibitor patent portfolio includes several families of published patents and patent applications. Our first family of complement inhibitor patent filings, which consists of eight subfamilies, is based on a priority provisional application filed in February 2014. Our second family of complement inhibitor patent filings, which consists of nine subfamilies, is based on priority provisional applications filed in August 2015. Our third family of complement inhibitor patent filings, which also consists of nine subfamilies, is also based on priority provisional applications filed in August 2015.

Our first family of complement inhibitor patent applications includes nine issued U.S. patents. We have received an issued U.S. patent covering the composition of matter on our lead drug candidate, ACH-4471, and its medical use (U.S. Patent No. 9,796,741). We have also received eight additional U.S. patents covering other Factor D inhibitors (U.S. Patent Nos. 9,758,537, 9,598,446, 9,663,543, 9,732,104, 9,695,205, 9,828,396, 9,732,103, and 9,643,986). All eight of the subfamilies of patent applications are currently pending in at least the United States.

Several of the subfamilies of the first family of complement inhibitor patent applications were entered into the international phase with PCT applications in February 2015 and then entered into the national phase of prosecution in the United States and in foreign countries in August 2016. Two of the subfamilies are currently pending in a number of foreign jurisdictions including the major market countries (China, Australia, Canada, Japan and South Korea) and three regional patent offices (European Patent Office (EPO), African Regional Patent Office (ARIPO), and Eurasian Patent Office (EAPO)).

Our second family of patent applications was entered into the international phase with PCT applications in August 2016. United States patent applications are pending in five of the subfamilies, and two additional subfamilies will enter the United States in February 2018. One of the subfamilies will be filed in foreign jurisdictions in February 2018. This subfamily covers several of our most advanced complement D inhibitors, including ACH-5228.

Our third family of complement inhibitor patent filings was entered into the international phase with PCT applications in August 2016. In February 2018, we expect to file some of these applications in the United States, and in Europe.

In September 2017, the Janssen HCV collaboration was terminated and the intellectual property rights we had exclusively licensed to Janssen under the Janssen Agreement were returned to us. As a result of the Janssen collaboration, we also have several U.S. and PCT applications that we own jointly with Janssen. We currently have no plans to advance the HCV program on our own. We are in the process of evaluating our HCV intellectual property portfolio and may discontinue most of the patents and patent applications that comprise that portfolio.

We rely on trade secrets to protect our technology, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. In order to protect our proprietary technology and processes, we also rely in part on confidentiality and intellectual property assignment agreements with our corporate partners, employees, consultants, outside scientific collaborators and sponsored researchers, and other advisors.

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

Outside of North America, and in situations or markets where a more favorable return may be realized through licensing commercial rights to a third party, we may license a portion or all of our commercial rights in a territory to one or more third parties in exchange for one or more of the following: up-front payments, research funding, development funding, milestone payments and royalties on drug sales.

Regulatory Matters

Government Regulation and Product Approvals

Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions, including the European Union, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, sales, post-approval monitoring and reporting, and import and export of pharmaceutical products. The processes for obtaining regulatory approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory requirements, require the expenditure of substantial time and financial resources.

Review and Approval of Drugs in the United States

In the United States, the FDA approves and regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and implementing regulations. The failure to comply with applicable requirements under the FDCA and other applicable laws at any time during the product development process, approval process or after approval may subject an applicant and/or sponsor to a variety of administrative or judicial sanctions, including refusal by the FDA to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters and other types of letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, or civil or criminal investigations and penalties brought by the FDA and the Department of Justice or other governmental entities.

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

•	preparation and submission to the FDA of a new drug application, or NDA, requesting marketing for one or more proposed indications;

•	review of the candidate product by an FDA advisory committee, where appropriate or if applicable;

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

Preclinical Studies

Before an applicant begins testing a compound with potential therapeutic value in humans, the drug candidate enters the preclinical testing stage. Preclinical studies include laboratory evaluation of the purity and stability of the manufactured drug substance or active pharmaceutical ingredient and the formulated drug or drug product, as well as in vitro and animal studies to assess the safety and activity of the drug for initial testing in humans and to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations. The results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical studies, among other things, are submitted to the FDA as part of an IND. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, and long-term toxicity studies, may continue after the IND is submitted.

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

Following commencement of a clinical trial under an IND, the FDA may also place a clinical hold or partial clinical hold on that trial. A clinical hold is an order issued by the FDA to the sponsor to delay a proposed clinical investigation or to suspend an ongoing investigation. A partial clinical hold is a delay or suspension of only part of the clinical work requested under the IND. For example, a specific protocol or part of a protocol is not allowed to proceed, while other protocols may do so. No more than 30 days after imposition of a clinical hold or partial clinical hold, the FDA will provide the sponsor a written explanation of the basis for the hold. Following issuance of a clinical hold or partial clinical hold, an investigation may only resume after the FDA has notified the sponsor that the investigation may proceed. The FDA will base that determination on information provided by the sponsor correcting the deficiencies previously cited or otherwise satisfying the FDA that the investigation can proceed.

A sponsor may choose, but is not required, to conduct a foreign clinical trial under an IND. When a foreign clinical trial is conducted under an IND, all FDA IND requirements must be met unless waived. When the foreign clinical trial is not conducted under an IND, the sponsor must ensure that the trial complies with certain FDA regulatory requirements in order to use the trial as support for an IND or application for marketing approval. Specifically, on April 28, 2008, the FDA amended its regulations governing the acceptance of foreign clinical studies not conducted under an investigational new drug application as support for an IND or a new drug application. The final rule provides that such studies must be conducted in accordance with GCP, including review and approval by an independent ethics committee, or IEC, and informed consent from subjects. The GCP requirements in the final rule encompass both ethical and data integrity standards for clinical studies. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical trials, as well as the quality and integrity of the resulting data. They further help ensure that non-IND foreign studies are conducted in a manner comparable to that required for IND studies.

In addition to the foregoing IND requirements, an IRB representing each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must conduct a continuing review and reapprove the trial at least annually. The IRB must review and approve, among other things, the trial protocol and informed consent information to be provided to study subjects. An IRB must operate in compliance with FDA regulations. An IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the product candidate has been associated with unexpected serious harm to patients.

Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the trial sponsor, known as a data monitoring committee, or DMC. DMCs may be charged with monitoring efficacy, safety, and/or study conduct. A DMC provides a recommendation for whether or not a clinical trial should move forward at designated check points based on available data from the trial. A recommendation by a DMC to suspend or terminate development during any phase of clinical trials can occur if it is determined that the participants or patients are being exposed to an unacceptable health risk.

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

Progress reports detailing the results of the clinical trials conducted under the IND must be submitted at least annually to the FDA and, more frequently, if serious adverse events occur. In addition, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the drug; and any clinically important increase in the case of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The FDA or the sponsor or the data monitoring committee may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. The FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted.

Concurrent with clinical trials, companies often complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and, among other things, must develop methods for testing the identity, strength, quality, purity, and potency of the final drug. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf life.

Review of an NDA by the FDA

Assuming successful completion of required clinical testing and other requirements, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things are submitted to the FDA as part of an NDA requesting approval to market the drug product for one or more indications. Under federal law, the submission of most NDAs is subject to an application user fee, which for federal fiscal year 2018 is $2,421,495 for an application requiring clinical data. The sponsor of an approved NDA is also subject to an annual program fee which typically increases each year. The annual program fee for fiscal year 2018 is $304,162. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for drugs with orphan designation and a waiver for certain small businesses.

The FDA conducts a preliminary review of an NDA within 60 days of its receipt and strives to inform the sponsor by the 74th day after the FDA’s receipt of the submission to determine whether the application is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA has agreed to certain performance goals in the review process of NDAs. Most such applications are meant to be reviewed within ten months from the date of filing, and most applications for “priority review” products are meant to be reviewed within six months of filing. The review process may be extended by the FDA for three additional months to consider new information or clarification provided by the applicant to address an outstanding deficiency identified by the FDA following the original submission.

Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is or will be manufactured. These pre-approval inspections may cover all facilities associated with an NDA submission, including drug component manufacturing such as active pharmaceutical ingredients, finished drug product manufacturing, and control testing laboratories. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. The

FDA must implement a protocol to expedite review of responses to inspection reports pertaining to certain drug applications, including applications for drugs in a shortage or drugs for which approval is dependent on remediation of conditions identified in the inspection report.

In addition, as a condition of approval, the FDA may require an applicant to develop a REMS. REMS use risk minimization strategies beyond the professional labeling to ensure that the benefits of the product outweigh the potential risks. To determine whether a REMS is needed, the FDA will consider the size of the population likely to use the product, seriousness of the disease, expected benefit of the product, expected duration of treatment, seriousness of known or potential adverse events, and whether the product is a new molecular entity. REMS can include medication guides, physician communication plans for healthcare professionals, and elements to assure safe use, or ETASU. ETASU may include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The FDA may require a REMS before approval or post approval if it becomes aware of a serious risk associated with use of the product. The requirement for a REMS can materially affect the potential market and profitability of a product.

The FDA may refer an application for a novel drug to an advisory committee or explain why such referral was not made. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Fast Track, Breakthrough Therapy, Priority Review and Regenerative Therapy Designations

The FDA is authorized to designate certain products for expedited review if they are intended to address an unmet medical need in the treatment of a serious or life-threatening disease or condition. These programs are referred to as fast track designation, breakthrough therapy designation, priority review designation and regenerative advanced therapy designation.

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

Finally, with passage of the 21st Century Cures Act, or Cures Act, in December 2016, Congress authorized the FDA to accelerate review and approval of products designated as regenerative advanced therapies. A product is eligible for this designation if it is a regenerative medicine therapy (as defined in the Cures Act) that is intended to treat, modify, reverse or cure a serious or life- threatening disease or condition and preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such disease or condition. The benefits of a regenerative advanced therapy designation include early interactions with FDA to expedite development and review, benefits available to breakthrough therapies, potential eligibility for priority review and accelerated approval based on surrogate or intermediate endpoints.

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

For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit but is not itself a measure of clinical benefit. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. An intermediate clinical endpoint is a measurement of a therapeutic effect that is considered reasonably likely to predict the clinical benefit of a product, such as an effect on IMM. The FDA has limited experience with accelerated approvals based on intermediate clinical endpoints but has indicated that such endpoints generally may support accelerated approval where the therapeutic effect measured by the endpoint is not itself a clinical benefit and basis for traditional approval, if there is a basis for concluding that the therapeutic effect is reasonably likely to predict the ultimate clinical benefit of a product.

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

In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.

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

The FDA strictly regulates the marketing, labeling, advertising and promotion of prescription drug products placed on the market. This regulation includes, among other things, standards and regulations for direct-to-consumer advertising, communications regarding unapproved uses, industry-sponsored scientific and educational activities, and promotional activities involving the Internet and social media. Promotional claims about a drug’s safety or effectiveness are prohibited before the drug is approved. After approval, a drug product generally may not be promoted for uses that are not approved by the FDA, as reflected in the product’s prescribing information. In the United States, healthcare professionals are generally permitted to prescribe drugs for such uses not described in the drug’s labeling, known as off-label uses, because the FDA does not regulate the practice of medicine. However, FDA regulations impose rigorous restrictions on manufacturers’ communications, prohibiting the promotion of off-label uses. It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in nonpromotional, non-misleading communication regarding off-label information, such as distributing scientific or medical journal information. If a company is found to have promoted off-label uses, it may become subject to adverse public relations and administrative and judicial enforcement by the FDA, the Department of Justice, or the Office of the Inspector General of the Department of Health and Human Services, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, and its implementing regulations, as well as the Drug Supply Chain Security Act, or DSCA, which regulate the distribution and tracing of prescription drugs and prescription drug samples at the federal level and set minimum standards for the regulation of drug distributors by the states. The PDMA, its implementing regulations and state laws limit the distribution of prescription pharmaceutical product samples, and the DSCA imposes requirements to ensure accountability in distribution and to identify and remove counterfeit and other illegitimate products from the market.

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

The FDCA also provides for a period of three years of exclusivity if the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the applicant and are essential to the approval of the application. This three-year exclusivity period often protects changes to a previously approved drug product, such as a new dosage form, route of administration, combination or indication. Three-year exclusivity would be available for a drug product that contains a previously approved active moiety, provided the statutory requirement for a new clinical investigation is satisfied. Unlike five-year NCE exclusivity, an award of three-year exclusivity does not block the FDA from accepting ANDAs seeking approval for generic versions of the drug as of the date of approval of the original drug product. The FDA typically makes decisions about awards of data exclusivity shortly before a product is approved.

The FDA must establish a priority review track for certain generic drugs, requiring the FDA to review a drug application within eight (8) months for a drug that has three (3) or fewer approved drugs listed in the Orange Book and is no longer protected by any patent or regulatory exclusivities, or is on the FDA’s drug shortage list. The new legislation also authorizes FDA to expedite review of ‘‘competitor generic therapies’’ or drugs with inadequate generic competition, including holding meetings with or providing advice to the drug sponsor prior to submission of the application.

Hatch-Waxman Patent Certification and the 30-Month Stay

Upon approval of an NDA or a supplement thereto, NDA sponsors are required to list with the FDA each patent with claims that cover the applicant’s product or an approved method of using the product. Each of the patents listed by the NDA sponsor is published in the Orange Book. When an ANDA applicant files its application with the FDA, the applicant is required to certify to the FDA concerning any patents listed for the reference product in the Orange Book, except for patents covering methods of use for which the ANDA applicant is not seeking approval. To the extent that the Section 505(b)(2) applicant is relying on studies conducted for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would.

Specifically, the applicant must certify with respect to each patent that:

•	the required patent information has not been filed;

•	the listed patent has expired;

•	the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or

•	the listed patent is invalid, unenforceable or will not be infringed by the new product.

A certification that the new product will not infringe the already approved product’s listed patents or that such patents are invalid or unenforceable is called a Paragraph IV certification. If the applicant does not challenge the listed patents or indicates that it is not seeking approval of a patented method of use, the application will not be approved until all the listed patents claiming the referenced product have expired (other than method of use patents involving indications for which the applicant is not seeking approval).

If the ANDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days after the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA until the earlier of 30 months after the receipt of the Paragraph IV notice, expiration of the patent, or a decision in the infringement case that is favorable to the ANDA applicant.

To the extent that the Section 505(b)(2) applicant is relying on studies conducted for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would. As a result, approval of a Section 505(b)(2) NDA can be stalled until all the listed patents claiming the referenced product have expired, until any non patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the referenced product has expired, and, in the case of a Paragraph IV certification and subsequent patent infringement suit, until the earlier of 30 months, settlement of the lawsuit or a decision in the infringement case that is favorable to the Section 505(b)(2) applicant.

Orphan Drug Designation and Exclusivity

Under the Orphan Drug Act, the FDA may designate a drug product as an “orphan drug” if it is intended to treat a rare disease or condition (generally meaning that it affects fewer than 200,000 individuals in the United States, or more in cases in which there is no reasonable expectation that the cost of developing and making a drug product available in the United States for treatment of the disease or condition will be recovered from sales of the product). A company must request orphan product designation before submitting an NDA. If the request is granted, the FDA will disclose the identity of the therapeutic agent and its potential use. Orphan product designation does not convey any advantage or shorten the duration of the regulatory review and approval process.

If a product with orphan status receives the first FDA approval for the disease or condition for which it has such designation or for a select indication or use within the rare disease or condition for which it was designated, the product generally will be receiving orphan product exclusivity. Orphan product exclusivity means that the FDA may not approve any other applications for the same product for the same indication for seven years, except in certain limited circumstances. Competitors may receive the approval of different products for the indication for which the orphan product has exclusivity and may obtain approval for the same product but for a different indication. If a drug or drug product designated as an orphan product ultimately receives marketing approval for an indication broader than what was designated in its orphan product application, it may not be entitled to exclusivity.

Orphan drug exclusivity will not bar approval of another orphan drug under certain circumstances, including if a subsequent product with the same drug for the same indication is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or providing a major contribution to patient care, or if the company with orphan drug exclusivity is not able to meet market demand. New legislation has clarified that the Orphan Drug Act does not require the FDA to recognize orphan exclusivity if another drug candidate demonstrates clinical superiority.

In the fourth quarter of 2017, we were granted orphan drug designation for ACH-4471 for the treatment of PNH and for the treatment of C3G in the United States.

Pediatric Studies and Exclusivity

Under the Pediatric Research Equity Act of 2003, an NDA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the drug product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. With enactment of the Food and Drug Administration Safety and Innovation Act or FDASIA, in 2012, sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, any deferral or waiver requests, and other information required by regulation. The applicant, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other, and agree upon a final plan. The FDA or the applicant may request an amendment to the plan at any time. For drugs intended to treat a serious or life-threatening disease or condition, the FDA must, upon the request of an applicant, meet to discuss preparation of the initial pediatric study plan or to discuss deferral or waiver of pediatric assessments. In addition, FDA will meet early in the development process to discuss pediatric study plans with drug sponsors. The legislation requires FDA to meet with drug sponsors by no later than the end-of-phase 1 meeting for serious or life-threatening diseases and by no later than ninety (90) days after FDA’s receipt of the study plan.

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

Pediatric exclusivity is another type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity, including the non-patent and orphan exclusivity. This six-month exclusivity may be granted if an NDA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product is effective in the pediatric population studied, rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another application. With regard to patents, the six-month pediatric exclusivity period will not attach to any patents for which an ANDA or 505(b)(2) applicant submitted a paragraph IV patent certification, unless the NDA sponsor or patent owner first obtains a court determination that the patent is valid and infringed by the proposed product.

Patent Term Restoration and Extension

A patent claiming a new drug product may be eligible for a limited patent term extension under the Hatch-Waxman Act, which permits a patent restoration of up to five years for patent term lost during product development and the FDA regulatory review. The restoration period granted is typically one-half the time between the effective date of an IND and the submission date of an NDA, plus the time between the submission date of an NDA and the ultimate approval date. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date. Only one patent applicable to an approved drug product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent in question. A patent that covers multiple drugs for which approval is sought can only be extended in connection with one of the approvals. The U.S. Patent and Trademark Office reviews and approves the application for any patent term extension or restoration in consultation with the FDA.

The 21st Century Cures Act

On December 13, 2016, President Obama signed the Cures Act into law. The Cures Act is designed to modernize and personalize healthcare, spur innovation and research, and streamline the discovery and development of new therapies through increased federal funding of particular programs. It authorizes increased funding for the FDA to spend on innovation projects. The new law also amends the Public Health Service Act to reauthorize and expand funding for the National Institutes of Health. The Act establishes the NIH Innovation Fund to pay for the cost of development and implementation of a strategic plan, early stage investigators and research. It also charges NIH with leading and coordinating expanded pediatric research. Further, the Cures Act directs the Centers for Disease Control and Prevention to expand surveillance of neurological diseases.

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

Clinical Trial Approval in the EU

Requirements for the conduct of clinical trials in the European Union including GCP are set forth in the Clinical Trials Directive 2001/20/EC and the GCP Directive 2005/28/EC. Pursuant to Directive 2001/20/EC and Directive 2005/28/EC, as amended, a system for the approval of clinical trials in the European Union has been implemented through national legislation of the E.U. member states. Under this system, approval must be obtained from the competent national authority of each E.U. member state in which a study is planned to be conducted. To this end, a CTA is submitted, which must be supported by an investigational medicinal product dossier, or IMPD, and further supporting information prescribed by Directive 2001/20/EC and Directive 2005/28/EC and other applicable guidance documents. Furthermore, a clinical trial may only be started after a competent ethics committee has issued a favorable opinion on the clinical trial application in that country.

In April 2014, the EU passed the new Clinical Trials Regulation (EU) No 536/2014, which is set to replace the current Clinical Trials Directive 2001/20/EC. To ensure that the rules for clinical trials are identical throughout the European Union, the new E.U. clinical trials legislation was passed as a regulation that is directly applicable in all E.U. member states. All clinical trials performed in the European Union are required to be conducted in accordance with the Clinical Trials Directive 2001/20/EC until the new Clinical Trials Regulation (EU) No 536/2014 becomes applicable. According to the current plans of EMA, the new Clinical Trials Regulation will become applicable in 2019. The Clinical Trials Directive 2001/20/EC will, however, still apply three years from the date of entry into application of the Clinical Trials Regulation to (i) clinical trials applications submitted before the entry into application and (ii) clinical trials applications submitted within one year after the entry into application if the sponsor opts for old system.

The new Clinical Trials Regulation aims to simplify and streamline the approval of clinical trial in the European Union. The main characteristics of the regulation include: a streamlined application procedure via a single entry point, the E.U. portal; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures that will spare sponsors from submitting broadly identical information separately to various bodies and different member states; a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts (Part I is assessed jointly by all member states concerned, and Part II is assessed separately by each member state concerned); strictly defined deadlines for the assessment of clinical trial applications; and the involvement of the ethics committees in the assessment procedure in accordance with the national law of the member state concerned but within the overall timelines defined by the Clinical Trials Regulation.

PRIME Designation in the EU

In March 2016, the European Medicines Agency, or EMA, launched an initiative to facilitate development of product candidates in indications, often rare, for which few or no therapies currently exist. The PRIority MEdicines, or PRIME, scheme is intended to encourage drug development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation reviewed under the centralized procedure. Products from small- and medium-sized enterprises, or SMEs, may qualify for earlier entry into the PRIME scheme than larger companies. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated marketing authorization application assessment once a dossier has been submitted. Importantly, a dedicated Agency contact and rapporteur from the Committee for Human Medicinal Products (CHMP) or Committee for Advanced Therapies (CAT) are appointed early in PRIME scheme facilitating increased understanding of the product at EMA’s Committee level. A kick-off meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies.

Marketing Authorization

To obtain marketing approval of a product under European Union regulatory systems, an applicant must submit a marketing authorization application, or MAA, either under a centralized or decentralized procedure. The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid for all European Union member states. The centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy products and products with a new active substance indicated for the treatment of certain diseases. For products with a new active substance indicated for the treatment of other diseases and products that are highly innovative or for which a centralized process is in the interest of patients, the centralized procedure may be optional.

Under the centralized procedure, the Committee for Medicinal Products for Human Use, or the CHMP, established at the European Medicines Agency, or EMA, is responsible for conducting the initial assessment of a product. The CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing marketing authorization. Under the centralized procedure in the European Union, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops, when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation. In this circumstance, the EMA ensures that the opinion of the CHMP is given within 150 days.

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

Within this framework, manufacturers may seek approval of hybrid medicinal products under Article 10(3) of Directive 2001/83/EC. Hybrid applications rely, in part, on information and data from a reference product and new data from appropriate pre-clinical tests and clinical trials. Such applications are necessary when the proposed product does not meet the strict definition of a generic medicinal product, or bioavailability studies cannot be used to demonstrate bioequivalence, or there are changes in the active substance(s), therapeutic indications, strength, pharmaceutical form or route of administration of the generic product compared to the reference medicinal product. In such cases the results of tests and trials must be consistent with the data content standards required in the Annex to the Directive 2001/83/EC, as amended by Directive 2003/63/EC.

Hybrid medicinal product applications have automatic access to the centralized procedure when the reference product was authorized for marketing via that procedure. Where the reference product was authorized via the decentralized procedure, a hybrid application may be accepted for consideration under the centralized procedure if the applicant shows that the medicinal product constitutes a significant therapeutic, scientific or technical innovation, or the granting of a community authorization for the medicinal product is in the interest of patients at the community level.

A marketing authorization may be granted only to an applicant established in the EU. Regulation No. 1901/2006 provides that prior to obtaining a marketing authorization in the EU, an applicant must demonstrate compliance with all measures included in a Pediatric Investigation Plan, or PIP, approved by the Pediatric Committee of the EMA, or PDCO, covering all subsets of the pediatric population, unless the EMA has granted a product-specific waiver, class waiver, or a deferral for one or more of the measures included in the PIP. The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which marketing authorization is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data is not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once the marketing authorization is obtained in all Member States of the EU and study results are included in the product information, even when negative, the product is eligible for six months’ supplementary protection certificate extension. For orphan-designated medicinal products, the 10-year period of market exclusivity is extended to 12 years.

Regulatory Data Exclusivity in the European Union

In the European Union, innovative medicinal products authorized in the EU on the basis of a full marketing authorization application (as opposed to an application for marketing authorization that relies on data available in the marketing authorization dossier for another, previously approved, medicinal product) are entitled to eight years of data exclusivity. During this period, applicants for authorization of generics of these innovative products cannot rely on data contained in the marketing authorization dossier submitted for the innovative medicinal product. Innovative medicinal products are also entitled to ten years’ market exclusivity. During this ten-year period no generic of this medicinal product can be placed on the EU market. The overall ten-year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to authorization, is held to bring a significant clinical benefit in comparison with existing therapies. Even if a compound is considered to be a new chemical entity so that the innovator gains the prescribed period of data exclusivity, another company may market another version of the product if such company obtained marketing authorization based on an MAA with a complete independent data package of pharmaceutical tests, preclinical tests and clinical trials.

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

Once authorized, orphan medicinal products are entitled to ten years of market exclusivity in all EU Member States and, in addition, a range of other benefits during the development and regulatory review process, including scientific assistance for study protocols, authorization through the centralized marketing authorization procedure covering all member countries and a reduction or elimination of registration and marketing authorization fees. However, marketing authorization may be granted to a similar medicinal product with the same orphan indication during the ten-year period with the consent of the marketing authorization holder for the original orphan medicinal product or if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities. Marketing authorization may also be granted to a similar medicinal product with the same orphan indication if the product is safer, more effective or otherwise clinically superior to the original orphan medicinal product. The period of market exclusivity may, in addition, be reduced to six years if it can be demonstrated on the basis of available evidence that the original orphan medicinal product is sufficiently profitable not to justify maintenance of market exclusivity.

Brexit and the Regulatory Framework in the United Kingdom

On June 23, 2016, the electorate in the United Kingdom (U.K.) voted in favor of leaving the European Union (commonly referred to as “Brexit”). Thereafter, on March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The withdrawal of the U.K. from the European Union will take effect either on the effective date of the withdrawal agreement or, in the absence of agreement, two years after the U.K. provides a notice of withdrawal pursuant to the E.U. Treaty. Since the regulatory framework for pharmaceutical products in the U.K. covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime which applies to products and the approval of product candidates in the U.K. It remains to be seen how, if at all, Brexit will impact regulatory requirements for product candidates and products in the U.K.

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

In the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular drug candidate to currently available therapies or so-called health technology assessments, in order to obtain reimbursement or pricing approval. For example, the European Union provides options for its member states to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. European Union member states may approve a specific price for a product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other member states allow companies to fix their own prices for products but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many countries in the European Union have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the European Union. The downward pressure on health care costs in general, particularly prescription drugs, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various European Union member states, and parallel trade, i.e., arbitrage between low-priced and high-priced member states, can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any products, if approved in those countries.

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

In March 2010, the United States Congress enacted the Affordable Care Act, which, among other things, includes changes to the coverage and payment for products under government health care programs. Among the provisions of the Affordable Care Act of importance to our potential drug candidates are:

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

Other legislative changes have been proposed and adopted since the PPACA was enacted. These changes include the Budget Control Act of 2011, which, among other things, led to aggregate reductions to Medicare payments to providers of up to 2% per fiscal year that started in 2013 and will stay in effect through 2024 unless additional Congressional action is taken, and the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. Further, there have been several recent U.S. congressional inquiries and proposed state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products.

These healthcare reforms, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price for any approved product and/or the level of reimbursement physicians receive for administering any approved product. Reductions in reimbursement levels may negatively impact the prices or the frequency with which products are prescribed or administered. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. Since enactment of the ACA, there have been numerous legal challenges and Congressional actions to repeal and replace provisions of the law. In May 2017, the U.S. House of Representatives passed legislation known as the American Health Care Act of 2017. Thereafter, the Senate Republicans introduced and then updated a bill to replace the ACA known as the Better Care Reconciliation Act of 2017. The Senate Republicans also introduced legislation to repeal the ACA without companion legislation to replace it, and a “skinny” version of the Better Care Reconciliation Act of 2017. In addition, the Senate considered proposed healthcare reform legislation known as the Graham-Cassidy bill. None of these measures was passed by the U.S. Senate.

The Trump Administration has also taken executive actions to undermine or delay implementation of the ACA. In January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. In October 2017, the President signed a second Executive Order allowing for the use of association health plans and short-term health insurance, which may provide fewer health benefits than the plans sold through the ACA exchanges. At the same time, the Administration announced that it will discontinue the payment of cost-sharing reduction (CSR) payments to insurance companies until Congress approves the appropriation of funds for such CSR payments. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA. A bipartisan bill to appropriate funds for CSR payments was introduced in the Senate, but the future of that bill is uncertain.

More recently, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by the President on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, will become effective in 2019. According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise. Further, each chamber of the Congress has put forth multiple bills designed to repeal or repeal and replace portions of the ACA. Although none of these measures has been enacted by Congress to date, Congress may consider other legislation to repeal and replace elements of the ACA. The Congress will likely consider other legislation to replace elements of the ACA, during the next Congressional session.

Segment Reporting

We are engaged solely in the discovery and development of innovative small molecule drug therapies for immune system disorders. Accordingly, we have determined that we operate in one operating segment.

Revenue

We had no revenue for the year ended December 31, 2017. For the years ended December 31, 2016 and 2015, payments of $15.0 million and $66.1 million from Janssen represented 100% and 100% of our revenue, respectively, all of which were related to payments under the Janssen Agreement and its exclusive license of worldwide rights to develop and commercialize products that contain one or more of our drug candidates for the treatment of HCV.

Research and Development Expense

For the years ended December 31, 2017, 2016 and 2015, company-sponsored research and development expenses were $65.0 million, $59.2 million and $56.6 million, respectively.

Employees

As of February 20, 2018, we had 88 full-time employees, 35 of whom hold doctoral degrees. Approximately 62 of our employees are engaged in research and development, with the remainder engaged in administration, finance and business development functions. In February 2018, we implemented a restructuring plan that will reduce employee headcount by approximately 20% across several functional areas to approximately 70 employees by March 2018. None of our employees is represented by a labor union or covered by collective bargaining agreements. We believe our relations with our employees are good.

Information Available on the Internet

Our Internet address is www.achillion.com. We are not including the information contained in our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file such materials with the Securities and Exchange Commission, or the SEC. We also make available on our website our corporate governance guidelines, the charters for our audit committee, nominating and corporate governance committee, compensation committee, compliance committee, and strategy committee, and our code of business conduct and ethics, which applies to our directors, officers and employees, and such information is available in print and free of charge to any of our stockholders who requests it. In addition, we intend to disclose on our website any amendments to, or waivers from, our code of business conduct and ethics that are required to be publicly disclosed pursuant to rules of the SEC.

Executive Officers of the Registrant

Name	Age	Position
Milind S. Deshpande, Ph.D.	61	Chief Executive Officer, Director
Mary Kay Fenton	53	Executive Vice President and Chief Financial Officer
Martha Manning, Esq.	63	Executive Vice President, General Counsel and Corporate Secretary
Joseph Truitt	53	President and Chief Operating Officer

Milind S. Deshpande, Ph.D., Chief Executive Officer. Dr. Deshpande has served as our Chief Executive Officer since May 2013, at which time he was also elected to our board of directors. Dr. Deshpande also served as our President from May 2013 to February 2018. Previously, he was our President of Research and Development and Chief Scientific Officer from October 2010 to May 2013. Prior to joining Achillion in September 2001, Dr. Deshpande was Associate Director of Lead Discovery and Early Discovery Chemistry at the Pharmaceutical Research Institute at Bristol-Myers Squibb, a pharmaceutical company, from 1991 to 2001, where he managed the identification of new clinical candidates to treat infectious and neurological diseases. From 1988 to 1991, he held a faculty position at Boston University Medical School. Dr. Deshpande is on the board of directors of Spero Therapeutics, a biotechnology company. Dr. Deshpande received his Ph.D. in Organic Chemistry from Ohio University, following his undergraduate education in India.

Mary Kay Fenton, Executive Vice President and Chief Financial Officer. Ms. Fenton has served as our Executive Vice President and Chief Financial Officer since 2006. Prior to joining Achillion in October 2000, Ms. Fenton, a certified public accountant, held various positions within the Technology Industry Group at PricewaterhouseCoopers LLP, an independent registered public accounting firm, from 1991 to 2000, most recently as Senior Manager responsible for the life sciences practice in Connecticut. Prior to 1991, Ms. Fenton was an economic development associate in the nonprofit sector. Ms. Fenton is the chair of the board of directors of Connecticut Business and Industry Association, a representative business organization. Ms. Fenton holds an M.B.A. in Finance from the Graduate School of Business at the University of Connecticut and an A.B. in Economics from the College of the Holy Cross.

Martha Manning, Esq., Executive Vice President, General Counsel and Corporate Secretary. Ms. Manning has served as our Executive Vice President, General Counsel and Corporate Secretary since February 2016. Prior to joining Achillion in February 2016, Ms. Manning was General Counsel of iCeutica Inc., a drug development company from 2013 to 2016. She served as Chief Legal Officer of OraPharma, Inc., a pharmaceutical company, from 2011 to 2012 when the company was acquired by Valeant Pharmaceuticals, Inc. She joined OraPharma from Sandoz Inc., the generic pharmaceutical division of Novartis AG, where she served as Vice President and General Counsel from 2008 to 2011. Prior to Sandoz, she served as Senior Vice President, General Counsel and Secretary for Adolor Corporation, a publicly traded biopharmaceutical company from 2002 to 2008. Ms. Manning began her legal career with the law firm of Morgan, Lewis & Bockius. She received her J.D. from the University of Pennsylvania School of Law and her Bachelor of Business Administration from the University of Massachusetts.

Joseph Truitt, President and Chief Operating Officer. Mr. Truitt serves as our President and Chief Operating Officer. In September 2017, Mr. Truitt was promoted to Chief Operating Officer and in February 2018 he was promoted to President and Chief Operating Officer. Prior to his promotion to Chief Operating Officer in September 2017, Mr. Truitt had served as our Chief Commercial Officer since January 2009. Prior to joining Achillion in January 2009, Mr. Truitt was Vice President of Business Development and Product Strategy for Lev Pharmaceuticals, Inc., a biotechnology company, from October 2007 to December 2008. From July 2006 through September 2007, he served as Lev’s Vice President of Sales and Marketing and led the build out of the commercial team and infrastructure in preparation for product launch. From February 2002 to July 2006, Mr. Truitt was Vice President of Sales and Operations at Johnson & Johnson, a pharmaceutical company, where he directed commercial operations at the company’s OraPharma subsidiary. From 2000 to 2002, Mr. Truitt was Vice President of Sales and Operations of OraPharma, Inc., a pharmaceutical company, prior to its acquisition by Johnson & Johnson. Mr. Truitt holds an M.B.A. from St. Joseph’s University, Philadelphia and a B.S. in Marketing from LaSalle University, Philadelphia.

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

We are focused on the research and development of our complement inhibitor platform, pursuant to which we are initially targeting complement factor D, an essential protein of the complement alternative pathway that is a part of the human innate immune system. Our complement inhibitor platform is focused on advancing small molecule compounds that inhibit the alternative pathway and have the potential to be used in the treatment of immune-related diseases where the complement pathway plays a critical role. We anticipate that our complement inhibitor platform may play a role in addressing needs of patients with paroxysmal nocturnal hemoglobinuria, or PNH, including patients who have suboptimal response to, or who fail to respond to, currently approved treatments for PNH, and C3 glomerulopathy, or C3G, and immune complex membranoproliferative glomerulonephritis, or IC-MPGN, both kidney diseases, as well as the needs of patients with other complement-mediated diseases where the alternative pathway may play a significant role.

Our approach to the discovery and development of drug candidates that target the alternative pathway is unproven. We are currently only in the early clinical testing stages for our most advanced drug candidates under this program with other drug candidates in the preclinical phase. We may not successfully develop any medicines that target alternative pathway inhibition, and even if we are successful in early development, any medicines that we develop may not effectively inhibit the alternative pathway or provide a clinical benefit. Even if we are able to develop a product candidate that effectively inhibits complement factor D in preclinical studies, we may not succeed in demonstrating safety and efficacy of the product candidate in human clinical trials. For example, although lampalizumab, a product candidate that was in clinical development with another company that targeted complement factor D inhibition in geographic atrophy, or GA, was reported to have demonstrated safety, tolerability and evidence of activity in a phase II trial, the trial’s sponsor recently announced that in two phase III trials of the product candidate in GA did not meet its primary endpoint of reducing GA lesions when compared to a sham treatment, and the program was discontinued. Our focus on using our proprietary technology to identify drug candidates targeting the alternative pathway may not result in the discovery and development of commercially viable medicines to treat human disease.

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

The success of our complement inhibitor platform, will depend on several factors, including the following:

•	initiation, successful enrollment and completion of clinical trials;

•	safety, tolerability and efficacy profiles that are satisfactory to the U.S. Food and Drug Administration, or FDA, or any comparable foreign regulatory authority for marketing approval;

•	timely receipt of marketing approvals from applicable regulatory authorities;

•	the performance of any future collaborators;

•	the extent of any required post-marketing approval commitments to applicable regulatory authorities;

•	establishment of supply arrangements with third party raw materials suppliers and manufacturers;

•	establishment of arrangements with third party manufacturers to obtain finished drug products that are appropriately packaged for sale;

•	obtaining and maintaining patent, trade secret protection and regulatory exclusivity, both in the United States and internationally;

•	protection of our rights in our intellectual property portfolio;

•	successful commercial launch following any marketing approval;

•	a continued acceptable safety profile following any marketing approval; and

•	commercial acceptance of our products or those of our collaborators, if and when approved, by patients, the medical community and third-party payors;

The success of our complement inhibitor platform also depends on our ability to compete with other marketed therapies for complement-mediated disease such as those from Alexion Pharmaceuticals, Inc., and other potential therapies in development by Akari Therapeutics PLC, Amgen Inc., Amyndas Pharmaceuticals S.A., Apellis Pharmaceuticals, Inc., ChemoCentryx, Inc., Genentech, Inc., Novartis AG, Omeros Corporation and Ra Pharmaceuticals, Inc.

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

As a result of the termination of the Janssen Agreement, we will not receive any future milestone-based or royalty payments from Janssen relating to our HCV program, and we have no plans to advance the HCV program on our own.

On September 9, 2017, Janssen provided us with notice that Janssen was unilaterally terminating the Janssen Agreement in its entirety and discontinuing their development program for JNJ-4178, a three-drug combination regimen that contained one of our HCV product candidates licensed to Janssen. The termination became effective on November 8, 2017. We had previously granted Janssen exclusive worldwide rights to develop and commercialize our portfolio of drug candidates for the treatment of HCV infection. We currently have no plans to advance the program on our own. As such, we do not expect to achieve any further value from the HCV program.

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

Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and drug candidates for specific indications may not yield any commercially viable drug candidates. For example, we are currently focusing our efforts in developing ACH-4471 and certain next generation compounds for both C3G and PNH. If we do not accurately evaluate the commercial potential or target market for a particular drug candidate, we may relinquish valuable rights to that drug candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to the drug candidate.

We recently implemented a plan to reduce our staff levels and eliminate certain personnel and other costs, which could significantly adversely affect our ability to continue to discover and develop new compounds.

In February 2018, we implemented a restructuring plan that will reduce employee headcount by approximately 20% to approximately 70 employees in March 2018. The restructuring plan was implemented following a strategic assessment of our portfolio. During the assessment, our management team and board of directors concluded that our strategic focus would be on the development of our existing clinical candidates, ACH-4471 and ACH-5228, and late-stage preclinical compound, ACH-5548. We assessed the staffing levels required to accomplish our revised strategic goals and determined to reduce our staff across several functional areas.

Our restructuring efforts may disrupt our staff and our business, and we may not be successful in advancing our existing clinical candidates and late-stage compounds through preclinical and clinical trials, or in discovering or developing new compounds as a result of lower staffing levels and a reduction in our spending plan.

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

Adverse events or undesirable side effects caused by, or other unexpected properties of, our drug candidates could cause us, any future collaborators, an institutional review board or regulatory authorities to interrupt, delay or halt clinical trials of one or more of our drug candidates and could result in a more restrictive label or FDA requirement for a risk evaluation and mitigation strategy, or REMS, or the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities. For example, treatment with complement inhibitors like our factor D inhibitors ACH-4471 and ACH-5228, may decrease the body’s ability to fend off infection by certain types of pathogens. Treatment with the marketed complement C5 inhibitor, eculizumab (Soliris), is associated with increased risk for certain types of infection, including meningococcal infection. For this reason, patients treated with complement inhibitors, including patients treated in our future clinical trials, may be vaccinated for pathogens known to have increased risk of infection with complement deficiency or inhibition and may also be treated with prophylactic antibiotics in an effort to reduce the risk of an adverse event resulting from an infection. However, there is a risk that vaccination and/or prophylactic antibiotics will not prevent or reduce the risk of infections, including meningococcal infection.

Other adverse events may occur. In our phase I multiple ascending dose study of ACH-4471 in healthy volunteers, two cases of self-limited, ALT elevations (Grade 3 and 4) were observed post-treatment in the two highest dose groups, with neither subject exhibiting signs or symptoms of liver decompensation. Both subjects’ ALT levels normalized without intervention during follow up. Further, no treatment-associated fever or infections were observed. ALT is a liver enzyme measure to see whether a liver is damaged or diseased. There is a risk that increases in ALT will be seen in other healthy subjects or patients in our clinical studies dosed with ACH-4471. To date, ACH-4471 has been dosed in patients for limited durations, the longest being approximately nine months, and there is a risk that in longer dosing durations planned for our clinical trials, patients may experience increases in ALT or other adverse events. There is also a risk that doses of ACH-4471 which we believe can be safely administered to patients may not be effective in treating complement mediated diseases such as PNH or C3G.

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

•

our third-party contractors or those of any future collaborators, including those manufacturing our drug candidates or components or ingredients thereof or conducting clinical trials on our behalf or on behalf of any future collaborators, may fail to comply with regulatory requirements or meet their contractual obligations to us or any future collaborators in a timely manner or at all;

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

We, or any future collaborators, may not be able to initiate or continue clinical trials for any of our drug candidates if we, or they, are unable to locate and enroll a sufficient number of eligible patients to participate in clinical trials. We are investigating our drug candidate ACH-4471 in PNH, C3G and IC-MPGN, all of which are rare diseases. Arranging for investigative sites and recruiting patients for our clinical trials in these diseases may be very difficult. In addition, other companies are currently investigating their investigational products in PNH and C3G which may make it more difficult to enroll eligible patients into our clinical trials. Patient enrollment is a significant factor in the timing of clinical trials, and is affected by many factors, including:

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

Efforts to educate the medical community and third-party payors on the benefits of our drug candidates may require significant resources and may not be successful. If any of our drug candidates is approved but does not achieve an adequate level of market acceptance, we may not generate significant revenues and we may not become profitable. The degree of market acceptance of our drug candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the efficacy and safety of the product;

•	the potential advantages of the product compared to alternative treatments;

•	the prevalence and severity of any side effects;

•	the clinical indications for which the product is approved;

•	whether the product is designated under physician treatment guidelines as a first-line therapy or as a second- or third-line therapy;

•	limitations or warnings, including distribution or use restrictions, contained in the product’s approved labeling;

•	our ability, or the ability of any future collaborators, to offer the product for sale at competitive prices;

•	the product’s convenience and ease of administration compared to alternative treatments;

•	the willingness of the target patient population to try, and of physicians to prescribe, the product;

•	the strength of sales, marketing and distribution support;

•	the approval of other products for the same indications;

•	changes in the standard of care for the targeted indications for the product;

•	the timing of market introduction of our approved products as well as competitive products;

•	availability and amount of reimbursement from government payors, managed care plans and other third-party payors;

•	adverse publicity about the product or favorable publicity about competitive products; and

•	potential product liability claims.

If we are unable to establish sales, marketing and distribution capabilities or enter into sales, marketing and distribution arrangements with third parties, we may not be successful in commercializing any drug candidates that we develop if and when those drug candidates are approved.

We do not have a sales, marketing or distribution infrastructure and have no experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for any approved product, we must either develop a sales and marketing organization or outsource these functions to third parties. We plan to use a combination of focused in-house sales and marketing capabilities and third-party collaboration, licensing and distribution arrangements to sell any of our products that receive marketing approval.

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

The development and commercialization of new drug products is highly competitive. We expect that we and our future collaborators, if any, will face significant competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide with respect to any of our drug candidates that we, or they, may seek to develop or commercialize in the future. There are a number of pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of drug candidates for the treatment of the key complement-mediated disease indications. For example, Alexion Pharmaceuticals, Inc.’s eculizumab (Soliris®) is a marketed therapy for the treatment of PNH and atypical hemolytic uremic syndrome, or aHUS. Akari Therapeutics PLC, Amgen Inc. Amyndas Pharmaceuticals S.A., Apellis Pharmaceuticals, Inc., ChemoCentryx, Inc., Genentech, Inc., Novartis AG, Omeros Corporation, Ra Pharmaceuticals, Inc., and Regeneron Pharmaceuticals, Inc. have complement inhibitor therapies in development for other hematologic or nephritic diseases. Our competitors may succeed in developing, acquiring or licensing technologies and drug products that are more effective, have fewer or more tolerable side effects or are less costly than any drug candidates that we are currently developing or that we may develop, which could render our drug candidates obsolete and noncompetitive.

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

Patients who are provided medical treatment for their conditions generally rely on third party payors to reimburse all or part of the costs associated with their treatment. Therefore, our ability, and the ability of any future collaborators, to commercialize any of our drug candidates will depend in part on the extent to which coverage and reimbursement for these products and related treatments will be available from third party payors. Third party payors decide which medications they will cover and establish reimbursement levels. The healthcare industry is acutely focused on cost containment, both in the United States and elsewhere. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications, which could affect our ability or that of any future collaborators to sell our drug candidates profitably. These payors may not view our products, if any, as cost-effective, and coverage and reimbursement may not be available to our customers, or those of any future collaborators, or may not be sufficient to allow our products, if any, to be marketed on a competitive basis. Cost-control initiatives could cause us, or any future collaborators, to decrease the price we, or they, might establish for products, which could result in lower than anticipated product revenues. If the prices for our products, if any, decrease or if governmental and other third-party payors do not provide coverage or adequate reimbursement, our prospects for revenue and profitability will suffer.

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

Spurred by examples of large price increases for certain drugs, political candidates and others have raised media attention to the issue of pharmaceutical price regulation. For example, recently announced plans have included elements such as patient spending caps, requirements for drug makers to spend a defined portion of their profits on research and development, allowing Americans to import lower-priced drugs from other countries and addressing specialty pharmaceuticals which tend to have higher prices than other drugs. If greater regulation of pharmaceutical pricing is approved, we may not be able to receive adequate reimbursement for our drug therapies or may be forced to accept pricing at levels lower than that which would make us profitable. We cannot predict the political or regulatory climate that may result in enhanced drug pricing regulations.

Product liability lawsuits against us could divert our resources, cause us to incur substantial liabilities and limit commercialization of any products that we may develop.

We face an inherent risk of product liability claims as a result of the clinical testing of our drug candidates despite obtaining appropriate informed consents from any clinical trial participants. We will face an even greater risk if we or any future collaborators commercially sell any product that we may, or they may, develop. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our drug candidates. Regardless of the merits or eventual outcome, liability claims may result in:

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

Although we maintain general liability insurance and clinical trial/products liability insurance, this insurance may not fully cover potential liabilities that we may incur. The cost of any product liability litigation or other proceeding, even if resolved in our favor, could be substantial. We will need to increase our insurance coverage if and when we begin selling any drug candidate that receives marketing approval. In addition, insurance coverage is becoming increasingly expensive. If we are unable to obtain or maintain sufficient insurance coverage at an acceptable cost or to otherwise protect against potential product liability claims, it could prevent or inhibit the development and commercial production and sale of our drug candidates, which could adversely affect our business, financial condition, results of operations and prospects.

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

Risks Related to our Financial Position and Need for Additional Capital

We have incurred significant losses since inception, expect to incur significant and accumulating losses for at least the next several years, and we may never achieve or maintain profitability.

We have incurred significant annual net operating losses since our inception. We expect to continue to incur significant and accumulating net operating losses for at least the next several years. Our net losses were

$85.2 million, $61.7 million, and $5.0 million for the years ended December 31, 2017, 2016, and 2015, respectively. As of December 31, 2017, we had an accumulated deficit of $602.7 million. We have not generated any revenues from product sales, have not completed the development of any drug candidate and may never have a drug candidate approved for commercialization. We are currently only in the early clinical testing stages for our most advanced drug candidate under our complement inhibitor platform and expect that it will be many years, if ever, before we have a drug candidate ready for commercialization.

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

We anticipate that our expenses will increase substantially if and as we:

•	continue preclinical and clinical development efforts for our factor D inhibitor drug candidates, including ACH-4471, ACH-5228, and ACH-5548;

•	seek regulatory and marketing approvals for our drug candidates that successfully complete clinical trials, if any;

•	establish sales, marketing, distribution and other commercial infrastructure to commercialize various products for which we may obtain marketing approval, if any;

•	contract for the manufacture of larger quantities of drug candidates for preclinical testing, clinical development and potentially commercialization;

•	maintain, expand and protect our intellectual property portfolio; and

•	hire and retain additional personnel, such as clinical, quality control and regulatory personnel.

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

We will need additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We expect our expenses to increase in connection with our ongoing activities, particularly as we initiate clinical trials of, initiate new research and preclinical development efforts for and seek marketing approval for, our drug candidates. In addition, if we obtain marketing approval for any of our drug candidates, we may incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of a future collaborator. Accordingly, we will need to obtain additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

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

We believe that our existing cash, cash equivalents and marketable securities as of December 31, 2017, will enable us to fund our current projected operating requirements for at least the next 12 months. Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•	the scope, progress, results and costs of drug discovery, preclinical development, laboratory testing and clinical trials for our drug candidates;

•	our ability to realize the planned cost savings benefits of the restructuring we implemented in February 2018, which included a significant reduction in our workforce;

•	our ability to enter into and the terms and timing of any collaborations, licensing or other arrangements that we may establish;

•	the number of future drug candidates that we pursue and their development requirements;

•	the outcome, timing and costs of seeking regulatory approvals;

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

In addition, debt financing, if available, could result in fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, creating liens, redeeming stock or declaring dividends, that could adversely impact our ability to conduct our business. In addition, securing financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our drug candidates.

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

The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law new legislation that significantly revised the Internal Revenue Code of 1986, as amended. The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income, limitation on the amount of research and development expenses deductible per year, and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain how various states will respond to the newly enacted federal tax law. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

Our effective tax rate may fluctuate, and we may incur additional tax obligations.

We are subject to taxation in a number of U.S. states. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various places that we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each of such places. Nevertheless, our effective tax rate may be different than experienced in the past due to numerous factors, including passage of the newly enacted federal income tax law, changes in the mix of our profitability, if any, from state to state, the results of examinations and audits of our tax filings, our inability to secure or sustain acceptable agreements with tax authorities, changes in accounting for income taxes and changes in tax laws. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations and may result in additional tax obligations.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a company undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change taxable income or taxes may be limited. Changes in our stock ownership, some of which are outside of our control, may have resulted or could in the future result in an ownership change. For example, we completed a review of our changes in ownership through December 31, 2015 and determined that we had four ownership changes since inception. The changes of ownership resulted in net operating loss and research and development credit carryforwards expiring unutilized. If additional limitations were to apply, utilization of a portion of our net operating loss and tax credit carryforwards could be further limited in future periods and a portion of the carryforwards could expire before being available to reduce future income tax liabilities.

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

We currently have no manufacturing facilities and limited personnel with manufacturing experience. We have and intend to continue to rely on contract manufacturers to produce both drug substance and drug product required for any clinical trials. We also intend to rely upon contract manufacturers, and potentially collaboration partners, to manufacture commercial quantities of our products, if approved. Reliance on such third-party contractors entails risks, including:

•

manufacturing delays if our third-party contractors give greater priority to the supply of other products over our drug candidates or otherwise do not satisfactorily perform according to the terms of the agreements between us and them;

•	the possible termination or nonrenewal of agreements by our third-party contractors at a time that is costly or inconvenient for us;

•	the possible breach by the third-party contractors of our agreements with them;

•	the failure of third party contractors to comply with applicable regulatory requirements;

•	the possible mislabeling of clinical supplies, potentially resulting in the wrong dose amounts being supplied or active drug or placebo not being properly identified;

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

Third party manufacturers are required to comply with cGMPs and similar regulatory requirements outside the United States. Facilities used by our third-party manufacturers must be approved by the FDA after we submit an NDA and before potential approval of the drug candidate. Similar regulations apply to manufacturers of our drug candidates for use or sale in foreign countries. We do not control the manufacturing process and are completely dependent on our third-party manufacturers for compliance with the applicable regulatory requirements for the manufacture of our drug candidates. If our manufacturers cannot successfully manufacture material that conforms to our specifications or the strict regulatory requirements of the FDA and any applicable foreign regulatory authority, they will not be able to secure the applicable approval for their manufacturing facilities. If these facilities are not approved for commercial manufacture, we may need to find alternative manufacturing facilities, which could result in delays in obtaining approval for the applicable drug candidate.

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

The claims of any patents which have already issued or may issue in the future and are owned or controlled by us, may not confer on us significant commercial protection against competing products. Additionally, our patents may be challenged by third parties, resulting in the patent being deemed invalid, unenforceable or narrowed in scope, or the third party may circumvent any such issued patents. The cost of these procedures could be substantial, and it is possible that our efforts would be unsuccessful resulting in a loss of our U.S. patent position. Also, our pending patent applications may not issue, and we may not receive any additional patents. Our patents might not contain claims that are sufficiently broad to prevent others from utilizing our technologies. For instance, the issued patents relating to our drug candidates may be limited to a particular molecule or a related group of molecules. Consequently, our competitors may independently develop competing products that do not infringe our patents or other intellectual property. To the extent a competitor can develop similar products using a different molecule, our patents may not prevent others from directly competing with us.

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

The America Invents Act created for the first-time new procedures to challenge issued patents in the United States, including post-grant review and inter partes review proceedings, which some third parties have been using to cause the cancellation of selected or all claims of issued patents of competitors. For a patent with a priority date of March 16, 2013 or later, a petition for post-grant review can be filed by a third party in a nine-month window from issuance of the patent. A petition for inter partes review can be filed immediately following the issuance of a patent if the patent was filed prior to March 16, 2013. A petition for inter partes review can be filed after the nine-month period for filing a post-grant review petition has expired for a patent with a priority date of March 16, 2013 or later. Post-grant review proceedings can be brought on any ground of challenge, whereas inter partes review proceedings can only be brought to raise a challenge based on published prior art. These adversarial actions at the U.S. Patent Office review patent claims without the presumption of validity afforded to U.S. patents in lawsuits in U.S. federal courts and use a lower burden of proof than used in litigation in U.S. federal courts. Therefore, it is generally considered easier for a competitor or third party to have a U.S. patent cancelled in a Patent Office post-grant review or inter partes review proceeding than invalidated in a litigation in a U.S. federal court. If any of our patents are challenged by a third party in such a U.S. patent office proceeding, there is no guarantee that we or our licensors will be successful in defending the patent, which would result in a loss of the challenged patent right to us.

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

Many foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties, in certain circumstances. For example, compulsory licensing, or the threat of compulsory licensing, of life-saving products and expensive products is becoming increasingly popular in developing countries, either through direct legislation or international initiatives. Compulsory licenses could be extended to include some of our drug candidates, if they receive marketing approval, which may limit our potential revenue opportunities. Consequently, we may not be able to prevent third parties from practicing our inventions in certain countries outside the United States and Europe. Competitors may also use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, if our ability to enforce our patents to stop infringing activities is inadequate. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing. Proceedings to enforce our patent rights in foreign jurisdictions, whether or not successful, could result in substantial costs and divert our efforts and resources from other aspects of our business. Furthermore, while we intend to protect our intellectual property rights in major markets for our products where such patent rights exist, we cannot ensure that we will be able to initiate or maintain similar efforts in all jurisdictions in which we may wish to market our products. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate.

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

We rely on unpatented trade secrets, know-how and technology, which are difficult to protect, especially in the pharmaceutical industry, where much of the information about a product must be made public during the regulatory approval process. We seek to protect trade secrets, in part, by entering into confidentiality agreements with employees, consultants and others. These parties may breach or terminate these agreements or may refuse to enter into such agreements with us, and we may not have adequate remedies for such breaches. Furthermore, these agreements may not provide meaningful protection for our trade secrets or other proprietary information or result in the effective assignment to us of intellectual property and may not provide an adequate remedy in the event of unauthorized use or disclosure of confidential information or other breaches of the agreements. Despite our efforts to protect our trade secrets, we or our collaboration partners, board members, employees, consultants, contractors or scientific and other advisors may unintentionally or willfully disclose our proprietary information to competitors.

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

We rely on trade secrets to protect our technology, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. To protect our proprietary technology and processes, we also rely in part on confidentiality and intellectual property assignment agreements with our corporate partners, employees, consultants, outside scientific collaborators and sponsored researchers and other advisors. These agreements may not effectively prevent disclosure of confidential information nor result in the effective assignment to us of intellectual property and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information or other breaches of the agreements. In addition, others may independently discover our trade secrets and proprietary information, and in such case, we could not assert any trade secret rights against such party. Enforcing a claim that a party illegally obtained and is using our trade secrets is difficult, expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets. Costly and time-consuming litigation could be necessary to seek to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

Risks Related to Employee Matters and Managing Growth

If we are not able to attract and retain key management, scientific personnel and advisors, we may not successfully develop our drug candidates or achieve our other business objectives.

We depend upon our senior management and scientific staff for our business success. All of our employment agreements with our senior management employees are terminable without notice by the employee. The loss of the service of any of the key members of our senior management may significantly delay or prevent the achievement of drug development and other business objectives. Our ability to attract and retain qualified personnel, consultants and advisors is critical to our success. We face intense competition for qualified individuals, particularly those experienced in discovering and developing complement inhibitor drug candidates, from numerous pharmaceutical and biotechnology companies, universities, governmental entities and other research institutions. In addition, as a result of our restructuring in February 2018, we may face additional challenges in recruiting and retaining key personnel. We may be unable to attract and retain these individuals, and our failure to do so would adversely affect our business.

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

In the future, we may grow our organization, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

In the future, we may experience growth in the number of our employees and the scope of our operations, particularly in the areas of drug manufacturing, regulatory affairs and sales, marketing and distribution. To manage these growth activities, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Our management may need to devote a disproportionate amount of its attention to managing these growth activities. We may not be able to effectively manage the expansion of our operations or identify, recruit and train additional qualified personnel. Our inability to manage the expansion of our operations effectively may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Any growth in the future could also require significant capital expenditures and may divert financial resources from other projects. If we are unable to effectively manage our growth in the future, our expenses may increase more than expected, our ability to generate revenues could be reduced and we may not be able to implement our business strategy, including the successful commercialization of our drug candidates.

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

Any drug candidate for which we or any future collaborators obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to quality control and manufacturing, quality assurance and corresponding maintenance of records and documents, and requirements regarding the distribution of samples to physicians and recordkeeping. Even if marketing approval of a drug candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the medicine, including the requirement to implement a risk evaluation and mitigation strategy.

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

Our relationships with healthcare providers, physicians and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which, in the event of a violation, could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any drug candidates for which we obtain marketing approval. Our future arrangements with healthcare providers, physicians and third-party payors may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

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

We expect that these healthcare reforms, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product and/or the level of reimbursement physicians receive for administering any approved product we might bring to market. Reductions in reimbursement levels may negatively impact the prices we receive or the frequency with which our products are prescribed or administered. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. Since enactment of the ACA, there have been numerous legal challenges and Congressional actions to repeal and replace provisions of the law. In May 2017, the U.S. House of Representatives passed legislation known as the American Health Care Act of 2017. Thereafter, the Senate Republicans introduced and then updated a bill to replace the ACA known as the Better Care Reconciliation Act of 2017. The Senate Republicans also introduced legislation to repeal the ACA without companion legislation to replace it, and a “skinny” version of the Better Care Reconciliation Act of 2017. In addition, the Senate considered proposed healthcare reform legislation known as the Graham-Cassidy bill. None of these measures was passed by the U.S. Senate.

The Trump Administration has also taken executive actions to undermine or delay implementation of the ACA. In January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. In October 2017, the President signed a second Executive Order allowing for the use of association health plans and short-term health insurance, which may provide fewer health benefits than the plans sold through the ACA exchanges. At the same time, the Administration announced that it will discontinue the payment of cost-sharing reduction (CSR) payments to insurance companies until Congress approves the appropriation of funds for such CSR payments. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA. A bipartisan bill to appropriate funds for CSR payments was introduced in the Senate, but the future of that bill is uncertain.

More recently, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by the President on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, will become effective in 2019. According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise. Further, each chamber of the Congress has put forth multiple bills designed to repeal or repeal and replace portions of the ACA. Although none of these measures has been enacted by Congress to date, Congress may consider other legislation to repeal and replace elements of the ACA. The Congress will likely consider other legislation to replace elements of the ACA, during the next Congressional session.

We will continue to evaluate the effect that the ACA and its possible repeal and replacement could have on our business. It is possible that repeal and replacement initiatives, if enacted into law, could ultimately result in fewer individuals having health insurance coverage or in individuals having insurance coverage with less generous benefits. While the timing and scope of any potential future legislation to repeal and replace ACA provisions is highly uncertain in many respects, it is also possible that some of the ACA provisions that generally are not favorable for the research-based pharmaceutical industry could also be repealed along with ACA coverage expansion provisions Accordingly, such reforms, if enacted, could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain marketing approval and may affect our overall financial condition and ability to develop commercialize product candidates.

The costs of prescription pharmaceuticals in the United States has also been the subject of considerable discussion in the United States, and members of Congress and the Administration have stated that they will address such costs through new legislative and administrative measures. The pricing of prescription pharmaceuticals is also subject to governmental control outside the United States. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost effectiveness of our product candidates to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our ability to generate revenues and become profitable could be impaired. In the European Union, similar political, economic and regulatory developments may affect our ability to profitably commercialize our products. In addition to continuing pressure on prices and cost containment measures, legislative developments at the European Union or member state level may result in significant additional requirements or obstacles that may increase our operating costs.

Moreover, legislative and regulatory proposals have also been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical drugs. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our drug candidates, if any, may be. In addition, increased scrutiny by the United States Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us and any future collaborators to more stringent drug labeling and post-marketing testing and other requirements.

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

As of February 20, 2018, our directors, executive officers and stockholders who own more than 5% of our outstanding common stock, together with their affiliates and related persons, beneficially owned, in the aggregate, greater than approximately 40% of our outstanding common stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation, sale of all or substantially all of our assets or similar transaction, as well as our management and affairs. The interests of this group of stockholders may not always coincide with our corporate interests or the interest of other stockholders, and they may act in a manner with which you may not agree or that may not be in the best interests of other stockholders. This concentration of voting power may have the effect of delaying, deferring or preventing a change in control of our company on terms that other stockholders may desire and entrenching our management or board or directors.

Our stock price has been and may in the future be volatile, and the market price of our common stock may decline in value in the future.

The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future. During the period from January 1, 2009 to December 31, 2017, our stock price has ranged from a low of $0.70 to a high of $16.87. Market prices for securities of early stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the results of current and planned clinical trials of our drug candidates including our complement factor D drug candidates;

•	the results of clinical trials conducted by others on drugs that would compete with our drug candidates;

•	the announcements of those data, particularly at high profile medical meetings, and the investment community’s perception of and reaction to those data;

•	the entry into, modification of, or termination of collaborations and other key agreements;

•	market expectations about the timeliness of our entry into, failure to enter to, or termination of, collaboration arrangements with third parties;

•	the results of regulatory reviews and actions relating to the approval of our drug candidates;

•	our failure to obtain patent protection for any of our drug candidates or the issuance of third-party patents that cover our drug candidates;

•	the initiation of, material developments in, or conclusion of litigation;

•	failure of any of our drug candidates, if approved, to achieve commercial success;

•	general and industry-specific economic conditions that may affect our business, financial condition and operations, including without limitation research and development expenditures;

•	the launch of drugs by others that would compete with our drug candidates;

•	the benefits of, and market reaction to, any restructurings we undertake;

•	the failure or discontinuation of any of our research programs;

•	issues in manufacturing our drug candidates or any approved products;

•	the introduction of technological innovations or new commercial products by us or our competitors;

•	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;

•	future sales, or the anticipation of future sales, of our common stock by us, our insiders or other stockholders;

•	changes in the structure of health care payment systems;

•	period-to-period fluctuations in our financial results;

•	low trading volume of our common stock; and

•	the other factors described in this “Risk Factors” section.

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

Certain stockholders hold a substantial number of shares of our common stock. If such stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our stock incentive plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 under the Securities Act of 1933, as amended, and, in any event, we have filed a registration statement permitting shares of common stock issued on exercise of options to be freely sold in the public market. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline. Future sales by other stockholders may also have a material adverse effect on the trading price of our common stock.

Unstable market and economic conditions may have serious adverse consequences on our business.

Our general business strategy may be adversely affected by economic downturns and volatile business environments and continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive difficult economic times, which would directly affect our ability to attain our operating goals on schedule and on budget.

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

Market Information

Our common stock trades on the NASDAQ Global Select Market under the symbol “ACHN”. The following table sets forth the high and low sale prices per share for our common stock, as reported on the NASDAQ Global Select Market for the periods indicated:

	High	Low
2016
First Quarter	$10.66	$5.57
Second Quarter	$10.06	$7.48
Third Quarter	$9.49	$7.36
Fourth Quarter	$8.25	$3.78

2017
First Quarter	$4.74	$3.71
Second Quarter	$5.17	$3.15
Third Quarter	$5.66	$3.54
Fourth Quarter	$4.82	$2.69

Information regarding our equity compensation plans and the securities authorized for issuance thereunder is set forth in Item 12 below.

Holders of record

As of the close of business on February 15, 2018, there were approximately 64 holders of record of our common stock. The number of record holders may not be representative of the number of beneficial owners because many of the shares of our common stock are held by depositories, brokers or other nominees.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item will be set forth in our Proxy Statement for the 2017 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

Dividends

We have never paid or declared any cash dividends on our common stock. We currently intend to retain any earnings for future growth and, therefore, do not expect to pay cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

Neither we nor any affiliated purchaser or anyone acting on behalf of us or an affiliated purchaser made any purchases of shares of our common stock in the fourth quarter of 2017.

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

The following graph compares the cumulative total stockholder return on our common stock from December 31, 2012 to December 31, 2017 with the cumulative total return of (i) the NASDAQ Market Index and (ii) the NASDAQ Biotechnology Index. This graph assumes the investment of $100.00 after the market closed on December 31, 2012 in our common stock, and in the NASDAQ Market Index and the NASDAQ Biotechnology Index, and it assumes any dividends are reinvested. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read together with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the notes to those financial statements included elsewhere in this Annual Report on Form 10-K. The selected statement of comprehensive loss data for the years ended December 31, 2017, 2016 and 2015 and balance sheet data as of December 31, 2017 and 2016 set forth below have been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The selected statement of comprehensive loss data for the years ended December 31, 2014 and 2013 and balance sheet data as of December 31, 2015, 2014 and 2013 set forth below have been derived from the audited financial statements for such years not included in this Annual Report on Form 10-K. The historical results presented here are not necessarily indicative of future results.

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share amounts)
Statement of Comprehensive Loss Data:
Total revenue (1)	$—	$15,000	$66,122	$—	$—
Research and development	65,052	59,162	56,553	53,515	46,736
General and administrative	24,524	20,703	24,676	15,911	12,741
Total operating expenses	89,576	79,865	81,229	69,426	59,477
Loss from operations	(89,576)	(64,865)	(15,107)	(69,426)	(59,477)
Interest income (expense), net	4,340	3,159	1,188	418	530
Net loss	(85,236)	(61,706)	(5,030)	(69,008)	(58,947)
Net loss per share—basic and diluted	$(0.62)	$(0.45)	$(0.04)	$(0.70)	$(0.63)
Weighted average number of shares outstanding—basic and diluted	137,180	136,667	125,592	98,367	93,983

	As of December 31,
	2017	2016	2015	2014	2013
Balance Sheet Data:
Cash and cash equivalents (1)(2)	$43,496	$77,261	$81,725	$73,664	$33,457
Short-term marketable securities (1)(2)	256,578	286,558	377,616	79,215	88,393
Long-term marketable securities	30,511	27,657	—	—	36,139
Working capital	291,054	368,564	447,930	141,816	115,379
Total assets	337,613	413,875	464,525	156,807	162,417
Long-term liabilities	214	450	231	279	56
Total liabilities	13,098	14,421	14,889	13,338	9,459
Total stockholders’ equity	324,515	399,454	449,636	143,469	152,958

In addition to the following notes, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and accompanying notes and previously filed Annual Reports on Form 10-K for further information regarding our results of operations and financial position for periods reported therein.

(1) In May 2015, we entered into an exclusive collaboration and license agreement with Janssen, and its affiliate, Johnson & Johnson Innovation-JJDC, Inc., or JJDC, which we refer to as the Janssen Agreement, for the further clinical advancement of a portfolio of antivirals we discovered and developed for the treatment of HCV. In addition, upon the closing of the transactions contemplated by the Janssen Agreement, we entered into a stock purchase agreement with JJDC. Pursuant to the JJDC Stock Purchase Agreement, on July 1, 2015, we issued 18,367,346 shares of common stock to JJDC at a price of $12.25 per share for an aggregate purchase price of $225 million. We recorded revenue of $66.1 million during the year ended December 31, 2015 associated with this transaction. We also recorded revenue of $15.0 million during the year ended December 31, 2016 related to the achievement of a clinical enrollment milestone under the Janssen Agreement. On September 9, 2017, we received notice from Janssen of Janssen’s termination of the Janssen Agreement effective November 8, 2017. As a result of the termination of the Janssen Agreement, we will not receive any future milestone-based or royalty payments under the agreement. Also refer to footnote 5 in our Notes to the Financial Statements.

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

We have discovered and developed our complement inhibitor platform, directed at advancing small molecule compounds that have the potential to be used in the treatment of immune-related diseases associated with the alternative pathway of the complement system. The complement system is a part of the human innate immune system and is believed to be comprised of three pathways: the alternative pathway, the lectin pathway and the classical pathway. We are advancing novel small molecules from this platform which target complement factor D, an essential protein within the amplification loop of the alternative pathway. Experts believe the alternative pathway plays a critical role in a number of disease conditions including rare orphan conditions such as C3 glomerulopathy, or C3G, and immune complex membranoproliferative glomerulonephritis, or IC-MPGN, both kidney diseases, paroxysmal nocturnal hemoglobinuria, or PNH, a blood disorder, as well as several more prevalent indications.

Our lead drug candidate, ACH-4471, has demonstrated preliminary clinical proof-of-concept in patients with C3G and in patients with PNH.

In interim data from the first two patients enrolled in our phase II clinical trial for C3G patients, ACH-4471 demonstrated reductions in proteinuria, a marker of renal dysfunction, as well as reductions in biomarkers associated with the over-activation of the complement alternative pathway characteristic of patients with C3G.

In interim data from the first four patients enrolled in our phase II clinical trial for PNH patients, ACH-4471 demonstrated reductions in lactate dehydrogenase, or LDH, a marker of intravascular hemolysis, increases in hemoglobin, and improvements in fatigue score. We believe that our alternative pathway factor D inhibitor compounds may have a pharmacological advantage by potentially preventing extravascular hemolysis, or the destruction of PNH red blood cells outside of blood vessels, while also preventing intravascular hemolysis, or red blood cell destruction within blood vessels. In addition, we believe our alternative pathway factor D inhibitor compounds may be able to treat the proportion of patients with PNH who have a suboptimal response to, or who fail to respond to, currently approved treatments for PNH.

We have also generated a platform of additional potent and specific orally-administered compounds that bind to factor D with high affinity, resulting in alternative pathway inhibition. One of these compounds, ACH-5228, is in phase I clinical testing in healthy volunteers, and additional compounds are in IND-enabling preclinical development. We may seek to advance certain of these factor D inhibitors for oral systemic administration to treat C3G, IC-MPGN, PNH, or other complement mediated diseases.

We were incorporated on August 17, 1998 in Delaware. Since our inception, we have spent substantial research and development funds to develop our drug candidate pipeline and expect to continue to do so for the foreseeable future. We have incurred losses of $588.8 million from inception through December 31, 2017 and had an accumulated deficit of $602.7 million as of December 31, 2017, which includes preferred stock dividends recognized until our initial public offering in 2006. Our net losses were $85.2 million, $61.7 million, and $5.0 million for the years ended December 31, 2017, 2016, and 2015, respectively.

We have funded our operations primarily through proceeds from the sale of equity securities. Through December 31, 2017, we have received approximately $932.4 million in aggregate gross proceeds from stock issuances, including convertible preferred stock, our initial public offering, private placements of our common stock, registered offerings of our common stock and an equity investment by a former collaboration partner.

We expect to incur substantial losses for at least the next several years as we seek to continue preclinical and clinical development of certain complement inhibitors drug candidates.

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

Recent Development—Restructuring

In February 2018, we implemented a restructuring plan that will reduce employee headcount by approximately 20% to approximately 70 employees in March 2018. The restructuring plan was implemented following a strategic assessment of our portfolio. During the assessment, our management team and board of directors concluded that our strategic focus would be on the development of our existing clinical candidates, ACH-4471 and ACH-5228, and late-stage preclinical compound, ACH-5548. We assessed the staffing levels required to accomplish our revised strategic goals and determined to reduce our staff across several functional areas, while retaining the biology and chemistry core strengths necessary to advance our complement factor D portfolio.

Collaboration with Janssen Pharmaceuticals, Inc.

On September 9, 2017, we received notice from Janssen Pharmaceuticals, Inc., or Janssen, of Janssen’s termination, effective as of November 8, 2017, of our exclusive collaboration and license agreement with them, which we refer to as the Janssen Agreement. Under the terms of the Janssen Agreement, we had granted Janssen exclusive worldwide rights to develop and commercialize products that contained one or more of our drug candidates for the treatment of chronic hepatitis C virus, or HCV, namely odalasvir, a second-generation NS5A inhibitor, ACH-3422, a NS5B HCV nucleoside polymerase inhibitor, and sovaprevir, a NS3/4A HCV protease inhibitor.

Janssen terminated the Janssen Agreement under section 14.6 of the Janssen Agreement, which allows for unilateral termination at Janssen’s discretion upon 60 days’ written notice to us at any time prior to the submission of the first application for marketing approval for a licensed product in any of the major market countries specified in the Janssen Agreement. Pursuant to its notice of termination, Janssen informed us that with an increasing number of effective therapies addressing medical need in hepatitis C, Janssen had made a strategic decision to discontinue the development of JNJ-4178, a three-drug combination regimen that contained one of our HCV product candidates that we licensed to Janssen under the Janssen Agreement. Following the termination, all licenses granted by either party to the other under the Janssen Agreement terminated, except to the extent necessary to allow either party to perform any obligations or exercise rights that survive the termination.

As a result of the termination of the Janssen Agreement, we will not receive any future milestone-based or royalty payments under that agreement, and Janssen will not bear the future costs of developing and commercializing our HCV portfolio. We currently have no plans to advance the HCV program on our own.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from the commercial sale of any drugs. During the year ended December 31, 2017 we did not recognize any revenue. During the years ended December 31, 2016 and 2015, we recognized revenue of $15.0 million and $66.1 million, respectively, under the Janssen Agreement which was terminated effective November 8, 2017.

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

Our focus is on our complement inhibitor platform, directed at advancing small molecule compounds that have the potential to be used in the treatment of immune-related diseases associated with the alternative pathway of the complement system. The complement system is a part of the human innate immune system and is believed to comprise three pathways: the alternative pathway, the lectin pathway and the classical pathway. We are advancing novel small molecules from this platform which target complement factor D, an essential protein within the amplification loop of the alternative pathway. The alternative pathway is thought to play a critical role in a number of disease conditions including rare orphan conditions such as PNH, a blood disorder, C3G and IC-MPGN, both kidney diseases, as well as several more prevalent indications.

In addition to ACH-4471, our lead drug candidate, we have also generated a platform of additional potent and specific orally-administered compounds that bind to factor D with high affinity, resulting in alternative pathway inhibition. One of these compounds, ACH-5228, is in phase I clinical testing in healthy volunteers, and an additional compound, ACH-5548, is in late-stage preclinical development. We may seek to advance certain of these additional factor D inhibitors for oral systemic administration to treat PNH, C3G, IC-MPGN, or other diseases.

All costs associated with internal research and development, and research and development services for which we have externally contracted, are expensed as incurred. The costs of obtaining patents for our drug candidates are expensed as incurred as indirect costs. Our research and development expenses for the years ended December 31, 2017, 2016 and 2015 were as follows:

	For the Years Ended December 31,
	2017	2016	2015
	(in thousands)
Direct external costs:
ACH-4471	$17,073	$26,347	$13,320
ACH-5228	10,844	—	—
ACH-5548	474	—	—
Other next generation factor D inhibitors (oral and intravitreal)	8,053	6,276	—
HCV compounds and combination trials	87	326	20,956
Other	10	—	47

	36,541	32,949	34,323
Direct internal personnel costs	19,746	19,514	17,605

Sub-total direct costs	56,287	52,463	51,928
Indirect costs and overhead	8,600	7,110	5,265
Connecticut research and development tax credit	165	(411)	(640)

Total research and development	$65,052	$59,162	$56,553

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

Following the termination of the Janssen Agreement on November 8, 2017, we are responsible for all expenses associated with our HCV program. Since we have no plans to advance the HCV program on our own, we expect these expenses will be limited to the intellectual property costs related to our HCV compounds.

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

When we determine that an arrangement should be accounted for as a single unit of accounting, we must determine the period over which the performance obligations will be performed and revenue related to upfront license payments will be recognized. Revenue will be recognized using either a proportionate performance or straight-line method. We recognize revenue using the proportionate performance method provided that we can reasonably estimate the level of effort required to complete our performance obligations under an arrangement and such performance obligations are provided on a best-efforts basis. Under the proportionate performance method, periodic revenue related to up-front license payments is recognized as the percentage of actual effort expended in that period to total effort expected for all of our performance obligations under the arrangement. Actual effort is generally determined based upon actual direct labor hours, or FTEs, incurred and include research and development activities performed by internal scientists. Total expected effort is generally based upon the total projected direct labor hours. Significant management judgment is required in determining the level of effort required under an arrangement and the period over which we expect to complete the related performance obligations. In the event that a change in estimate occurs, the change will be accounted for using the cumulative catch-up method which provides for an adjustment to revenue in the current period. Estimates of our level of effort may change in the future, resulting in a material change in the amount of revenue recognized in future periods, including negative revenue in some periods. Generally, under collaboration arrangements, payments received during the period of performance may include up-front payments, time-or performance-based milestones and reimbursement of internal and external costs. The proportion of actual performance to total expected performance is applied to these payments in determining periodic revenue but will be limited by the aggregate cash received or receivable to date.

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

Under the terms of the Janssen Agreement, we granted Janssen exclusive worldwide rights to develop and commercialize products that contained one or more of our drug candidates for the treatment of HCV, namely odalasvir, a second-generation NS5A inhibitor, ACH-3422, a NS5B HCV polymerase inhibitor, and sovaprevir, a NS3/4A HCV protease inhibitor. In May 2015, we also entered into a parallel transaction with Janssen’s affiliate, JJDC, Inc., or JJDC, pursuant to which JJDC purchased 18,367,346 shares of our common stock at a price of $12.25 per share, for an aggregate purchase price of $225.0 million pursuant to a stock purchase agreement, or the JJDC Stock Purchase Agreement. In connection with the purchase of the shares, we and JJDC also entered into an investor agreement, or the Investor Agreement, on July 1, 2015 governing specified rights and obligations of JJDC with respect to its ownership of such shares.

Pursuant to the terms of the Janssen Agreement, we were required to provide technology transfer services related to the chemistry, manufacturing and know-how to Janssen for up to 180 days after the effective date of the agreement. In accordance with ASC 605-25, which provides guidance on accounting for multiple-element arrangements, including the determination of the units of accounting and allocation of total arrangement consideration, we identified all of the obligations at the inception of the Janssen Agreement. The significant obligations were determined to be the license and the technology transfer services. We determined that license and technology transfer services represented a single unit of accounting because they were not viewed to have standalone value. The Janssen Agreement entered into by us and Janssen, and the JJDC Stock Purchase Agreement and the Investor Agreement, which were entered into by us and Janssen’s affiliate, were entered into in contemplation of each other. The only upfront amount received by us in exchange for the license and technology transfer services and the issuance of the shares was the $225.0 million. We determined that the amount received in excess of the fair value of the shares upon issuance of $66.1 million was attributed to the license and technology services. We also determined that there was no discernable pattern in which the technology services would be provided during the 180 day period after the effective date. In accordance with ASC 605-10, we determined that straight-line attribution of the license and technology services revenues would be used to recognize revenue. As such, revenue of $66.1 million was recorded during the year ended December 31, 2015 associated with this transaction.

Under the terms of the Janssen Agreement, we earned a $15.0 million clinical milestone payment in December 2016 and would have been eligible to receive additional milestones in the future. We elected to apply the guidance in ASC 605-28 to the milestones. These milestones, if achieved, were substantive as they would relate solely to past performance and were commensurate with estimated enhancement of value associated with the achievement of each milestone as a result of our performance.

On September 9, 2017, we received notice from Janssen of Janssen’s termination, effective as of November 8, 2017, of the Janssen Agreement. As a result of the termination of the Janssen Agreement, we will not receive any future milestone-based or royalty payments under that agreement, and Janssen will not bear the future costs of developing and commercializing our HCV portfolio.

Stock-Based Compensation—Employee Stock-Based Awards

We apply ASC 718, Stock Compensation, which requires measurement and recognition of compensation expense for all stock-based awards made to employees and directors, including employee stock options under our stock incentive plans and employee stock purchases under our 2006 ESPP Plan, based on estimated fair values.

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

We base our estimate of the expected term on historical data for similar stock option grants and we calculate volatility based on actual volatility for the expected term of the option. We estimate forfeitures at the grant date and recognize compensation costs for only those awards that are expected to vest.

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

We do not have any unrecognized tax benefits as of December 31, 2017. We review all tax positions to ensure the tax treatment selected is sustainable based on its technical merits and that the position would be sustained if challenged.

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

Revenues:

During the year ended December 31, 2017, we did not recognize any revenue. During the years ended December 31, 2016 and 2015, we recognized revenue of $15.0 million and $66.1 million, respectively, under the Janssen Agreement which was terminated effective November 8, 2017.

Comparison of the Years Ended December 31, 2017 and 2016

The decrease in collaboration revenue in 2017 is related to the recognition of revenue under the Janssen Agreement. During the year ended December 31, 2016, we recognized $15.0 million of revenue due to the achievement of a clinical enrollment milestone. The Janssen Agreement was terminated effective November 8, 2017 and there were no amounts recognized as revenue in 2017.

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

	For the Years Ended			Change
	2017	2016	2015	2017 vs. 2016		2016 vs. 2015
	(in thousands)
Personnel costs	$15,256	$14,824	$13,130	$432	3%	$1,694	13%
Stock based compensation	4,490	4,695	4,500	(205)	(4)%	195	4%
Outsourced research and supplies	34,262	30,062	31,214	4,200	14%	(1,152)	(4)%
Professional and consulting fees	5,847	5,501	5,287	346	6%	214	4%
Facilities costs	3,261	3,320	2,505	(59)	(2)%	815	33%
Travel and other costs	1,801	1,171	557	630	54%	614	110%
Research and development tax credit	135	(411)	(640)	546	133%	229	(36)%

Total	$65,052	$59,162	$56,553	$5,890	10%	$2,609	5%

Comparison of the Years Ended December 31, 2017 and 2016

The increase for year ended December 31, 2017 was primarily due to increased clinical trial costs related to ACH-4471 combined with increased preclinical and manufacturing costs for ACH-5228. Discovery research costs related to our next generation factor D inhibitors also increased. These amounts were partially offset by decreased preclinical and manufacturing costs related to ACH-4471.

We expect research and development expenses over the next year will decrease somewhat as compared to 2017 as we focus primarily on the development of our existing clinical candidates and late preclinical compounds and implement our restructuring plan.

Comparison of the Years Ended December 31, 2016 and 2015

The increase in research and development costs from 2015 to 2016 was primarily due to increased manufacturing, clinical trial and consulting costs related to the advancement of ACH-4471, partially offset by decreased manufacturing, clinical trial and consulting costs related to our HCV compounds, which were licensed to Janssen in 2015. Personnel costs also increased in 2016 due to the addition of personnel in our discovery and development groups.

General and Administrative Expenses:

General and administrative expenses consist primarily of salaries and benefits for management and administrative personnel, professional and consulting fees for legal, business development, accounting and other services, travel costs and facility-related costs such as rent, utilities and other general office expenses. General and administrative expenses consisted of the following:

	For the Years Ended			Change
	2017	2016	2015	2017 vs. 2016		2016 vs. 2015
	(in thousands)
Personnel costs	$6,317	$6,136	$5,099	$181	3%	$1,037	20%
Stock based compensation	6,083	6,311	5,572	(228)	(4)%	739	13%
Professional and consulting fees	5,929	4,771	11,038	1,158	24%	(6,267)	(57)%
Facilities costs	1,363	1,114	875	249	22%	239	207%
Travel and other costs	4,832	2,371	2,092	2,461	104%	279	13%

Total	$24,524	$20,703	$24,676	$3,821	18%	$(3,973)	(16)%

Comparison of the Years Ended December 31, 2017 and 2016

The increase in general and administrative costs from 2016 to 2017 was primarily due to increased corporate legal fees and market related consulting fees combined with our payment of $2.9 million in underwriting fees in connection with the sale by JJDC in November 2017 of all of the shares of our common stock it acquired pursuant to the JJDC Stock Purchase Agreement. These amounts were partially offset by a decrease in corporate taxes.

We expect that general and administrative costs during the next year will decrease somewhat from 2017 as we implement our restructuring plan.

Comparison of the Years Ended December 31, 2016 and 2015

The decrease in general and administrative costs from 2015 to 2016 was primarily due to decreased business development consulting fees and corporate legal fees that were incurred in 2015 related to the Janssen Agreement, partially offset by increased personnel and non-cash stock compensation largely related to the addition of personnel.

Other Income and Expense:

Comparison of the Years Ended December 31, 2017 and 2016

Interest income was $4.4 million and $3.2 million for the years ended December 31, 2017 and 2016, respectively. The $1.2 million, or 38%, increase from 2016 to 2017 was primarily due to a greater return on investments during the period.

Interest expense was $50,000 and $68,000 for the years ended December 31, 2017 and 2016, respectively. The decrease of $18,000, or 26%, was primarily due to lower average debt balances outstanding in 2017.

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

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through proceeds from the sale of equity securities. Through December 31, 2017, we have received approximately $932.4 million in aggregate gross proceeds from stock issuances, including convertible preferred stock, our initial public offering, private placements of our common stock, registered offerings of our common stock and an equity investment by a former collaboration partner.

In October 2014, we entered into a Master Security Agreement for a $1.0 million Capital Expenditure Line of Credit, or the 2014 Credit Facility, with Webster Bank, National Association, or Webster. Under the 2014 Credit Facility, we were entitled to draw down equipment loan advances for the purchase of new laboratory equipment through October 3, 2015. Each advance under the 2014 Credit Facility is payable over a three-year term and bears interest at a fixed rate, determined at the time of each advance, equal to the three-year Federal Home Loan Bank of Boston Classic Advance rate plus 4.75%. In October 2014 and March 2015, Webster advanced $440,000 and $229,000, respectively, to us under the 2014 Credit Facility.

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

As of December 31, 2017, our debt balance due to borrowings was $301,000 with a weighted average interest rate of 6.02%. As of December 31, 2017, the following amounts remained outstanding under the 2014 Credit Facility and the 2016 Credit Facility:

Lender	Date	Interest Rate (per annum)	Principal Amount	Outstanding Balance	Maturity Date
Webster Bank	March 2015	6.20%	$228,962	$20,774	March 2018
Webster Bank	October 2016	6.01%	$443,000	$279,935	October 2019

In February 2017, we filed a universal shelf registration on Form S-3 with the U.S. Securities and Exchange Commission, or SEC, to register for sale from time to time up to $250.0 million of common stock, preferred stock, warrants and/or units in one or more offerings. Further, in February 2017, we entered into a sales agreement with Cantor Fitzgerald & Co., or Cantor, pursuant to which, from time to time, we may offer and sell shares of our common stock having an aggregate offering price of up to $75.0 million through Cantor pursuant to such universal shelf registration statement.

We had $330.6 million and $391.5 million in cash, cash equivalents and marketable securities as of December 31, 2017 and 2016, respectively. We regularly review our investments and monitor the financial markets. As of December 31, 2017, our cash, cash equivalents and marketable securities included high-quality financial instruments, primarily money market funds, government sponsored bond obligations and other corporate debt securities which we believe are subject to limited credit risk.

Operating Activities

Cash used in operating activities was $59.5 million for the year ended December 31, 2017 and was primarily attributable to our net loss during the period of $85.2 million, partially offset by a $15.2 million decrease in accounts receivable, primarily related to the receipt of a $15.0 million Janssen milestone payment in January 2017, combined with $11.7 million in non-cash stock-based compensation. Cash used in operating activities was $65.7 million for the year ended December 31, 2016 and was primarily attributable to our net loss during the period of $61.7 million, combined with an increase in other receivables of $14.8 million and a decrease in accrued expenses of $3.7 million. This amount was partially offset by $12.9 million in non-cash charges related to depreciation, amortization of premiums on marketable securities and stock-based compensation combined with a $2.7 million increase in accounts payable. Cash provided by operating activities was $5.6 million for the year ended December 31, 2015 and was primarily attributable to our net loss during the period of $5.0 million, adjusted for $12.8 million in non-cash charges related to depreciation, amortization of premiums on marketable securities and stock-based compensation combined with a $3.9 million increase in accrued expenses. This amount was partially offset by our $5.0 million net loss combined with $2.5 million in premiums paid on the purchase of investments and a $2.3 million decrease in accounts payable.

Investing Activities

Cash provided by investing activities was $26.0 million for the year ended December 31, 2017 and was primarily attributable to maturities of marketable securities and was partially offset by purchases of marketable securities. Cash provided by investing activities was $60.7 million for the year ended December 31, 2016 and was primarily attributable to maturities of marketable securities and was partially offset by purchases of marketable securities. Cash used in investing activities was $298.7 million for the year ended December 31, 2015 and was primarily attributable to the purchase of marketable securities and partially offset by maturities of marketable securities.

Financing Activities

Cash used in financing activities was $0.3 million for the year ended December 31, 2017 and was primarily attributable to repayments of debt combined with $175,000 of deferred financing costs related to the universal shelf registration on Form S-3 filed in February 2017 and our entry into the sales agreement with Cantor. Cash provided by financing activities was $0.5 million for the year ended December 31, 2016 and was primarily attributable to borrowings of debt under the 2016 Credit Facility combined with proceeds from our employee stock purchase plan and the exercise of stock options, partially offset by repayments of debt. Cash provided by financing activities was $301.1 million for the year ended December 31, 2015 and was primarily attributable to $158.9 million in proceeds related to the JJDC Stock Purchase Agreement, $132.6 million in net proceeds from our February 2015 public offering of common stock combined with $5.6 million in net proceeds from the issuance of stock under an at-the-market sales agreement with Cantor.

We expect to incur substantial losses for at least the next several years as we seek to continue preclinical and clinical development of our complement inhibitor compounds and drug candidates.

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

We believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our current projected operating requirements for at least the next 12 months. However, our future capital requirements may change and will depend upon numerous factors, including but not limited to:

•	the scope, progress, results and costs of drug discovery, preclinical development, laboratory testing and clinical trials for our drug candidates;

•	our ability to realize the planned cost savings benefits of the restructuring we implemented in February 2018, which included a significant reduction in our workforce;

•	our ability to enter into and the terms and timing of any collaborations, licensing or other arrangements that we may establish;

•	the number of future drug candidates that we pursue and their development requirements;

•	the outcome, timing and costs of seeking regulatory approvals;

•

the costs of commercialization activities for any of our drug candidates that receive marketing approval to the extent such costs are not the responsibility of any collaborators, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;

•	subject to receipt of market approval, revenue, if any, received from commercial sales of our drug candidates;

•	our headcount growth and associated costs as we seek to expand our research and development and establish a commercial infrastructure;

•	the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent and other intellectual property rights and defending against intellectual property-related claims;

•	our ability to raise debt or equity capital, including any changes in the credit or equity markets that may impact our ability to obtain capital in the future;

•	the costs associated with, and the outcome of, lawsuits against us, if any;

•	our acquisition and development of new technologies and drug candidates; and

•	competing technological and market developments, including those currently unknown to us.

Furthermore, in February 2018, we implemented a restructuring plan that will reduce employee headcount by approximately 20% across several functional areas to approximately 70 employees. We may not realize the planned or expected cost savings benefits of the restructuring, which could adversely affect our estimate of the period for which our cash, cash equivalents and marketable securities will be sufficient to fund our projected operating requirements.

We may augment our cash balance through financing transactions, including through a combination of public and private equity offerings, debt financings and collaboration, strategic alliance and licensing arrangements. For example, in February 2017, we entered into an agreement with Cantor pursuant to which, from time to time, we may offer and sell up to $75.0 million of shares of our common stock “at the market” through Cantor pursuant to a universal shelf registration statement that we filed with the SEC in February 2017. In connection with capital raising activities, we may be required to dilute the ownership interests of our existing stockholders substantially. There can be no assurance that we will be able to obtain adequate levels of additional funding on favorable or acceptable terms, if at all. If we are unable to obtain adequate levels of additional funding, we may be required to:

•	delay, reduce the scope of, or eliminate research and development programs, including our complement inhibitor program;

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

Contractual Obligations and Commitments

The following table sets forth a summary of our commitments as of December 31, 2017:

	Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Debt, including interest	$318	$183	$135	$—	$—
Operating lease obligations	2,047	925	1,122	—	—
Clinical research obligations	29,517	25,699	3,801	17	—
Other professional obligations	1,941	1,849	92	—	—

Total	$33,823	$28,656	$5,150	$17	$—

Clinical research obligations consist of costs of services by clinical organizations, other outsourced research and materials used in research and development activities. Other professional obligations consist mainly of general and administrative consulting obligations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2017.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes all existing revenue recognition requirements, including most industry-specific guidance. ASU No. 2014-09 requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which delays the effective date of ASU No. 2014-09 by one year. The new standard is effective for reporting periods beginning after December 15, 2017. In March 2016, FASB also issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations,” which clarifies the implementation guidance on principal versus agent considerations. Further, in April 2016, FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” which clarifies the implementation guidance on identifying performance obligations and licensing. ASU No. 2014-09 or Topic 606 will not have an impact on our financial position and results of operations, as we do not have any material revenue-generating contracts.

In February 2016, FASB issued ASU No. 2016-02 “Leases – Topic 842.” ASU No. 2016-02 requires the recognition of lease assets and lease liabilities by lessees for all leases greater than one year in duration and classified as operating leases under previous U.S. GAAP. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, and for interim periods within that fiscal year. We are currently evaluating the impact ASU No. 2016-02 will have on our financial position and results of operations.

In March 2016, FASB issued ASU No. 2016-09, “Compensation—Stock Compensation (Topic 718).” The new guidance simplifies certain aspects related to income taxes, statement of cash flows, and forfeitures when accounting for share-based payment transactions. ASU No. 2016-09 is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted. We adopted ASU No 2016-09 as of January 1, 2017. The adoption of this guidance did not have a material effect on our financial position and results of operations.

In August 2016, FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” ASU No. 2016-15 eliminates the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows by adding or clarifying guidance on eight specific cash flow issues. ASU No. 2016-15 is effective for fiscal years beginning after December 15, 2017 and for interim periods within those fiscal years. We do not believe ASU No. 2016-15 will have a material effect on our financial position and results of operations.

In November 2016, FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” ASU No. 2016-18 requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents and restricted cash. As a result, restricted cash will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for fiscal years beginning after December 15, 2017 and for interim periods within those fiscal years. Early adoption is permitted, and the new guidance is to be applied retrospectively. We do not believe ASU 2016-18 will have a material effect on our financial position and results of operations.

In January 2017, FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” ASU 2017-01 adds guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new guidance is effective for fiscal years beginning after December 15, 2017 and for interim periods within those fiscal years. We do not believe ASU 2017-01 will have a material effect on our financial position and results of operations.

In May 2017, FASB issued ASU No. 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting” which provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. ASU No. 2017-09 does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions, or award classification. ASU No. 2017-09 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted. We do not believe ASU No. 2017-09 will have a material effect on our financial position and results of operations.

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

Capital Market Risk. We currently have no product revenues and depend on funds raised through other sources. One source of funding is through future debt or equity offerings. Our ability to raise funds in this manner depends upon, among other things, capital market forces affecting our stock price specifically and on the capital markets generally.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework (2013).

Based on its assessment, management concluded that, as of December 31, 2017, our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Achillion Pharmaceuticals, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying balance sheets of Achillion Pharmaceuticals, Inc. as of December 31, 2017 and 2016, and the related statements of comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut

February 22, 2018

We have served as the Company’s auditor since 2002.

ITEM 9B.	OTHER INFORMATION

Restructuring

On February 18, 2018, our board of directors committed to the implementation of a restructuring plan that will reduce employee headcount by approximately 20% to approximately 70 employees. We expect this reduction in employee headcount to be completed by March 2018. The restructuring plan was implemented following a strategic assessment of our portfolio. During the assessment, our management team and board of directors concluded that our strategic focus would be on the development of our existing clinical candidates and late-stage preclinical compounds. We assessed the staffing levels required to accomplish our revised strategic goals and determined to reduce our staff across several functional areas, while retaining the biology and chemistry core strengths necessary to advance our complement factor D portfolio.

In connection with the restructuring, we estimate that we will incur approximately $1.5 million of charges during the first quarter of 2018 related to expected severance and other employee costs. We expect to realize estimated cost savings of approximately $10 million in 2018 compared to our 2017 expense level.

Changes in Executive Officer Roles

On February 18, 2018, our board of directors appointed Joseph Truitt to the position of President and Chief Operating Officer, effective immediately. Mr. Truitt, age 53, has served as our Executive Vice President and Chief Operating Officer since September 2017 and, prior to that, as our Executive Vice President and Chief Commercial Officer since joining Achillion in January 2009.

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

There are no family relationships between Mr. Truitt and any director or executive officer of Achillion. Mr. Truitt has not has engaged in any related person transaction (as defined in Item 404(a) of Regulation S-K) with Achillion.

In connection with Mr. Truitt’s promotion to President and Chief Operating Officer, effective on February 18, 2018, Dr. Deshpande’s title and role were changed from “President and Chief Executive Officer” to “Chief Executive Officer.” Mr. Truitt will continue to report to Dr. Deshpande.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We intend to file with the Securities and Exchange Commission a definitive Proxy Statement, which we refer to herein as the Proxy Statement, not later than 120 days after the close of the fiscal year ended December 31, 2017. The information required by this item is incorporated herein by reference to the information contained under the sections captioned “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” of the Proxy Statement. The information required by this item relating to executive officers is included in “Part I, Item 1—Business—Executive Officers of the Registrant” of this Annual Report on Form 10-K on page 31 and is incorporated by reference.

We have adopted a written code of business conduct and ethics, which applies to our principal executive officer, principal financial or accounting officer or person serving similar functions and all of our other employees and members of our board of directors. The text of our code of ethics is available on our website at www.achillion.com. We did not waive any provisions of the code of business ethics during the year ended December 31, 2017. If we amend, or grant a waiver under, our code of business ethics that applies to our principal executive officer, principal financial or accounting officer, or persons performing similar functions, we intend to post information about such amendment or waiver on our website at www.achillion.com.

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

(a)(2) Financial Statement Schedules

Not applicable

(a)(3) List of Exhibits

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description	Form	SEC Filing date	Exhibit Number	Filed with this 10-K

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.	10-K	03/08/12	3.1

3.2	Amended and Restated Bylaws of the Registrant.	10-K	03/29/07	3.2

4.1	Specimen Certificate evidencing shares of common stock.	S-1/A	09/22/06	4.1

10.1	Form of Common Stock Warrant issued by the Registrant pursuant to the Loan and Security Agreement of GE Capital Corporation and Oxford Finance Corporation.	10-K	03/05/08	10.14

10.2	Master Security Agreement between the Registrant and Webster Bank, National Association, dated as of October 3, 2014.	8-K	10/06/14	10.1

10.3	First Amendment to Master Security Agreement between the Registrant and Webster Bank, National Association, dated as of May 26, 2016, as further amended on July 11, 2017.	10-Q	08/08/17	10.6

10.4	Lease Agreement by and between the Registrant and WE George Street LLC for Suite 202, dated as of March 6, 2002.	S-1	03/31/06	10.14

10.5	Amendment No. 2 to Lease, dated as of March 31, 2010, by and between the Registrant and WE George Street, LLC.	8-K	04/06/10	10.1

			Incorporated by Reference
	Exhibit No.	Description	Form	SEC Filing date	Exhibit Number	Filed with this 10-K

	10.6	Amendment No. 3 to Lease, dated as of August 20, 2015, by and between the Registrant and WE George Street, LLC.	8-K	08/24/15	10.1

	10.7	Amendment No. 4 to Lease, dated as of April 7, 2016, by and between the Registrant and WE George Street, LLC.	8-K	04/08/16	10.1

	10.8	Amendment No. 5 to Lease, dated as of October 3, 2017, by and between the Registrant and WE George Street, LLC.	10-Q	11/01/17	10.2

#	10.9	2006 Stock Incentive Plan as amended September 18, 2006, March 9, 2010, June 10, 2010, April 11, 2012 and June 5, 2012.	8-K	06/11/12	99.3

#	10.10	Form of Nonstatutory Stock Option Agreement under the 2006 Stock Incentive Plan.	8-K	12/22/10	99.1

#	10.11	Form of Incentive Stock Option Agreement under the 2006 Stock Incentive Plan.	8-K	12/22/10	99.2

#	10.12	2015 Stock Incentive Plan, dated June 2, 2015.	8-K	06/08/15	10.1

#	10.13	Form of Incentive Stock Option Agreement under the 2015 Stock Incentive Plan.	10-K	02/25/16	10.16

#	10.14	Form of Nonstatutory Stock Option Agreement under the 2015 Stock Incentive Plan.	10-K	02/25/16	10.17

#	10.15	Amended and Restated Employment Agreement, dated August 4, 2017, by and between the Registrant and Milind S. Deshpande.	10-Q	08/08/17	10.1

#	10.16	Amended and Restated Employment Agreement, dated August 4, 2017, by and between the Registrant and Mary Kay Fenton.	10-Q	08/08/17	10.2

#	10.17	Amended and Restated Employment Agreement, dated August 4, 2017, by and between the Registrant and Joseph Truitt.	10-Q	08/08/17	10.4

#	10.18	Amended and Restated Employment Agreement, dated August 4, 2017, by and between the Registrant and Martha Manning.	10-Q	08/08/17	10.5

#	10.19	Non-Executive Directors Compensation Policy, dated March 28, 2017.	10-Q	05/04/17	10.1

	10.20	Controlled Equity OfferingSM Sales Agreement, dated as of February 23, 2017, by and between the Registrant and Cantor Fitzgerald & Co.	10-K	02/23/17	10.27

	10.21	Letter Agreement, dated February 23, 2017, by and between the Registrant and Johnson & Johnson Innovation-JJDC, Inc.	10-K	02/23/17	10.28

	10.22	Letter Agreement, dated November 14, 2017, by and between the Registrant and Johnson & Johnson Innovation-JJDC, Inc.	8-K	11/16/17	10.1

Incorporated by Reference
	Exhibit No.	Description	Form	SEC Filing date	Exhibit Number	Filed with this 10-K

#	10.23	Form of Inducement Grant Nonstatutory Stock Option Agreement	10-Q	11/01/17	10.1

	23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.				X

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934				X

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934				X

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

	101.CAL	XBRL Taxonomy Calculation Linkbase Document				X

	101.INS	XBRL Instance Document				X

	101.SCH	XBRL Taxonomy Extension Schema Document				X

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

	101.LAB	XBRL Taxonomy Label Linkbase Document				X

	101.PRE	XBRL Taxonomy Presentation Linkbase Document				X

#	Management contracts or compensatory plans or arrangement
†	Indicates confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets at December 31, 2017 and December 31, 2016, (ii) Statements of Comprehensive Loss for the years ended December 31, 2017, 2016 and 2015, (iii) Statements of Stockholders’ Equity and Comprehensive Loss for the years ended December 31, 2017, 2016 and 2015, (iv) Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015 and (v) Notes to Financial Statements.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 22, 2018.

ACHILLION PHARMACEUTICALS, INC.

By:	/S/ MILIND S. DESHPANDE
Milind S. Deshpande Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MILIND S. DESHPANDE Milind S. Deshpande	Chief Executive Officer and Director (Principal executive officer)	February 22, 2018

/S/ MARY KAY FENTON Mary Kay Fenton	Executive Vice President and Chief Financial Officer (Principal financial and accounting officer)	February 22, 2018

/S/ DAVID SCHEER David Scheer	Chairman of the Board	February 22, 2018

/S/ JASON FISHERMAN, M.D. Jason Fisherman, M.D.	Director	February 22, 2018

/S/ GARY E. FRASHIER Gary E. Frashier	Director	February 22, 2018

/S/ KURT GRAVES Kurt Graves	Director	February 22, 2018

/S/ MICHAEL D. KISHBAUCH Michael D. Kishbauch	Director	February 22, 2018

/S/ ROBERT VAN NOSTRAND Robert Van Nostrand	Director	February 22, 2018

/S/ FRANK VERWIEL Frank Verwiel	Director	February 22, 2018

/S/ NICOLE VITULLO Nicole Vitullo	Director	February 22, 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Achillion Pharmaceuticals, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying balance sheets of Achillion Pharmaceuticals, Inc. as of December 31, 2017 and 2016, and the related statements of comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut

February 22, 2018

We have served as the Company’s auditor since 2002.

Achillion Pharmaceuticals, Inc.

Balance Sheets

(in thousands, except per share amounts)

	As of December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	43,496	$77,261
Marketable securities	256,578	286,558
Accounts and other receivables	60	15,256
Prepaid expenses and other current assets	3,804	3,460

Total current assets	303,938	382,535
Marketable securities	30,511	27,657
Fixed assets, net	2,816	3,479
Other assets	196	52
Restricted cash	152	152

Total assets	$337,613	$413,875

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,253	$7,002
Accrued expenses	7,461	6,618
Current portion of long-term debt	170	351

Total current liabilities	12,884	13,971
Other long-term liabilities	83	149
Long-term debt	131	301

Total liabilities	13,098	14,421

Commitments and contingencies (Note 13)
Stockholders’ equity:
Common Stock, $0.001 par value; 200,000 shares authorized at December 31, 2017 and 2016; 137,894 and 136,722 shares issued and outstanding at December 31, 2017 and 2016, respectively	138	137
Additional paid-in capital	927,420	916,584
Accumulated deficit	(602,654)	(517,418)
Accumulated other comprehensive income (loss)	(389)	151

Total stockholders’ equity	324,515	399,454

Total liabilities and stockholders’ equity	$337,613	$413,875

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Comprehensive Loss

(in thousands, except per share amounts)

	Years Ended December 31,
	2017	2016	2015
Revenue	$—	$15,000	$66,122

Operating expenses
Research and development	65,052	59,162	56,553
General and administrative	24,524	20,703	24,676

Total operating expenses	89,576	79,865	81,229

Loss from operations	(89,576)	(64,865)	(15,107)
Other income (expense)
Interest income	4,390	3,227	1,188
Interest expense	(50)	(68)	(55)
Other income	—	—	8,944

Net loss	$(85,236)	$(61,706)	$(5,030)

Unrealized income (loss) on marketable securities	(540)	196	(33)

Total other comprehensive income (loss)	(540)	196	(33)

Total comprehensive income (loss)	$(85,776)	$(61,510)	$(5,063)

Basic and diluted net loss per share attributable to common stockholders (Note 4)	$(0.62)	$(0.45)	$(0.04)

Weighted average shares used in computing basic and diluted net loss per share attributable to common stockholders	137,180	136,667	125,592

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Stockholders’ Equity for the Years Ended December 31, 2015, 2016 and 2017

(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Stock Subscription Receivable	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2014	103,594	$104	$599,796	$(450,682)	$(5,737)	$(12)	$143,469
Net loss	—	—	—	(5,030)	—	—	(5,030)
Other comprehensive income (loss)	—	—	—	—	—	(33)	(33)
Stock compensation	—	—	10,072	—	—	—	10,072
Issuance of common stock upon exercise of warrants	8	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	835	1	3,730	—	126	—	3,857
Issuance of common stock under the employee stock purchase plan	36	—	290	—	—	—	290
Issuance of common stock in connection with public offerings, net of issuance costs	13,800	14	132,509	—	5,611	—	138,134
Issuance of common stock in connection with the JJDC Stock Purchase Agreement	18,367	18	158,859	—	—	—	158,877

Balances at December 31, 2015	136,640	$137	$905,256	$(455,712)	$—	$(45)	$449,636
Net loss	—	—	—	(61,706)	—	—	(61,706)
Other comprehensive income (loss)	—	—	—	—	—	196	196
Stock compensation	—	—	11,006	—	—	—	11,006
Issuance of common stock upon exercise of stock options	41	—	108	—	—	—	108
Issuance of common stock under the employee stock purchase plan	41	—	214	—	—	—	214

Balances at December 31, 2016	136,722	$137	$916,584	$(517,418)	$—	$151	$399,454
Net loss	—	—	—	(85,236)	—	—	(85,236)
Other comprehensive income (loss)	—	—	—	—	—	(540)	(540)
Stock compensation	—	—	10,573	—	—	—	10,573
Issuance of common stock upon exercise of warrants	1,084	1	(1)	—	—	—	—
Issuance of common stock upon exercise of stock options	14	—	39	—	—	—	39
Issuance of common stock under the employee stock purchase plan	74	—	225	—	—	—	225

Balances at December 31, 2017	137,894	$138	$927,420	$(602,654)	$—	$(389)	$324,515

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net loss	$(85,236)	$(61,706)	$(5,030)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,126	955	694
Noncash stock-based compensation	10,573	11,006	10,072
Loss on disposal of equipment	—	8	2
Premium on purchases of marketable securities	(1,094)	(565)	(2,486)
Amortization of premium on marketable securities	1,079	985	2,002
Changes in operating assets and liabilities:
Accounts and other receivables	15,196	(14,750)	(411)
Prepaid expenses and other current assets	(313)	(721)	(837)
Accounts payable	(1,577)	2,693	(2,285)
Accrued expenses	834	(3,707)	3,856
Other long-term liabilities	(66)	149	—

Net cash provided by (used in) operating activities	(59,478)	(65,653)	5,577

Cash flows from investing activities
Purchase of fixed assets	(626)	(2,508)	(704)
Purchase of marketable securities	(345,490)	(499,115)	(692,525)
Maturities of marketable securities	372,091	562,292	394,575

Net cash provided by (used in) investing activities	25,975	60,669	(298,654)

Cash flows from financing activities
Proceeds from issuance of common stock in connection with public offerings, net of issuance costs	—	—	138,260
Proceeds from issuance of common stock in connection with the JJDC Stock Purchase Agreement	—	—	158,877
Proceeds from exercise of stock options	39	108	3,730
Proceeds from sale of stock under the employee stock purchase plan	225	214	290
Payment of deferred financing costs	(175)	—	—
Borrowings of debt	—	444	229
Repayments of debt	(351)	(246)	(248)

Net cash provided by (used in) financing activities	(262)	520	301,138

Net increase (decrease) in cash and cash equivalents	(33,765)	(4,464)	8,061
Cash and cash equivalents, beginning of period	77,261	81,725	73,664

Cash and cash equivalents, end of period	$43,496	$77,261	$81,725

Supplemental disclosure of cash flow information
Cash paid for interest	$52	$46	$50
Supplemental disclosure of noncash investing and financing activities
Cashless exercise of warrants	$8,750	$—	$53
Purchases of equipment in accounts payable or accrued expenses	$36	$199	—

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

The Company incurred losses of $588,793 from inception through December 31, 2017 and had an accumulated deficit of $602,654 at December 31, 2017, which includes preferred stock dividends recognized until the Company’s initial public offering in 2006. The Company has funded its operations primarily through the sale of equity securities.

Based on the Company’s current development plan, the Company believes that its existing cash, cash equivalents and marketable securities will be sufficient to meet its current projected operating requirements for at least the next 12 months. However, the Company’s future capital requirements may change and will depend upon numerous factors, including but not limited to:

•	the scope, progress, results and costs of drug discovery, preclinical development, laboratory testing and clinical trials for the Company’s drug candidates;

•	the Company’s ability to realize the planned cost savings benefits of the restructuring it implemented in February 2018, which included a significant reduction in its workforce;

•	the Company’s ability to enter into and the terms and timing of any collaborations, licensing or other arrangements that it may establish;

•	the number of future drug candidates that the Company pursues and their development requirements;

•	the outcome, timing and costs of seeking regulatory approvals;

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

When the Company determines that an arrangement should be accounted for as a single unit of accounting, it must determine the period over which the performance obligations will be performed and revenue related to upfront license payments will be recognized. Revenue will be recognized using either a proportionate performance or straight-line method. The Company recognizes revenue using the proportionate performance method provided that it can reasonably estimate the level of effort required to complete its performance obligations under an arrangement and such performance obligations are provided on a best-efforts basis. Under the proportionate performance method, periodic revenue related to up-front license payments is recognized as the percentage of actual effort expended in that period to total effort expected for all of its performance obligations under the arrangement. Actual effort is generally determined based upon actual direct labor hours or full-time equivalents (“FTE”) incurred and include research and development activities performed by internal scientists. Total expected effort is generally based upon the total direct labor hours of FTEs incorporated into the detailed budget and project plan that is agreed to by both parties to the collaboration. Significant management judgment is required in determining the level of effort required under an arrangement and the period over which the Company expects to complete the related performance obligations. In the event that a change in estimate occurs, the change will be accounted for using the cumulative catch-up method which provides for an adjustment to revenue in the current period. Estimates of the Company’s level of effort may change in the future, resulting in a material change in the amount of revenue recognized in future periods, including negative revenue in some periods. Generally, under collaboration arrangements, payments received during the period of performance may include up-front payments, time-or performance-based milestones and reimbursement of internal and external costs. The proportion of actual performance to total expected performance is applied to these payments in determining periodic revenue but will be limited by the aggregate cash received or receivable to date.

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

Under the terms of the Collaboration and License Agreement between the Company and Janssen Pharmaceuticals, Inc. (“Janssen”) dated May 19, 2015, as amended (the “Janssen Agreement”), the Company had granted Janssen exclusive worldwide rights to develop and commercialize products that contained one or more of the Company’s drug candidates for the treatment of chronic hepatitis C virus, (“HCV”), namely odalasvir, a second-generation NS5A inhibitor, ACH-3422, a NS5B HCV polymerase inhibitor, and sovaprevir, a NS3/4A HCV protease inhibitor. In May 2015, the Company also entered into a parallel transaction with Janssen’s affiliate, JJDC, Inc. (“JJDC”) pursuant to which JJDC purchased 18,367 shares (the “Shares”) of the Company’s common stock at a price of $12.25 per share, for an aggregate purchase price of $225,000 pursuant to a stock purchase agreement (the “JJDC Stock Purchase Agreement”). In connection with the purchase of the Shares, the Company and JJDC also entered into an investor agreement (the “Investor Agreement”) on July 1, 2015 governing specified rights and obligations of JJDC with respect to its ownership of the Shares.

Pursuant to the terms of the Janssen Agreement, the Company was required to provide technology transfer services related to the chemistry, manufacturing and know-how to Janssen for up to 180 days after the effective date of the agreement. In accordance with ASC 605-25, which provides guidance on accounting for multiple-element arrangements, including the determination of the units of accounting and allocation of total arrangement consideration, the Company identified all of the obligations at the inception of the Janssen Agreement. The significant obligations were determined to be the license and the technology transfer services. The Company determined that license and technology transfer services represented a single unit of accounting because they were not viewed to have standalone value. The Janssen Agreement entered into by the Company and Janssen, and the JJDC Stock Purchase Agreement and the Investor Agreement, which were entered into by the Company and Janssen’s affiliate, were entered into in contemplation of each other. The only upfront amount received by the Company in exchange for the license and technology transfer services and the issuance of the Shares was the $225,000. The Company determined that the amount received in excess of the fair value of the Shares upon issuance of $66,122 was attributed to the license and technology services. The Company also determined that there was no discernable pattern in which the technology services would be provided during the 180 day period after the effective date. In accordance with ASC 605-10, the Company determined that straight-line attribution of the license and technology services revenues would be used to recognize revenue. As such, revenue of $66,122 was recorded during the year ended December 31, 2015 associated with this transaction.

Under the terms of the Janssen Agreement, the Company earned a $15,000 clinical milestone payment in December 2016 and would have been eligible to receive additional milestones in the future. The Company elected to apply the guidance in ASC 605-28 to the milestones. These milestones, if achieved, were substantive as they would relate solely to past performance and were commensurate with estimated enhancement of value associated with the achievement of each milestone as a result of the Company’s performance.

On September 9, 2017, the Company received notice from Janssen of Janssen’s termination, effective as of November 8, 2017, of the Janssen Agreement. In November 2017, JJDC sold all of the Shares of the Company’s common stock it acquired under the JJDC Stock Purchase Agreement.

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

The Company primarily grants nonqualified stock options for a fixed number of shares to employees with an exercise price equal to the market value of the shares at the date of grant. Under the fair value recognition provisions, stock-based compensation cost is based on the fair value of the portion of stock-based awards that is ultimately expected to vest.

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

The Company bases its estimate of the expected term on historical data for similar stock option grants and calculates volatility based on actual volatility for the expected term of the option. The Company estimates forfeitures at the grant date and recognizes compensation costs for only those awards that are expected to vest.

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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents are stated at cost, which approximates fair value, and include short-term, highly-liquid investments with original maturities of less than three months. The Company also holds certificates of deposit, which collateralize the Company’s facility lease which are classified as restricted cash in the accompanying balance sheets. The restricted cash will be released from restriction in 2020. At December 31, 2017 and 2016, the Company had $43,496 and $77,261, respectively, of cash and cash equivalents.

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

The fair value of the Company’s marketable securities of $287,089 and $314,215 as of December 31, 2017 and 2016, respectively, was valued based on level 2 inputs. The Company’s investments consist mainly of U.S. government and agency securities, government-sponsored bond obligations and certain other corporate debt securities. Fair value is determined by taking into consideration valuations obtained from third-party pricing services. The third-party pricing services utilize industry standard valuation models, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; issuer credit spreads; benchmark securities; and other observable inputs. The Company has assessed these as level 2 within the fair value hierarchy of ASC 820. The Company classifies its entire investment portfolio as available for sale as defined in ASC 320, “Debt and Equity Securities.” Securities are carried at fair value with the unrealized gains (losses) reported as a separate component of stockholders’ equity within accumulated other comprehensive income.

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

For the years ended December 31, 2017, 2016, and 2015, 0%, 100% and 100%, respectively, of the Company’s revenue was generated from the Janssen Agreement. At December 31, 2017 and 2016, 53% and 99%, respectively, of the Company’s accounts receivable was from Janssen.

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

Achillion Pharmaceuticals, Inc.

Notes to Financial Statements—(Continued)

(in thousands, except per share amounts)

The Company did not have any unrecognized tax benefits as of December 31, 2017. The Company reviews all tax positions to ensure the tax treatment selected is sustainable based on its technical merits and that the position would be sustained if challenged.

Segment Information

The Company is engaged solely in the discovery and development of innovative small molecule drug therapies. Accordingly, the Company has determined that it operates in one operating segment.

Accounting Standards Updates

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes all existing revenue recognition requirements, including most industry-specific guidance. ASU No. 2014-09 requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which delays the effective date of ASU No. 2014-09 by one year. The new standard is effective for reporting periods beginning after December 15, 2017. In March 2016, FASB also issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations,” which clarifies the implementation guidance on principal versus agent considerations. Further, in April 2016, FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” which clarifies the implementation guidance on identifying performance obligations and licensing. ASU No. 2014-09 or Topic 606 will not have a material impact on its financial position and results of operations, as it does not have any material revenue-generating contracts.

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

In March 2016, FASB issued ASU No. 2016-09, “Compensation—Stock Compensation (Topic 718).” The new guidance simplifies certain aspects related to income taxes, statement of cash flows, and forfeitures when accounting for share-based payment transactions. ASU No. 2016-09 is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted. The Company adopted ASU No 2016-09 as of January 1, 2017. The adoption of this guidance did not have a material effect on the Company’s financial position and results of operations.

In August 2016, FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” ASU No. 2016-15 eliminates the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows by adding or clarifying guidance on eight specific cash flow issues. ASU No. 2016-15 is effective for fiscal years beginning after December 15, 2017 and for interim periods within those fiscal years. The Company does not believe ASU No. 2016-15 will have a material effect on its financial position and results of operations.

In November 2016, FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” ASU No. 2016-18 requires that the statement of cash flows explain the change during the period in the

Achillion Pharmaceuticals, Inc.

Notes to Financial Statements—(Continued)

(in thousands, except per share amounts)

total of cash, cash equivalents and restricted cash. As a result, restricted cash will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for fiscal years beginning after December 15, 2017 and for interim periods within those fiscal years. Early adoption is permitted, and the new guidance is to be applied retrospectively. The Company does not believe ASU 2016-18 will have a material effect on its financial position and results of operations.

In January 2017, FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” ASU 2017-01 adds guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new guidance is effective for fiscal years beginning after December 15, 2017 and for interim periods within those fiscal years. The Company does not believe ASU 2017-01 will have a material effect on its financial position and results of operations.

In May 2017, FASB issued ASU No. 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting” which provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. ASU No. 2017-09 does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions, or award classification. ASU No. 2017-09 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted. The Company does not believe ASU No. 2017-09 will have a material effect on its financial position and results of operations.

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

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Net loss (numerator)	$(85,236)	$(61,706)	$(5,030)
Weighted-average shares, in thousands (denominator)	137,180	136,667	125,592
Basic and diluted net loss per share	$(0.62)	$(0.45)	$(0.04)

Achillion Pharmaceuticals, Inc.

Notes to Financial Statements—(Continued)

(in thousands, except per share amounts)

Potentially dilutive securities outstanding as of December 31, 2017, 2016 and 2015 are as follows:

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Stock Options	12,160	10,394	8,501
Warrants	21	2,833	2,833

5. Collaboration Arrangements

Janssen Pharmaceuticals, Inc.

On September 9, 2017, the Company received notice from Janssen of its termination, effective as of November 8, 2017, of the Collaboration and License Agreement between the Company and Janssen dated May 19, 2015, as amended (the “Janssen Agreement”).

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

Janssen terminated the Janssen Agreement under section 14.6 of the Janssen Agreement, which allows for unilateral termination at Janssen’s discretion upon 60 days’ written notice to the Company at any time prior to the submission of the first application for marketing approval for a licensed product in any of the major market countries specified in the Janssen Agreement. Pursuant to its notice of termination, Janssen informed the Company that with an increasing number of effective therapies addressing medical need in hepatitis C, Janssen had made a strategic decision to discontinue the development of JNJ-4178, a three-drug combination regimen that contained one of the Company’s HCV product candidates that it licensed to Janssen under the Janssen Agreement. Following the termination, all licenses granted by either party to the other under the Janssen Agreement terminated, except to the extent necessary to allow either party to perform any obligations or exercise rights that survive the termination.

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

Achillion Pharmaceuticals, Inc.

Notes to Financial Statements—(Continued)

(in thousands, except per share amounts)

Pursuant to the terms of the Janssen Agreement, the Company was required to provide technology transfer services related to the chemistry, manufacturing and know-how to Janssen for up to 180 days after the effective date. In accordance with ASC 605-25, “Revenue Recognition—Multiple-element arrangements,” which provides guidance on accounting for multiple-element arrangements, including the determination of the units of accounting and allocation of total arrangement consideration, the Company identified all of the obligations at the inception of the Janssen Agreement. The significant obligations were determined to be the license and the technology transfer services. The Company determined that license and technology transfer services represented a single unit of accounting because they were not viewed to have standalone value. The only upfront amount received by the Company in exchange for the license and technology transfer services and the issuance of the Company’s common stock was the $225,000. The Company determined that the amount received in excess of the fair value of the Company’s common stock upon issuance of $66,122 was attributed to the license and technology services. The Company also determined that there was no discernable pattern in which the technology services would be provided during the 180 day period after the effective date. In accordance with ASC 605-10, “Revenue Recognition—Overall,” the Company determined that straight-line attribution of the license and technology services revenues would be used to recognize revenue. As such, revenue of $66,122 was recorded during the year ended December 31, 2015 associated with this transaction.

Pursuant to the terms of the Investor Agreement, which remained in effect following the termination of the Janssen Agreement, the Shares were subject to a lock-up restriction, voting covenants and a standstill agreement, each of which expired on July 1, 2016. In February 2017, the Company entered into an agreement with JJDC (the “Lock-Up Agreement”) pursuant to which the Shares became subject to a new lock-up restriction, which expired on the earlier of January 31, 2018, or the date that was sixty days after the first public announcement of top-line clinical results from Janssen’s phase IIb OMEGA-1 clinical trial of JNJ-4178, a three drug combination for the treatment of HCV which contained odalasvir, one of the HCV drug candidates the Company had licensed to Janssen under the Janssen Agreement. On November 15, 2017, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Goldman Sachs & Co. LLC and Leerink Partners LLC, acting as representatives of the underwriters named therein, and JJDC, as selling stockholder, relating to an underwritten public offering (the “Offering”) of the Shares of the Company’s common stock, held by JJDC. The Shares were offered pursuant to a shelf registration that was declared effective on April 28, 2017. In connection with the Offering, the Company entered into a letter agreement (the “Letter Agreement”), dated November 14, 2017, with JJDC pursuant to which the Company and JJDC agreed, that effective upon execution and delivery of the Underwriting Agreement: (1) the Company agreed to release the restrictions on the disposition of the Shares by JJDC, which JJDC previously agreed to in the Lock-Up Agreement in connection with the filing of the shelf registration statement referred to above; (2) the Company and JJDC agreed to amend the investor agreement (the “Investor Agreement”) that the Company and JJDC entered into on July 1, 2015 in connection with JJDC’s acquisition of the Shares to provide that the Company would pay $2,900 of the aggregate underwriting discounts and commissions of the Offering, which was determined based on a calculation set forth in the Letter Agreement; and (3) the Company and JJDC agreed that, following the closing of the Offering, the Investor Agreement would terminate and be of no further force or effect.

Other Arrangements.

The Company also has license agreements with GCA Therapeutics, Ltd (“GCAT”), for elvucitabine, its nucleoside reverse transcriptase inhibitor for the treatment of both hepatitis B infection and human immunodeficiency virus infection and with Ora, Inc. (“ORA”), for the development and commercialization of ACH-702 delivered topically or locally. The Company does not believe that the milestones specified under these agreements are substantive as achievement of the milestones is based solely on the performance of GCAT and

Achillion Pharmaceuticals, Inc.

Notes to Financial Statements—(Continued)

(in thousands, except per share amounts)

ORA and does not relate to any past or future performance by the Company. Because the Company has no performance obligations under these agreements, it intends to recognize revenue related to any milestone payment upon achievement of a milestone by GCAT or Ora.

6. Marketable Securities

The fair value of the Company’s marketable securities of $287,089 and $314,215 as of December 31, 2017 and 2016, respectively, is valued based on level 2 inputs. The Company’s investments consist mainly of U.S. government and agency securities, government-sponsored bond obligations and certain other corporate debt securities. Fair value is determined by taking into consideration valuations obtained from third-party pricing services. The third-party pricing services utilize industry standard valuation models, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; issuer credit spreads; benchmark securities; and other observable inputs. There were no transfers between levels within the hierarchy during the years ended December 31, 2017 and 2016. The Company has assessed these as level 2 within the fair value hierarchy of ASC 820. The Company classifies its entire investment portfolio as available for sale as defined in ASC 320, Debt and Equity Securities. Securities are carried at fair value with the unrealized gains (losses) reported in other comprehensive income.

The unrealized (loss) gain from marketable securities was $(389), $151 and $(45) at December 31, 2017, 2016 and 2015, respectively.

As of December 31, 2017, none of the Company’s investments were determined to be other than temporarily impaired.

The following table summarizes the Company’s investments:

	December 31, 2017				December 31, 2016
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Commercial Paper	$29,079	$9	(2)	$29,086	$96,891	$267	—	$97,158
Corporate Debt Securities	216,297	—	(324)	215,973	163,286	4	(129)	163,161
Government and Agency Securities	42,102	—	(72)	42,030	53,887	19	(10)	53,896

Total	$287,478	$9	(398)	$287,089	$314,064	$290	(139)	$314,215

The following additional table summarizes, by industry, the fair value of investments:

	As of December 31,
	2017	2016
Government	42,030	53,896
Banking	74,884	86,844
Industrial	170,175	173,475

Total	$287,089	$314,215

Achillion Pharmaceuticals, Inc.

Notes to Financial Statements—(Continued)

(in thousands, except per share amounts)

The following table summarizes the contractual maturities of the Company’s investments:

	December 31, 2017	December 31, 2016
Mature in less than one year	$256,578	$286,558
Mature in one to five years	30,511	27,657

Total	$287,089	$314,215

7. Prepaid Expenses and Other Current Assets

A summary of prepaid expenses and other current assets is as follows:

	As of December 31,
	2017	2016
Prepaid research and development costs	$1,599	$1,228
Tax credit receivable	275	410
Software and maintenance agreements	465	416
Interest receivable	1,260	1,010
Other prepaid expenses	205	396

Total	$3,804	$3,460

8. Fixed Assets, net

A summary of property and equipment is as follows:

	As of December 31,
	2017	2016
Laboratory equipment	$4,277	$4,252
Office equipment	1,885	1,729
Leasehold improvements	4,706	4,598
Construction in process	8	33

	10,876	10,612
Less—accumulated depreciation and amortization	(8,060)	(7,133)

Total	$2,816	$3,479

Depreciation expense was $1,126, $955 and $693 for the years ended December 31, 2017, 2016 and 2015, respectively.

Achillion Pharmaceuticals, Inc.

Notes to Financial Statements—(Continued)

(in thousands, except per share amounts)

9. Accrued Expenses and Other Long-Term Liabilities

Accrued expenses consist of the following:

	As of December 31,
	2017	2016
Accrued compensation	$4,014	$3,810
Accrued research and development expenses	2,384	1,441
Accrued professional expenses	735	972
Other accrued expenses	328	544

Total	$7,461	$6,767

Accrued research and development expenses are comprised of amounts owed to third-party contract research organizations, (“CROs”), clinical investigators, laboratories and data managers for research and development work performed on behalf of the Company.

10. Capital Structure

Preferred Stock

At December 31, 2017, the Company had 5,000 authorized shares of undesignated preferred stock of which no shares were issued and outstanding.

Common Stock

At December 31, 2017, the Company had 200,000 authorized shares of $0.001 par value common stock of which 137,894 shares were issued and outstanding and 18,961 shares were reserved for future issuance.

Warrants

At December 31, 2017, there were 21 warrants outstanding with an exercise price of $4.68 and a remaining contractual life of 0.2 years.

11. Stock-Based Compensation

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

Options granted under the Company’s 2006 Stock Incentive Plan and the 2015 Stock Incentive Plan (the “Plans”), are exercisable for a period determined by the Company, but in no event longer than ten years from the date of the grant. Options generally vest over four years.

As of December 31, 2017, there were 5,189 shares available to be granted under the 2015 Plan.

Achillion Pharmaceuticals, Inc.

Notes to Financial Statements—(Continued)

(in thousands, except per share amounts)

A summary of the status of the Company’s stock option activity for the year ended December 31, 2017 is presented in the table and narrative below:

	2017
	Options	Weighted Average Exercise Price
Outstanding at January 1, 2017	10,394	$7.04
Granted	3,055	4.10
Exercised	(14)	2.70
Forfeited	(801)	6.37
Cancelled	(474)	6.64

Outstanding at December 31, 2017	12,160	$6.37

Options exercisable at December 31, 2017	8,321	$6.63

Options vested and expected to vest at December 31, 2017	11,758	$6.37

The following table summarizes information about stock options outstanding at December 31, 2017:

	Options Outstanding			Options Vested
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Vested	Weighted Average Exercise Price
$0.00 – $2.00	128	1.0	$1.05	128	$1.05
$2.01 – $4.00	3,360	4.3	3.08	3,195	3.07
$4.01 – $6.00	2,487	9.0	4.19	166	4.50
$6.01 – $8.00	3,526	6.1	7.49	2,581	7.48
$8.01 – $10.00	1,113	5.4	8.71	1,022	8.71
$10.01 – $12.00	134	6.7	10.50	93	10.55
$12.01 – $14.00	1,412	6.3	13.44	1,136	13.43

	12,160	6.1	$6.37	8,321	$6.63

As of December 31, 2017, the intrinsic value of the options outstanding was $258, of which $257 related to vested stock options and $1 related to unvested stock options. The intrinsic value for stock options is calculated based on the difference between the exercise prices of the underlying awards and the quoted stock price of the Company’s common stock as of the reporting date.

The total intrinsic value of stock options exercised for the years ended December 31, 2017, 2016 and 2015 was $261, $193 and $5,302, respectively.

The weighted-average, grant-date fair value of options granted during the years ended December 31, 2017, 2016 and 2015 was $2.91, $5.56 and $6.66, respectively. The weighted-average, grant-date fair value of options vested at December 31, 2017, 2016 and 2015 was $4.92, $4.67 and $4.64, respectively.

The weighted average remaining contractual life is 4.9 years for options exercisable and 4.7 years for options vested and expected to vest.

Achillion Pharmaceuticals, Inc.

Notes to Financial Statements—(Continued)

(in thousands, except per share amounts)

Stock-Based Compensation

Under the provisions of ASC 718, stock-based compensation cost is based on the fair value of the portion of stock-based awards that is ultimately expected to vest during the period. The Company utilizes the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of assumptions which determine the fair value of the stock-based awards. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected term of stock options, the expected volatility of our stock and expected dividends. The Company also estimates forfeitures at the grant date and recognizes compensation costs for only those awards that are expected to vest. Judgment is required in estimating the number of stock-based awards that are expected to be forfeited. The Company bases its estimate of the expected term on historical data for similar stock option grants, and calculates volatility based on actual volatility for the expected term of the option.

The assumptions used to value options granted are as follows:

	For the Years Ended December 31,
	2017	2016	2015
Expected term of option	6.0 years	6.0 – 6.25 years	6.25 years
Expected volatility	82% – 83%	81% – 84%	84% – 91%
Risk free interest rate	2.04 – 2.27%	1.15 – 2.09%	1.54 – 1.93%
Expected dividend yield	0%	0%	0%

Total compensation expense recorded in the accompanying statements of comprehensive loss associated with option grants made to employees for the years ended December 31, 2017, 2016 and 2015 was $10,479, $10,900 and $9,887, respectively. Total compensation expense recorded in the accompanying statements of comprehensive loss associated with option grants made to consultants for the years ended December 31, 2017, 2016 and 2015 was $0, $5 and $25, respectively.

The Company recorded no tax benefit related to these options as the Company is currently in a net operating loss position and maintains a full valuation allowance.

As of December 31, 2017, the total compensation cost related to options not yet recognized in the financial statements is approximately $12,312, net of estimated forfeitures, and the weighted average period over which it is expected to be recognized is 2.3 years.

Compensation expense related to option grants made to employees and consultants is included in research and development and general and administrative expense as follows:

	For the Years Ended December 31,
	2017	2016	2015
Research and development	$4,408	$4,601	$4,346
General and administrative	6,071	6,304	5,567

Total	$10,479	$10,905	$9,913

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

The Company recorded compensation cost related to the 2006 ESPP Plan of $94, $100 and $160 for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, there were 1,591 shares available for future issuance under the 2006 ESPP Plan.

The assumptions used to value options granted under the 2006 ESPP Plan are as follows:

	For the Years Ended December 31,
	2017	2016	2015
Expected term of option	6 months	6 months	6 months
Expected volatility	58% – 73%	55% – 66%	57% – 88%
Risk free interest rate	0.05 – 1.3%	0.05 – 0.06%	0.07 – 0.08%
Expected dividend yield	0%	0%	0%

12. Other Income

In August 2015, a stockholder of the Company paid $8,944 to the Company relating to the disgorgement of short swing profits under Section 16(b) of the Securities Exchange Act.

13. Commitments and Contingencies

401(k) Retirement Plan

The Company has a 401(k) defined contribution retirement plan covering substantially all full-time employees. The Company currently matches employee contributions at a rate of $0.50 cents for each dollar contribution, up to 6% of salary deferrals. However, the decision to match any employee contributions is at the sole discretion of the Company. The Company made matching contributions of $415, $406 and $296 for the years ended December 31, 2017, 2016 and 2015, respectively.

Operating Leases

The Company’s commitments consist of obligations under operating leases for its facilities and office equipment. The Company leases its operating facility located in New Haven, Connecticut. The lease agreement requires monthly lease payments through March 2020. The Company is recording the expense associated with the lease on a straight-line basis over the expected term of the lease and, as a result, has accrued $149 and $216 at December 31, 2017 and 2016, respectively.

Achillion Pharmaceuticals, Inc.

Notes to Financial Statements—(Continued)

(in thousands, except per share amounts)

The future minimum annual lease payments under these operating leases at December 31, 2017 are as follows:

Year Ended December 31,
2018	$925
2019	900
2020	222

Total	$2,047

Rent expense under operating leases was $811, $801 and $629 for the years ended December 31, 2017, 2016 and 2015, respectively.

From time to time, in the ordinary course of business, the Company is subject to litigation and regulatory examinations as well as information gathering requests, inquiries and investigations. As of December 31, 2017, there were no active matters.

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

On December 22, 2017, the President signed into law new legislation, known as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), that resulted in significant changes to the Internal Revenue Code of 1986, as amended. These changes include a federal statutory rate reduction from 35% to 21%, limitation of the deduction for net operating losses to 80% of taxable income while providing that the net operating loss carryovers for years after 2017 will not expire, limitation on the amount of research and development expenses deductible per year beginning in years after 2021, reduction of the Orphan Drug Credit from 50% to 25% of qualified clinical testing expenditures, increased limitations on certain executive compensation, elimination of the Corporate Alternative Minimum Tax, and modifying or repealing other business deductions and credits.

As a result of the Tax Act being signed into law, the Company recognized a provisional charge of $52,653 in the fourth quarter of 2017 related to the re-measurement of its U.S. deferred tax assets at the lower enacted corporate tax rate. Due to the history of net operating losses, the Company is in a full valuation allowance

Achillion Pharmaceuticals, Inc.

Notes to Financial Statements—(Continued)

(in thousands, except per share amounts)

position. As a result, the additional tax expense due to the Tax Act was offset by an equal reduction to the valuation allowance, resulting in no net tax impact from the Tax Act to the overall financial condition and results of operations of the Company.

The income tax provision (benefit) consists of the following:

	As of December 31,
	2017	2016	2015
Deferred:
Federal and state	$15,506	$(23,232)	$699
Valuation allowance	(15,506)	23,232	(699)

Total deferred	$—	$—	$—

A reconciliation of the statutory tax rates to the effective tax rates is as follows:

	Years Ended December 31,
	2017	2016	2015
Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State tax, net of federal benefit	(5.0)	(5.0)	(5.0)
Other	(0.46)	0.06	0.52
Share-based compensation	0.35	0.80	2.84
Change in federal tax rate	61.77	—	—
Valuation allowance	(22.66)	38.14	35.64

	0%	0%	0%

Future tax benefits (deferred tax assets) related to temporary differences are as follows:

	As of December 31,
	2017	2016
Gross deferred tax assets:
Net operating losses	$115,009	$127,376
Tax credits (federal and state)	13,480	10,758
Share-based compensation	9,720	10,725
Other	282	24

	$138,491	$148,883
Less—valuation allowance	(138,491)	(148,883)

Net deferred tax asset	$—	$—

At December 31, 2017 and 2016, the Company had gross deferred income tax assets of approximately $138,491 and $148,883, respectively, which result primarily from net operating loss and tax credit carryforwards. ASC 740 requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all positive and negative evidence is required when measuring the need for a valuation allowance. The Company’s cumulative loss from inception represents sufficient negative evidence to require a valuation allowance. The Company concluded that it is appropriate to maintain a full valuation allowance for its net deferred tax assets. Additionally, the Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

Achillion Pharmaceuticals, Inc.

Notes to Financial Statements—(Continued)

(in thousands, except per share amounts)

At December 31, 2017, the Company had the following net operating loss and credit carryforwards available:

As of December 31, 2017
Federal net operating loss carryforwards	$369,929
State net operating loss carryforwards	497,646
Federal research and development credit carryforwards	6,859
State research and development credit carryforwards	6,047

The Company’s federal net operating loss carryforwards expire commencing in 2018 through 2037 and state net operating loss carryforwards which expire commencing in 2020 through 2037. The Company’s federal research and development credit carryforwards expire commencing in 2028 through 2036. The Connecticut research and development carryforwards have no expiration period.

Deferred tax assets relating to tax benefits of employee stock options have been reduced to reflect exercises. Some exercises resulted in tax deductions in excess of previously recorded benefits based on the option value at the time of grant (“windfalls”). Prior to the adoption of ASU 2016-09 for the year ended December 31, 2017, the additional tax benefit associated with the windfall was not recognized until the deduction reduced taxes payable. Accordingly, the tax benefit of approximately $14,579 of the net operating loss carryforwards available but previously unrecognized, have been recognized upon adoption of ASU 2016-09. There was an offsetting adjustment to the valuation allowance equal to the tax benefit recognized for the windfall, resulting in no net tax impact upon adoption of ASU 2016-09.

Utilization of the net operating losses and research and development credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986, or Section 382, due to changes in ownership of the Company that have occurred previously or that could occur in the future. The changes in ownership resulted in net operating loss carryforwards and research and development credits that the Company expects to expire unutilized and thus are not included in gross deferred tax assets disclosed above. The Company will continue to update its analysis of ownership changes and the potential limitations on its deferred tax assets.

The federal and state tax authorities could challenge tax positions taken by the Company for the periods for which there are open tax years. Years subject to audit are years in which unused net operating losses were generated that remain open by the statute of limitations. The Company is open to challenge for the periods of 2006 through 2017 in federal and the State of Connecticut jurisdictions.

The Company did not have any unrecognized tax benefits as of December 31, 2017 and 2016.

The State of Connecticut provides companies with the opportunity to exchange certain research and development credit carryforwards for cash in exchange for foregoing the carryforward of the research and development credit. The program provides for such exchange of the research and development credits at a rate of 65% of the annual research and development credit, as defined. The Company records the benefit for the estimated proceeds from the exchange as a reduction of research and development expenditures.

Achillion Pharmaceuticals, Inc.

Notes to Financial Statements—(Continued)

(in thousands, except per share amounts)

15. Related Party Transactions

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

In August 2017, Domain exercised the 2,811 warrants purchased in August 2010 by means of a cashless exercise of the warrants, resulting in the issuance of 1,084 shares of common stock.

As of December 31, 2017, Domain was the beneficial owner of approximately 2.5% of the Company’s total issued and outstanding shares of common stock.

16. Unaudited Quarterly Results

The following tables summarize unaudited quarterly financial data for the years ended December 31, 2017 and 2016. This data has been derived from unaudited financial statements that, in the Company’s opinion, include all adjustments necessary for a fair statement of such information. The operating results for any quarter are not necessarily indicative of results for any future period.

	2017 Quarters
	First	Second	Third	Fourth
Total operating revenue	$—	$—	$—	$—
Total operating expenses	21,143	23,616	20,463	24,354
Net income (loss)	(20,152)	(22,543)	(19,338)	(23,203)
Net income (loss) per share—basic and diluted	$(0.15)	$(0.16)	$(0.14)	$(0.17)
Weighted average number of shares outstanding—basic and diluted	136,722	136,736	137,375	137,870

	2016 Quarters
	First	Second	Third	Fourth (1)
Total operating revenue	$—	$—	$—	$15,000
Total operating expenses	18,718	19,309	21,549	20,289
Net income (loss)	(18,054)	(18,493)	(20,730)	(4,429)
Net income (loss) per share—basic and diluted	$(0.13)	$(0.14)	$(0.15)	$(0.03)
Weighted average number of shares outstanding—basic and diluted	136,640	136,680	136,681	136,693

(1) In May 2015, the Company entered into an exclusive collaboration and license agreement with Janssen, and its affiliate, Johnson & Johnson Innovation-JJDC, Inc., or JJDC, which we refer to as the Janssen Agreement for the further clinical advancement of a portfolio of antivirals the Company discovered and developed for the treatment of HCV. In addition, upon the closing of the transactions contemplated by the Janssen Agreement, the Company entered into a stock purchase agreement with JJDC. Pursuant to the JJDC Stock Purchase Agreement, on July 1, 2015, the Company issued 18,367 shares of common stock to JJDC at a price of $12.25 per share for

Achillion Pharmaceuticals, Inc.

Notes to Financial Statements—(Continued)

(in thousands, except per share amounts)

an aggregate purchase price of $225,000. The Company recorded revenue of $66,122 during the year ended December 31, 2015 associated with this transaction. The Company also recorded revenue of $15,000 during the year ended December 31, 2016 related to the achievement of a clinical enrollment milestone under the Janssen Agreement. On September 9, 2017, the Company received notice from Janssen of Janssen’s termination of the Janssen Agreement effective November 8, 2017. As a result of the termination of the Janssen Agreement, the Company will not receive any future milestone-based or royalty payments under the agreement. Also refer to footnote 5.

17. Subsequent Events

In February 2018, the Company implemented a restructuring plan that will reduce employee headcount by approximately 20% to approximately 70 employees in March 2018. The restructuring plan was implemented following a strategic assessment of the Company’s portfolio. During the assessment, the Company’s management team and board of directors concluded that the Company’s strategic focus would be on the development of its existing clinical candidates and late-stage preclinical compounds. The Company assessed the staffing levels required to accomplish its revised strategic goals and determined to reduce its staff across several functional areas.

In connection with this reduction, the Company offered individuals whose employment was terminated a severance package that included severance pay, continuation of benefits and outplacement services. The Company will recognize expense relating to the restructuring in the first quarter of 2018 and estimates that the costs will be approximately $1,500.