Form 10-Q
period 2018-03-31
ACHILLION PHARMACEUTICALS INC
filed 2018-05-02
CIK 1070336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 1, 2018, the registrant had 138,339,738 shares of Common Stock, $0.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Achillion Pharmaceuticals, Inc.

Balance Sheets

(in thousands, except per share amounts)

(unaudited)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$36,922	$43,496
Marketable securities	266,942	256,578
Accounts and other receivables	350	60
Prepaid expenses and other current assets	5,286	3,804

Total current assets	309,500	303,938
Marketable securities	2,989	30,511
Fixed assets, net	2,737	2,816
Other assets	188	196
Restricted cash	152	152

Total assets	$315,566	$337,613

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,445	$5,253
Accrued expenses	5,542	7,461
Current portion of long-term debt	151	170

Total current liabilities	8,138	12,884
Long-term debt	92	131
Other long-term liabilities	66	83

Total liabilities	8,296	13,098

Commitments and contingencies (Note 11)
Stockholders’ equity:
Common Stock, $0.001 par value; 200,000 shares authorized: 138,340 and 137,894 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	138	138
Additional paid-in capital	931,059	927,420
Accumulated deficit	(623,242)	(602,654)
Accumulated other comprehensive income (loss)	(685)	(389)

Total stockholders’ equity	307,270	324,515

Total liabilities and stockholders’ equity	$315,566	$337,613

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Comprehensive Loss

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2018	2017
Revenue	$—	$—

Operating expenses
Research and development	14,750	15,495
General and administrative	5,315	5,648
Restructuring charges (Note 4)	1,750	—

Total operating expenses	21,815	21,143

Loss from operations	(21,815)	(21,143)
Other income (expense)
Interest income	1,239	1,008
Interest expense	(12)	(17)

Net loss	(20,588)	(20,152)

Total comprehensive loss (Note 9)	(20,884)	(20,286)

Basic and diluted net loss per share (Note 5)	$(0.15)	$(0.15)

Weighted average number of shares used in computing basic and diluted net loss per share	138,014	136,722

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net loss	$(20,588)	$(20,152)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	289	295
Noncash stock-based compensation	2,335	3,176
Discount (premium) on purchase of marketable securities	215	(492)
Amortization of premium on marketable securities	191	180
Changes in operating assets and liabilities:
Accounts and other receivables	(290)	14,797
Prepaid expenses and other assets	(1,474)	(400)
Accounts payable	(2,800)	(2,749)
Accrued expenses and other liabilities	(1,976)	(455)

Net cash used in operating activities	(24,098)	(5,800)

Cash flows from investing activities
Purchases of fixed assets	(178)	(214)
Purchases of marketable securities	(62,229)	(121,621)
Maturities of marketable securities	78,685	93,719

Net cash provided by (used in) investing activities	16,278	(28,116)

Cash flows from financing activities
Proceeds from exercise of stock options	1,304	2
Payment of deferred financing costs	—	(175)
Repayments of debt	(58)	(93)

Net cash provided by (used in) financing activities	1,246	(266)

Net decrease in cash and cash equivalents	(6,574)	(34,182)
Cash, cash equivalents, and restricted cash, beginning of period	43,648	77,413

Cash, cash equivalents, and restricted cash, end of period	$37,074	$43,231

Supplemental disclosure of cash flow information
Cash paid for interest	$13	$17
Supplemental disclosure of non-cash information
Purchases of fixed assets in accounts payable and accrued expenses	$69	$81

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

The Company incurred net losses of $20,588 and $20,152 for the three months ended March 31, 2018 and 2017, respectively, and had an accumulated deficit of $623,242 at March 31, 2018. The Company has funded its operations primarily through the sale of equity securities.

Based on the Company’s current development plan, the Company believes that its existing cash, cash equivalents and marketable securities will be sufficient to meet its current projected operating requirements for at least the next 12 months from the issuance of these consolidated financial statements. However, the Company’s future capital requirements may change and will depend upon numerous factors, including but not limited to:

•	the scope, progress, results and costs of drug discovery, preclinical development, laboratory testing and clinical trials for the Company’s drug candidates;

•	the Company’s ability to realize the planned cost savings benefits of the restructuring it implemented in February 2018, which included a significant reduction in its workforce;

•	the Company’s ability to enter into and the terms and timing of any collaborations, licensing or other arrangements that it may establish;

•	the number of future drug candidates that the Company pursues and their development requirements;

•	the outcome, timing and costs of seeking regulatory approvals;

•	the costs of commercialization activities for any of the Company’s drug candidates that receive marketing approval to the extent such costs are not the responsibility of any collaborators, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;

•	subject to receipt of marketing approval, revenue, if any, received from commercial sales of the Company’s drug candidates;

•	the Company’s headcount growth and associated costs as, and when, it seeks to expand its research and development and establish a commercial infrastructure;

•	the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent and other intellectual property rights and defending against intellectual property-related claims;

•	the Company’s ability to raise debt or equity capital, including any changes in the credit or equity markets that may impact its ability to obtain capital in the future;

•	the costs associated with, and the outcome of, lawsuits against the Company, if any;

•	the Company’s acquisition and development of new technologies and drug candidates; and

•	competing technological and market developments, including those currently unknown to the Company.

2. Accounting Standards Updates

As of January 1, 2018, the Company adopted Accounting Standard Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes all existing revenue recognition requirements, including most industry-specific guidance. ASU No. 2014-09 requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The Company also adopted ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations,” which clarifies the implementation guidance on principal versus agent considerations as well as ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” which clarifies the implementation guidance on identifying performance obligations and licensing. The Company has chosen to adopt ASU No. 2014-09 using a modified retrospective approach. Since the Company did not have any open revenue-generating contracts as of January 1, 2018, there was no cumulative effect upon adoption. Any revenue recognized in prior periods was recognized under Accounting Standards Codification (“ASC”) 605, Revenue Recognition. Should the Company enter into any revenue contracts in the future, it will recognize the revenue under ASU No. 2014-09 and include disclosures regarding its related accounting policies based on the nature of the agreement.

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

In August 2016, FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” ASU No. 2016-15 eliminates the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows by adding or clarifying guidance on eight specific cash flow issues. ASU No. 2016-15 is effective for fiscal years beginning after December 15, 2017 and for interim periods within those fiscal years. The adoption of ASU No. 2016-15 did not have a material effect on the Company’s financial position and results of operations.

In November 2016, FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” ASU No. 2016-18 requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents and restricted cash. As a result, restricted cash will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for fiscal years beginning after December 15, 2017 and for interim periods within those fiscal years. The Company adopted ASU 2016-18 in the first quarter of 2018 and applied the guidance retrospectively to the periods presented. Other than the change in presentation within the statement of cash flows, the adoption of ASU-2016-18 did not have any effect on the Company’s financial position and results of operations.

In January 2017, FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” ASU 2017-01 adds guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new guidance is effective for fiscal years beginning after December 15, 2017 and for interim periods within those fiscal years. The adoption of ASU 2017-01 did not have a material effect on the Company’s financial position and results of operations.

In May 2017, FASB issued ASU No. 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting” which provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. ASU No. 2017-09 does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions, or award classification. ASU No. 2017-09 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted. The adoption of ASU No. 2017-09 did not have a material effect on the Company’s financial position and results of operations.

3. Basis of Presentation

The accompanying unaudited financial statements of the Company should be read in conjunction with the audited financial statements and notes as of and for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 22, 2018. The accompanying financial statements have been prepared in accordance with U.S. GAAP for interim financial information, in accordance with the instructions to Form 10-Q and the guidance in Article 10 of Regulation S-X. Accordingly, since they are interim financial statements, the accompanying financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements.

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2018, and its results of operations for the three months ended March 31, 2018 and 2017, and cash flows for the three months ended March 31, 2018 and 2017. The balance sheet as of December 31, 2017, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. Interim results are not necessarily indicative of results for a full year.

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and notes thereto.

4. Restructuring Plan

In February of 2018, the Company implemented a restructuring plan that reduced employee headcount by approximately 20% to approximately 70 employees. The restructuring plan was implemented following a strategic assessment of the Company’s portfolio. During the assessment, the Company’s management team and board of directors concluded that the Company’s strategic focus would be on the development of its existing clinical candidates and late-stage preclinical compounds. The Company assessed the staffing levels required to accomplish its revised strategic goals and determined to reduce its staff across several functional areas, while retaining the biology and chemistry core strengths necessary to advance our complement factor D portfolio.

In connection with this restructuring, the Company offered individuals whose employment was terminated a severance package that included severance pay, continuation of benefits and outplacement services. The Company estimates that total costs related to the restructuring will be approximately $1,750, of which $181 relates to non-cash stock-based compensation. Of the $1,750 in costs recognized in the quarter ended March 31, 2018, $845 was paid out in cash. The remaining $724 of costs are included in accrued expenses and are expected to be paid out in cash over the following 12 months.

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

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Net loss (numerator)	$(20,588)	$(20,152)
Weighted-average shares, in thousands (denominator)	138,014	136,722
Basic and diluted net loss per share	$(0.15)	$(0.15)

Potentially dilutive securities outstanding as of March 31, 2018 and 2017 are as follows:

	March 31,
	2018	2017
	(in thousands)
Stock Options	14,556	13,076
Warrants	—	2,833

Total potentially dilutive securities outstanding	14,556	15,909

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

Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; or

Level 3: Unobservable inputs.

The fair value of the Company’s marketable securities of $269,931 and $287,089 as of March 31, 2018 and December 31, 2017, respectively, is valued based on level 2 inputs. The Company’s investments consist mainly of U.S. government and agency securities, government-sponsored bond obligations and certain other corporate debt securities. Fair value is determined by taking into consideration valuations obtained from third-party pricing services. The third-party pricing services utilize industry standard valuation models, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; issuer credit spreads; benchmark securities; and other observable inputs. The Company has assessed these as level 2 within the fair value hierarchy of ASC 820. The Company classifies its entire investment portfolio as available for sale as defined in ASC 320, “Debt and Equity Securities.” Securities are carried at fair value with the unrealized gains (losses) reported as a separate component of stockholders’ equity within accumulated other comprehensive income.

The unrealized loss from marketable securities was $(685) and $(389) at March 31, 2018 and December 31, 2017, respectively.

As of March 31, 2018 and December 31, 2017, none of the Company’s investments were determined to be other than temporarily impaired.

The following table summarizes the Company’s investments:

	March 31, 2018				December 31, 2017
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Commercial Paper	$29,039	$25	$(11)	$29,053	$29,079	$9	(2)	$29,086
Corporate Debt Securities	209,022	1	(609)	208,414	216,297	—	(324)	215,973
Government and Agency Securities	32,555	—	(91)	32,464	42,102	—	(72)	42,030

Total	$270,616	$26	$(711)	$269,931	$287,478	$9	(398)	$287,089

7. Accrued Expenses and Other Long-Term Liabilities

Accrued expenses and other long-term liabilities consist of the following:

	March 31, 2018	December 31, 2017
Accrued compensation	$1,856	$4,014
Accrued research and development expenses	1,824	2,384
Accrued professional expenses	800	735
Restructuring	724	—
Other accrued expenses	404	411

Total	$5,608	$7,544

Accrued research and development expenses consist of amounts owed to third-party contract research organizations, (“CROs”), clinical investigators, laboratories and data managers for research and development work performed on behalf of the Company.

8. Stock-Based Compensation

The Company’s 2015 Stock Incentive Plan, as amended, (the “2015 Plan”), is administered by the Company’s Board of Directors and provides for the grant of incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights and other stock-based awards. The Company’s officers, employees, consultants, advisors and directors are eligible to receive awards under the 2015 Plan; however, incentive stock options may only be granted to employees. Stock option awards are exercisable for a period determined by the Company, but in no event longer than ten years from the date of the grant. Stock option awards generally vest as to 25% of the shares underlying the option on the first anniversary of the date of grant and as to 6.25% of the shares underlying the option quarterly thereafter for the following three years, subject to continued service. There were 2,348 shares available to be granted under the 2015 Plan as of March 31, 2018.

A summary of the status of the Company’s stock option activity for the three months ended March 31, 2018 is presented in the table and narrative below:

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2018	12,160	$6.37
Granted	3,605	3.00
Exercised	(445)	2.93
Forfeited	(320)	5.74
Cancelled	(444)	9.06

Outstanding at March 31, 2018	14,556	$5.57

Options exercisable at March 31, 2018	8,228	$6.57

Weighted-average fair value of options granted during the period		$2.10

The Company utilizes the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of assumptions which determine the fair value of the stock-based awards. The assumptions used to value options granted are as follows:

	Three Months Ended March 31,
	2018	2017
Expected term of option	6.0 years	6.0 years
Expected volatility	80%	83%
Risk free interest rate	2.62%	2.08%
Expected dividend yield	0%	0%

Total compensation expense recorded in the accompanying statements of operations associated with stock option grants made to employees was $2,313 for the three months ended March 31, 2018, of which $181 is recorded as restructuring costs. Compensation expense related to stock option grants made to employees for the three months ended March 31, 2017 was $3,145. The Company recorded no tax benefit related to these stock options since the Company currently maintains a full valuation allowance on its deferred tax assets.

As of March 31, 2018, the intrinsic value of the stock options outstanding was $4,609, of which $2,078 related to vested stock options and $2,531 related to unvested stock options. The intrinsic value of stock options is calculated based on the difference between the exercise prices of the underlying common stock and the quoted stock price of the Company’s common stock as of the reporting date.

As of March 31, 2018, the total compensation cost related to unvested stock options not yet recognized in the financial statements is approximately $15,462 net of estimated forfeitures, and the weighted average period over which this amount is expected to be recognized is 2.8 years.

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

10. Stockholders’ Equity

Changes in stockholders’ equity for the three months ended March 31, 2018 and 2017 were as follows:

	For the Three Months Ended March 31,
	2018	2017
Balance at December 31, 2017 and 2016	$324,515	$399,454
Net loss	(20,588)	(20,152)
Stock based compensation	2,335	3,176
Exercise of stock options	1,304	2
Change in unrealized gain (loss) on marketable securities	(296)	(134)

Balance at March 31, 2018 and 2017	$307,270	$382,346

11. Commitments and Contingencies

From time to time, in the ordinary course of business, the Company may be subject to litigation and regulatory examinations as well as information gathering requests, inquiries and investigations. As of March 31, 2018, there were no active matters.

12. Subsequent Events

On May 1, 2018, Milind S. Deshpande ceased to serve as Chief Executive Officer of the Company and resigned as a member of the board of directors. Dr. Deshpande will provide continued guidance and scientific support to the Company under a consulting agreement. The costs associated with Dr. Deshpande’s departure are estimated to be $2,978 and will be recognized in the second quarter of 2018. This amount includes severance pay, a pro-rated portion of Dr. Deshpande’s 2018 target bonus and $1,859 of non-cash stock-based compensation related to the partial acceleration of equity, in accordance with Dr. Deshpande’s August 2017 Amended and Restated Employment Agreement. It is anticipated that Dr. Deshpande will provide certain scientific advisory and other consulting services to the Company for a one year period following the end of his employment.

Following Dr. Deshpande’s departure, the Company’s board of directors appointed Joseph Truitt, the Company’s President and Chief Operating Officer, as Chief Executive Officer effective May 1, 2018. In connection with Mr. Truitt’s appointment as Chief Executive Officer, the Company entered into a second amended and restated employment agreement with Mr. Truitt, which became effective on May 1, 2018, superseding his previous employment agreement dated August 4, 2017.

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

The following discussion should be read in conjunction with our financial statements and accompanying notes to financial statements in this quarterly report on Form 10-Q and our audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Overview

We are a science-driven, patient-focused biopharmaceutical company seeking to leverage our believed strengths across the continuum from discovery through commercialization by discovering and developing small molecule therapeutics to meet the needs of patients with complement-mediated diseases.

We have discovered and are developing our complement inhibitor platform, directed at advancing small molecule compounds that have the potential to be used in the treatment of immune-related diseases associated with the alternative pathway of the complement system. The complement system is a part of the human innate immune system and is believed to be comprised of three pathways: the alternative pathway, the lectin pathway and the classical pathway. We are advancing novel small molecules from this platform which target complement factor D, an essential protein within the amplification loop of the alternative pathway. Experts believe the alternative pathway plays a critical role in a number of disease conditions including rare orphan conditions such as C3 glomerulopathy, or C3G, and immune complex membranoproliferative glomerulonephritis, or IC-MPGN, both diseases affecting the kidney, and paroxysmal nocturnal hemoglobinuria, or PNH, a blood disorder, as well as several more prevalent indications.

Our lead drug candidate, ACH-4471, has demonstrated preliminary clinical proof-of-concept in patients with C3G and in patients with PNH.

In interim data from the two sentinel patients enrolled in our phase II clinical trial for C3G patients, ACH-4471 demonstrated reductions in proteinuria, a marker of renal dysfunction, as well as reductions in biomarkers associated with the over-activation of the complement alternative pathway characteristic of patients with C3G.

In interim data from the first four patients enrolled in our phase II clinical trial for PNH patients, ACH-4471 demonstrated reductions in lactate dehydrogenase, or LDH, a marker of intravascular hemolysis, increases in hemoglobin, and improvements in fatigue score. We believe that our alternative pathway factor D inhibitor compounds may have a pharmacological advantage by potentially preventing extravascular hemolysis, or the destruction of PNH red blood cells outside of blood vessels, while also potentially preventing intravascular hemolysis, or red blood cell destruction within blood vessels. In addition, we believe our alternative pathway factor D inhibitor compounds may be able to treat the proportion of patients with PNH who have a suboptimal response to, or who fail to respond to, currently approved treatments for PNH.

We have also generated a platform of additional potent and specific orally-administered compounds that bind to factor D with high affinity, resulting in alternative pathway inhibition. One of these compounds, ACH-5228, is in phase I clinical testing in healthy volunteers, and another of these compounds, ACH-5548, is in late-stage IND-enabling preclinical development. We may seek to advance other factor D inhibitors for oral systemic administration to treat C3G, IC-MPGN, PNH, or other complement mediated diseases.

We were incorporated on August 17, 1998 in Delaware. Since our inception, we have spent substantial research and development funds to develop our drug candidate pipeline and expect to continue to do so for the foreseeable future. We have incurred net losses of $20.6 million and $20.2 million for the three months ended March 31, 2018 and 2017, respectively, and had an accumulated deficit of $623.2 million. Our net losses were $20.6 million and $20.2 million for the three months ended March 31, 2018 and 2017, respectively.

We have funded our operations primarily through proceeds from the sale of equity securities. Through March 31, 2018, we have received approximately $932.4 million in aggregate gross proceeds from stock issuances, including convertible preferred stock, our initial public offering, private placements of our common stock, registered offerings of our common stock and an equity investment by a former collaboration partner.

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

Financial Operations Overview

Revenue

To date, we have not generated any revenue from the sale of any drugs. During the three months ended March 31, 2018 and 2017 we did not recognize any revenue.

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

ACH-4471. ACH-4471 is a potent and specific inhibitor of factor D which has demonstrated preliminary proof-of-concept in a phase II clinical trial in patients with PNH and another phase II clinical trial in patients with C3G. We are currently continuing to conduct phase II clinical trials of ACH-4471, and plan to conduct additional trials in patients with PNH and in patients with C3G or IC-MPGN.

ACH-4471 has exhibited the following characteristics in preclinical studies and clinical trials:

•	Pharmacokinetics and Metabolism. Pharmacokinetic results and activity in preclinical studies and clinical trials suggest that ACH-4471 should be explored in clinical development for potential oral dosing twice or three times daily. Controlled release formulation systems are also being developed for ACH-4471 with the objective of optimizing trough exposures and reducing dosing frequency. We completed a phase I bio-availability assessment of a series of preliminary controlled release formulation systems in healthy volunteers and determined that, while half-life and exposure levels in human subjects were improved, additional formulation assessment would be necessary to achieve less frequent dosing of ACH-4471. We plan to continue our formulation assessment into 2019.

•	Safety Data. Six-month and nine-month toxicology studies testing the effects of ACH-4471 in rats and dogs, respectively, have been completed and supported progression of ACH-4471. In single-ascending and multi-ascending dose phase I clinical trials in healthy volunteers, at doses ranging from 75mg three times daily to 200mg, 500mg, 800mg, and 1200mg twice daily, ACH-4471 has been demonstrated to be generally well tolerated with no treatment-related serious adverse events reported. In the multi-ascending dose 14-day phase I clinical trial, two cases of self-limited, alanine aminotransferase, or ALT, elevations (Grade 3 and 4) were observed post-treatment at doses of 500mg and 800mg twice daily, respectively, with neither subject exhibiting signs or symptoms of hepatic decompensation. Both subjects’ ALT levels normalized without intervention during follow-up. Further, no treatment-associated fever or infections were observed.

In an on-going dose ranging phase II clinical trial in PNH patients, doses start at 100mg or 150mg three times daily, or TID, with allowance for intra-patient dose escalation. To date, 225mg TID has been the highest dose administered. In August 2017, we announced that interim data from this trial demonstrated that to date a favorable tolerability profile had been observed with no reports of clinically meaningful increases in liver enzymes. Three of the four patients we reported on in August 2017 continue to be dosed in this phase II clinical trial, including two who have been on therapy with ACH-4471 for longer than one year and one who has been on therapy for longer than six months, with ACH-4471 showing a good tolerability profile and normal liver enzyme levels.

•	Efficacy Data. ACH-4471 has been demonstrated to be highly specific for inhibition of factor D, a protein critical to the amplification of the complement system. After oral administration of ACH-4471 in phase I clinical trials in healthy volunteers, we noted complete suppression of alternative pathway activity to 24 hours post-dosing.

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

We are also initiating a phase II open-label, 12-month treatment trial for patients with biopsy-confirmed C3G or IC-MPGN in which patients will receive treatment with ACH-4471 with periodic assessment of clinical endpoints including proteinuria and estimated glomerular filtration rate, or eGFR. Patients from our 14-day phase II clinical trial in C3G will be eligible to continue therapy under this protocol after a wash-out period. We are also conducting a phase II randomized, placebo-controlled, double-blinded 6-month trial for patients with biopsy-confirmed C3G. This trial is expected to assess post-treatment renal biopsy findings, as well as changes in complement biomarkers, and clinical endpoints such as proteinuria and eGFR.

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

We are also conducting a phase II clinical trial evaluating ACH-4471 in PNH patients currently receiving eculizumab, a therapy for patients with PNH, and are deemed to be sub-optimal responders who have hemoglobin levels below 10 gm/dL and require transfusions with red blood cells. This trial is designed to evaluate 6 months of treatment with ACH-4471 plus eculizumab with the potential for patients to transition to a long-term treatment extension.

ACH-5228. ACH-5228 is one of our next-generation factor D inhibitors for oral administration. The compound demonstrated complete inhibition of the complement alternative pathway after repeat, twice-daily dosing in non-human primates over a seven-day period. The compound also has the following characteristics based on our preclinical research to date:

•	Pharmacokinetics and Metabolism. Pharmacokinetic characteristics for ACH-5228 suggest the possibility of less frequent dosing as compared to ACH-4471.

•	Safety Data. In short-term, non-clinical studies in rats and dogs ACH-5228 demonstrated tolerability and safety margins supportive of progression into human clinical development.

•	Potency. ACH-5228 is also specific for factor D inhibition and demonstrated a two to three-fold greater potency than ACH-4471 in preclinical studies, delivering similar inhibition of the complement alternative pathway at inhibitory concentrations of approximately half that of ACH-4471.

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

ACH-5548. ACH-5548 is another of our next-generation factor D inhibitors for oral administration. The compound has the following characteristics based on our preclinical research to date:

•	Pharmacokinetics and Metabolism. Pharmacokinetic characteristics for ACH-5548 suggest the possibility of less frequent dosing as compared to ACH-4471.

•	Safety Data. In short-term, non-clinical studies in rats and dogs ACH-5548 demonstrated tolerability and safety margins supportive of progression into human clinical development.

•	Potency. ACH-5548 is also specific for factor D inhibition and demonstrated greater potency than ACH-4471 in preclinical studies, delivering similar inhibition of the complement alternative pathway at inhibitory concentrations four to six-fold lower than that of ACH-4471.

We anticipate that ACH-5548 will enter phase I clinical development in the second quarter of 2018.

All costs associated with internal research and development, and research and development services for which we have externally contracted, are expensed as incurred. The costs of obtaining patents for our candidates are expensed as incurred as indirect costs. Our research and development expenses for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Clinical candidate direct external costs:
ACH-4471	$5,074	$3,722
ACH-5228	1,430	2,021
ACH-5548	758	—
Other next generation factor D inhibitors (oral and intravitreal)	984	1,696
Other	84	12

	8,330	7,451
Direct internal personnel costs	4,520	5,509

Sub-total direct costs	12,850	12,960
Indirect costs and overhead	1,965	2,195
Research and development tax credit	(65)	340

Total research and development	$14,750	$15,495

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

Critical Accounting Policies and Estimates

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our critical accounting estimates is included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in our Annual Report on Form 10-K for the year ended December 31, 2017. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a significant impact on our financial results. During the first three months of 2018, there were no significant changes in our estimates or our critical accounting policies.

Results of Operations

Results of operations may vary from period to period depending on numerous factors, including the progress of our research and development projects, technological advances and determinations as to the commercial potential of proposed products as well as the timing of payments received under collaborations, strategic alliances, joint ventures or financings, if any.

Comparison of Three Months Ended March 31, 2018 and 2017

Research and Development Expenses. Research and development expenses were $14.8 million and $15.5 million for the three months ended March 31, 2018 and 2017, respectively. The decrease for the three months ended March 31, 2018 was primarily due to decreased non-cash stock compensation and personnel costs due to fewer employees, including fewer executives, combined with decreased manufacturing and formulation costs related to ACH-5228. These amounts were partially offset by increased clinical and clinical trial costs related to ACH-4471 and ACH-5228, combined with increased preclinical costs related to ACH-5548. We expect research and development expenses will remain consistent with the first quarter over the remainder of the year as we continue to focus primarily on the development of our existing clinical candidates and late-stage preclinical compounds. Research and development expenses for the three months ended March 31, 2018 and 2017 were comprised as follows:

	Three Months Ended March 31,
	2018	2017	Change
	(in thousands)
Personnel costs	$3,813	$4,116	$(303)	(7)%
Stock-based compensation	708	1,393	(685)	(49)%
Outsourced research and supplies	6,969	6,859	110	2%
Professional and consulting fees	2,200	1,629	571	35%
Facilities costs	959	852	107	13%
Travel and other costs	166	306	(140)	(46)%
Research and development tax credit	(65)	340	(405)	(119)%

Total	$14,750	$15,495	$(745)	(5)%

General and Administrative Expenses. General and administrative expenses were $5.3 million and $5.6 million for the three months ended March 31, 2018 and 2017, respectively. The decrease for the three months ended March 31, 2017 was primarily due to decreased non-cash stock compensation combined with decreased legal and consulting fees. We expect general and administrative expenses to remain consistent with the first quarter during the remainder of the year. General and administrative expenses for the three months ended March 31, 2018 and 2017 were comprised as follows:

	Three Months Ended March 31,
	2018	2017	Change
	(in thousands)
Personnel costs	$1,756	$1,678	$78	5%
Stock-based compensation	1,446	1,782	(336)	(19)%
Professional and consulting fees	1,189	1,412	(223)	(16)%
Facilities costs	396	342	54	16%
Travel and other costs	528	434	94	22%

Total	$5,315	$5,648	$(333)	(6)%

Restructuring Charges. During the three months ended March 31, 2018, we incurred $1.8 million of restructuring charges. These charges consist primarily of employee severance payments, continuation of benefits and outplacement services resulting from the implementation of our restructuring plan in February 2018 which reduced employee headcount by approximately 20%.

Other Income (Expense). Interest income was $1.2 million and $1.0 million for three months ended March 31, 2018 and 2017, respectively. The increase of $231,000, or 23%, was largely due to a greater return on investments during the first quarter of 2018. Interest expense was $12,000 and $17,000 for the three months ended March 31, 2018 and 2017, respectively.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through proceeds from the sale of equity securities. Through March 31, 2018, we have received approximately $932.4 million in aggregate gross proceeds from stock issuances, including convertible preferred stock, our initial public offering, private placements of our common stock, registered offerings of our common stock and an equity investment by a former collaboration partner.

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

As of March 31, 2018, our debt balance due to borrowings was $243,000 with a weighted average interest rate of 6.01%.

In February 2017, we filed a universal shelf registration on Form S-3 with the U.S. Securities and Exchange Commission, or SEC, which was declared effective by the SEC on April 28, 2017, to register for sale from time to time up to $250.0 million of common stock, preferred stock, warrants and/or units in one or more registered offerings. Further, in February 2017, we entered into a sales agreement with Cantor Fitzgerald & Co., or Cantor, pursuant to which, from time to time, we may offer and sell shares of our common stock having an aggregate offering price of up to $75.0 million through Cantor pursuant to such universal shelf registration statement.

We had $306.9 million and $330.6 million in cash, cash equivalents and marketable securities as of March 31, 2018 and December 31, 2017, respectively, and $152,000 of restricted cash as of March 31, 2018 and December 31, 2017, respectively. We regularly review our investments and monitor the financial markets. As of March 31, 2018, our cash, cash equivalents and marketable securities included high-quality financial instruments, primarily money market funds, government sponsored bond obligations and other corporate debt securities which we believe are subject to limited credit risk.

Cash used in operating activities was $24.1 million for the three months ended March 31, 2018 and was primarily attributable to our $20.6 million net loss combined with a $2.8 million decrease in accounts payable, $2.0 million decrease in accrued expenses and a $1.5 million increase in prepaid expenses. These amounts were partially offset by $2.3 million in non-cash stock-based compensation expense. Cash used in operating activities was $5.8 million for the three months ended March 31, 2017 and was primarily attributable to our $20.2 million net loss combined with a $2.8 million decrease in accounts payable. This amount was partially offset by a $14.8 million decrease in accounts receivable related to the receipt of a milestone payment from a former collaborator in January 2017 combined with $3.2 million in non-cash stock-based compensation expense.

Cash provided by investing activities was $16.3 million for the three months ended March 31, 2018 and was primarily attributable to the maturities of marketable securities, partially offset by purchases of marketable securities. Cash used in investing activities was $28.1 million for the three months ended March 31, 2017 and was primarily attributable to the purchase of marketable securities, partially offset by maturities of marketable securities.

Cash provided by financing activities was $1.2 million for the three months ended March 31, 2018 and was primarily attributable to proceeds from the exercise of stock options. Cash used in financing activities was $266,000 for the three months ended March 31, 2017 and was primarily attributable to the payment of deferred financing costs related to the universal shelf registration on Form S-3 filed in February 2017 and our entry into the sales agreement with Cantor, combined with repayments of debt.

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

We believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our current projected operating requirements for at least the next 12 months. However, our future capital requirements may change and will depend upon numerous factors, including but not limited to:

•	the scope, progress, results and costs of drug discovery, preclinical development, laboratory testing and clinical trials for our drug candidates;

•	our ability to realize the planned cost savings benefits of the restructuring we implemented in February 2018, which included a significant reduction in our workforce;

•	our ability to enter into and the terms and timing of any collaborations, licensing or other arrangements that we may establish;

•	the number of future drug candidates that we pursue and their development requirements;

•	the outcome, timing and costs of seeking regulatory approvals;

•	the costs of commercialization activities for any of our drug candidates that receive marketing approval to the extent such costs are not the responsibility of any collaborators, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;

•	subject to receipt of market approval, revenue, if any, received from commercial sales of our drug candidates;

•	our headcount growth and associated costs as, and when, we seek to expand our research and development and establish a commercial infrastructure;

•	the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent and other intellectual property rights and defending against intellectual property-related claims;

•	our ability to raise debt or equity capital, including any changes in the credit or equity markets that may impact our ability to obtain capital in the future;

•	the costs associated with, and the outcome of, lawsuits against us, if any;

•	our acquisition and development of new technologies and drug candidates; and

•	competing technological and market developments, including those currently unknown to us.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2018.

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

Capital Market Risk. We currently have no product revenues and depend on funds raised through other sources. One source of funding is through future debt or equity offerings. Our ability to raise funds in this manner depends upon, among other things, capital market forces affecting our stock price, and on the state of the capital markets generally.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a–15(d) and 15d–15(d) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. Our business, financial condition or results of operations could be harmed by any of these risks. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not currently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations. These risk factors restate and supersede in their entirety the risk factors previously disclosed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

In May 2015 we entered into a license and collaboration agreement with Janssen, which we refer to as the Janssen Agreement. On September 9, 2017, Janssen provided us with notice that Janssen was unilaterally terminating the Janssen Agreement in its entirety and discontinuing their development program for JNJ-4178, a three-drug combination regimen that contained one of our chronic hepatitis C virus, or HCV, product candidates licensed to Janssen. The termination became effective on November 8, 2017. We had previously granted Janssen exclusive worldwide rights to develop and commercialize our portfolio of drug candidates for the treatment of HCV infection. We currently have no plans to advance the program on our own. As such, we do not expect to derive any further value from the HCV program.

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

In February 2018, we implemented a restructuring plan that reduced employee headcount by approximately 20% to approximately 70 employees. The restructuring plan was implemented following a strategic assessment of our portfolio. During the assessment, our management team and board of directors concluded that our strategic focus would be on the development of our existing clinical candidates, ACH-4471 and ACH-5228, and late-stage preclinical compound, ACH-5548. We assessed the staffing levels required to accomplish our revised strategic goals and determined to reduce our staff across several functional areas.

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

Additional factors that may negatively impact our clinical development efforts include:

•	delay or failure in obtaining approval by institutional review board or similar reviewing entities to conduct a clinical trial at each site;

•	delay or failure in reaching agreement on acceptable terms with prospective contract research organizations, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different contract research organizations and trial sites;

•	clinical sites and investigators deviating from trial protocol, failing to conduct the trial in accordance with regulatory requirements, or dropping out of a trial;

•	slow patient enrollment, particularly in rare diseases being studied;

•	competition with other sponsors for patients;

•	delay or failure in having patients complete a trial or return for post-treatment follow-up;

•	disruption of clinical supply or clinical operations at our clinical trial sites;

•	adverse medical events or side effects in treated patients, and the threat of legal claims and litigation alleging injuries;

•	lack of effectiveness or safety of the product candidate being tested; and

•	decisions by regulatory authorities, the institutional review board, ethics committee, or us, or recommendation by a data safety monitoring board, to suspend or terminate clinical trials at any time for safety issues or for any other reason.

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

Adverse events or undesirable side effects caused by, or other unexpected properties of, our drug candidates could cause us, any future collaborators, an institutional review board or regulatory authorities to interrupt, delay or halt clinical trials of one or more of our drug candidates and could result in a more restrictive label or FDA requirement for a risk evaluation and mitigation strategy, or REMS, or the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities. For example, treatment with complement inhibitors like each of our factor D inhibitors, may decrease the body’s ability to fend off infection by certain types of pathogens. Treatment with the marketed complement C5 inhibitor, eculizumab (Soliris), is associated with increased risk for certain types of infection, including meningococcal infection. For this reason, patients treated with complement inhibitors, including patients treated in our future clinical trials, may be vaccinated for pathogens known to have increased risk of infection with complement deficiency or inhibition and may also be treated with prophylactic antibiotics in an effort to reduce the risk of an adverse event resulting from an infection. However, there is a risk that vaccination and/or prophylactic antibiotics will not prevent or reduce the risk of infections, including meningococcal infection.

Other adverse events may occur. In our phase I multiple ascending dose study of ACH-4471 in healthy volunteers, two cases of self-limited, ALT elevations (Grade 3 and 4) were observed post-treatment in the two highest dose groups, with neither subject exhibiting signs or symptoms of liver decompensation. Both subjects’ ALT levels normalized without intervention during follow up. Further, no treatment-associated fever or infections were observed. ALT is a liver enzyme measure to see whether a liver is damaged or diseased. There is a risk that increases in ALT will be seen in other healthy subjects or patients in our clinical studies dosed with ACH-4471. To date, ACH-4471 has been dosed in few patients and for limited durations, the longest being approximately one year, and there is a risk that in longer dosing durations planned for our clinical trials, patients may experience increases in ALT or other adverse events. There is also a risk that doses of ACH-4471 which we believe can be safely administered to patients may not be effective in treating complement mediated diseases such as PNH or C3G.

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

We, or any future collaborators, may experience numerous unfavorable events during, or as a result of, clinical trials that could delay or prevent marketing approval or commercialization of our drug candidates, including:

•	clinical trials of our drug candidates may produce unfavorable or inconclusive results;

•	we, or any future collaborators, may decide, or regulators may require us or them, to conduct additional clinical trials or abandon product development programs;

•	the number of patients required for clinical trials of our drug candidates may be larger than we, or any future collaborators, anticipate, patient enrollment in these clinical trials may be slower than we, or any future collaborators, anticipate or participants may drop out of these clinical trials at a higher rate than we, or any future collaborators, anticipate;

•	the cost of planned clinical trials of our drug candidates may be greater than we anticipate;

•	our third-party contractors or those of any future collaborators, including those manufacturing our drug candidates or components or ingredients thereof or conducting clinical trials on our behalf or on behalf of any future collaborators, may fail to comply with regulatory requirements or meet their contractual obligations to us or any future collaborators in a timely manner or at all;

•	regulators or institutional review boards may not authorize us, any future collaborators, or our or their investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•	we, or any future collaborators, may have delays in reaching or fail to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;

•	patients that enroll in a clinical trial may misrepresent their eligibility to do so or may otherwise not comply with the clinical trial protocol, resulting in the need to drop the patients from the clinical trial, increase the needed enrollment size for the clinical trial or extend the clinical trial’s duration;

•	we, or any future collaborators, may have to delay, suspend or terminate clinical trials of our drug candidates for various reasons, including a finding that the participants are being exposed to unacceptable health risks, undesirable side effects or other unexpected characteristics of the drug candidate;

•	regulators or institutional review boards may require that we, or any future collaborators, or our or their investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or their standards of conduct, a finding that the participants are being exposed to unacceptable health risks, undesirable side effects or other unexpected characteristics of the drug candidate or findings of undesirable effects caused by a chemically or mechanistically similar drug or drug candidate;

•	the FDA or comparable foreign regulatory authorities may disagree with our, or any future collaborators, clinical trial designs or our or their interpretation of data from preclinical studies and clinical trials;

•	the FDA or comparable foreign regulatory authorities may fail to approve or subsequently find fault with the manufacturing processes or facilities of third party manufacturers with which we, or any future collaborators, enter into agreements for clinical and commercial supplies;

•	the supply or quality of raw materials or manufactured drug candidates or other materials necessary to conduct clinical trials of our drug candidates may be insufficient, inadequate or not available at an acceptable cost, or we may experience interruptions in supply; and

•	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient to obtain marketing approval.

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

We, or any future collaborators, may not be able to initiate or continue clinical trials for any of our drug candidates if we, or they, are unable to locate and enroll a sufficient number of eligible patients to participate in clinical trials. We are investigating our drug candidates in PNH, C3G and IC-MPGN, all of which are rare diseases. Arranging for investigative sites and recruiting patients for our clinical trials in these diseases may be very difficult. In addition, other companies are currently investigating their investigational products in PNH and C3G which may make it more difficult to enroll eligible patients into our clinical trials. Patient enrollment is a significant factor in the timing of clinical trials, and is affected by many factors, including:

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

We have incurred significant annual net operating losses since our inception. We expect to continue to incur significant and accumulating net operating losses for at least the next several years. Our net losses were $20.6 million and $20.2 million for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, we had an accumulated deficit of $623.2 million. We have not generated any revenues from product sales, have not completed the development of any drug candidate and may never have a drug candidate approved for commercialization. We are currently only in the early clinical testing stages for our most advanced drug candidate under our complement inhibitor platform and expect that it will be many years, if ever, before we have a drug candidate ready for commercialization.

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

We anticipate that our expenses will increase substantially if and as we:

•	continue preclinical and clinical development efforts for our factor D inhibitor drug candidates, including ACH-4471, ACH-5228 and ACH-5548;

•	seek regulatory and marketing approvals for our drug candidates that successfully complete clinical trials, if any;

•	establish sales, marketing, distribution and other commercial infrastructure to commercialize various products for which we may obtain marketing approval, if any;

•	contract for the manufacture of larger quantities of drug candidates for preclinical testing, clinical development and potentially commercialization;

•	maintain, expand and protect our intellectual property portfolio; and

•	hire and retain additional personnel, such as clinical, quality control and regulatory personnel.

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

We will be required to expend significant funds in order to advance the development of our complement factor D inhibitor drug candidates. In addition, while we may seek one or more collaborators for future development of our drug candidates, we may not be able to enter into a collaboration for any of our drug candidates on suitable terms or at all. In any event, our existing cash, cash equivalents and marketable securities will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development of any of our drug candidates. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. We do not have any committed external source of funds. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. Furthermore, as a result of the termination of the Janssen Agreement, we will not receive any future milestone-based or royalty payments under that arrangement.

We believe that our existing cash, cash equivalents and marketable securities as of March 31, 2018, will enable us to fund our current projected operating requirements for at least the next 12 months from the issuance of these consolidated financial statements. Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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

We currently rely, and expect to continue to rely, on a small number of third party contract manufacturers to supply active pharmaceutical ingredient and required finished product for our preclinical studies and clinical trials. We do not have long-term agreements with any of these third parties. If any of our existing manufacturers should become unavailable to us for any reason, we may incur some delay in identifying or qualifying replacements.

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

We depend upon our senior management and scientific staff for our business success. All of our employment agreements with our senior management employees are terminable without notice by the employee. The loss of the service of any of the key members of our senior management may significantly delay or prevent the achievement of drug development and other business objectives. For example, we recently announced the departure of Milind Deshpande, our former CEO. Our ability to attract and retain qualified personnel, consultants and advisors, including senior leadership with the requisite qualifications and experience to lead our research and development programs and lead our company, is critical to our success. We face intense competition for qualified individuals, particularly those experienced in discovering and developing complement inhibitor drug candidates, from numerous pharmaceutical and biotechnology companies, universities, governmental entities and other research institutions. In addition, as a result of our restructuring in February 2018, we may face additional challenges in recruiting and retaining key personnel. We may be unable to attract and retain these individuals, and our failure to do so would adversely affect our business.

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

In the future, we may grow our organization, and as a result, we may encounter difficulties in managing any such growth, which could disrupt our operations.

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

Risks Related to Our Common Stock

Our executive officers, directors and principal stockholders have the ability to significantly influence all matters submitted to our stockholders for approval, which could have the effect of delaying, deferring or preventing a change in control of us and entrenching our management or board of directors.

As of May 1, 2018, our directors, executive officers and stockholders who own more than 5% of our outstanding common stock, together with their affiliates and related persons, beneficially owned, in the aggregate, greater than approximately 40% of our outstanding common stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation, sale of all or substantially all of our assets or similar transaction, as well as our management and affairs. The interests of this group of stockholders may not always coincide with our corporate interests or the interest of other stockholders, and they may act in a manner with which you may not agree or that may not be in the best interests of other stockholders. This concentration of voting power may have the effect of delaying, deferring or preventing a change in control of our company on terms that other stockholders may desire and entrenching our management or board or directors.

Our stock price has been and may in the future be volatile, and the market price of our common stock may decline in value in the future.

The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future. During the period from January 1, 2009 to March 31, 2018, our stock price has ranged from a low of $0.70 to a high of $16.87. Market prices for securities of early stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

Certain stockholders hold a substantial number of shares of our common stock. If such stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our stock incentive plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 under the Securities Act of 1933, as amended, and, in any event, we have filed registration statements permitting shares of common stock issued on exercise of options to be freely sold in the public market. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline. Future sales by other stockholders may also have a material adverse effect on the trading price of our common stock.

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

Separation of Chief Executive Officer and Resignation of Director

On May 1, 2018, Milind S. Deshpande ceased to serve as Chief Executive Officer and he resigned as a member of our board of directors, effective immediately. It is anticipated that Dr. Deshpande will provide certain scientific advisory and other consulting services to us for a one year period following the end of his employment. Dr. Deshpande will not receive cash compensation for and during such services, but all of Dr. Deshpande’s stock options granted to him during his employment with us will continue to vest and be exercisable in accordance with the terms of the option agreements governing such stock options. Dr. Deshpande will receive severance in accordance with the terms of his previously disclosed employment agreement.

Appointment of Chief Executive Officer

Our board of directors appointed Joseph Truitt, our President and Chief Operating Officer, as Chief Executive Officer effective May 1, 2018. Information regarding Mr. Truitt’s business experience is included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2018 under the caption “Executive Officers of the Registrant”, which is incorporated herein by reference.

In connection with Mr. Truitt’s appointment as Chief Executive Officer, we entered into a second amended and restated employment agreement with Mr. Truitt, which became effective on May 1, 2018, superseding his previous employment agreement dated August 4, 2017. The term of Mr. Truitt’s employment under his second amended and restated employment agreement ends on December 31, 2018 and is automatically renewable after such initial term for successive one-year periods unless either we or Mr. Truitt provide written notice to the other at least six months prior to the expiration of the applicable term. Under the agreement, Mr. Truitt receives an annualized base salary of $560,000, subject to adjustment at the discretion of our board of directors. In addition, Mr. Truitt is eligible to receive an annual performance bonus at a target rate of 55% of his annualized base salary, based on our achievement of performance goals for the applicable fiscal year and Mr. Truitt’s achievement of his performance goals for such year, both as determined by our board of directors. Mr. Truitt is also entitled to reimbursement for expenses he incurs commuting between his residence and our headquarters (on a grossed up basis), as well as participation in all benefit programs that we establish and make available to our executives, to the extent that he is eligible under the plan documents governing those programs.

In the event we terminate Mr. Truitt’s employment for reasons other than cause, death or disability, or if he terminates his employment for good reason (as defined in his second amended and restated employment agreement), in each case other than during the period 60 days prior to or within twelve months following a change in control of us and subject to Mr. Truitt entering into a severance and release of claims agreement, Mr. Truitt is entitled to receive (i) his salary in effect on the date of termination until the date that is eighteen months following the termination date; (ii) if he is eligible for and elects to receive COBRA continuation, payment of the premiums for his medical or dental insurance benefits for eighteen months or, if earlier, the expiration of his COBRA continuation coverage; (iii) a payment equal to a pro-rated portion of his target bonus for the fiscal year in which termination occurred; and (iv) immediate vesting and exercisability of 25% of the original number of shares subject to unvested option grants and unvested grants of restricted stock and restricted stock units (if any are outstanding). In the event such termination occurs during the period 60 days prior to or within twelve months following a change in control of us, and subject to Mr. Truitt entering into a severance and release of claims agreement, then Mr. Truitt will receive (i) his salary in effect on the date of termination until the date that is eighteen months following the termination date, (ii) if he is eligible for and elects to receive COBRA continuation, payment of the premiums for his medical or dental insurance benefits for eighteen months or, if earlier, the expiration of his COBRA continuation coverage; and (iii) a payment equal to 150% his target bonus for the fiscal year in which termination occurred, and his equity will vest as described in the next paragraph.

In addition to the benefits described above, upon a change in control, Mr. Truitt is entitled to immediate vesting and exercisability of 50% of the original number of shares subject to unvested option grants and unvested grants of restricted stock and restricted stock units (if any are outstanding). In the event we terminate Mr. Truitt’s employment for reasons other than cause, death or disability, or if Mr. Truitt terminates his employment for good reason, during the period 60 days prior to or within twelve months following a change in control of us, then Mr. Truitt is entitled to immediate vesting and exercisability of all outstanding unvested option grants and unvested grants of restricted stock and restricted stock units.

If Mr. Truitt’s employment were to terminate due to his death, Mr. Truitt’s estate would be entitled to 12 months of his salary in effect on the date of his death.

In addition, Mr. Truitt’s amended and restated employment agreement provides that, subject to approval by our Compensation Committee, Mr. Truitt will be granted an option to purchase 632,000 shares of our common stock, such option to (i) have an exercise price per share equal to the closing price per share of our common stock on the Nasdaq Global Select Market on the date of grant and (ii) vest and become exercisable, subject to Mr. Truitt’s continued service on each applicable vesting date, at a rate of 25% of the total shares underlying the option on the first anniversary of the date of grant and as to an additional 6.25% of the total shares underlying the grant at the end of each full calendar quarter thereafter.

Election of Director

On May 1, 2018, our board of directors elected Mr. Truitt as a Class III director to fill the vacancy created by Dr. Deshpande’s resignation from our board of directors. Mr. Truitt was elected to serve until our 2018 annual meeting of stockholders, or annual meeting, and thereafter until his successor is duly elected and qualified. Mr. Truitt was elected upon the recommendation of the Nominating and Corporate Governance Committee of the board of directors.

Dr. Desphande had been nominated by our board of directors for re-election as a Class III director at the annual meeting. However, as a result of his resignation as a director, Dr. Desphande’s name has been withdrawn from nomination for re-election as a Class III director at the annual meeting and no vote with respect to the election of him as a director will occur at the annual meeting. Our board of directors has nominated Mr. Truitt for election at the annual meeting as a Class III director. Additional information regarding Mr. Truitt’s nomination as a Class III director will be set forth in a supplement to the definitive proxy statement for the annual meeting that we intend to file with the Securities and Exchange Commission.

ITEM 6.	EXHIBITS

10.1	Second Amended and Restated Employment Agreement, dated May 1, 2018, by and between the Registrant and Joseph Truitt.

31.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets at March 31, 2018 and December 31, 2017 (unaudited), (ii) Statements of Comprehensive Loss for the three months ended March 31, 2018 and 2017 (unaudited), (iii) Statements of Cash Flows for the three months ended March 31, 2018 and 2017 (unaudited), and (iv) Notes to Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACHILLION PHARMACEUTICALS, INC.

Date: May 2, 2018	/s/ Joseph Truitt
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 2, 2018	/s/ Mary Kay Fenton
Chief Financial Officer
(Principal Financial and Accounting Officer)