Form 10-Q
period 2018-06-30
ACHILLION PHARMACEUTICALS INC
filed 2018-08-08
CIK 1070336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. :

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

As of August 1, 2018, the registrant had 138,586,070 shares of Common Stock, $0.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Achillion Pharmaceuticals, Inc.

Balance Sheets

(in thousands, except per share amounts)

(unaudited)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$35,121	$43,496
Marketable securities	251,624	256,578
Accounts and other receivables	318	60
Prepaid expenses and other current assets	4,842	3,804

Total current assets	291,905	303,938
Marketable securities	7,928	30,511
Fixed assets, net	2,606	2,816
Other assets	198	196
Restricted cash	152	152

Total assets	$302,789	$337,613

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,390	$5,253
Accrued expenses	6,584	7,461
Current portion of long-term debt	153	170

Total current liabilities	8,127	12,884
Long-term debt	53	131
Other long-term liabilities	50	83

Total liabilities	8,230	13,098

Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $.001 par value; 200,000 shares authorized: 138,586 and 137,894 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	139	138
Additional paid-in capital	935,280	927,420
Accumulated deficit	(640,441)	(602,654)
Accumulated other comprehensive loss	(419)	(389)

Total stockholders’ equity	294,559	324,515

Total liabilities and stockholders’ equity	$302,789	$337,613

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Comprehensive Loss

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$—	$—	$—	$—

Operating expenses
Research and development	11,392	18,253	26,142	33,747
General and administrative	7,094	5,363	12,408	11,011
Restructuring charges (Note 4)	75	—	1,825	—

Total operating expenses	18,561	23,616	40,375	44,758

Loss from operations	(18,561)	(23,616)	(40,375)	(44,758)
Other income (expense)
Interest income	1,370	1,085	2,609	2,092
Interest expense	(8)	(12)	(21)	(29)

Net loss	(17,199)	(22,543)	(37,787)	(42,695)

Basic and diluted net loss per share (Note 5)	(0.12)	(0.16)	(0.27)	(0.31)

Total comprehensive loss (Note 9)	$(16,933)	$(22,680)	$(37,817)	$(42,966)

Weighted average number of shares used in computing basic and diluted net loss per share	138,426	136,736	138,221	136,729

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net loss	$(37,787)	$(42,695)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	571	565
Non-cash stock-based compensation	5,885	5,959
Premium on purchases of marketable securities	(59)	(1,117)
Amortization of premium on marketable securities	160	376
Changes in operating assets and liabilities:
Accounts and other receivables	(258)	15,027
Prepaid expenses and other assets	(1,040)	(993)
Accounts payable	(3,849)	(3,914)
Accrued expenses and other liabilities	(933)	4,135

Net cash used in operating activities	(37,310)	(22,657)

Cash flows from investing activities
Purchases of fixed assets	(352)	(334)
Purchases of marketable securities	(124,383)	(208,605)
Maturities of marketable securities	151,789	189,958

Net cash provided by (used in) investing activities	27,054	(18,981)

Cash flows from financing activities
Proceeds from exercise of stock options	1,874	2
Proceeds from sale of common stock under Employee Stock Purchase Plan	102	127
Payment of deferred financing costs	—	(175)
Repayments of debt	(95)	(186)

Net cash provided by (used in) financing activities	1,881	(232)

Net decrease in cash and cash equivalents	(8,375)	(41,870)
Cash, cash equivalents and restricted cash, beginning of period	43,648	77,413

Cash, cash equivalents and restricted cash, end of period	$35,273	$35,543

Supplemental disclosure of cash flow information
Cash paid for interest	$21	$30
Supplemental disclosure of non-cash investing activities
Purchases of fixed assets in accounts payable and accrued expenses	$45	$86

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Notes to Financial Statements

(in thousands, except per share amounts)

(unaudited)

1. Nature of the Business

Achillion Pharmaceuticals, Inc. (the “Company”) is a clinical-stage biopharmaceutical company focused on advancing its oral factor D inhibitors into late-stage development and commercialization. The Company focuses its drug development activities on alternative pathway-mediated, rare diseases where there are no approved therapies or where existing therapies are inadequate for patients. The Company’s first-generation factor D inhibitor, ACH-4471, has demonstrated preliminary clinical proof-of-concept in patients with C3 glomerulopathy, or C3G, a disease affecting the kidney, and paroxysmal nocturnal hemoglobinuria, or PNH, a blood disorder, and has advanced into phase II clinical trials in both diseases.

The Company incurred net losses of $17,199 and $22,543 for the three months ended June 30, 2018 and 2017, respectively, and $37,787 and $42,695 for the six months ended June 30, 2018 and 2017, respectively. The Company had an accumulated deficit of $640,441 at June 30, 2018. The Company has funded its operations primarily through the sale of equity securities.

Based on the Company’s current development plan, the Company believes that its existing cash, cash equivalents and marketable securities will be sufficient to meet its current projected operating requirements for at least the next 12 months from the issuance of these financial statements. However, the Company’s future capital requirements may change and will depend upon numerous factors, including but not limited to:

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

2. Accounting Standards Updates

As of January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes all existing revenue recognition requirements, including most industry-specific guidance. ASU No. 2014-09 requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The Company also adopted ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations,” which clarifies the implementation guidance on principal versus agent considerations as well as ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” which clarifies the implementation guidance on identifying performance obligations and licensing. The Company has chosen to adopt ASU No. 2014-09 using a modified retrospective approach. Since the Company did not have any open revenue-generating contracts as of January 1, 2018, there was no cumulative effect upon adoption. Any revenue recognized in prior periods was recognized under Accounting Standards Codification (“ASC”) 605, “Revenue Recognition”. Should the Company enter into any revenue contracts in the future, it plans to recognize the revenue under ASU No. 2014-09 and include disclosures regarding its related accounting policies based on the nature of the agreement.

As of January 1, 2018, the Company adopted ASU No. 2018-07, “Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting” which was issued in June 2018. ASU No. 2018-07 expands the scope of Topic 718 to include share-based payments issued to nonemployees for goods or services and aligns the accounting for nonemployee share-based payments with the accounting for employee share-based payments. ASU No. 2018-07 is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The Company adopted the provisions of ASU No. 2018-07 effective January 1, 2018 using a modified retrospective approach. Since the Company did not have any nonemployee share-based payment arrangements as of January 1, 2018, there was no cumulative effect upon adoption and there was no material effect on the Company’s financial position and results of operations. The Company utilizes the Black-Scholes option pricing model for determining the estimated fair value of stock-based awards and has elected to recognize the effect of nonemployee forfeitures in compensation costs when they occur.

In February 2016, FASB issued ASU No. 2016-02 “Leases—Topic 842.” ASU No. 2016-02 requires the recognition of lease assets and lease liabilities by lessees for all leases greater than one year in duration and classified as operating leases under previous United States generally accepted accounting principles (“U.S. GAAP”). ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, and for interim periods within that fiscal year. The Company is currently evaluating the impact ASU No. 2016-02 will have on its financial position and results of operations. The Company currently expects that most of its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon its adoption of ASU No. 2016-02.

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

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of June 30, 2018, and its results of operations for the three and six months ended June 30, 2018 and 2017, and cash flows for the six months ended June 30, 2018 and 2017. The balance sheet as of December 31, 2017 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. Interim results are not necessarily indicative of results for a full year.

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and notes thereto.

4. Restructuring Plan

In February of 2018, the Company implemented a restructuring plan that reduced employee headcount by approximately 20% to approximately 70 employees. The restructuring plan was implemented following a strategic assessment of the Company’s portfolio. During the assessment, the Company’s management team and board of directors concluded that the Company’s strategic focus would be on the development of its existing clinical candidates. The Company continues to assess the staffing levels required to accomplish its revised strategic goals and has reduced its staff across several functional areas, while retaining the biology and chemistry core strengths that it believes will be necessary to advance its complement factor D portfolio and also strengthening its clinical development capabilities.

In connection with this restructuring, the Company offered individuals whose employment was terminated a severance package that included severance pay, continuation of benefits and outplacement services. The Company currently estimates that costs related to the restructuring will be approximately $1,825, of which $181 relates to non-cash stock-based compensation. Of the $1,825, $1,051 was paid out in cash. The remaining $593 of costs are included in accrued expenses and are expected to be paid out in cash within the next 12 months.

5. Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) is calculated in accordance with ASC 260, “Earnings Per Share,” by dividing net income or loss attributable to common stockholders by the weighted average common stock outstanding. Diluted EPS is calculated by adjusting weighted average common shares outstanding for the dilutive effect of common stock options and warrants. In periods in which a net loss is recorded, no effect is given to potentially dilutive securities, since the effect would be antidilutive. Securities that could potentially dilute basic EPS in the future were not included in the computation of diluted EPS because to do so would have been antidilutive. The calculations of basic and diluted net loss per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss (numerator)	$(17,199)	$(22,543)	$(37,787)	$(42,695)
Weighted-average shares, in thousands (denominator)	138,426	136,736	138,221	136,729
Basic and diluted net loss per share	$(0.12)	$(0.16)	$(0.27)	$(0.31)

Potentially dilutive securities outstanding as of June 30, 2018 and 2017 are as follows:

	June 30, 2018	June 30, 2017
Stock options	14,240	12,430
Warrants	—	2,833

Total potentially dilutive securities outstanding	14,240	15,263

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

Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; or

Level 3: Unobservable inputs.

The fair value of the Company’s marketable securities of $259,552 and $287,089 as of June 30, 2018 and December 31, 2017, respectively, is valued based on level 2 inputs. The Company’s investments consist mainly of U.S. government and agency securities, government-sponsored bond obligations and certain other corporate debt securities. Fair value is determined by taking into consideration valuations obtained from third-party pricing services. The third-party pricing services utilize industry standard valuation models, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; issuer credit spreads; benchmark securities; and other observable inputs. The Company has assessed these as level 2 within the fair value hierarchy of ASC 820. The Company classifies its entire investment portfolio as available for sale as defined in ASC 320, “Debt and Equity Securities.” Securities are carried at fair value with the unrealized gains (losses) reported as a separate component of stockholders’ equity within accumulated other comprehensive income.

The unrealized gain (loss) from marketable securities was $(419) and $(389) at June 30, 2018 and December 31, 2017, respectively.

As of June 30, 2018 and December 31, 2017, none of the Company’s investments were determined to be other than temporarily impaired.

The following table summarizes the Company’s investments:

	June 30, 2018				December 31, 2017
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Commercial Paper	$41,795	$94	$(6)	$41,883	$29,079	$9	(2)	$29,086
Corporate Debt Securities	177,633	—	(420)	177,213	216,297	—	(324)	215,973
Government and Agency Securities	40,543	—	(87)	40,456	42,102	—	(72)	42,030

Total	$259,971	$94	$(513)	$259,552	$287,478	$9	(398)	$287,089

7. Accrued Expenses and Other Long-Term Liabilities

Accrued expenses consist of the following:

	June 30, 2018	December 31, 2017
Accrued compensation	$3,430	$4,014
Accrued research and development expenses	1,558	2,384
Accrued professional expenses	693	735
Restructuring	593	—
Other accrued expenses	360	411

Total	$6,634	$7,544

Accrued research and development expenses consist of amounts owed to third-party contract research organizations, clinical investigators, laboratories and data managers for research and development work performed on behalf of the Company.

8. Stock-Based Compensation

The Company’s Amended and Restated 2015 Stock Incentive Plan (the “2015 Plan”), is administered by the Company’s Board of Directors and provides for the grant of incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights and other stock-based awards. The Company’s officers, employees, consultants, advisors and directors are eligible to receive awards under the 2015 Plan; however, incentive stock options may only be granted to employees. Stock option awards are exercisable for a period determined by the Company, but in no event longer than ten years from the date of the grant. Stock option awards generally vest as to 25% of the shares underlying the option on the first anniversary of the date of grant and as to 6.25% of the shares underlying the option quarterly thereafter for the following three years, subject to continued service. In May 2018, the Company’s stockholders approved an amendment and restatement of the 2015 Stock Incentive Plan which included an 8,200 increase to the number of shares of common stock that may be issued pursuant to the 2015 Plan. There were 10,559 shares available to be granted under the 2015 Plan as of June 30, 2018.

A summary of the status of the Company’s stock option activity for the six months ended June 30, 2018 is presented in the table and narrative below:

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2018	12,160	$6.37
Granted	4,447	3.13
Exercised	(652)	2.87
Forfeited	(855)	4.62
Cancelled	(860)	8.82

Outstanding at June 30, 2018	14,240	$5.47

Options exercisable at June 30, 2018	8,418	$6.51

Weighted-average fair value of options granted during the period		$2.18

The Company utilizes the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of assumptions which determine the fair value of the stock-based awards. The assumptions used to value options granted to employees are as follows:

	Six Months Ended
	June 30, 2018	June 30, 2017
Expected term of option	6.0 years	6.0 years
Expected volatility	79% -80%	83%
Risk free interest rate	2.62% - 2.77%	2.08%
Expected dividend yield	0%	0%

Total compensation expense recorded in the accompanying statements of operations associated with stock option grants made to employees was $3,462 and $2,766 for the three months ended June 30, 2018 and 2017, respectively, and $5,775 and $5,911 for the six months ended June 30, 2018 and 2017, respectively. Total compensation expense recorded in the accompanying statements of operations associated with stock option grants made to consultants was $72 and $0 for the three months ended June 30, 2018 and 2017, respectively, and $72 and $0 for the six months ended June 30, 2018 and 2017, respectively. The Company recorded no tax benefit related to these stock options since the Company currently maintains a full valuation allowance on its deferred tax assets.

As of June 30, 2018, the intrinsic value of the stock options outstanding was $167, all of which related to vested stock options. The intrinsic value of stock options is calculated based on the difference between the exercise prices of the underlying common stock and the quoted stock price of the Company’s common stock as of the reporting date.

As of June 30, 2018, the total compensation cost related to unvested stock options not yet recognized in the financial statements is approximately $11,979, net of estimated forfeitures, and the weighted average period over which this amount is expected to be recognized is 2.7 years.

9. Comprehensive Loss

The Company reports and presents comprehensive income (loss) in accordance with ASC 220, “Comprehensive Income”, which establishes standards for reporting and display of comprehensive income (loss) and its components in a full set of general purpose financial statements. The objective of the statement is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. The Company’s other comprehensive income (loss) arises from net unrealized losses on marketable securities and was immaterial for all periods presented.

10. Stockholders’ Equity

Changes in stockholders’ equity for the six months ended June 30, 2018 and 2017 were as follows:

	Six Months Ended June 30,
	2018	2017
Balance at December 31, 2017 and 2016	$324,515	$399,454
Net loss	(37,787)	(42,695)
Stock-based compensation	5,885	5,959
Exercise of stock options	1,874	2
Change in unrealized loss on marketable securities	(30)	(271)
Issuance of common stock under the Employee Stock Purchase Plan	102	127

Balance at June 30, 2018 and 2017	$294,559	$362,576

11. Commitments and Contingencies

From time to time, in the ordinary course of business, the Company is subject to litigation and regulatory examinations as well as information gathering requests, inquiries and investigations. As of June 30, 2018, there were no outstanding matters.

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

Overview

We are a clinical-stage biopharmaceutical company focused on advancing our oral factor D inhibitors into late-stage development and commercialization. Each of the drug candidates in our oral factor D portfolio was discovered in our laboratories and is wholly owned by us. We are focusing our drug development activities on alternative pathway-mediated, rare diseases where there are no approved therapies or where existing therapies are inadequate for patients. To advance our investigational drugs into phase III and commercialization, we plan to work closely with key stakeholders including patients, payors, regulators and healthcare professionals.

Our first-generation factor D inhibitor, ACH-4471, has demonstrated preliminary clinical proof-of-concept in patients with C3 glomerulopathy, or C3G, a disease affecting the kidney, and paroxysmal nocturnal hemoglobinuria, or PNH, a blood disorder, and has advanced into phase II clinical trials in both diseases.

In addition to ACH-4471, we have two potent and specific orally-administered second generation factor D inhibitors in phase I clinical trials, ACH-5228 and ACH-5548. We may seek to advance one or both of these compounds into phase II for C3G or PNH pending analysis of the phase I clinical data in the fourth quarter of 2018.

In interim data from the first four patients enrolled in our phase II clinical trial for C3G patients, ACH-4471 demonstrated reductions in the biomarkers associated with the over-activation of the complement alternative pathway characteristic of patients with C3G, as well as significant reductions in proteinuria, a marker of renal dysfunction.

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

We have discovered and are developing small molecule compounds that have the potential to be used in the treatment of immune-related diseases associated with the alternative pathway of the complement system. The complement system is a part of the human innate immune system and is believed to be comprised of three pathways: the alternative pathway, the lectin pathway and the classical pathway. We are advancing novel small molecules from our platform which target complement factor D, an essential protein within the amplification loop of the alternative pathway. Experts believe the alternative pathway plays a critical role in a number of disease conditions including rare orphan conditions such as C3G and immune complex membranoproliferative glomerulonephritis, or IC-MPGN, both diseases affecting the kidney, and PNH, a blood disorder, as well as several more prevalent indications.

We were incorporated on August 17, 1998 in Delaware. Since our inception, we have spent substantial research and development funds to develop our drug candidate pipeline and expect to continue to do so for the foreseeable future. We have incurred losses of $17.2 million and $22.5 million for the three months ended June 30, 2018 and 2017, respectively, and $37.8 million and $42.7 million for the six months ended June 30, 2018 and 2017. As of June 30, 2018, we had an accumulated deficit of $640.4 million.

We have funded our operations primarily through proceeds from the sale of equity securities. Through June 30, 2018, we have received approximately $932.4 million in aggregate gross proceeds from stock issuances, including convertible preferred stock, our initial public offering, private placements of our common stock, registered offerings of our common stock and an equity investment by a former collaboration partner.

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

In addition to the risks associated with being a drug development company, there can be no assurance that we or any future collaborators will successfully advance or complete our research and development programs, obtain adequate patent protection for our technology, obtain necessary government regulatory approval for drug candidates we develop, find and maintain appropriate collaboration partners or that any approved drug candidates will be commercially viable. In addition, we may not be profitable even if we or any future collaborators succeed in commercializing any of our drug candidates.

Restructuring

In February 2018, we implemented a restructuring plan that will reduce employee headcount by approximately 20% to approximately 70 employees. The restructuring plan was implemented following a strategic assessment of our portfolio. During the assessment, our management team and board of directors concluded that our strategic focus would be on the development of our existing clinical candidates, ACH-4471, ACH-5228, and ACH-5548. We are continuing to assess the staffing levels required to accomplish our revised strategic goals and have reduced our staff across several functional areas, while retaining the biology and chemistry core strengths that we believe will be necessary to advance our complement factor D portfolio and also strengthening our clinical development capabilities.

Recent Developments

In May 2018, Joseph Truitt, our President and Chief Operating Officer, was named Chief Executive Officer to lead the strategic focus on late-stage development and commercialization and was appointed to the Company’s Board of Directors. Additionally, Milind S. Deshpande, Ph.D. stepped down from his role as Chief Executive Officer and resigned from the Board of Directors.

In July 2018, we entered into a two-year lease agreement effective August 1, 2018, for additional office space of approximately 3,000 square feet in Blue Bell, Pennsylvania. We anticipate that certain of our officers and employees will be located in this office.

Financial Operations Overview

Revenue

During the three and six months ended June 30, 2018 and 2017 we did not recognize any revenue. To date, we have not generated any revenue from the sale of any drugs.

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

Our Complement Factor D Program

The first clinical compound from our complement inhibitor platform is ACH-4471. ACH-4471 is an orally administered compound designed to target and inhibit complement factor D. The next clinical compounds from our complement inhibitor platform that we are focusing on are ACH-5228 and ACH-5548, both of which are next-generation factor D inhibitors that we are seeking to advance for oral administration.

ACH-4471. ACH-4471 is a potent and specific inhibitor of factor D which has demonstrated preliminary proof-of-concept in phase II clinical trials in patients with PNH and C3G. We are currently continuing to conduct phase II clinical trials of ACH-4471, in both indications, and plan to conduct additional trials in patients with PNH and in patients with C3G or IC-MPGN.

•

Pharmacokinetics and Metabolism. Pharmacokinetic results and activity in preclinical studies and clinical trials suggest that ACH-4471 should be explored in clinical development for potential oral dosing three times daily. Controlled release formulation systems were also being developed for ACH-4471 with the objective of optimizing trough exposures and reducing dosing frequency. We completed a phase I bio-availability assessment of a series of preliminary controlled release formulation systems in healthy volunteers and determined that, while half-life and exposure levels in human subjects were improved, additional formulation work would be necessary to achieve less frequent dosing of ACH-4471, however, we are not currently undertaking this work.

•	Preclinical. Six-month and nine-month toxicology studies testing the effects of ACH-4471 in rats and dogs, respectively, have been completed and supported progression of ACH-4471.

•

Phase I. After oral administration of ACH-4471 in phase I clinical trials in healthy volunteers, we noted complete suppression of alternative pathway activity to 24 hours post-dosing. In single-ascending and multi-ascending dose phase I clinical trials in healthy volunteers, at doses ranging from 75mg three times daily to 200mg, 500mg, 800mg, and 1200mg twice daily, ACH-4471 was demonstrated to be generally well tolerated with no treatment-related serious adverse events reported. In the multi-ascending dose 14-day phase I clinical trial, two cases of self-limited alanine aminotransferase, or ALT, elevations (Grade 3 and 4) were observed post-treatment at doses of 500mg and 800mg twice daily, respectively, with neither subject exhibiting signs or symptoms of hepatic decompensation. Both subjects’ ALT levels normalized without intervention during follow-up. Further, no treatment-associated fever or infections were observed.

•

Phase II. ACH-4471 has been demonstrated to be highly specific for inhibition of factor D, a protein critical to the amplification of the complement system. In on-going dose ranging phase II clinical trials, doses start at 100mg or 150mg three times daily, or TID, with allowance for intra-patient dose escalation. To date, 250mg TID has been the highest dose administered.

C3G and IC-MPGN. We initiated a phase II clinical trial of ACH-4471 in patients with either C3G or IC-MPGN in September 2017 and we continue to add additional clinical trial sites and enroll patients. A sentinel group of patients received dosing of 100mg TID for a period of 14 days with a 7-day taper period, and subsequent groups of patients are being dosed at 200mg TID. This clinical trial is designed to measure C3, a complement protein in blood plasma that is typically low in C3G and IC-MPGN patients, as well as other measures of kidney function or damage characteristic of C3G and IC-MPGN. Preliminary data from four patients with C3G in this 14-day phase II trial suggest that ACH-4471 may reverse the alternative pathway hyperactivity in C3G based upon the observed improvements in complement biomarkers and proteinuria following 14 days of treatment of these four patients. In these patients, the primary clinical manifestation was significant proteinuria, or protein in the urine, which was reduced during the treatment period. Data from this 14-day biomarker study is anticipated to be released in the fourth quarter of 2018.

We have also initiated two longer-term clinical trials in patients with biopsy-confirmed C3G or IC-MPGN. One is a phase II open-label, 12-month treatment trial in which patients will receive treatment with ACH-4471 with periodic assessment of clinical endpoints including proteinuria and estimated glomerular filtration rate, or eGFR. Patients from our 14-day phase II clinical trial in C3G or IC-MPGN will be eligible to continue therapy under this protocol after a wash-out period. Interim data from this open-label trial is anticipated to be released in the fourth quarter of 2018. We have also initiated a phase II randomized, placebo-controlled, 6-month trial. This trial is expected to assess post-treatment renal biopsy findings, as well as changes in complement biomarkers, and clinical endpoints such as proteinuria and eGFR. Data from this clinical trial is anticipated to be released in 2019.

PNH. A phase II clinical trial of ACH-4471 in patients with PNH is on-going and continues to enroll untreated PNH patients. Data from the first four PNH patients in this trial was released in 2017. Three of these patients have completed the three-month trial and have entered the long-term extension trial. A fourth patient voluntarily withdrew from the trial on day 41 for reasons unrelated to safety. Interim data from this trial demonstrated that ACH-4471 mechanistically inhibited factor D, its intended target, and meaningfully improved LDH, hemoglobin, fatigue score, and other measures of response, including PNH clone size. We anticipate that interim data from this trial will be released in the fourth quarter of 2018.

We have also initiated a phase II clinical trial evaluating ACH-4471 in PNH patients currently receiving eculizumab, a therapy for patients with PNH, and who are deemed to be sub-optimal responders who have hemoglobin levels below 10 gm/dL and require transfusions with red blood cells. This trial is designed to evaluate 6 months of treatment with ACH-4471 plus eculizumab with the potential for patients to transition to a long-term treatment extension. We anticipate that interim data from this trial will be released in the fourth quarter of 2018.

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

•

Preclinical In short duration, non-clinical studies in rats and dogs ACH-5228 demonstrated tolerability and safety margins supportive of progression into human clinical development. ACH-5228 is also specific for factor D inhibition and demonstrated a two to three-fold greater potency than ACH-4471 in preclinical studies, delivering similar inhibition of the complement alternative pathway at inhibitory concentrations of approximately half that of ACH-4471.

We initiated a first-in-human randomized, placebo-controlled, single-ascending dose phase I study of ACH-5228 administered to healthy volunteers in December 2017. Approximately 28 subjects have been enrolled. The primary endpoint for the trial is the safety and tolerability of ACH-5228. Secondary endpoints include assessments of pharmacokinetics, pharmacodynamics, and evaluation of alternative pathway inhibition in ex vivo laboratory assessments of blood samples from subjects in order to establish a PK/PD relationship for ACH-5228. We expect to report interim data from this study during the fourth quarter of 2018.

ACH-5548. ACH-5548 is another of our next-generation factor D inhibitors for oral administration. The compound has the following characteristics based on our preclinical research to date:

•	Pharmacokinetics and Metabolism. Pharmacokinetic characteristics for ACH-5548 suggest the possibility of less frequent dosing as compared to ACH-4471.

•

Preclinical. In short duration, non-clinical studies in rats and dogs ACH-5548 demonstrated tolerability and safety margins supportive of progression into human clinical development. ACH-5548 is also specific for factor D inhibition and demonstrated greater potency than ACH-4471 in preclinical studies, delivering similar inhibition of the complement alternative pathway at inhibitory concentrations four to six-fold lower than that of ACH-4471.

We initiated a first-in-human randomized, placebo-controlled, single-ascending dose phase I study of ACH-5548 administered to healthy volunteers in June 2018. Approximately 28 subjects are expected to be enrolled. The primary endpoint for the trial is the safety and tolerability of ACH-5548. Secondary endpoints include assessments of pharmacokinetics, pharmacodynamics, and evaluation of alternative pathway inhibition in ex vivo laboratory assessments of blood samples from subjects in order to establish a PK/PD relationship for ACH-5548. We expect to report interim data from this study during the fourth quarter of 2018.

All costs associated with internal research and development, and research and development services for which we have externally contracted, are expensed as incurred. The costs of obtaining patents for our candidates are expensed as incurred as indirect costs. Our research and development expenses for the six months ended June 30, 2018 and 2017 were as follows:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Clinical candidate direct external costs:
ACH-4471	$10,001	$8,245
ACH-5228	1,648	6,499
ACH-5548	1,192	—
Other next generation factor D inhibitors (oral and intravitreal)	1,182	4,041
Other	94	36

	14,117	18,821
Direct internal personnel costs	8,438	10,734

Sub-total direct costs	22,555	29,555
Indirect costs and overhead	3,712	3,927
Research and development tax credit	(125)	265

Total research and development	$26,142	$33,747

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

The successful development of our drug candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development of our drug candidates. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

•	the scope, rate of progress and expense of our clinical trials and other research and development activities;

•	the appropriate endpoints for clinical studies in diseases for which there are no previous regulatory approvals;

•	the potential benefits of our drug candidates over other therapies;

•	our ability to market, commercialize and achieve market acceptance for any of our drug candidates that we are developing or may develop in the future;

•	results of future clinical trials that we may conduct;

•	results of clinical trials conducted by our competitors;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the expense and timing of regulatory approvals; and

•	the expense of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

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

Critical Accounting Policies and Estimates

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our critical accounting estimates is included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in our Annual Report on Form 10-K for the year ended December 31, 2017. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a significant impact on our financial results. During the first six months of 2018, there were no significant changes in our estimates or our critical accounting policies.

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

Comparison of Three and Six Months Ended June 30, 2018 and 2017

Revenues

During the three and six months ended June 30, 2018 and 2017 we did not recognize any revenue.

Comparison of Three and Six Months Ended June 30, 2018 and 2017

Research and Development Expenses. Research and development expenses, exclusive of restructuring charges, were $11.4 million and $18.3 million for the three months ended June 30, 2018 and 2017, respectively, and $26.1 million and $33.7 million for the six months ended June 30, 2018 and 2017, respectively. The decrease for the three and six months ended June 30, 2018 was primarily due to decreased non-cash stock compensation and personnel costs due to fewer employees, including fewer executives, combined with decreased manufacturing and formulation costs related to ACH-5228 and decreased discovery research costs related to our intravitreal factor D inhibitors. These amounts were partially offset by increased clinical trial costs related to ACH-4471 and preclinical costs related to ACH-5548. We expect research and development expenses will increase somewhat during the second half of the year. Research and development expenses for the three and six months ended June 30, 2018 and 2017 are comprised as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	(in thousands)
	2018	2017	Change	% Change	2018	2017	Change	% Change
Personnel costs	$3,174	$3,947	$(773)	(20)%	$6,987	$8,063	$(1,076)	(13)%
Stock-based compensation	743	1,277	(534)	(42)%	1,452	2,671	(1,219)	(46)%
Outsourced research and supplies	4,884	10,798	(5,914)	(55)%	11,852	17,658	(5,806)	(33)%
Professional and consulting fees	1,388	1,175	213	18%	3,589	2,804	785	28%
Facilities costs	939	779	160	21%	1,898	1,631	267	16%
Travel and other costs	324	352	(28)	(8)%	489	655	(166)	(25)%
Research and development tax credit	(60)	(75)	15	(20)%	(125)	265	(390)	(147)%

Total	$11,392	$18,253	$(6,861)	(38)%	$26,142	$33,747	$(7,605)	(23)%

General and Administrative Expenses. General and administrative expenses, exclusive of restructuring charges, were $7.1 million and $5.4 million for the three months ended June 30, 2018 and 2017, respectively, and $12.4 million and $11.0 million for the six months ended June 30, 2018 and 2017, respectively. The increase for the three and six months ended June 30, 2018 was primarily due to increased personnel and non-cash stock-based compensation charges related to the transition of our former chief executive officer, partially offset by decreased consulting fees. We expect general and administrative expenses for the second half of the year to be consistent with the first half of the year. General and administrative expenses for the three and six months ended June 30, 2018 and 2017 are comprised as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	(in thousands)
	2018	2017	Change	% Change	2018	2017	Change	% Change
Personnel costs	$2,462	$1,544	$918	59%	$4,218	$3,221	$997	31%
Stock-based compensation	2,806	1,506	1,300	86%	4,252	3,288	964	29%
Professional and consulting fees	932	1,364	(432)	(32)%	2,121	2,777	(656)	(24)%
Facilities costs	357	329	28	9%	752	670	82	12%
Travel and other costs	537	620	(83)	(13)%	1,065	1,055	10	1%

Total	$7,094	$5,363	$1,731	32%	$12,408	$11,011	$1,397	13%

Other Income (Expense). Interest income was $1.4 million and $1.1 million for the three months ended June 30, 2018 and 2017, respectively. The $0.3 million, or 27%, increase was primarily due to a greater return on investments during the three months ended June 30, 2018. Interest expense was $8,000 and $12,000 for the three months ended June 30, 2018 and 2017, respectively.

Interest income was $2.6 million and $2.1 million for the six months ended June 30, 2018 and 2017, respectively. The $0.5 million, or 24% increase was primarily due to a greater return on investments during the six months ended June 30, 2018. Interest expense was $20,000 and $29,000 for the six months ended June 30, 2018 and 2017, respectively.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through proceeds from the sale of equity securities. Through June 30, 2018, we have received approximately $932.4 million in aggregate gross proceeds from stock issuances, including convertible preferred stock, our initial public offering, private placements of our common stock, registered offerings of our common stock and an equity investment by a former collaboration partner.

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

As of June 30, 2018, our debt balance due to borrowings was $206,000 with a weighted average interest rate of 6.01%.

In February 2017, we filed a universal shelf registration on Form S-3 with the U.S. Securities and Exchange Commission, or SEC, which was declared effective by the SEC on April 28, 2017, to register for sale from time to time up to $250.0 million of common stock, preferred stock, warrants and/or units in one or more registered offerings. Further, in February 2017, we entered into a sales agreement with Cantor Fitzgerald & Co., or Cantor, as sales agent in an at-the-market sales arrangement pursuant to which, from time to time, we may offer and sell shares of our common stock having an aggregate offering price of up to $75.0 million through Cantor pursuant to such universal shelf registration statement.

We had $294.7 million and $330.6 million in cash, cash equivalents and marketable securities as of June 30, 2018 and December 31, 2017, respectively, and $152,000 of restricted cash as of June 30, 2018 and December 31, 2017, respectively. We regularly review our investments and monitor the financial markets. As of June 30, 2018, our cash, cash equivalents and marketable securities included high-quality financial instruments, primarily money market funds, government sponsored bond obligations and other corporate debt securities which we believe are subject to limited credit risk.

Cash used in operating activities was $37.3 million for the six months ended June 30, 2018 and was primarily attributable to our $37.8 million net loss, combined with a $3.9 million decrease in accounts payable and a $1.0 million increase in prepaid expenses. This amount was partially offset by $5.9 million in non-cash stock-based compensation. Cash used in operating activities was $22.7 million for the six months ended June 30, 2017 and was primarily attributable to our $42.7 million net loss, combined with a $3.9 million decrease in accounts payable. This amount was partially offset by a $15.0 million decrease in accounts receivable, primarily related to the receipt of the Janssen milestone payment in January 2017, combined with $5.9 million in non-cash stock-based compensation and a $4.1 million increase in accrued expenses.

Cash provided by investing activities was $27.1 million for the six months ended June 30, 2018 and was primarily attributable to $151.8 million in maturities of marketable securities partially offset by $124.4 million in purchases of marketable securities. Cash used in investing activities was $19.0 million for the six months ended June 30, 2017 and was primarily attributable to $208.6 million in purchases of marketable securities partially offset by $190.0 million in maturities of marketable securities.

Cash provided by financing activities was $1.9 million for the six months ended June 30, 2018 and was primarily attributable to $1.9 million in proceeds from the exercise of stock options. Cash used in financing activities was $232,000 for the six months ended June 30, 2017 and was primarily attributable to the payment of deferred financing costs related to the universal shelf registration on Form S-3 filed in February 2017 and our entry into the sales agreement with Cantor, combined with repayments of debt, offset by proceeds received from our Employee Stock Purchase Plan.

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

Furthermore, in February 2018, we implemented a restructuring plan that reduced employee headcount by approximately 20% across several functional areas to approximately 70 employees. We may not realize the planned or expected cost savings benefits of the restructuring, which could adversely affect our estimate of the period for which our cash, cash equivalents and marketable securities will be sufficient to fund our projected operating requirements.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2018.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our approach to the discovery and development of drug candidates that target the alternative pathway is unproven. We are currently only in the early clinical testing stages for our most advanced drug candidates under this program. We may not successfully develop any medicines that target alternative pathway inhibition, and even if we are successful in early development, any medicines that we develop may not effectively inhibit the alternative pathway or provide a clinical benefit. Even if we are able to develop a product candidate that effectively inhibits complement factor D in preclinical studies, we may not succeed in demonstrating safety and efficacy of the product candidate in human clinical trials. For example, although lampalizumab, a product candidate that was in clinical development with another company that targeted complement factor D inhibition in geographic atrophy, or GA, was reported to have demonstrated safety, tolerability and evidence of activity in a phase II trial, the trial’s sponsor announced that in two phase III trials of the product candidate in GA did not meet its primary endpoint of reducing GA lesions when compared to a sham treatment, and the program was discontinued. Our focus on using our proprietary technology to identify drug candidates targeting the alternative pathway may not result in the discovery and development of commercially viable medicines to treat human disease.

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

The success of our complement inhibitor platform also depends on our ability to compete with other marketed therapies for complement-mediated diseases such as those from Alexion Pharmaceuticals, Inc., and other potential therapies in development by Akari Therapeutics PLC, Amgen Inc., Amyndas Pharmaceuticals S.A., Apellis Pharmaceuticals, Inc., ChemoCentryx, Inc., Genentech, Inc., Novartis AG, Omeros Corporation, Ra Pharmaceuticals, Inc., and Regeneron Pharmaceuticals, Inc.

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

In February 2018, we implemented a restructuring plan that reduced employee headcount by approximately 20% to approximately 70 employees. The restructuring plan was implemented following a strategic assessment of our portfolio. During the assessment, our management team and board of directors concluded that our strategic focus would be on the development of our existing clinical candidates, ACH-4471, ACH-5228, and ACH-5548. We are assessing the staffing levels required to accomplish our revised strategic goals and have reduced our staff across several functional areas.

Our restructuring efforts may disrupt our staff and our business, and we may not be successful in advancing our existing clinical candidates or in discovering or developing new compounds as a result of lower staffing levels and a reduction in our spending plan.

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

If clinical trials of our drug candidates fail to satisfactorily demonstrate safety and efficacy to the FDA and other regulators, we, or any future collaborators, may incur additional costs or experience delays in completing, or may ultimately be unable to complete, the development and commercialization of these drug candidates.

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

Adverse events or undesirable side effects caused by, or other unexpected properties of, our drug candidates could cause us, any future collaborators, an institutional review board or regulatory authorities to interrupt, delay or halt clinical trials of one or more of our drug candidates and could result in a more restrictive label or FDA requirement for a risk evaluation and mitigation strategy, or REMS, or the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities. For example, treatment with complement inhibitors, like each of our factor D inhibitors, may decrease the body’s ability to fend off infection by certain types of pathogens. Treatment with the marketed complement C5 inhibitor, eculizumab (Soliris®), is associated with increased risk for certain types of infection, including meningococcal infection. For this reason, patients treated with complement inhibitors, including patients treated in our future clinical trials, may be vaccinated for pathogens known to have increased risk of infection with complement deficiency or inhibition and may also be treated with prophylactic antibiotics in an effort to reduce the risk of an adverse event resulting from an infection. However, there is a risk that vaccination and/or prophylactic antibiotics will not prevent or reduce the risk of infections, including meningococcal infection.

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

Even if one of our drug candidates receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third party payors, health authorities and others in the medical community necessary for commercial success and the market opportunity for the drug candidate may be smaller than we estimate.

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

The development and commercialization of new drug products is highly competitive. We expect that we and our future collaborators, if any, will face significant competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide with respect to any of our drug candidates that we, or they, may seek to develop or commercialize in the future. There are a number of pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of drug candidates for the treatment of the key complement-mediated disease indications. For example, Alexion Pharmaceuticals, Inc.’s eculizumab (Soliris®) is a marketed therapy for the treatment of PNH and atypical hemolytic uremic syndrome. Akari Therapeutics PLC, Amgen Inc. Amyndas Pharmaceuticals S.A., Apellis Pharmaceuticals, Inc., ChemoCentryx, Inc., Genentech, Inc., Novartis AG, Omeros Corporation, Ra Pharmaceuticals, Inc., and Regeneron Pharmaceuticals, Inc. have complement inhibitor therapies in development for other hematologic or nephritic diseases. Our competitors may succeed in developing, acquiring or licensing technologies and drug products that are more effective, have fewer or more tolerable side effects or are less costly than any drug candidates that we are currently developing or that we may develop, which could render our drug candidates obsolete and noncompetitive.

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

Additionally, the collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the EU General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with any European activities.

Risks Related to our Financial Position and Need for Additional Capital

We have incurred significant losses since inception, expect to incur significant and accumulating losses for at least the next several years, and we may never achieve or maintain profitability.

We have incurred significant annual net operating losses since our inception. We expect to continue to incur significant and accumulating net operating losses for at least the next several years. Our net losses were $17.2 million and $22.6 million for the three months ended June 30, 2018 and 2017, respectively, and $37.8 million and $42.7 million for the six months ended June 30, 2018 and 2017, respectively. We had an accumulated deficit of $640.4 million at June 30, 2018. We have not generated any revenues from product sales, have not completed the development of any drug candidate and may never have a drug candidate approved for commercialization. We are currently only in the early clinical testing stages for our most advanced drug candidate under our complement inhibitor platform and expect that it will be many years, if ever, before we have a drug candidate ready for commercialization.

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

We anticipate that our expenses will increase substantially if and as we:

•	continue clinical development efforts for our factor D inhibitor drug candidates, including ACH-4471, ACH-5228 and ACH-5548;

•	seek regulatory and marketing approvals for our drug candidates that successfully complete clinical trials, if any;

•	establish sales, marketing, distribution and other commercial infrastructure to commercialize various products for which we may obtain marketing approval, if any;

•	contract for the manufacture of larger quantities of drug candidates for clinical development and potentially commercialization;

•	maintain, expand and protect our intellectual property portfolio; and

•	hire and retain additional personnel, such as clinical, quality control and regulatory personnel.

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

We will be required to expend significant funds in order to advance the development of our complement factor D inhibitor drug candidates. In addition, while we may seek one or more collaborators for future development of our drug candidates, we may not be able to enter into a collaboration for any of our drug candidates on suitable terms or at all. In any event, our existing cash, cash equivalents and marketable securities will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development of any of our drug candidates. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. We do not have any committed external source of funds. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. Furthermore, as a result of the termination of our exclusive license and collaboration agreement with Janssen Pharmaceuticals, Inc., or Janssen, which we refer to as the Janssen Agreement, we will not receive any future milestone-based or royalty payments under that arrangement.

We believe that our existing cash, cash equivalents and marketable securities as of June 30, 2018, will enable us to fund our current projected operating requirements for at least the next 12 months from the issuance of these financial statements. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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

We expect that we will need additional capital in the future to continue our planned operations. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, the ownership interests of our stockholders may be materially diluted, and the terms of these securities could include liquidation or other preferences and anti-dilution protections that could adversely affect the rights of a common stockholder. In February 2017, we entered into a sales agreement with Cantor Fitzgerald & Co., or Cantor, as sales agent, pursuant to which, from time to time, we may offer and sell shares of our common stock having an aggregate offering price of up to $75,000,000 through Cantor pursuant to a universal shelf registration statement that we filed with the Securities and Exchange Commission, or SEC, in February 2017. Sales of our common stock, if any, under the agreement with Cantor may be made in sales deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended, or the Securities Act. Sales of substantial amounts of shares of our common stock or other securities could cause dilution to our stockholders and lower the market price of our common stock.

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

In May 2015, we entered into the Janssen Agreement with Janssen. On September 9, 2017, Janssen provided us with notice that Janssen was unilaterally terminating the Janssen Agreement in its entirety and discontinuing their development program for JNJ-4178, a three-drug combination regimen that contained one of our chronic hepatitis C virus, or HCV, product candidates licensed to Janssen. The termination became effective on November 8, 2017. We had previously granted Janssen exclusive worldwide rights to develop and commercialize our portfolio of drug candidates for the treatment of HCV infection. We currently have no plans to advance the program on our own. As such, we do not expect to derive any further value from the HCV program.

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

We may in the future seek third-party collaborators for the development and commercialization of product candidates based on our complement inhibitor platform. Our likely collaborators for any collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. If we enter into such collaborations, we will have limited control over the amount and timing of resources that our collaborators will dedicate to the development or commercialization of our drug candidates. Our ability to generate revenues from any future collaboration or license agreement will depend on the collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. In addition, any collaborators may have the right to abandon research or development projects and terminate applicable agreements, including any funding obligations, prior to or upon the expiration of the agreed upon terms. For example, on September 9, 2017, we received notice from Janssen that the Janssen Agreement, pursuant to which we granted Janssen exclusive worldwide rights to develop and commercialize our portfolio of HCV drug candidates, would be terminated effective November 8, 2017. As a result of the termination, we will not receive any future milestone-based or royalty payments under the Janssen Agreement, our HCV drug candidates will not be developed or commercialized by Janssen and our HCV drug candidates may never be developed or commercialized.

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

We own or hold exclusive licenses to a number of U.S. issued patents, pending U.S. provisional and non-provisional patent applications, as well as pending Patent Cooperating Treaty, or PCT, applications and associated foreign patents and patent applications. Our success depends in large part on our ability to obtain and maintain patent protection both in the United States and in other countries for our drug candidates. Our ability to protect our drug candidates from unauthorized or infringing use by third parties depends in substantial part on our ability to obtain and maintain valid and enforceable patents. Due to evolving legal standards relating to the patentability, validity and enforceability of patents covering pharmaceutical inventions and the scope of claims made under these patents, our ability to maintain, obtain and enforce patents is uncertain and involves complex legal and factual questions. Accordingly, rights under any issued patents may not provide us with sufficient protection for our drug candidates or provide sufficient protection to afford us a commercial advantage against competitive products or processes. We cannot guarantee that any patents will issue from any pending or future patent applications owned by or licensed to us.

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

Our drug candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, export and import, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by the EMA and comparable regulatory authorities in other countries. Failure to obtain marketing approval for a drug candidate will prevent us from commercializing the drug candidate. We have not received approval to market any of our drug candidates from regulatory authorities in any jurisdiction. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party contract research organizations to assist us in this process.

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

The FDA and other agencies, including the Department of Justice, or the DOJ, closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA and DOJ impose stringent restrictions on manufacturers’ communications regarding off-label use and if we do not market our products for their approved indications, we may be subject to enforcement action for off-label marketing. Violations of the FDCA and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription drugs may lead to investigations and enforcement actions alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws.

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

The failure to comply with laws governing international business practices may result in substantial civil and criminal penalties and suspension or debarment from government contracting. The SEC also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA’s accounting provisions.

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

As of August 1, 2018, our directors, executive officers and stockholders who own more than 5% of our outstanding common stock, together with their affiliates and related persons, beneficially owned, in the aggregate, greater than approximately 30% of our outstanding common stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation, sale of all or substantially all of our assets or similar transaction, as well as our management and affairs. The interests of this group of stockholders may not always coincide with our corporate interests or the interest of other stockholders, and they may act in a manner with which you may not agree or that may not be in the best interests of other stockholders. This concentration of voting power may have the effect of delaying, deferring or preventing a change in control of our company on terms that other stockholders may desire and entrenching our management or board or directors.

Our stock price has been and may in the future be volatile, and the market price of our common stock may decline in value in the future.

The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future. During the period from January 1, 2009 to June 30, 2018, our stock price has ranged from a low of $0.70 to a high of $16.87. Market prices for securities of early stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

The stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may adversely affect the trading price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies. Such litigation, if instituted, could result in substantial costs and diversion of management attention and resources, which could significantly harm our business operations and reputation. For example, we, and certain of our current and former officers, were named as defendants in a consolidated class action lawsuit following our announcements regarding the FDA’s clinical hold related to sovaprevir, our clinical-stage drug candidate for the treatment of chronic HCV infection. On May 5, 2014, without any settlement payment by us, any individual defendant or any third party on their behalf, the lead plaintiffs in the consolidated class action lawsuit voluntarily dismissed all of their claims without prejudice.

Sales of a substantial number of shares of our common stock in the public market could cause the market price of our common stock to drop significantly.

Certain stockholders hold a substantial number of shares of our common stock. If such stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our stock incentive plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 under the Securities Act of 1933 and, in any event, we have filed registration statements permitting shares of common stock issued on exercise of options to be freely sold in the public market. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline. Future sales by other stockholders may also have a material adverse effect on the trading price of our common stock.

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

In particular, as a public company, our management is required to conduct an annual evaluation of our internal control over financial reporting and include a report of management on our internal controls in our Annual Reports on Form 10-K. If we are unable to continue to conclude that we have effective internal control over financial reporting or, if our independent registered public accounting firm is unable to provide us with an attestation and an unqualified report as to the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock.

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

ITEM 5.	OTHER INFORMATION.

Approval of Amended and Restated 2015 Stock Incentive Plan

At our annual meeting of stockholders held on May 31, 2018, our stockholders approved our Amended and Restated 2015 Stock Incentive Plan, or the Amended and Restated 2015 Plan, which was adopted by our board of directors on March 22, 2018, subject to stockholder approval. The Amended and Restated 2015 Plan amends and restates the 2015 Stock Incentive Plan which was adopted by our board of directors on March 19, 2015 and approved by our stockholders on June 2, 2015. The Amended and Restated 2015 Plan, among other things, reserves an additional 8,200,000 shares of our common stock for issuance under the plan, modifies provisions regarding performance awards, places limits on stock and cash awards to non-employee directors, prohibits grants of stock appreciation rights, or SARs, containing provisions for automatic grant of additional SARs in connection with exercise of a SAR and dividend equivalents with respect to SARs, and subjects awards under the Amended and Restated 2015 Plan to any of our clawback policies.

The material terms of the Amended and Restated 2015 Plan are summarized on pages 15 through 25 of our definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on April 20, 2018, which description is attached hereto as exhibit 99.1 and incorporated herein by reference. The description of the Amended and Restated 2015 Plan is qualified in its entirety by reference to the full text of the Amended and Restated 2015 Plan, a copy of which is attached hereto as Exhibit 10.3 and is incorporated herein by reference.

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit

10.1	Second Amended and Restated Employment Agreement, dated May 1, 2018, by and between the Registrant and Joseph Truitt (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 2, 2018).

10.2	Consulting Agreement, dated May 18, 2018, by and between the Registrant and Milind Deshpande.

10.3	Amended and Restated 2015 Stock Incentive Plan.

10.4	Letter Agreement, dated May 23, 2018, by and between the Registrant and Milind Deshpande.

31.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

99.1	Text of “PROPOSAL 3—APPROVAL OF AMENDMENT AND RESTATEMENT OF OUR 2015 STOCK INCENTIVE PLAN” from the Registrant’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on April 20, 2018.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets at June 30, 2018 and December 31, 2017 (unaudited), (ii) Statements of Comprehensive Loss for the three and six months ended June 30, 2018 and 2017 (unaudited), (iii) Statements of Cash Flows for the six months ended June 30, 2018 and 2017 (unaudited), and (iv) Notes to Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACHILLION PHARMACEUTICALS, INC.

Date: August 8, 2018	/s/ Joseph Truitt
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2018	/s/ Mary Kay Fenton
Chief Financial Officer
(Principal Financial and Accounting Officer)