Form 10-Q
period 2018-09-30
ACHILLION PHARMACEUTICALS INC
filed 2018-11-07
CIK 1070336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 1, 2018, the registrant had 138,616,170 shares of Common Stock, $0.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Achillion Pharmaceuticals, Inc.

Balance Sheets

(in thousands, except per share amounts)

(unaudited)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$36,291	$43,496
Marketable securities	245,775	256,578
Accounts and other receivables	82	60
Prepaid expenses and other current assets	4,286	3,804

Total current assets	286,434	303,938
Marketable securities	—	30,511
Fixed assets, net	2,400	2,816
Other assets	191	196
Restricted cash	152	152

Total assets	$289,177	$337,613

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,597	$5,253
Accrued expenses	6,871	7,461
Current portion of long-term debt	156	170

Total current liabilities	8,624	12,884
Long-term debt	13	131
Other long-term liabilities	34	83

Total liabilities	8,671	13,098

Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value; 200,000 shares authorized: 138,589 and 137,894 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	139	138
Additional paid-in capital	936,900	927,420
Accumulated deficit	(656,325)	(602,654)
Accumulated other comprehensive loss	(208)	(389)

Total stockholders’ equity	280,506	324,515

Total liabilities and stockholders’ equity	$289,177	$337,613

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Comprehensive Loss

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$—	$—	$—	$—

Operating expenses
Research and development	13,137	15,620	39,279	49,368
General and administrative	4,152	4,843	16,560	15,853
Restructuring charges (Note 4)	75	—	1,900	—

Total operating expenses	17,364	20,463	57,739	65,221

Loss from operations	(17,364)	(20,463)	(57,739)	(65,221)
Other income (expense)
Interest income	1,484	1,133	4,093	3,225
Interest expense	(4)	(8)	(25)	(37)

Net loss	(15,884)	(19,338)	(53,671)	(62,033)

Basic and diluted net loss per share (Note 5)	(0.12)	(0.14)	(0.39)	(0.45)

Total comprehensive loss (Note 9)	$(15,673)	$(19,281)	$(53,490)	$(62,247)

Weighted average number of shares used in computing basic and diluted net loss per share	138,586	137,375	138,344	136,947

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net loss	$(53,671)	$(62,033)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	858	842
Non-cash stock-based compensation	7,496	8,364
Premium on purchases of marketable securities	(59)	(1,329)
Amortization of (discount) premium on marketable securities	(166)	729
Changes in operating assets and liabilities:
Accounts and other receivables	(22)	14,965
Prepaid expenses and other assets	(477)	(1,504)
Accounts payable	(3,630)	1,313
Accrued expenses	(590)	(527)
Other long-term liabilities	(49)	(49)

Net cash used in operating activities	(50,310)	(39,229)

Cash flows from investing activities
Purchases of fixed assets	(468)	(547)
Purchases of marketable securities	(173,029)	(265,684)
Maturities of marketable securities	214,749	280,584

Net cash provided by investing activities	41,252	14,353

Cash flows from financing activities
Proceeds from exercise of stock options	1,883	39
Proceeds from sale of common stock under Employee Stock Purchase Plan	102	127
Payment of deferred financing costs	—	(175)
Repayments of debt	(132)	(282)

Net cash provided by (used in) financing activities	1,853	(291)

Net decrease in cash and cash equivalents	(7,205)	(25,167)
Cash, cash equivalents and restricted cash, beginning of period	43,648	77,413

Cash, cash equivalents and restricted cash, end of period	$36,443	$52,246

Supplemental disclosure of cash flow information
Cash paid for interest	$26	$39
Supplemental disclosure of non-cash investing activities
Purchases of fixed assets in accounts payable and accrued expenses	$11	$28
Cashless exercise of warrants	$—	$8,750

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Notes to Financial Statements

(in thousands, except per share amounts)

(unaudited)

1. Nature of the Business

Achillion Pharmaceuticals, Inc. (the “Company”) is a clinical-stage biopharmaceutical company focused on advancing its oral factor D inhibitors into late-stage development and commercialization. The Company focuses its drug development activities on alternative pathway-mediated diseases where there are no approved therapies or where existing therapies are inadequate for patients. The Company’s first-generation factor D inhibitor, ACH-4471, has demonstrated preliminary clinical proof-of-concept in patients with C3 glomerulopathy (“C3G”), a disease affecting the kidney, and paroxysmal nocturnal hemoglobinuria (“PNH”), a blood disorder, and has advanced into phase II clinical trials in both diseases.

The Company incurred net losses of $15,884 and $19,338 for the three months ended September 30, 2018 and 2017, respectively, and $53,671 and $62,033 for the nine months ended September 30, 2018 and 2017, respectively. The Company had an accumulated deficit of $656,325 at September 30, 2018. The Company has funded its operations primarily through the sale of equity securities.

Based on the Company’s current development plan, the Company believes that its existing cash, cash equivalents and marketable securities will be sufficient to meet its current projected operating requirements for at least the next 12 months from the issuance of these financial statements. However, the Company’s future capital requirements may change and will depend upon numerous factors, including but not limited to:

•	the scope, progress, results and costs of drug discovery, preclinical development, laboratory testing and clinical trials for the Company’s product candidates;

•	the Company’s ability to realize the planned cost savings benefits of the restructuring it implemented in February 2018, which included a significant reduction in its workforce;

•	the Company’s ability to enter into and the terms and timing of any collaborations, licensing or other arrangements that it may establish;

•	the number of future product candidates that the Company pursues and their development requirements;

•	the outcome, timing and costs of seeking regulatory approvals;

•

the costs of commercialization activities for any of the Company’s product candidates that receive marketing approval to the extent such costs are not the responsibility of any collaborators, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;

•	subject to receipt of marketing approval, revenue, if any, received from commercial sales of the Company’s product candidates;

•	the Company’s headcount growth and associated costs as, and when, it seeks to expand its clinical development capabilities and establish a commercial infrastructure;

•	the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent and other intellectual property rights and defending against intellectual property-related claims;

•	the Company’s ability to raise debt or equity capital, including any changes in the credit or equity markets that may impact its ability to obtain capital in the future;

•	the costs associated with, and the outcome of, lawsuits against the Company, if any;

•	the Company’s acquisition and development of new technologies and product candidates; and

•	competing technological and market developments, including those currently unknown to the Company.

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

As of January 1, 2018, the Company adopted ASU No. 2018-07, “Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting” which was issued in June 2018. ASU No. 2018-07 expands the scope of Topic 718 to include share-based payments issued to nonemployees for goods or services and aligns the accounting for nonemployee share-based payments with the accounting for employee share-based payments. ASU No. 2018-07 is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The Company adopted the provisions of ASU No. 2018-07 effective January 1, 2018 using a modified retrospective approach. Since the Company did not have any nonemployee share-based payment arrangements as of January 1, 2018, there was no cumulative effect upon adoption and there was no material effect on the Company’s financial position and results of operations. The Company utilizes the Black-Scholes option pricing model for determining the estimated fair value of stock-based awards. The Company estimates forfeitures at the grant date for employees and recognizes compensation costs for only those awards that are expected to vest. The Company has elected to recognize the effect of nonemployee forfeitures in compensation costs when they occur.

In February 2016, FASB issued ASU No. 2016-02 “Leases—Topic 842.” ASU No. 2016-02 requires the recognition of lease assets and lease liabilities by lessees for all leases greater than one year in duration and classified as operating leases under previous United States generally accepted accounting principles (“U.S. GAAP”). ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, and for interim periods within those fiscal years. The Company is currently evaluating the impact ASU No. 2016-02 will have on its financial position and results of operations. Subsequently, in July of 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases” (“ASU 2018-10”), and ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements” (“ASU 2018-11”), both of which clarify and enhance the certain amendments made in ASU 2016-02 and will be adopted in conjunction with ASU 2016-02. The Company is in the process of finalizing its review of its lease agreements and evaluating the impact of Topic 842 guidance. The Company intends to elect the package of practical expedients and currently expects that most of its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon its adoption of ASU No. 2016-02.

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

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2018, and its results of operations for the three and nine months ended September 30, 2018 and 2017, and cash flows for the nine months ended September 30, 2018 and 2017. The balance sheet as of December 31, 2017 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. Interim results are not necessarily indicative of results for a full year.

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and notes thereto.

4. Restructuring Plan

In February 2018, the Company implemented a restructuring plan that reduced employee headcount by approximately 20% to approximately 70 employees. The restructuring plan was implemented following a strategic assessment of the Company’s portfolio. During the assessment, the Company’s management team and board of directors concluded that the Company’s strategic focus would be on the development of its existing clinical candidates. The Company continues to assess the staffing levels required to accomplish its revised strategic goals and has reduced its staff across several functional areas, while retaining the biology and chemistry core strengths that it believes will be necessary to advance its complement factor D portfolio while also strengthening its clinical development capabilities.

In connection with this restructuring, the Company offered individuals whose employment was terminated a severance package that included severance pay, continuation of benefits and outplacement services. The Company currently estimates that costs related to the restructuring will be approximately $1,900, of which $181 relates to non-cash stock-based compensation. Of the $1,900, $1,442 was paid out in cash. The remaining $277 of restructuring costs are included in accrued expenses and are expected to be paid out in cash within the next 12 months.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss (numerator)	$(15,884)	$(19,338)	$(53,671)	$(62,033)
Weighted-average shares, in thousands (denominator)	138,586	137,375	138,344	136,947
Basic and diluted net loss per share	$(0.12)	$(0.14)	$(0.39)	$(0.45)

Potentially dilutive securities outstanding as of September 30, 2018 and 2017 are as follows:

	September 30, 2018	September 30, 2017
Stock options	15,569	12,665
Warrants	—	21

Total potentially dilutive securities outstanding	15,569	12,686

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

Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; or

Level 3: Unobservable inputs.

The fair value of the Company’s marketable securities of $245,775 and $287,089 as of September 30, 2018 and December 31, 2017, respectively, is valued based on level 2 inputs. The Company’s investments consist mainly of U.S. government and agency securities, government-sponsored bond obligations and certain other corporate debt securities. Fair value is determined by taking into consideration valuations obtained from third-party pricing services. The third-party pricing services utilize industry standard valuation models, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; issuer credit spreads; benchmark securities; and other observable inputs. The Company has assessed these as level 2 within the fair value hierarchy of ASC 820. The Company classifies its entire investment portfolio as available for sale as defined in ASC 320, “Debt and Equity Securities.” Securities are carried at fair value with the unrealized gains (losses) reported as a separate component of stockholders’ equity within accumulated other comprehensive income.

The unrealized gain (loss) from marketable securities was $(208) and $(389) at September 30, 2018 and December 31, 2017, respectively.

As of September 30, 2018 and December 31, 2017, none of the Company’s investments were determined to be other than temporarily impaired.

The following table summarizes the Company’s investments:

	September 30, 2018				December 31, 2017
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Commercial Paper	$27,584	$53	$—	$27,637	$29,079	$9	(2)	$29,086
Corporate Debt Securities	177,812	1	(205)	177,608	216,297	—	(324)	215,973
Government and Agency Securities	40,587	—	(57)	40,530	42,102	—	(72)	42,030

Total	$245,983	$54	$(262)	$245,775	$287,478	$9	(398)	$287,089

7. Accrued Expenses and Other Long-Term Liabilities

Accrued expenses consist of the following:

	September 30, 2018	December 31, 2017
Accrued compensation	$3,300	$4,014
Accrued research and development expenses	2,211	2,384
Accrued professional expenses	763	735
Restructuring	277	—
Other accrued expenses	354	411

Total	$6,905	$7,544

Accrued research and development expenses consist of amounts owed to third-party contract research organizations, clinical investigators, laboratories and data managers for research and development work performed on behalf of the Company.

8. Stock-Based Compensation

The Company’s Amended and Restated 2015 Stock Incentive Plan (the “2015 Plan”), is administered by the Company’s Board of Directors and provides for the grant of incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights and other stock-based awards. The Company’s officers, employees, consultants, advisors and directors are eligible to receive awards under the 2015 Plan; however, incentive stock options may only be granted to employees. Stock option awards are exercisable for a period determined by the Company, but in no event longer than ten years from the date of the grant. Stock option awards generally vest as to 25% of the shares underlying the option on the first anniversary of the date of grant and as to 6.25% of the shares underlying the option quarterly thereafter for the following three years, subject to continued service. In May 2018, the Company’s stockholders approved an amendment and restatement of the 2015 Plan which included an 8,200 increase to the number of shares of common stock that may be issued pursuant to the 2015 Plan. There were 9,195 shares available to be granted under the 2015 Plan as of September 30, 2018.

A summary of the status of the Company’s stock option activity for the nine months ended September 30, 2018 is presented in the table and narrative below:

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2018	12,160	$6.37
Granted	6,522	3.03
Exercised	(655)	2.88
Forfeited	(1,252)	4.43
Cancelled	(1,206)	7.96

Outstanding at September 30, 2018	15,569	$5.15

Options exercisable at September 30, 2018	8,351	$6.54

Weighted-average fair value of options granted during the period		$2.11

The Company utilizes the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of assumptions which determine the fair value of the stock-based awards. The assumptions used to value options granted to employees are as follows:

Nine Months Ended
	September 30, 2018	September 30, 2017
Expected term of option	6.0 years	6.0 years
Expected volatility	79% - 80%	82% - 83%
Risk free interest rate	2.62% -2.98%	2.04% - 2.08%
Expected dividend yield	0%	0%

Total compensation expense recorded in the accompanying statements of operations associated with stock option grants made to employees was $1,506 and $2,378 for the three months ended September 30, 2018 and 2017, respectively, and $7,281 and $8,288 for the nine months ended September 30, 2018 and 2017, respectively. Total compensation expense recorded in the accompanying statements of operations associated with stock option grants made to consultants was $89 and $0 for the three months ended September 30, 2018 and 2017, respectively, and $161 and $0 for the nine months ended September 30, 2018 and 2017, respectively. The Company recorded no tax benefit related to these stock options since the Company currently maintains a full valuation allowance on its deferred tax assets.

As of September 30, 2018, the intrinsic value of the stock options outstanding was $5,658, of which $1,879 related to vested stock options and $3,779 related to unvested stock options. The intrinsic value of stock options is calculated based on the difference between the exercise prices of the underlying common stock and the quoted stock price of the Company’s common stock as of the reporting date.

As of September 30, 2018, the total compensation cost related to unvested stock options not yet recognized in the financial statements was approximately $13,087, net of estimated forfeitures, and the weighted average period over which this amount is expected to be recognized is 2.9 years.

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

10. Stockholders’ Equity

Changes in stockholders’ equity for the nine months ended September 30, 2018 and 2017 were as follows:

	Nine Months Ended September 30,
	2018	2017
Balance at December 31, 2017 and 2016	$324,515	$399,454
Net loss	(53,671)	(62,033)
Stock-based compensation	7,496	8,364
Exercise of stock options	1,883	39
Change in unrealized loss on marketable securities	181	(214)
Issuance of common stock under the Employee Stock Purchase Plan	102	127

Balance at September 30, 2018 and 2017	$280,506	$345,737

11. Commitments and Contingencies

From time to time, in the ordinary course of business, the Company is subject to litigation and regulatory examinations as well as information gathering requests, inquiries and investigations. As of September 30, 2018, there were no outstanding matters.

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

Overview

We are a clinical-stage biopharmaceutical company focused on advancing our oral factor D inhibitors into late-stage development and commercialization. Each of the product candidates in our oral factor D portfolio was discovered in our laboratories and is wholly owned by us. We are focusing our product development activities on alternative pathway-mediated diseases where there are no approved therapies or where existing therapies are inadequate for patients. To advance our investigational product candidates into phase III clinical trials and commercialization, we plan to work closely with key stakeholders including patients, payors, regulators and healthcare professionals.

The complement system is a part of the human innate immune system and is believed to be comprised of three pathways: the alternative pathway, the lectin pathway and the classical pathway. We are advancing novel small molecules from our platform which target complement factor D, an essential protein of the alternative pathway. Experts believe the alternative pathway plays a critical role in a number of disease conditions including rare orphan conditions such as C3 glomerulopathy, or C3G, and immune complex membranoproliferative glomerulonephritis, or IC-MPGN, both diseases affecting the kidney, and paroxysmal nocturnal hemoglobinuria, or PNH, a blood disorder, as well as several more prevalent indications.

Our first-generation factor D inhibitor, ACH-4471, has demonstrated preliminary clinical proof-of-concept in patients with C3G and PNH and is being evaluated for safety and efficacy in phase II clinical trials in both diseases. In addition to ACH-4471, we have two potent and specific orally-administered second generation factor D inhibitors in phase I clinical trials, ACH-5228 and ACH-5548. We may seek to advance one or both of these compounds into phase II clinical trials for C3G or PNH pending analysis of the phase I clinical data in the fourth quarter of 2018. In December 2018 we plan to announce updates for our clinical programs and our anticipated clinical plans for 2019.

We were incorporated on August 17, 1998 in Delaware. Since our inception, we have spent substantial research and development funds to develop our product candidate pipeline and expect to continue to do so for the foreseeable future. We have incurred losses of $15.9 million and $19.3 million for the three months ended September 30, 2018 and 2017, respectively, and $53.7 million and $62.0 million for the nine months ended September 30, 2018 and 2017. As of September 30, 2018, we had an accumulated deficit of $656.3 million. As of September 30, 2018, we had $282.1 million in cash, cash equivalents and marketable securities and $152,000 of restricted cash.

We have funded our operations primarily through proceeds from the sale of equity securities. Through September 30, 2018, we have received approximately $932.4 million in aggregate gross proceeds from stock issuances, including convertible preferred stock, our initial public offering, private placements of our common stock, registered offerings of our common stock and an equity investment by a former collaboration partner.

We expect to incur substantial losses for at least the next several years as we seek to continue preclinical and clinical development of certain complement inhibitor product candidates. Our product development programs and the potential commercialization of our product candidates, if any, will require substantial additional cash to fund expenses. See “Liquidity and Capital Resources.”

Management Team Update

In August and September 2018, we hired several senior executives to expand our management team, including Steven Zelenkofske, DO, Chief Medical Officer, Paul Firuta, Chief Operating Officer, and Anthony Gibney, Chief Business Officer. We believe these highly experienced executives add significant value to our organization given their respective track records in clinical development and regulatory approvals, commercial preparedness and new product launch, and investment banking and capital markets.

In November 2018, Mary Kay Fenton resigned from her position as Chief Financial Officer, effective December 28, 2018.

Our Complement Factor D Portfolio

The following is a summary of our product development programs:

ACH-4471. ACH-4471 is a potent and specific inhibitor of factor D which has demonstrated preliminary proof-of-concept in phase II clinical trials in patients with PNH and C3G. We are currently continuing to conduct phase II clinical trials of ACH-4471, in both indications.

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

•

Phase II. ACH-4471 has been demonstrated to be highly specific for inhibition of factor D, a protein critical to the amplification of the complement system. In on-going dose ranging phase II clinical trials, doses start at 100mg or 150mg three times daily, or TID, with allowance for intra-patient dose escalation. To date, 250mg TID has been the highest dose administered in the phase II clinical trials.

C3G and IC-MPGN. We initiated a phase II clinical trial of ACH-4471 in patients with either C3G or IC-MPGN in September 2017 and we continue to add additional clinical trial sites and enroll patients. A sentinel group of patients received dosing of 100mg TID for a period of 14 days with a 7-day taper period, and subsequent groups of patients are being dosed at 200mg TID. This clinical trial is designed to measure C3, a complement protein in blood plasma that is typically low in C3G and IC-MPGN patients, as well as other measures of kidney function or damage characteristic of C3G and IC-MPGN. Preliminary data from four patients with C3G in this 14-day phase II trial suggest that ACH-4471 may reverse the alternative pathway hyperactivity in C3G based upon the observed improvements in complement biomarkers and proteinuria following 14 days of treatment of these four patients. In these patients, the primary clinical manifestation was significant proteinuria, or protein in the urine, which was reduced during the treatment period. Data from this 14-day biomarker study is anticipated to be released in December 2018.

We have also initiated two longer-term clinical trials in patients with biopsy-confirmed C3G or IC-MPGN. One is a phase II open-label, 12-month treatment trial in which patients will receive treatment with ACH-4471 with periodic assessment of clinical endpoints including proteinuria and estimated glomerular filtration rate, or eGFR. Patients from our 14-day phase II clinical trial in C3G or IC-MPGN will be eligible to continue therapy under this protocol after a wash-out period. Interim data from this open-label trial is anticipated to be released in December 2018.

In addition, we have initiated a phase II randomized, placebo-controlled, 6-month trial. This trial is expected to assess post-treatment renal biopsy findings, as well as changes in complement biomarkers, and clinical endpoints such as proteinuria and eGFR.

PNH. A phase II clinical trial of ACH-4471 in patients with untreated PNH has completed enrollment and is on-going. Interim data from this trial demonstrated that ACH-4471 mechanistically inhibited factor D, its intended target, and meaningfully improved lactate dehydrogenase, or LDH, hemoglobin, fatigue score, and other measures of response, including PNH clone size. We anticipate that top-line data from this trial will be released in December 2018.

We have also initiated a phase II clinical trial evaluating ACH-4471 in PNH patients currently receiving eculizumab, a therapy for patients with PNH, and who are deemed to be sub-optimal responders who have hemoglobin levels below 10 gm/dL and require transfusions with red blood cells. This trial is designed to evaluate 6 months of treatment with ACH-4471 plus eculizumab with the potential for patients to transition to a long-term treatment extension. We anticipate that interim data from this trial will be released in December 2018 and data from the completed clinical trial will be released in mid-2019.

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

•

Phase I. We initiated a first-in-human randomized, placebo-controlled, single-ascending dose phase I trial of ACH-5228 administered to healthy volunteers in December 2017. This trial enrolled 28 subjects in three cohorts, of which 18 subjects have been dosed and 10 subjects received placebo. The primary endpoint for the trial is the safety and tolerability of ACH-5228. Secondary endpoints include assessments of pharmacokinetics, pharmacodynamics, and evaluation of alternative pathway inhibition in ex vivo laboratory assessments of blood samples from subjects in order to establish a PK/PD relationship for ACH-5228. We expect to report interim data from this study in December 2018.

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

•

Phase I. We initiated a first-in-human randomized, placebo-controlled, single-ascending dose phase I trial of ACH-5548 administered to healthy volunteers in June 2018. This trial enrolled 28 subjects in three cohorts, of which 18 subjects have been dosed and 10 subjects received placebo. The primary endpoint for the trial is the safety and tolerability of ACH-5548. Secondary endpoints include assessments of pharmacokinetics, pharmacodynamics, and evaluation of alternative pathway inhibition in ex vivo laboratory assessments of blood samples from subjects in order to establish a PK/PD relationship for ACH-5548. We expect to report interim data from this study in December 2018.

Intellectual Property

The strength of our intellectual property portfolio relating to the development and commercialization of complement factor D inhibitors as therapeutics is essential to our business strategy. We exclusively own all of our issued patents and pending patent applications in the United States and in key markets around the world claiming our novel small molecule inhibitors, as well as their compositions and method of use to treat a wide range of disorders, including blood disorders such as PNH, hemolytic uremic syndrome, or HUS, and atypical hemolytic uremic syndrome, or aHUS, kidney disorders such as C3G, IC-MPGN, non-alcoholic steatohepatitis, fatty liver disease and cirrhosis, and ophthalmic disorders such as AMD and diabetic retinopathy.

We have a broad portfolio and exclusive rights to patents and patent applications on small molecule complement factor D inhibitors. Our intellectual property estate in this area includes 17 issued U.S. patents and over 90 provisional or active patent applications. Our portfolio includes issued patents covering our lead compound ACH-4471 in the United States and Japan and pending applications in a number of other countries. We continue to seek to grow our patent portfolio through our development efforts.

Financial Operations Overview

Revenue

During the three and nine months ended September 30, 2018 and 2017 we did not recognize any revenue. To date, we have not generated any revenue from the sale of any products.

Research and Development

Our research and development expenses reflect costs incurred for our proprietary research and development programs which consist primarily of salaries and benefits for our research and development personnel, costs of services by clinical research organizations, other outsourced research, materials used during research and development activities, facility-related costs such as rent and utilities associated with our laboratory and clinical development space and operating supplies.

All costs associated with internal research and development, and research and development services for which we have externally contracted, are expensed as incurred. The costs of obtaining patents for our candidates are expensed as incurred as indirect costs. Our research and development expenses for the nine months ended September 30, 2018 and 2017 were as follows:

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Clinical candidate direct external costs:
ACH-4471	$16,975	$12,469
ACH-5228	1,751	9,140
ACH-5548	1,888	—
Other next generation factor D inhibitors (oral and intravitreal)	1,420	6,452
Other	124	30

	22,158	28,091
Direct internal personnel costs	11,937	15,062

Sub-total direct costs	34,095	43,153
Indirect costs and overhead	5,366	6,050
Research and development tax credit	(182)	165

Total research and development	$39,279	$49,368

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

The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development of our product candidates. This is due to the numerous risks and uncertainties associated with developing drug products, including the uncertainty of:

•	the scope, rate of patient enrollment and progress, and expense of our clinical trials and other research and development activities;

•	the appropriate endpoints for clinical studies in diseases for which there are no previous regulatory approvals;

•	the potential benefits of our product candidates over other therapies;

•	our ability to successfully develop product candidates that inhibit new targets, such as factor D;

•	our ability to adequately demonstrate the safety and effectiveness of our product candidates;

•	our ability to market, commercialize and achieve market acceptance for any of our product candidates that we are developing or may develop in the future;

•	results of future clinical trials that we may conduct;

•	results of clinical trials conducted by our competitors;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the expense and timing of regulatory approvals; and

•	the expense of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

A change in the outcome of any of these variables with respect to the development of any of our product candidates would significantly change the costs and timing associated with the development of that product candidate. For example, if the U.S. Food and Drug Administration, or FDA, or another regulatory authority were to require us to conduct clinical trials beyond those which we currently anticipate will be required to complete clinical development of a product candidate, or if we experience significant delays in enrollment in any of our clinical trials, we would be required to expend significant additional financial resources and time on the completion of clinical development.

In addition, even if we are able to successfully develop and obtain approval and market access for any product candidate, the amount of revenues we are able to generate will depend on many factors, including but not limited to the breadth of the indication approved by regulatory authorities, the size of the appropriate patient population, the acceptability of the product profile and the competition from competing approved products, as well as products in development. Any failure to complete any stage of the development of any product candidate in a timely manner or successfully launch, market and sell any approved product, could have a material adverse effect on our operations, financial position and liquidity. A discussion of some of the risks and uncertainties associated with our product development efforts, and the potential consequences of failing to do so, are set forth in Part II, Item 1A below under the heading “Risk Factors.”

General and Administrative

Our general and administrative expenses consist primarily of salaries and benefits for management and administrative personnel, professional fees for legal, accounting and other services, travel costs and facility-related costs such as rent, utilities and other general office expenses.

Critical Accounting Policies and Estimates

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our critical accounting estimates is included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in our Annual Report on Form 10-K for the year ended December 31, 2017. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a significant impact on our financial results. During the first nine months of 2018, there were no significant changes in our estimates or our critical accounting policies.

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

Comparison of Three and Nine Months Ended September 30, 2018 and 2017

Revenues

During the three and nine months ended September 30, 2018 and 2017 we did not recognize any revenue.

Research and Development Expenses

Research and development expenses, exclusive of restructuring charges, were $13.1 million and $15.6 million for the three months ended September 30, 2018 and 2017, respectively, and $39.3 million and $49.4 million for the nine months ended September 30, 2018 and 2017, respectively. The decrease for the three and nine months ended September 30, 2018 was primarily due to decreased manufacturing and formulation costs related to ACH-5228 and decreased discovery research costs related to our intravitreal factor D inhibitors, combined with decreased personnel costs and non-cash stock compensation due to fewer employees, including fewer executives. These amounts were partially offset by increased clinical trial costs related to ACH-4471 and preclinical costs related to ACH-5548. We expect a slight increase in research and development expenses during the fourth quarter of 2018 as a result of increased clinical trial activity. Research and development expenses for the three and nine months ended September 30, 2018 and 2017 are comprised as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	(in thousands)
	2018	2017	Change	% Change	2018	2017	Change	% Change
Personnel costs	$2,889	$3,339	$(450)	(13)%	$9,876	$11,402	$(1,526)	(13)%
Stock-based compensation	609	989	(380)	(38)%	2,060	3,660	(1,600)	(44)%
Outsourced research and supplies	7,200	8,714	(1,514)	(17)%	19,053	26,372	(7,319)	(28)%
Professional and consulting fees	1,270	1,376	(106)	(8)%	4,858	4,180	678	16%
Facilities costs	978	814	164	20%	2,877	2,445	432	18%
Travel and other costs	248	488	(240)	(49)%	737	1,144	(407)	(36)%
Research and development tax credit	(57)	(100)	43	(43)%	(182)	165	(347)	(210)%

Total	$13,137	$15,620	$(2,483)	(16)%	$39,279	$49,368	$(10,089)	(20)%

General and Administrative Expenses

General and administrative expenses, exclusive of restructuring charges, were $4.2 million and $4.8 million for the three months ended September 30, 2018 and 2017, respectively, and $16.6 million and $15.9 million for the nine months ended September 30, 2018 and 2017, respectively. The decrease for the three months ended September 30, 2018 was primarily due to decreased non-cash stock compensation expense related to our former chief executive officer combined with fewer employees. The increase for the nine months ended September 30, 2018 was primarily due to increased personnel and non-cash stock-based compensation charges related to the transition of our former chief executive officer, partially offset by decreased consulting fees. We expect general and administrative expenses during the fourth quarter of 2018 will be consistent with prior quarters in 2018. General and administrative expenses for the three and nine months ended September 30, 2018 and 2017 are comprised as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	(in thousands)
	2018	2017	Change	% Change	2018	2017	Change	% Change
Personnel costs	$1,265	$1,401	$(136)	(10)%	$5,483	$4,622	$861	19%
Stock-based compensation	1,003	1,416	(413)	(29)%	5,255	4,704	551	12%
Professional and consulting fees	1,060	1,304	(244)	(19)%	3,181	4,081	(900)	(22)%
Facilities costs	374	344	30	9%	1,126	1,014	112	11%
Travel and other costs	450	378	72	19%	1,515	1,432	83	6%

Total	$4,152	$4,843	$(691)	(13)%	$16,560	$15,853	$707	4%

Other Income (Expense)

Interest income was $1.5 million and $1.1 million for the three months ended September 30, 2018 and 2017, respectively. The $0.4 million, or 36%, increase was primarily due to a greater return on investments during the three months ended September 30, 2018. Interest expense was $4,000 and $8,000 for the three months ended September 30, 2018 and 2017, respectively.

Interest income was $4.1 million and $3.2 million for the nine months ended September 30, 2018 and 2017, respectively. The $0.9 million, or 28% increase was primarily due to a greater return on investments during the nine months ended September 30, 2018. Interest expense was $25,000 and $37,000 for the nine months ended September 30, 2018 and 2017, respectively.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through proceeds from the sale of equity securities. Through September 30, 2018, we have received approximately $932.4 million in aggregate gross proceeds from stock issuances, including convertible preferred stock, our initial public offering, private placements of our common stock, registered offerings of our common stock and an equity investment by a former collaboration partner.

We had $282.1 million and $330.6 million in cash, cash equivalents and marketable securities as of September 30, 2018 and December 31, 2017, respectively, and $152,000 of restricted cash as of September 30, 2018 and December 31, 2017, respectively. We regularly review our investments and monitor the financial markets. As of September 30, 2018, our cash, cash equivalents and marketable securities included high-quality financial instruments, primarily money market funds, government sponsored bond obligations and other corporate debt securities which we believe are subject to limited credit risk.

In October 2014, we entered into a Master Security Agreement for a $1.0 million Capital Expenditure Line of Credit, or the 2014 Credit Facility, with Webster Bank, National Association, or Webster. In May 2016, we entered into an amendment to the Master Security Agreement. The amendment provided for a line of credit for equipment loan advances of $1.4 million, of which approximately $400,000 reflected the outstanding balance as of the date of the amendment, under the Master Security Agreement, dated October 2014 and extended the period during which we were entitled to draw down equipment loan advances through May 26, 2017. In July 2017, Webster agreed to further extend the period during which we were entitled to draw down under the facility through May 28, 2018. We are no longer entitled to draw down under the facility. Under the facility, purchased equipment serves as collateral for any advances. Each drawdown under the facility is payable over a three-year term and bears interest at a fixed rate, determined at the time of each borrowing, equal to the Three Year Federal Home Loan Bank of Boston Classic Advance rate plus 4.75%. In October 2016, Webster advanced $443,000 to us under the facility.

As of September 30, 2018, our debt balance due to borrowings was $169,000 with a weighted average interest rate of 6.01%.

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

Cash used in operating activities was $50.3 million for the nine months ended September 30, 2018 and was primarily attributable to our $53.7 million net loss, combined with a $3.6 million decrease in accounts payable. This amount was partially offset by $7.5 million in non-cash stock-based compensation. Cash used in operating activities was $39.2 million for the nine months ended September 30, 2017 and was primarily attributable to our $62.0 million net loss, which was partially offset by a $15.0 million decrease in accounts receivable, primarily related to the receipt of a $15.0 million milestone payment from Janssen Pharmaceuticals, Inc. in January 2017, combined with $8.4 million in non-cash stock-based compensation.

Cash provided by investing activities was $41.3 million for the nine months ended September 30, 2018 and was primarily attributable to $214.7 million in maturities of marketable securities partially offset by $173.0 million in purchases of marketable securities. Cash provided by investing activities was $14.4 million for the nine months ended September 30, 2017 and was primarily attributable to $280.6 million in maturities of marketable securities partially offset by $265.7 million in purchases of marketable securities.

Cash provided by financing activities was $1.9 million for the nine months ended September 30, 2018 and was primarily attributable to proceeds from the exercise of stock options. Cash used in financing activities was $291,000 for the nine months ended September 30, 2017 and was primarily attributable to the payment of $175,000 of deferred financing costs related to the universal shelf registration on Form S-3 filed in February 2017 and our entry into the sales agreement with Cantor, combined with $282,000 attributable to repayments of debt. This amount was offset by $127,000 in proceeds received from the sale of our common stock under our Employee Stock Purchase Plan and the exercise of stock options.

Our product development programs and the potential commercialization of our product candidates, if any, will require substantial additional cash to fund expenses. For some of our product candidates, we may collaborate with third-party pharmaceutical and biotechnology companies for the development and potential commercialization of our product candidates, or we will seek to raise funds through public or private equity or debt financings or other sources of financing. There can be no assurance that we will be able to enter into third-party collaborations, or that funds will be available on terms favorable to us, if at all. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our current projected operating requirements for at least the next 12 months. However, our future capital requirements may change and will depend upon numerous factors, including but not limited to:

•	the scope, progress, results and costs of drug discovery, preclinical development, laboratory testing and clinical trials for our product candidates;

•	our ability to enter into and the terms and timing of any collaborations, licensing or other arrangements that we may establish;

•	the number of future product candidates that we pursue and their development requirements;

•	the outcome, timing and costs of seeking regulatory approvals;

•

the costs of commercialization activities for any of our product candidates that receive marketing approval to the extent such costs are not the responsibility of any collaborators, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;

•	subject to receipt of market approval, revenue, if any, received from commercial sales of our product candidates;

•	our headcount growth and associated costs as, and when, we seek to expand our clinical development capabilities and establish a commercial infrastructure;

•	the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent and other intellectual property rights and defending against intellectual property-related claims;

•	our ability to raise debt or equity capital, including any changes in the credit or equity markets that may impact our ability to obtain capital in the future;

•	the costs associated with, and the outcome of, lawsuits against us, if any;

•	our acquisition and development of new technologies and product candidates; and

•	competing technological and market developments, including those currently unknown to us.

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

•

obtain funds through arrangements with collaborators or others on terms that may be unfavorable to us or that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently; and/or

•	pursue merger or acquisition strategies.

If our operating plan changes, we may need additional funds sooner than planned. Such additional financing may not be available when we need it or may not be available on terms that are favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. If adequate funds are not available to us on a timely basis, or at all, we may be required to terminate or delay preclinical studies, clinical trials or other development activities for one or more of our product candidates. We may seek additional financing through a combination of private and public equity offerings, debt financings and collaboration, strategic alliance and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing stockholders will be diluted, and the terms may include adverse liquidation or other preferences that adversely affect stockholders’ rights.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2018.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to the Discovery and Development of Our Product Candidates

Our approach to the discovery and development of product candidates that target complement alternative pathway factor D inhibition is unproven, and we do not know whether we will be able to develop any products of commercial value.

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

Our approach to the discovery and development of product candidates that target the alternative pathway is unproven. We are currently only in the early clinical testing stages for our most advanced product candidates under this program. We may not successfully develop any medicines that target alternative pathway inhibition, and even if we are successful in early development, any medicines that we develop may not effectively inhibit the alternative pathway or provide a clinical benefit. Even if we are able to develop a product candidate that effectively inhibits complement factor D in preclinical studies, we may not succeed in demonstrating safety and efficacy of the product candidate in human clinical trials. For example, although lampalizumab, a product candidate that was in clinical development with another company that targeted complement factor D inhibition in geographic atrophy, or GA, was reported to have demonstrated safety, tolerability and evidence of activity in a phase II trial, the trial’s sponsor announced that in two phase III trials of the product candidate in GA did not meet its primary endpoint of reducing GA lesions when compared to a sham treatment, and the program was discontinued. Our focus on using our proprietary technology to identify product candidates targeting the alternative pathway may not result in the discovery and development of commercially viable medicines to treat human disease.

If we are unable to develop, obtain marketing approval for or successfully commercialize product candidates, either alone or through a collaboration, or if we experience significant delays in doing so, our business could be materially harmed.

We currently have no products approved for sale and are investing substantially all of our efforts and financial resources on the development of our complement inhibitor platform. Our prospects are substantially dependent on our ability, or that of any future collaborator we may have to develop, obtain marketing approval for, and successfully commercialize at least one product candidate in one or more disease indications based upon our programs.

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

The success of our complement inhibitor platform also depends on our ability to compete with other marketed therapies for complement-mediated diseases such as those from Alexion Pharmaceuticals, Inc., and other potential therapies in development by Akari Therapeutics PLC, Amgen Inc., Amyndas Pharmaceuticals S.A., Apellis Pharmaceuticals, Inc., ChemoCentryx, Inc., Ionis Pharmaceuticals, Inc., Novartis AG, Omeros Corporation, Ra Pharmaceuticals, Inc., Regeneron Pharmaceuticals, Inc., and Roche.

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

The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of clinical trials do not necessarily predict success in future clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier development, and we cannot be certain that we will not face similar setbacks. The design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. In addition, changes to formulations of product candidates may result in delays and requirements for additional clinical testing. We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses. Many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for the product candidates. Even if we, or any future collaborators, believe that the results of clinical trials for our product candidates warrant marketing approval, the FDA or comparable foreign regulatory authorities may disagree and may not grant marketing approval of our product candidates.

In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, variability of the disease being studied, changes in and adherence to the dosing regimen and other clinical trial protocols and the rate of dropout among clinical trial participants. If we fail to receive positive results in clinical trials of our product candidates, the development timeline and regulatory approval and commercialization prospects for our most advanced product candidates, and, correspondingly, our business and financial prospects would be negatively impacted.

We may expend our resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable product candidates. For example, we are currently focusing our efforts in developing ACH-4471 for PNH, C3G, and IC-MPGN, and ACH-5228 and ACH-5548 are currently in phase I clinical development. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to the product candidate.

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

Clinical product development involves a lengthy and expensive process with an uncertain outcome.

Clinical testing is expensive, time-consuming and uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. The clinical development of our product candidates is susceptible to the risk of failure inherent at any stage of drug development, including failure to demonstrate efficacy in a clinical trial or across a broad population of patients, the occurrence of adverse events that are severe or medically or commercially unacceptable, failure to comply with protocols or applicable regulatory requirements and determination by the FDA or any comparable foreign regulatory authority that a product candidate may not continue development or is not approvable. It is possible that even if one or more of our product candidates has a beneficial effect, that effect will not be detected during clinical evaluation as a result of one or more of a variety of factors, including the size, duration, design, measurements, conduct or analysis of any clinical trials. Conversely, as a result of the same factors, any clinical trials may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any. Similarly, in any clinical trials we may fail to detect toxicity of or intolerability caused by our product candidates, or mistakenly believe that our product candidates are toxic or not well tolerated when that is not in fact the case.

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

Our failure to successfully initiate and complete clinical trials of our product candidates and to demonstrate the efficacy and safety necessary to obtain regulatory approval to market any of our product candidates would significantly harm our business.

If clinical trials of our product candidates fail to satisfactorily demonstrate safety and efficacy to the FDA and other regulators, we, or any future collaborators, may incur additional costs or experience delays in completing, or may ultimately be unable to complete, the development and commercialization of these product candidates.

We, and any future collaborators, are not permitted to commercialize, market, promote or sell any product candidate in the United States without obtaining marketing approval from the FDA. Foreign regulatory authorities, such as the European Medicines Agency, or the EMA, impose similar requirements. We, and any future collaborators, may never receive such approvals. We, and any future collaborators, must complete extensive preclinical development and clinical trials to demonstrate the safety and efficacy of our product candidates in humans before we, or they, will be able to obtain these approvals.

Clinical testing is expensive, difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome. In addition, our interest in developing potential therapies for rare diseases for which there is no currently available treatment, such as C3G, makes the difficulty in study design and outcome more challenging, as the appropriate endpoints for obtaining approval from regulatory authorities have not been previously defined. Additionally, the clinical course of C3G is highly variable and it may be difficult to identify appropriate patients for clinical trials. PNH and C3G are chronic conditions and regulatory authorities may require clinical trials for longer periods than anticipated by us. Any inability to successfully complete preclinical and clinical development could result in additional costs to us, or any future collaborators, and impair our ability to generate revenues from product sales, regulatory and commercialization milestones and royalties. Moreover, if (1) we, or any future collaborators, are required to conduct additional clinical trials or other testing of our product candidates beyond the trials and testing that we, or they contemplate, (2) we, or any future collaborators, are unable to successfully complete clinical trials of our product candidates or other testing, (3) the results of these trials or tests are unfavorable, uncertain or are only modestly favorable, or (4) there are unacceptable safety concerns associated with our product candidates, we, or any future collaborators, in addition to incurring additional costs, may:

•	be delayed in obtaining marketing approval for our product candidates;

•	not obtain marketing approval at all;

•	obtain approval for indications or patient populations that are not as broad as intended or desired;

•	obtain approval with labeling that includes significant use or distribution restrictions or significant safety warnings, including boxed warnings;

•	be subject to additional post-marketing testing or other requirements; or

•	be required to remove the product from the market after obtaining marketing approval.

Adverse events or undesirable side effects caused by, or other unexpected properties of, any of our product candidates may be identified during development that could delay or prevent their marketing approval or limit their use.

Adverse events or undesirable side effects caused by, or other unexpected properties of, our product candidates could cause us, any future collaborators, an institutional review board or regulatory authorities to interrupt, delay or halt clinical trials of one or more of our product candidates and could result in a more restrictive label or FDA requirement for a risk evaluation and mitigation strategy, or REMS, or the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities. For example, treatment with complement inhibitors, like each of our factor D inhibitors, may decrease the body’s ability to fend off infection by certain types of pathogens. Treatment with the marketed complement C5 inhibitor, eculizumab (Soliris®), is associated with increased risk for certain types of infection, including meningococcal infection. For this reason, patients treated with complement inhibitors, including patients treated in our future clinical trials, may be vaccinated for pathogens known to have increased risk of infection with complement deficiency or inhibition and may also be treated with prophylactic antibiotics in an effort to reduce the risk of an adverse event resulting from an infection. However, there is a risk that vaccination and/or prophylactic antibiotics will not prevent or reduce the risk of infections, including meningococcal infection.

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

If any of our product candidates is associated with adverse events or undesirable side effects or has properties that are unexpected, we, or any future collaborators, may need to abandon development or limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in clinical or earlier stage testing have later been found to cause undesirable or unexpected side effects that prevented further development of the compound.

If we, or any future collaborators, experience any of a number of possible unfavorable events in connection with clinical trials of our product candidates, potential marketing approval or commercialization of our product candidates could be delayed or prevented.

We, or any future collaborators, may experience numerous unfavorable events during, or as a result of, clinical trials that could delay or prevent marketing approval or commercialization of our product candidates, including:

•	clinical trials of our product candidates may produce unfavorable or inconclusive results;

•	we, or any future collaborators, may decide, or regulators may require us or them, to conduct additional clinical trials or abandon product development programs;

•

the number of patients required for clinical trials of our product candidates may be larger than we, or any future collaborators, anticipate, patient enrollment in these clinical trials may be slower than we, or any future collaborators, anticipate or participants may drop out of these clinical trials at a higher rate than we, or any future collaborators, anticipate;

•	the cost of planned clinical trials of our product candidates may be greater than we anticipate;

•

our third-party contractors or those of any future collaborators, including those manufacturing our product candidates or components or ingredients thereof or conducting clinical trials on our behalf or on behalf of any future collaborators, may fail to comply with regulatory requirements or meet their contractual obligations to us or any future collaborators in a timely manner or at all;

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

•

we, or any future collaborators, may have to delay, suspend or terminate clinical trials of our product candidates for various reasons, including a finding that the participants are being exposed to unacceptable health risks, undesirable side effects or other unexpected characteristics of the product candidate;

•

regulators or institutional review boards may require that we, or any future collaborators, or our or their investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or their standards of conduct, a finding that the participants are being exposed to unacceptable health risks, undesirable side effects or other unexpected characteristics of the product candidate or findings of undesirable effects caused by a chemically or mechanistically similar product or product candidate;

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

•

the supply or quality of raw materials or manufactured product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient, inadequate or not available at an acceptable cost, or we may experience interruptions in supply; and

•	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient to obtain marketing approval.

Product development costs for us, or any future collaborators, will increase if we, or they, experience delays in testing or pursuing marketing approvals and we, or they, may be required to obtain additional funds to complete clinical trials and prepare for possible commercialization of our product candidates. We do not know whether any preclinical tests or clinical trials will begin as planned, will need to be restructured, or will be completed on schedule or at all. Significant preclinical or clinical trial delays also could shorten any periods during which we, or any future collaborators, may have the exclusive right to commercialize our product candidates or allow our competitors, or the competitors of any future collaborators, to bring products to market before we, or any future collaborators, do and impair our ability, or the ability of any future collaborators, to successfully commercialize our product candidates and may harm our business and results of operations. In addition, many of the factors that lead to clinical trial delays may ultimately lead to the denial of marketing approval of any of our product candidates.

If we, or any future collaborators, experience delays or difficulties in the enrollment of patients in clinical trials, our or their receipt of necessary regulatory approvals could be delayed or prevented.

We, or any future collaborators, may not be able to initiate or continue clinical trials for any of our product candidates if we, or they, are unable to locate and enroll a sufficient number of eligible patients to participate in clinical trials. We are investigating our product candidates in PNH, C3G and IC-MPGN, all of which are rare diseases. Arranging for investigative sites and recruiting patients for our clinical trials in these diseases may be very difficult, particularly in diseases that only recently have been characterized in the medical literature such as C3G. In addition, other companies are currently investigating their investigational products in PNH and C3G which may make it more difficult to enroll eligible patients into our clinical trials. Patient enrollment is a significant factor in the timing of clinical trials, and is affected by many factors, including:

•	the size and nature of the patient population, particularly for rare diseases such as PNH, C3G and IC-MPGN;

•	the severity of the disease under investigation;

•	the proximity of patients to clinical sites;

•	the eligibility criteria for the trial;

•	the design of the clinical trial;

•	efforts to facilitate timely enrollment;

•	competing clinical trials; and

•

clinicians’ and patients’ perceptions as to the potential advantages and risks of the product being studied in relation to other available therapies, including any new product that may be approved for the indications we are investigating.

Our inability, or the inability of any future collaborators, to enroll a sufficient number of patients for our, or their, clinical trials could result in significant delays or may require us or them to abandon one or more clinical trials altogether. Enrollment delays in our, or their, clinical trials may result in increased development costs for our product candidates, delay or halt the development of and approval processes for our product candidates and jeopardize our, or any future collaborators’, ability to commence sales of and generate revenues from our product candidates, which could cause the value of our company to decline and limit our ability to obtain additional financing, if needed.

If any of our product candidates receives marketing approval and we, or others, later discover that the product is less effective than previously believed or causes undesirable side effects that were not previously identified, our ability, or that of any future collaborators, to market the product could be compromised.

Clinical trials of our product candidates are expected to be conducted in carefully defined subsets of patients who have agreed to enter into clinical trials. Consequently, it is possible that our clinical trials, or those of any future collaborator, may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any, or alternatively fail to identify undesirable side effects. If, following approval of a product candidate, we, or others, discover that the product is less effective than previously believed or causes undesirable side effects that were not previously identified, any of the following adverse events could occur:

•	regulatory authorities may withdraw their approval of the product;

•	we, or any future collaborators, may be required to recall the product, change the way the product is administered or conduct additional clinical trials;

•	additional restrictions may be imposed on the marketing of, or the manufacturing processes for, the particular product;

•	we may be subject to fines, injunctions or the imposition of civil or criminal penalties;

•	regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication;

•	we, or any future collaborators, may be required to create a Medication Guide outlining the risks of the previously unidentified side effects for distribution to patients;

•	we, or any future collaborators, could be sued and held liable for harm caused to patients;

•	the product may become less competitive; and

•	our reputation may suffer.

Any of these events could have a material and adverse effect on our operations and business and could adversely impact our stock price.

Even if one of our product candidates receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third party payors, health authorities and others in the medical community necessary for commercial success and the market opportunity for the product candidate may be smaller than we estimate.

We have never commercialized a product. Even if one of our product candidates is approved by the appropriate regulatory authorities for marketing and sale, it may nonetheless fail to gain sufficient, or even any, market acceptance by physicians, patients, third party payors, health authorities and others in the medical community. For example, physicians are often reluctant to switch their patients from existing therapies even when new and potentially more effective or convenient treatments enter the market. Further, patients often acclimate to the therapy that they are currently taking and do not want to switch unless their physicians recommend switching products or they are required to switch therapies due to lack of reimbursement for existing therapies.

Efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may not be successful. If any of our product candidates is approved but does not achieve an adequate level of market acceptance, we may not generate significant revenues and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

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

If we are unable to establish sales, marketing and distribution capabilities or enter into sales, marketing and distribution arrangements with third parties, we may not be successful in commercializing any product candidates that we develop if and when those product candidates are approved.

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

We generally plan to seek to retain full commercialization rights in the United States for products that we can commercialize with a small specialized sales force in certain rare diseases. The development of sales, marketing and distribution capabilities will require substantial resources, will be time-consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing and distribution capabilities is delayed or does not occur for any reason, we could have prematurely or unnecessarily incurred these commercialization costs. This may be costly, and our investment could be lost if we cannot retain or reposition our sales and marketing personnel. In addition, we may not be able to hire or retain a sales force in the United States that is sufficient in size or has adequate expertise in the medical markets that we plan to target. If we are unable to establish or retain a sales force and marketing and distribution capabilities, our operating results may be adversely affected. If a potential partner has development or commercialization expertise that we believe is particularly relevant to one of our products, then we may seek to collaborate with that potential partner even if we believe we could otherwise develop and commercialize the product independently.

We generally plan to collaborate with third parties for commercialization in the United States of any products that we cannot commercialize with a small sales force and that require a large sales, marketing and product distribution infrastructure. We also plan to commercialize our product candidates outside the United States through collaboration, licensing and distribution arrangements with third parties. As a result of entering into arrangements with third parties to perform sales, marketing and distribution services, our product revenues or the profitability of these product revenues may be lower, perhaps substantially lower, than if we were to directly market and sell products in those markets. Furthermore, we may be unsuccessful in entering into the necessary arrangements with third parties or may be unable to do so on terms that are favorable to us. In addition, we may have little or no control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively.

If we do not establish sales, marketing and distribution capabilities, either on our own or in collaboration with third parties, we will not be successful in commercializing any of our product candidates that receive marketing approval.

We face substantial competition from other pharmaceutical and biotechnology companies, and our operating results may suffer if we fail to compete effectively.

The development and commercialization of new drug products is highly competitive. We expect that we and our future collaborators, if any, will face significant competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide with respect to any of our product candidates that we, or they, may seek to develop or commercialize in the future. There are a number of pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of product candidates for the treatment of the key complement-mediated disease indications. For example, Alexion Pharmaceuticals, Inc.’s eculizumab (Soliris®) is a marketed therapy for the treatment of PNH and atypical hemolytic uremic syndrome. Akari Therapeutics PLC, Amgen Inc. Amyndas Pharmaceuticals S.A., Apellis Pharmaceuticals, Inc., ChemoCentryx, Inc., Ionis Pharmaceuticals, Inc., Novartis AG, Omeros Corporation, Ra Pharmaceuticals, Inc., Regeneron Pharmaceuticals, Inc., and Roche have complement inhibitor therapies in development for other hematologic or nephritic diseases. Our competitors may succeed in developing, acquiring or licensing technologies and drug products that are more effective, have fewer or more tolerable side effects or are less costly than any product candidates that we are currently developing or that we may develop, which could render our product candidates obsolete and noncompetitive.

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

Competition that our products may face from generic versions of our products could materially and adversely impact our future revenue, profitability and cash flows and substantially limit our ability to obtain a return on the investments we have made in those product candidates.

Even if we, or any future collaborators, are able to commercialize any product candidate that we, or they, develop, the product may become subject to unfavorable pricing regulations, third party payor reimbursement practices or healthcare reform initiatives that could harm our business.

The commercial success of our product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by third party payors, including government health administration authorities and private health coverage insurers. If coverage and reimbursement is not available, or reimbursement is available only to limited levels, we, or any future collaborators, may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us, or any future collaborators, to establish or maintain pricing sufficient to realize a sufficient return on our or their investments. In the United States, no uniform policy of coverage and reimbursement for products exists among third party payors and coverage and reimbursement for products can differ significantly from payor to payor.

There is significant uncertainty related to third party payor coverage and reimbursement of newly approved products. Marketing approvals, pricing and reimbursement for new drug products vary widely from country to country. Some countries require approval of the sale price of a product before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we, or any future collaborators, might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay commercial launch of the product, possibly for lengthy time periods, which may negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability or the ability of any future collaborators to recoup our or their investment in one or more product candidates, even if our product candidates obtain marketing approval.

Patients who are provided medical treatment for their conditions generally rely on third party payors to reimburse all or part of the costs associated with their treatment. Therefore, our ability, and the ability of any future collaborators, to commercialize any of our product candidates will depend in part on the extent to which coverage and reimbursement for these products and related treatments will be available from third party payors. Third party payors decide which medications they will cover and establish reimbursement levels. The healthcare industry is acutely focused on cost containment, both in the United States and elsewhere. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications, which could affect our ability or that of any future collaborators to sell our product candidates profitably. These payors may not view our products, if any, as cost-effective, and coverage and reimbursement may not be available to our customers, or those of any future collaborators, or may not be sufficient to allow our products, if any, to be marketed on a competitive basis. Cost-control initiatives could cause us, or any future collaborators, to decrease the price we, or they, might establish for products, which could result in lower than anticipated product revenues. If the prices for our products, if any, decrease or if governmental and other third-party payors do not provide coverage or adequate reimbursement, our prospects for revenue and profitability will suffer.

There may also be delays in obtaining coverage and reimbursement for newly approved products, and coverage may be more limited than the indications for which the product is approved by the FDA or comparable foreign regulatory authorities. Moreover, eligibility for reimbursement does not imply that any product will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Reimbursement rates may vary, by way of example, according to the use of the product and the clinical setting in which it is used. Reimbursement rates may also be based on reimbursement levels already set for lower cost products or may be incorporated into existing payments for other services.

In addition, increasingly, third party payors are requiring higher levels of evidence of the benefits and clinical outcomes of new technologies and are challenging the prices charged. We cannot be sure that coverage will be available for any product candidate that we, or any future collaborator, commercialize and, if available, that the reimbursement rates will be adequate. Further, the net reimbursement for product products may be subject to additional reductions if there are changes to laws that presently restrict imports of products from countries where they may be sold at lower prices than in the United States. An inability to promptly obtain coverage and adequate payment rates from both government-funded and private payors for any of our product candidates for which we, or any future collaborator, obtain marketing approval could significantly harm our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

Spurred by examples of large price increases for certain drug products, political candidates and others have raised media attention to the issue of pharmaceutical price regulation. For example, recently announced plans have included elements such as patient spending caps, requirements for drug makers to spend a defined portion of their profits on research and development, allowing Americans to import lower-priced drugs from other countries and addressing specialty pharmaceuticals which tend to have higher prices than other drugs. If greater regulation of pharmaceutical pricing is approved, we may not be able to receive adequate reimbursement for our drug therapies or may be forced to accept pricing at levels lower than that which would make us profitable. We cannot predict the political or regulatory climate that may result in enhanced drug pricing regulations.

Product liability lawsuits against us could divert our resources, cause us to incur substantial liabilities and limit commercialization of any products that we may develop.

We face an inherent risk of product liability claims as a result of the clinical testing of our product candidates despite obtaining appropriate informed consents from any clinical trial participants. We will face an even greater risk if we or any future collaborators commercially sell any product that we may, or they may, develop. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for our product candidates or products that we may develop;

•	injury to our reputation and significant negative media attention;

•	withdrawal of clinical trial participants;

•	significant costs to defend resulting litigation;

•	substantial monetary awards to trial participants or patients;

•	loss of revenue;

•	reduced resources of our management to pursue our business strategy; and

•	the inability to commercialize any products that we may develop.

Although we maintain general liability insurance and clinical trial/products liability insurance, this insurance may not fully cover potential liabilities that we may incur. The cost of any product liability litigation or other proceeding, even if resolved in our favor, could be substantial. We will need to increase our insurance coverage if and when we begin selling any product candidate that receives marketing approval. In addition, insurance coverage is becoming increasingly expensive. If we are unable to obtain or maintain sufficient insurance coverage at an acceptable cost or to otherwise protect against potential product liability claims, it could prevent or inhibit the development and commercial production and sale of our product candidates, which could adversely affect our business, financial condition, results of operations and prospects.

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

We have incurred significant annual net operating losses since our inception. We expect to continue to incur significant and accumulating net operating losses for at least the next several years. Our net losses were $15.9 million and $19.3 million for the three months ended September 30, 2018 and 2017, respectively, and $53.7 million and $62.0 million for the nine months ended September 30, 2018 and 2017, respectively. We had an accumulated deficit of $656.3 million at September 30, 2018. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We are currently only in the early clinical testing stages for our most advanced product candidate under our complement inhibitor platform and expect that it will be many years, if ever, before we have a product candidate ready for commercialization.

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

We anticipate that our expenses will increase substantially if and as we:

•	continue clinical development efforts for our factor D inhibitor product candidates, including ACH-4471, ACH-5228 and ACH-5548;

•	seek regulatory and marketing approvals for our product candidates that successfully complete clinical trials, if any;

•	establish sales, marketing, distribution and other commercial infrastructure to commercialize various products for which we may obtain marketing approval, if any;

•	contract for the manufacture of larger quantities of product candidates for clinical development and potentially commercialization;

•	maintain, expand and protect our intellectual property portfolio; and

•	hire and retain additional personnel, such as clinical, quality control and regulatory personnel.

Our ability to become and remain profitable depends on our ability to generate revenue. We do not expect to generate significant revenue unless and until we are, or any future collaborator is, able to obtain marketing approval for, and successfully commercialize, products based on our programs. This will require success in a range of challenging activities, including completing clinical trials of our product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing and selling those products for which we, or any future collaborators, may obtain marketing approval, satisfying any post-marketing requirements and obtaining reimbursement for our products from private insurance or government payors. Because of the uncertainties and risks associated with these activities, we are unable to accurately predict the timing and amount of increased expenses, and if or when we might achieve profitability. We and any future collaborators may never succeed in these activities and, even if we do, or any future collaborators do, we may never generate revenues that are large enough for us to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and adversely impact our stock price and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our pipeline of product candidates or continue our operations.

We will need additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We expect our expenses to increase in connection with our ongoing activities, particularly as we initiate clinical trials of, initiate new research and preclinical development efforts for and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we may incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of a future collaborator. Accordingly, we will need to obtain additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

We will be required to expend significant funds in order to advance the development of our complement factor D inhibitor product candidates. In addition, while we may seek one or more collaborators for future development of our product candidates, we may not be able to enter into a collaboration for any of our product candidates on suitable terms or at all. In any event, our existing cash, cash equivalents and marketable securities will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development of any of our product candidates. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. We do not have any committed external source of funds. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. Furthermore, as a result of the termination of our exclusive license and collaboration agreement with Janssen Pharmaceuticals, Inc., or Janssen, which we refer to as the Janssen Agreement, we will not receive any future milestone-based or royalty payments under that arrangement.

We believe that our existing cash, cash equivalents and marketable securities as of September 30, 2018, will enable us to fund our current projected operating requirements for at least the next 12 months from the issuance of these financial statements. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•	the scope, progress, results and costs of drug discovery, preclinical development, laboratory testing and clinical trials for our product candidates;

•	our ability to realize the planned cost savings benefits of the restructuring we implemented in February 2018, which included a significant reduction in our workforce;

•	our ability to enter into and the terms and timing of any collaborations, licensing or other arrangements that we may establish;

•	the number of future product candidates that we pursue and their development requirements;

•	the outcome, timing and costs of seeking regulatory approvals;

•

the costs of commercialization activities for any of our product candidates that receive marketing approval to the extent such costs are not the responsibility of any collaborators, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;

•	subject to receipt of marketing approval, revenue, if any, received from commercial sales of our product candidates;

•	our headcount growth and associated costs as we seek to expand our clinical development capabilities and establish a commercial infrastructure;

•	the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent and other intellectual property rights and defending against intellectual property-related claims;

•	our ability to raise debt or equity capital, including any changes in the credit or equity markets that may impact our ability to obtain capital in the future;

•	the costs associated with, and the outcome of, lawsuits against us, if any;

•	our acquisition and development of new technologies and product candidates; and

•	competing technological and market developments, including those currently unknown to us.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

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

In addition, debt financing, if available, could result in fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, creating liens, redeeming stock or declaring dividends, that could adversely impact our ability to conduct our business. In addition, securing financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our product candidates.

If we raise additional funds through collaborations or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

As a result of the termination of the Janssen Agreement, we will not receive any future milestone-based or royalty payments from Janssen relating to our HCV program, and we have no plans to advance the HCV program on our own.

In May 2015, we entered into the Janssen Agreement with Janssen. On September 9, 2017, Janssen provided us with notice that Janssen was unilaterally terminating the Janssen Agreement in its entirety and discontinuing their development program for JNJ-4178, a three-drug combination regimen that contained one of our chronic hepatitis C virus, or HCV, product candidates licensed to Janssen. The termination became effective on November 8, 2017. We had previously granted Janssen exclusive worldwide rights to develop and commercialize our portfolio of product candidates for the treatment of HCV infection. We currently have no plans to advance the program on our own. As such, we do not expect to derive any further value from the HCV program.

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

Risks Related to Our Dependence on Third Parties

We may enter into collaborations with third parties for the development and commercialization of our product candidates. If those collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.

We may in the future seek third-party collaborators for the development and commercialization of product candidates based on our complement inhibitor platform. Our likely collaborators for any collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. If we enter into such collaborations, we will have limited control over the amount and timing of resources that our collaborators will dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from any future collaboration or license agreement will depend on the collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. In addition, any collaborators may have the right to abandon research or development projects and terminate applicable agreements, including any funding obligations, prior to or upon the expiration of the agreed upon terms. For example, on September 9, 2017, we received notice from Janssen that the Janssen Agreement, pursuant to which we granted Janssen exclusive worldwide rights to develop and commercialize our portfolio of HCV product candidates, would be terminated effective November 8, 2017. As a result of the termination, we will not receive any future milestone-based or royalty payments under the Janssen Agreement, our HCV product candidates will not be developed or commercialized by Janssen and our HCV product candidates may never be developed or commercialized.

Collaborations involving our product candidates pose a number of risks, including the following:

•	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;

•	collaborators may not perform their obligations as expected;

•

collaborators may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs, based on clinical trial results, changes in the collaborators’ strategic focus, changes in the competitive environment, available funding or external factors, such as an acquisition, that divert resources or create competing priorities. For example, pursuant to the notice of termination of the Janssen Agreement, Janssen informed us that with an increasing number of effective therapies addressing medical need in hepatitis C, Janssen had made a strategic decision to discontinue the development of JNJ-4178, a three-drug combination regimen that contained one of our HCV product candidates licensed to Janssen;

•

collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

•	a collaborator with marketing and distribution rights to one or more products may not commit sufficient resources to the marketing and distribution of such product or products;

•

disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or termination of the research, development or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;

•

collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;

•	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability; and

•	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates.

Collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all. If any future collaborator of ours is involved in a business combination, it could decide to delay, diminish or terminate the development or commercialization of any product candidate licensed to it by us.

We may seek to establish collaborations and, if we are not able to establish them on commercially reasonable terms, we may have to alter our development and commercialization plans.

Our product development programs and the potential commercialization of our product candidates will require substantial additional cash to fund expenses. For some of our product candidates, we may decide to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates. We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the potential differentiation of our product candidate from competing product candidates, design or results of clinical trials, the likelihood of approval by the FDA or comparable foreign regulatory authorities and the regulatory pathway for any such approval, the potential market for the product candidate, the costs and complexities of manufacturing and delivering the product to patients and the potential of competing products. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available for collaboration and whether such a collaboration could be more attractive than the one with us for our product candidate.

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

We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of the product candidate for which we are seeking to collaborate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate product revenue.

We have and intend to continue to rely on third parties to conduct any clinical trials. If they do not perform satisfactorily, our business could be materially harmed.

We have and intend to continue to rely on third parties, such as contract research organizations, clinical data management organizations, medical institutions and clinical investigators, to conduct clinical trials and expect to rely on these third parties to conduct clinical trials of any product candidate that we develop. Any of these third parties may terminate their engagements with us under certain circumstances and we may terminate our engagements with them. We may not be able to enter into alternative arrangements or do so on commercially reasonable terms. In addition, there is a natural transition period when a new contract research organization begins work. As a result, delays would likely occur, which could materially impact our ability to meet our expected clinical development timelines and harm our business, financial condition and prospects.

Further, our reliance on these third parties for clinical development activities limits our control over these activities, but we remain responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards. For example, notwithstanding the obligations of a contract research organization for a trial of one of our product candidates, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with standards, commonly referred to as current Good Clinical Practices, or cGCPs, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. The FDA enforces these cGCPs through periodic inspections of trial sponsors, principal investigators, clinical trial sites and institutional review boards. If we or our third-party contractors fail to comply with applicable cGCPs, the clinical data generated in any clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving our product candidates, which would delay the marketing approval process. We cannot be certain that, upon inspection, the FDA will determine that any of our clinical trials comply with cGCPs. We are also required to register clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

Furthermore, the third parties that we intend to engage to conduct clinical trials on our behalf are not our employees, and except for remedies available to us under agreements with such contractors, we cannot control whether or not they devote sufficient time, skill and resources to our development programs. These contractors may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other product development activities, which could impede their ability to devote appropriate time to our clinical programs. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct any clinical trials in accordance with regulatory requirements or our stated protocols, we may not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates. If that occurs, we will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates. In such an event, our financial results and the commercial prospects for any product candidates that we seek to develop could be harmed, our costs could increase and our ability to generate revenues could be delayed, impaired or foreclosed.

We also intend to rely on other third parties to store and distribute product supplies for any clinical trials. Any performance failure on the part of our distributors could delay clinical development or marketing approval of our product candidates or commercialization of any resulting products, producing additional losses and depriving us of potential product revenue.

We have and intend to continue to contract with third parties for the manufacture and distribution of any product candidates for clinical trials in connection with our future development and commercialization efforts. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We currently have no manufacturing facilities and limited personnel with manufacturing experience. We have and intend to continue to rely on contract manufacturers to produce both drug substance and drug product required for any clinical trials. We also intend to rely upon contract manufacturers, and potentially collaboration partners, to manufacture commercial quantities of our products, if approved. Reliance on such third-party contractors entails risks, including:

•

manufacturing delays if our third-party contractors give greater priority to the supply of other products over our product candidates or otherwise do not satisfactorily perform according to the terms of the agreements between us and them;

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

Any manufacturing problem or the loss of a contract manufacturer could be disruptive to our operations, delay any clinical trials and, if our products are approved for sale, result in lost sales. Additionally, we intend to rely on third parties to supply the raw materials needed to manufacture any product candidates. Any reliance on suppliers may involve several risks, including a potential inability to obtain critical materials and reduced control over production costs, delivery schedules, reliability and quality. Any unanticipated disruption to future contract manufacture caused by problems at suppliers could delay shipment of our product candidates, increase our cost of goods sold and result in lost sales.

If any of our future product candidates are approved by any regulatory agency, we plan to enter into agreements with third party contract manufacturers for the commercial production and distribution of those products. It may be difficult for us to reach agreement with a contract manufacturer on satisfactory terms or in a timely manner. In addition, we may face competition for access to manufacturing facilities as there are a limited number of contract manufacturers operating under current good manufacturing practices, or cGMPs, that are capable of manufacturing our product candidates. Consequently, we may not be able to reach agreement with third party manufacturers on satisfactory terms, which could delay our commercialization efforts.

Third party manufacturers are required to comply with cGMPs and similar regulatory requirements outside the United States. Facilities used by our third-party manufacturers must be approved by the FDA after we submit an NDA and before potential approval of the product candidate. Similar regulations apply to manufacturers of our product candidates for use or sale in foreign countries. We do not control the manufacturing process and are completely dependent on our third-party manufacturers for compliance with the applicable regulatory requirements for the manufacture of our product candidates. If our manufacturers cannot successfully manufacture material that conforms to our specifications or the strict regulatory requirements of the FDA and any applicable foreign regulatory authority, they will not be able to secure the applicable approval for their manufacturing facilities. If these facilities are not approved for commercial manufacture, we may need to find alternative manufacturing facilities, which could result in delays in obtaining approval for the applicable product candidate.

In addition, our manufacturers are subject to ongoing periodic inspections by the FDA and corresponding state and foreign agencies for compliance with cGMPs and similar regulatory requirements both prior to and following the receipt of marketing approval for any of our product candidates. Some of these inspections may be unannounced. Failure by any of our manufacturers to comply with applicable cGMPs or other regulatory requirements could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspensions or withdrawals of approvals, operating restrictions, interruptions in supply and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates and have a material adverse impact on our business, financial condition and results of operations.

Our current and anticipated future dependence upon others for the manufacture of our product candidates may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis.

Risks Related to Our Intellectual Property

If our patent position does not adequately protect our product candidates, others could compete against us more directly, which would harm our business.

We own or hold exclusive licenses to a number of U.S. issued patents, pending U.S. provisional and non-provisional patent applications, as well as pending Patent Cooperating Treaty, or PCT, applications and associated foreign patents and patent applications. Our success depends in large part on our ability to obtain and maintain patent protection both in the United States and in other countries for our product candidates. Our ability to protect our product candidates from unauthorized or infringing use by third parties depends in substantial part on our ability to obtain and maintain valid and enforceable patents. Due to evolving legal standards relating to the patentability, validity and enforceability of patents covering pharmaceutical inventions and the scope of claims made under these patents, our ability to maintain, obtain and enforce patents is uncertain and involves complex legal and factual questions. Accordingly, rights under any issued patents may not provide us with sufficient protection for our product candidates or provide sufficient protection to afford us a commercial advantage against competitive products or processes. We cannot guarantee that any patents will issue from any pending or future patent applications owned by or licensed to us.

Patent applications in the United States are maintained in confidence for up to 18 months after their filing. In some cases, however, patent applications remain confidential in the U.S. Patent and Trademark Office, which we refer to as the U.S. Patent Office, for the entire time prior to issuance as a U.S. patent. Similarly, publication of discoveries in the scientific or patent literature often lags behind actual discoveries. Consequently, we cannot be certain that we or our licensors or co-owners were the first to invent, or the first to file patent applications on, our product candidates or their intended uses. Furthermore, we may not have identified all U.S. and foreign patents or published applications that affect our business either by blocking our ability to commercialize our products or by covering similar technologies that affect our product market or patentability, or all prior art that could be considered relevant to our patent claims.

The claims of any patents which have already issued or may issue in the future and are owned or controlled by us, may not confer on us significant commercial protection against competing products. Additionally, our patents may be challenged by third parties, resulting in the patent being deemed invalid, unenforceable or narrowed in scope, or the third party may circumvent any such issued patents. The cost of these procedures could be substantial, and it is possible that our efforts would be unsuccessful resulting in a loss of our U.S. patent position. Also, our pending patent applications may not issue, and we may not receive any additional patents. Our patents might not contain claims that are sufficiently broad to prevent others from utilizing our technologies. For instance, the issued patents relating to our product candidates may be limited to a particular molecule or a related group of molecules. Consequently, our competitors may independently develop competing products that do not infringe our patents or other intellectual property. To the extent a competitor can develop similar products using a different molecule, our patents may not prevent others from directly competing with us.

The Leahy-Smith America Invents Act, or the America Invents Act, was signed into law in September 2011, and many of the substantive changes became effective in March 2013. The America Invents Act revised United States patent law in part by changing the standard for patent approval from a “first to invent” standard to a “first to file” standard and developing a post-grant review system. This legislation changes United States patent law in a way that may weaken our ability to obtain patent protection in the United States for those applications filed after March 2013. For example, if we are the first to invent a new product or its use, but another party is the first to file a patent application on this invention, under the new law the other party may be entitled to the patent rights on the invention.

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

Because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any of our product candidates can be commercialized, any related patent may expire or remain in force for only a short period following commercialization of our product candidates, thereby reducing any advantages of the patent. To the extent our product candidates based on that technology are not commercialized significantly ahead of the date of any applicable patent, or to the extent we have no other patent protection on such product candidates, those product candidates would not be protected by patents, and we would then rely solely on other forms of exclusivity, such as regulatory exclusivity provided by the FDCA or trade secret protection.

If we infringe or are alleged to infringe intellectual property rights of third parties, our business could be harmed.

Our research, development or commercialization activities, including any product candidates or products resulting from these activities, may infringe or be claimed to infringe patents or other proprietary rights owned by third parties and to which we do not hold licenses or other rights. We may not be aware of third party patents that a third party might assert against us. For example, there may be third party applications that have been filed but not published that, if issued, could be asserted against us. If a patent infringement suit were brought against us, we could be forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is the subject of the suit. Further, if we are found to have infringed a third-party patent, we could be obligated to pay royalties and/or other payments to the third party for the sale of our product, which may be substantial, or we could be enjoined from selling our product. We could also incur substantial litigation costs.

Litigation regarding patents, intellectual property, and other proprietary rights may be expensive and time consuming. If we are involved in such litigation, it could cause delays in bringing product candidates to market and harm our ability to operate.

Our success will depend in part on our ability to operate without infringing the proprietary rights of third parties. Although we are not currently aware of any litigation or other proceedings or third-party claims of intellectual property infringement against us related to our product candidates, the pharmaceutical industry is characterized by extensive litigation regarding patents and other intellectual property rights. Other parties may obtain patents in the future and allege that the use of our technologies infringes these patent claims or that we are employing their proprietary technology without authorization. Likewise, third parties may challenge or infringe upon our existing or future patents. Proceedings involving our patents or patent applications or those of others could result in adverse decisions regarding:

•	the patentability of our inventions relating to our product candidates; and/or

•	the enforceability, validity or scope of protection offered by our patents relating to our product candidates.

Even if we are successful in these proceedings, we may incur substantial costs and divert management time and attention in pursuing these proceedings, which could have a material adverse effect on us. If we are unable to avoid infringing the patent rights of others, we may be required to seek a license, defend an infringement action or challenge the validity of the patents in court. Patent litigation is costly and time consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, if we do not obtain a license, develop or obtain non-infringing technology, fail to defend an infringement action successfully or have infringed patents declared invalid, we may:

•	incur substantial monetary damages;

•	encounter significant delays in bringing our product candidates to market; and/or

•	be precluded from participating in the manufacture, use or sale of our product candidates or methods of treatment requiring licenses.

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

Filing, prosecuting and defending patents on our product candidates in all countries throughout the world would be prohibitively expensive. The requirements for patentability may differ in certain countries, particularly in developing countries. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we may obtain patent protection, but where patent enforcement is not as strong as that in the United States. These products may compete with our products in jurisdictions where we do not have any issued or licensed patents and any future patent claims or other intellectual property rights may not be effective or sufficient to prevent them from so competing.

Moreover, our ability to protect and enforce our intellectual property rights may be adversely affected by changes in foreign intellectual property laws. Additionally, laws of some countries outside of the United States and Europe do not afford intellectual property protection to the same extent as the laws of the United States and Europe. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. The legal systems of some countries, including India, China and other developing countries, may not favor the enforcement of our patents and other intellectual property rights. This could make it difficult for us to stop the infringement of our patents or the misappropriation of our other intellectual property rights. A number of foreign countries have stated that they are willing to issue compulsory licenses to patents held by innovator companies on approved product to allow the government or one or more third party companies to sell the approved product without the permission of the innovator patentee where the foreign government concludes it is in the public interest. India, for example, has used such a procedure to allow domestic companies to make and sell patented products without innovator approval. There is no guarantee that patents covering any of our product will not be subject to a compulsory license in a foreign country, or that we will have any influence over if or how such a compulsory license is granted. Further, in at least Brazil, the country allows its regulatory agency ANVISA to participate in the decision of whether to grant a product patent in that country, including based not on whether the patent meets the requirements for a patent but whether such a patent is deemed in the country’s interest. In addition, several other countries have created laws that make it more difficult to enforce product patents than patents on other kinds of technologies. Further, under the treaty on the Trade-Related Aspects of Intellectual Property (TRIPS) as interpreted by the Doha Declaration, countries in which product are manufactured are required to allow exportation of the product to a developing country that lacks adequate manufacturing capability. Therefore, our drug markets in the U.S. or foreign countries may be affected by the influence of current public policy on patent issuance, enforcement or involuntary licensing in the healthcare area.

We rely on our ability to stop others from competing by enforcing our patents, however some jurisdictions may require us to grant licenses to third parties. Such compulsory licenses could be extended to include some of our product candidates, which may limit our potential revenue opportunities.

Many foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties, in certain circumstances. For example, compulsory licensing, or the threat of compulsory licensing, of life-saving products and expensive products is becoming increasingly popular in developing countries, either through direct legislation or international initiatives. Compulsory licenses could be extended to include some of our product candidates, if they receive marketing approval, which may limit our potential revenue opportunities. Consequently, we may not be able to prevent third parties from practicing our inventions in certain countries outside the United States and Europe. Competitors may also use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, if our ability to enforce our patents to stop infringing activities is inadequate. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing. Proceedings to enforce our patent rights in foreign jurisdictions, whether or not successful, could result in substantial costs and divert our efforts and resources from other aspects of our business. Furthermore, while we intend to protect our intellectual property rights in major markets for our products where such patent rights exist, we cannot ensure that we will be able to initiate or maintain similar efforts in all jurisdictions in which we may wish to market our products. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate.

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

Risks Related to Employee Matters and Managing Growth

If we are not able to attract and retain key management, scientific personnel and advisors, we may not successfully develop our product candidates or achieve our other business objectives.

We depend upon our senior management and scientific staff for our business success. All of our employment agreements with our senior management employees are terminable by the employee. The loss of the service of any of the key members of our senior management may significantly delay or prevent the achievement of drug development and other business objectives. Our ability to attract and retain qualified personnel, consultants and advisors, including senior leadership with the requisite qualifications and experience to lead our research and development programs and lead our company, is critical to our success. We face intense competition for qualified individuals, particularly those experienced in discovering and developing complement inhibitor product candidates, from numerous pharmaceutical and biotechnology companies, universities, governmental entities and other research institutions. In addition, as a result of our restructuring in February 2018, we may face additional challenges in recruiting and retaining key personnel. We may be unable to attract and retain these individuals, and our failure to do so would adversely affect our business.

If we acquire or license technologies, resources or product candidates, we will incur a variety of costs and may never realize benefits from the transaction.

If appropriate opportunities become available, we may license or acquire technologies, resources, products or product candidates. We may never realize the anticipated benefits of such a transaction. In particular, due to the risks inherent in drug development, we may not successfully develop or obtain marketing approval for the product candidates we acquire. Future licenses or acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, the creation of contingent liabilities, material impairment expenses related to goodwill, and impairment or amortization expenses related to other intangible assets, which could harm our financial condition.

In the future, we may grow our organization, and as a result, we may encounter difficulties in managing any such growth, which could disrupt our operations.

In the future, we may experience growth in the number of our employees and the scope of our operations, particularly in the areas of drug manufacturing, regulatory affairs and sales, marketing and distribution. To manage these growth activities, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Our management may need to devote a disproportionate amount of its attention to managing these growth activities. We may not be able to effectively manage the expansion of our operations or identify, recruit and train additional qualified personnel. Our inability to manage the expansion of our operations effectively may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Any growth in the future could also require significant capital expenditures and may divert financial resources from other projects. If we are unable to effectively manage our growth in the future, our expenses may increase more than expected, our ability to generate revenues could be reduced and we may not be able to implement our business strategy, including the successful commercialization of our product candidates.

Risks Related to Regulatory Approval and Marketing of Our Product Candidates and Other Legal Compliance Matters

Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time-consuming and uncertain and may prevent us from obtaining approvals for the commercialization of some or all of our product candidates. If we or any future collaborators are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we or they will not be able to commercialize our product candidates, and our ability to generate revenue will be materially impaired.

Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, export and import, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by the EMA and comparable regulatory authorities in other countries. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party contract research organizations to assist us in this process.

Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

The process of obtaining marketing approvals, both in the United States and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Any marketing approval we, or any future collaborators, ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

Accordingly, if we or any future collaborators experience delays in obtaining approval or if we or they fail to obtain approval of our product candidates, the commercial prospects for our product candidates may be harmed and our ability to generate revenues will be materially impaired.

Failure to obtain marketing approval in foreign jurisdictions would prevent our product candidates from being marketed in such jurisdictions.

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

We, or any future collaborators, may not be able to obtain orphan drug designation or orphan drug exclusivity for our product candidates in United States, European Union or other markets and, even if we do, that exclusivity may not prevent the FDA, EMA or other regulatory authorities from approving other competing products.

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States. We, or any future collaborators, may seek orphan drug designations for other product candidates and may be unable to obtain such designations.

Even if we, or any future collaborators, obtain orphan drug designation for a product candidate, we, or they, may not be able to obtain orphan drug exclusivity for that product candidate. Generally, a product with orphan drug designation only becomes entitled to orphan drug exclusivity if it receives the first marketing approval for the indication for which it has such designation, in which case the FDA or the EMA will be precluded from approving another marketing application for the same drug for that indication for the applicable exclusivity period. The applicable exclusivity period is seven years in the United States and ten years in Europe. The European exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Additionally, in the European Union, the orphan designation for a drug is reevaluated at the time of request for marketing authorization to verify whether it can maintain its status as an orphan drug and there is a risk that any orphan designation may not be maintained. Orphan drug exclusivity may be lost if the FDA or the EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

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

If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical need for this condition, the drug sponsor may apply for FDA fast track designation. However, fast track designation does not ensure that the drug sponsor will receive marketing approval or that approval will be granted within any particular timeframe. We may seek fast track designation for one or more of our product candidates. If we do seek fast track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. In addition, the FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast track designation alone does not guarantee qualification for the FDA’s priority review procedures.

Priority review designation by the FDA or similar classifications by other regulatory authorities may not lead to a faster regulatory review or approval process and, in any event, does not assure approval.

If the FDA determines that a product candidate offers major advances in treatment or provides a treatment where no adequate therapy exists, the FDA may designate the product candidate for priority review. For all new molecular entity (NME) new drug applications, a priority review designation means that the goal for the FDA to act on the NDA is 8 months from the date of submission, rather than the standard 12 months. For subsequent applications (e.g., sNDAs), a priority review designation means that the goal for the FDA to review an application is six months, rather than the standard review period of ten months. We may request priority review for our product candidates. The FDA has broad discretion with respect to whether or not to grant priority review status to a product candidate, so even if we believe a particular product candidate is eligible for such designation or status, the FDA may decide not to grant it. Moreover, a priority review designation does not necessarily mean a faster regulatory review process or necessarily confer any advantage with respect to approval compared to conventional FDA procedures. Receiving priority review from the FDA does not guarantee approval within the eight-month or six-month clock or thereafter.

Even if we, or any future collaborators, obtain marketing approvals for our product candidates, the terms of approvals and ongoing regulation of our products may limit how we, or they, manufacture and market our products, which could materially impair our ability to generate revenue.

Once marketing approval has been granted, an approved product and its manufacturer and marketer are subject to ongoing review and extensive regulation. We, and any future collaborators, must therefore comply with requirements concerning advertising and promotion for any of our product candidates for which we or they obtain marketing approval. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling. Thus, we and any future collaborators will not be able to promote any products we develop for indications or uses for which they are not approved.

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

Accordingly, assuming we, or any future collaborators, receive marketing approval for one or more of our product candidates, we, and any future collaborators, and our and their contract manufacturers will continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance and quality control.

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

Any product candidate for which we or any future collaborators obtain marketing approval could be subject to restrictions or withdrawal from the market and we may be subject to substantial penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our product candidates, when and if any of them are approved.

Any product candidate for which we or any future collaborators obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to quality control and manufacturing, quality assurance and corresponding maintenance of records and documents, and requirements regarding the distribution of samples to physicians and recordkeeping. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the medicine, including the requirement to implement a risk evaluation and mitigation strategy.

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

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with healthcare providers, physicians and third-party payors may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

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

If our operations are found to be in violation of any of the laws described above or any governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, individual imprisonment, integrity obligations, and the curtailment or restructuring of our operations. Any penalties, damages, fines, individual imprisonment, integrity obligations, exclusion from funded healthcare programs, or curtailment or restructuring of our operations could adversely affect our financial results. We are developing and implementing a corporate compliance program designed to ensure that we will market and sell any future products that we successfully develop from our product candidates in compliance with all applicable laws and regulations, but we cannot guarantee that this program will protect us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

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

Current and future legislation may increase the difficulty and cost for us and any future collaborators to obtain marketing approval of our other product candidates and affect the prices we, or they, may obtain.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability, or the ability of any collaborators, to profitably sell any products for which we, or they, obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we, or any future collaborators, may receive for any approved products.

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

Various laws, regulations and executive orders also restrict the use and dissemination outside of the United States, or the sharing with certain non-U.S. nationals, of information classified for national security purposes, as well as certain products and technical data relating to those products. If we expand our presence outside of the United States, it will require us to dedicate additional resources to comply with these laws, and these laws may preclude us from developing, manufacturing, or selling certain products and product candidates outside of the United States, which could limit our growth potential and increase our development costs.

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

As of November 1, 2018, our directors, executive officers and stockholders who own more than 5% of our outstanding common stock, together with their affiliates and related persons, beneficially owned, in the aggregate, greater than approximately 35% of our outstanding common stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation, sale of all or substantially all of our assets or similar transaction, as well as our management and affairs. The interests of this group of stockholders may not always coincide with our corporate interests or the interest of other stockholders, and they may act in a manner with which you may not agree or that may not be in the best interests of other stockholders. This concentration of voting power may have the effect of delaying, deferring or preventing a change in control of our company on terms that other stockholders may desire and entrenching our management or board or directors.

Our stock price has been and may in the future be volatile, and the market price of our common stock may decline in value in the future.

The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future. During the period from January 1, 2009 to September 30, 2018, our stock price has ranged from a low of $0.70 to a high of $16.87. Market prices for securities of early stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the results of current and planned clinical trials of our product candidates including our complement factor D product candidates;

•	the results of clinical trials conducted by others on products that would compete with our product candidates;

•	the announcements of those data, particularly at high profile medical meetings, and the investment community’s perception of and reaction to those data;

•	the entry into, modification of, or termination of collaborations and other key agreements;

•	market expectations about the timeliness of our entry into, failure to enter to, or termination of, collaboration arrangements with third parties;

•	the results of regulatory reviews and actions relating to the approval of our product candidates;

•	our failure to obtain patent protection for any of our product candidates or the issuance of third-party patents that cover our product candidates;

•	the initiation of, material developments in, or conclusion of litigation;

•	failure of any of our product candidates, if approved, to achieve commercial success;

•	general and industry-specific economic conditions that may affect our business, financial condition and operations, including without limitation research and development expenditures;

•	the launch of products by others that would compete with our product candidates;

•	the benefits of, and market reaction to, any restructurings we undertake;

•	the failure or discontinuation of any of our research programs;

•	issues in manufacturing our product candidates or any approved products;

•	the introduction of technological innovations or new commercial products by us or our competitors;

•	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;

•	future sales, or the anticipation of future sales, of our common stock by us, our insiders or other stockholders;

•	changes in the structure of health care payment systems;

•	period-to-period fluctuations in our financial results;

•	low trading volume of our common stock; and

•	the other factors described in this “Risk Factors” section.

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

The stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may adversely affect the trading price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies. Such litigation, if instituted, could result in substantial costs and diversion of management attention and resources, which could significantly harm our business operations and reputation. For example, we, and certain of our current and former officers, were named as defendants in a consolidated class action lawsuit following our announcements regarding the FDA’s clinical hold related to sovaprevir, our clinical-stage product candidate for the treatment of chronic HCV infection. On May 5, 2014, without any settlement payment by us, any individual defendant or any third party on their behalf, the lead plaintiffs in the consolidated class action lawsuit voluntarily dismissed all of their claims without prejudice.

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

Resignation of Chief Financial Officer

On November 2, 2018, Mary Kay Fenton, our executive vice president and chief financial officer, notified us that she is resigning from her position, effective December 28, 2018.

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit

10.1	Employment Agreement, dated August 15, 2018, by and between the Registrant and Anthony Gibney.

10.2	Employment Agreement, dated August 20, 2018, by and between the Registrant and Steven Zelenkofske.

10.3	Employment Agreement, dated September 10, 2018, by and between the Registrant and Paul Firuta (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2018).

31.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets at September 30, 2018 and December 31, 2017 (unaudited), (ii) Statements of Comprehensive Loss for the three and nine months ended September 30, 2018 and 2017 (unaudited), (iii) Statements of Cash Flows for the nine months ended September 30, 2018 and 2017 (unaudited), and (iv) Notes to Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACHILLION PHARMACEUTICALS, INC.

Date: November 7, 2018	/s/ Joseph Truitt
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2018	/s/ Mary Kay Fenton
Chief Financial Officer
(Principal Financial and Accounting Officer)