Form 10-K
period 2018-12-31
ACHILLION PHARMACEUTICALS INC
filed 2019-03-07
CIK 1070336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 001-33095

ACHILLION PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-2113479
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1777 Sentry Parkway West, Building 14, Suite 200, Blue Bell, PA 19422

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (215) 709-3040

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant on June 29, 2018 was approximately $381,951,346 based on the closing price of such stock as reported by the Nasdaq Global Select Market on June 29, 2018.

As of March 1, 2019, the registrant had 138,715,675 shares of Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III (except for information required with respect to our executive officers, which is set forth under “Part I, Item 1—Business—Executive Officers of the Registrant”) have been omitted from this report, as we intend to file with the Securities and Exchange Commission, not later than 120 days after the close of our fiscal year ended December 31, 2018, a definitive proxy statement for our annual meeting of stockholders to be held on May 30, 2019. Such information will appear in our definitive proxy statement and is incorporated by reference into this Annual Report on Form 10-K.

Cautionary Note Regarding Forward-Looking Information

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act and Section 21E of the Securities Exchange Act of 1934, as amended, that involve a number of risks and uncertainties. All statements other than statements relating to historical matters (including statements with words such as “believe,” “expect,” “anticipate,” “plan,” “target,” “intend,” “may,” “predict,” “project,” “potential,” “goals,” “will,” “would,” “could,” “should,” “continue” and similar expressions) should be considered forward-looking statements, although not all forward-looking statements contain these identifying words. The forward-looking statements in this Annual Report on Form 10-K include information with respect to our plans and strategy for our business, the possible achievement of discovery and development goals and milestones, our future discovery and development efforts, and our future operating results and financial position. There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by forward-looking statements. These risks and uncertainties include those inherent in pharmaceutical research and development, such as adverse results in our clinical development programs, decisions made by the U.S. Food and Drug Administration and other regulatory authorities with respect to the development and commercialization of our product candidates, our ability to obtain, maintain and enforce intellectual property rights for our product candidates, the ability of our competitors to advance their competing product candidates, our ability to obtain any necessary financing to conduct our planned activities and our dependence on third parties. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Please refer to the section entitled “Risk Factors” in Part I—Item 1A of this report for a description of risks and uncertainties relating to our business. Unless required by law, we assume no obligation to update these forward-looking statements to reflect events or circumstances that arise after the date hereof.

PART I

ITEM 1.	BUSINESS

Overview

We are a clinical-stage biopharmaceutical company focused on advancing our oral small molecule complement system inhibitors into late-stage development and commercialization. Each of the product candidates in our portfolio was discovered in our laboratories and is wholly owned by us. We are focusing our product development activities on complement-mediated diseases where there are no approved therapies or where significant unmet medical need persists despite existing therapies.

The complement system is a part of the human innate immune system and is believed to be comprised of three pathways: the alternative pathway, the lectin pathway and the classical pathway. We are currently advancing novel orally administered small molecules from our platform that target complement factor D, an essential protein of the alternative pathway. We believe that an overactive alternative pathway may play a critical role in a number of disease conditions, including the therapeutic areas of nephrology, hematology, ophthalmology and neurology. Initially we are targeting C3 glomerulopathy, or C3G, and immune complex membranoproliferative glomerulonephritis, or IC-MPGN, two related rare diseases affecting the kidney, as well as paroxysmal nocturnal hemoglobinuria, or PNH, a blood disorder. We plan to expand our portfolio into additional indications where we believe an overactive alternative pathway plays an important role in disease pathogenesis.

Our first-generation factor D inhibitor, ACH-4471, has demonstrated preliminary clinical proof-of-concept as a monotherapy in patients with PNH and continues to be evaluated for safety and efficacy in ongoing phase II clinical trials. In December 2018, we announced top-line data from our phase II clinical trial evaluating ACH-4471 as a monotherapy in 10 patients with PNH. Following 12 weeks of dosing, patients in the trial reduced, on an aggregate basis, the number of blood transfusions from 23 in the 52 weeks prior to treatment with ACH-447 to four blood transfusion during treatment during the 12-week trial. Data from the clinical trial also demonstrated material decreases in lactate dehydrogenase, or LDH, and reticulocyte counts by week 3 of the trial. Five of the ten patients achieved less than 1.5X upper limit of normal LDH and the mean reticulocyte counts reduced into the normal range. In addition, patients achieved an average increase in hemoglobin of nearly 2 g/dl over the 12-week trial and an increase of 13 points in FACIT fatigue scores. Eight of the ten patients are continuing ACH-4471 in a long-term extension study. We intend to convert these PNH monotherapy extension study patients from ACH-4471 to our next generation product candidate, ACH-5228, if approved by regulators, to evaluate the safety and efficacy of ACH-5228 in PNH.

We are also conducting a phase II clinical trial of ACH-4471 for PNH in combination with eculizumab in patients who are sub-optimal responders to eculizumab, a complement 5, or C5, inhibitor that is approved as a monotherapy for PNH and is marketed by a third party. We are currently enrolling up to 12 patients in this trial. In December 2018, we announced interim data for the first four patients in this trial with trial participants reducing blood transfusions to zero from an aggregate of 14 in the prior 52 weeks. In addition, early data provided evidence that ACH-4471 in combination with eculizumab has a positive impact on patient’s hemoglobin, reticulocyte counts LDH, and FACIT-fatigue scores. We believe this data helps support our hypothesis that if the alternative pathway is adequately inhibited therapeutic benefit can be achieved in fundamentally different ways than has been seen with C5 inhibitors alone. We expect to report updated interim results for the phase II clinical trial in the second quarter of 2019 and are targeting a meeting with the FDA in the fourth quarter of 2019.

In addition, we have advanced ACH-4471 into three phase II clinical trials in C3G/IC-MPGN. We have completed and presented top-line biomarker data for six patients in a 14-day dose-ranging trial validating proof of mechanism. The top line data, released in December 2018, showed 5 of 6 patients with decreased urinary albumin to creatinine ratio (uACR) in excess of 30% following dosing with ACH-4471. In addition, we observed reductions in biomarker Bb (a type of C3 convertase) along with meaningful reductions in urinary biomarkers Ba and C5b-9. We are currently enrolling patients in two longer duration proof of concept trials: a 6-month double-blind, placebo-controlled trial of ACH-4471 in C3G and a 12-month single-arm open-label trial of ACH-4471 in C3G/IC-MPGN with interim data from both trials expected to be presented to the FDA in the fourth quarter of 2019.

In addition to ACH-4471, we are evaluating two potent and specific orally-administered next-generation factor D inhibitors in phase I clinical trials, ACH-5228 and ACH-5548. In December 2018, we announced preliminary data from our phase I single-ascending dose trial of ACH-5228 and ACH-5548. Based on the alternative pathway hemolysis data from the trial, we project a 3x increase in potency at 90% inhibition levels along with an expected increase in half-life from 8 hours with ACH-4471 to approximately 12 hours with ACH-5228 and approximately 16 hours with ACH-5548. In January 2019, we initiated a phase I multiple ascending dose, or MAD, clinical study of ACH-5228 in healthy subjects, outside the U.S., which is expected to be completed in 2019. In addition, we plan to submit a U.S. investigational new drug, or IND, application for ACH-5228 to the FDA in the fourth quarter of 2019. We intend to advance our next-generation compounds into phase II clinical trials for PNH and other complement-mediated diseases pending analysis of the phase I clinical data.

Our Strategy

Our objective is to become a leading biopharmaceutical company by discovering, developing and commercializing small molecule therapies that specifically target the complement system to treat complement mediated disease. Specifically, our near-term strategy includes the following efforts:

•	Advance ACH-4471, the first oral drug candidate to inhibit factor D within the alternative pathway, into late-stage clinical development in C3G/IC-MPGN. We have advanced ACH-4471 in three phase

II clinical trials in C3G/IC-MPGN We have completed and presented top-line biomarker data in a 14-day dose ranging trial validating proof of mechanism. We are currently enrolling patients in two longer duration proof of concept trials: a 6-month double-blind, placebo-controlled trial in C3G and a 12-month single-arm open-label trial in C3G/IC-MPGN. Our goal is to combine the data from approximately 20 patients in these two trials to present to regulators in an end of phase II clinical trial meeting in the fourth quarter of 2019.

•

Advance ACH-4471 into late-stage clinical development in PNH patients who are sub-optimal responders to currently available therapies. We are conducting a phase II clinical trial for PNH in combination with eculizumab in patients who are sub-optimal responders to eculizumab, a complement 5, or C5, inhibitor that is approved as a monotherapy for PNH that is marketed by a third party. We are currently enrolling up to 12 patients in this trial. Our goal is to present data to regulators in an end of phase II clinical trial meeting in the fourth quarter of 2019. Our PNH trials have provided evidence that ACH-4471 has a positive impact on patient’s hemoglobin, reticulocyte counts, LDH, FACIT-fatigue scores and reduced blood transfusions both as a monotherapy and in combination with a C5 inhibitor. Our hypothesis has been reinforced that if the alternative pathway is adequately inhibited then patient benefit can be achieved in fundamentally different ways than has been seen with C5 inhibitors alone. We believe this is an unmet medical need and a market segment we will continue to evaluate.

In December 2018, we completed a phase II clinical trial evaluating ACH-4471 as a monotherapy in 10 patients with PNH and presented the top-line data. Eight of the ten patients are continuing ACH-4471 in a long-term extension study. We intend to convert these PNH monotherapy extension study patients from ACH-4471 to ACH-5228, if approved by regulators, in order to evaluate the safety and efficacy of ACH-5228 in PNH patients in the absence of a C5 inhibitor.

•

Advance ACH-5228 and ACH-5548, next-generation compounds for oral systemic administration, to treat PNH and other complement mediated diseases. We have completed phase I, single-ascending dose clinical studies in healthy volunteers for both ACH-5228 and ACH-5548 and have observed superior potency and pharmacokinetics for each compared to ACH-4471. Additionally, based on the phase I pharmacokinetic and potency data, we believe that ACH-5228 and ACH-5548 may allow for higher alternative pathway inhibition along with a reduced dosing frequency. These compounds have the potential to be transformative both for patients and our company and to deliver on the promise of alternative pathway inhibition across a wide spectrum of diseases.

In January 2019, we initiated a phase I MAD study with ACH-5228 in healthy volunteers, and we are conducting additional preclinical studies with ACH-5548 prior to initiating a MAD study.

•

Seek third-party relationships that can further accelerate our oral factor D platform. We are committed to becoming a commercially focused company in the United States. Furthermore, our platform may have opportunities in geographical territories and indications that are beyond our internal capacities and resources. Third parties, including academic institutions, independent clinical investigators, and pharmaceutical companies may be able to better advance our compounds in selected patient settings and geographies. Such arrangements could include arrangements involving our existing product portfolio or additional molecules from our compound library.

Our Complement Factor D Program

The following is a summary of our product development programs:

The Complement System

The complement system is part of the body’s immune system and is responsible for fighting infections and maintaining immune system homeostasis. The immune system protects the body by recognizing and eliminating bacteria, viruses and other infectious agents, referred to as pathogens, and abnormal cells such as cancer cells. The activities of the immune system are undertaken by its two components, the innate immune system and the adaptive immune system. The role of the innate immune system is to provide a rapid nonspecific response to pathogens or abnormal cells in the body and to activate the adaptive immune system. The role of the adaptive immune system is to provide a specific response to pathogens or abnormal cells. Once a pathogen or abnormal cell has been recognized, the adaptive immune system generates immune cells and antibodies that specifically attack that pathogen or abnormal cell.

Complement is activated via three pathways: the alternative pathway, the lectin pathway and the classical pathway. At sites of infection, the complement system activates and triggers a series of potent inflammatory responses. There are also many regulatory mechanisms to prevent uncontrolled complement over-activation.

The complement system consists of over 30 small proteins and protein fragments found in the blood, generally synthesized by the liver, and normally circulating in an inactive state. Complement proteins account for about 5% of the globulin portion of blood serum. A number of complement proteins are proteases. When stimulated by one of several triggers, proteases in the system cleave specific proteins and initiate an amplifying cascade of further cleavages. The end-result of this activation cascade is amplification of the response and activation of the pathogen and cell-killing membrane attack complex, or MAC.

The alternative pathway is one of three complement pathways that opsonize, or prepare a pathogen for destruction, and kill pathogens. The alternative pathway is initiated by the spontaneous hydrolysis or breaking of protein C3 chemical bonds through the introduction of water. This is sometimes referred to as “tickover” and is the initiation of alternative pathway activity. Many inflammatory, autoimmune, neurodegenerative and age-related diseases are associated with inefficient complement regulation or excessive activity of the complement system and are believed to be specifically related to the alternative pathway.

The C3G and IC-MPGN Markets

C3G is a rare, chronic disease affecting the kidneys in which the alternative pathway of the complement system is dysregulated due to genetic mutations or autoantibodies affecting the regulation of alternative pathway activity. This lack of regulation results in alternative pathway overactivation and the excessive deposition of C3 protein fragments in the glomeruli, a key filtration component of the kidney, often leading to serious kidney damage.

C3G is estimated to affect eight to 12 persons per million worldwide, with one-to-two new cases per million diagnosed annually. There are no approved treatments for patients with the disease. Current standard of care is focused on supportive care with extensive use of anti-hypertensive and broad-acting immunosuppressant medications. Up to 50% of patients diagnosed with C3G progress to kidney failure within 10 years, requiring lifelong dialysis treatment or kidney transplantation. Recurrence of C3G is common after kidney transplantation, as transplantation does not address the underlying disease pathogenesis, an overactive alternative pathway. As such, recurrent disease may lead to the loss of the transplanted kidney in some patients. Given the relatively high reoccurrence rate of C3G post-transplant, C3G patients in need of a kidney transplant are often denied a transplant.

Patients with C3G, including the disease subtypes dense deposit disease and C3 glomerulonephritis are in significant need of new treatment options. Factor D inhibition has the potential to selectively modulate an overactive AP, reducing the underlying disease pathogenesis.

Membranoproliferative glomerulonephritis is a specific type of glomerular disease that occurs when the body’s immune system functions abnormally. The immune system begins to attack healthy cells in the kidney, destroying the function of the filtering units of the kidney. IC-MPGN is characterized by immune complex deposits in the kidneys glomerular mesangium and a thickening of the basement membrane. C3 fragment deposition and associated kidney damage for patients with IC-MPGN is similar to C3G and the two patient settings are often comingled. In our ongoing C3G clinical trials, IC-MPGN patients are also eligible for enrollment.

The PNH Market

PNH is a rare, acquired blood disorder in which chronic activation of the complement alternative pathway leads to the destruction of red blood cells, or RBCs, known as hemolysis. Due to a change in their bone marrow stem cells, patients with PNH chronically produce RBCs without the key complement system regulatory proteins, CD59 and CD55, known as PNH clones. In the absence of these two complement regulators on the RBCs, the alternative pathway is overactivated to attack and destroy these PNH clones both inside the blood vessels (intravascular hemolysis) and outside the blood vessels (extravascular hemolysis).

PNH is a life-threatening disease that has led to death in up to 35% of untreated patients within 10 years of their diagnosis. The disorder is estimated to affect up to 16 persons per million worldwide, including 8,000 to 10,000 patients across the United States and France, Germany, Italy, Spain and the United Kingdom. The standard of care for PNH patients is treatment with a C5 inhibitor administered intravenously every two weeks; however, 25-40% of patients have a suboptimal response to treatment. In fact, approximately 1 in every 6 patients continues to require ongoing blood transfusions while treated with a C5 inhibitor.

There are two currently approved therapies for PNH patients, both of which are marketed and sold by Alexion Pharmaceuticals, Inc., or Alexion: eculizumab, or Soliris® and ravulizumab, or Ultomiris™, both of which are antibodies that inhibit the activity of the complement protein C5. Soliris® was approved in 2007 and is currently approved in the United States, Europe, Japan and in several other territories. Sales of Soliris® were reported by Alexion to be $3.6 billion in 2018. Ultomiris™ was approved by the FDA in December 2018.

Benefits of Our Approach

We believe that drug candidates advanced from our complement inhibitor platform have distinct potential advantages over currently available therapies.

Focus on the Complement Alternative Pathway

We and third-party experts in the field believe a number of complement-mediated diseases are the direct result of dysregulation or overactivation of the complement alternative pathway. While other complement treatments marketed or in development focus on inhibiting the classical, lectin or terminal pathways (the terminal pathway being the final stage of all three complement pathways), these treatments do not affect the complement system at the root of dysregulation. For example, experts believe that C3G results from overproduction of C3 fragments that ultimately deposit in the kidney, impairing renal function. This overproduction of C3 fragments, experts believe, stems from dysregulation of the fluid phase of the alternative pathway. Factor D inhibitors can potentially block or suppress over activation of the alternative pathway, thereby limiting or eliminating excessive C3 fragment formation and subsequent deposition in the kidney. Conversely, other complement inhibitors, such as inhibitors of complement proteins C5a, C5aR, C3 or C5, do not specifically inhibit the alternative pathway.

Targeting Factor D

Factor D is a catalytic enzyme that has one of the lowest concentrations in blood serum of all the complement proteins, several times lower than the targets of other complement therapies including C5a, C5aR, C3, C5, and factor B. Factor D has the potential to provide, at relatively low concentrations, a highly specific target for drug intervention. Additionally, we believe highly specific factor D inhibitors in low concentrations may limit off-target effects. Our expertise in synthetic chemistry has allowed our scientists to utilize crystal structures with high resolution to synthesize compounds that bind specifically to factor D. Further, because factor D is the rate-limiting enzyme of the alternative pathway, targeting factor D also effectively shuts down the amplification loop that can lead to indiscriminate activation of the complement system. This may enable us to compete in multiple disease settings that have traditionally been targeted by downstream complement mechanisms.

Small Molecule Inhibitors

All of our complement factor D inhibitor compounds in clinical development for the potential treatment of rare diseases are orally-available small molecule compounds, which may confer benefits to patients compared to biologic compounds that require intravenous or subcutaneous dosing. The current FDA-approved therapies for PNH are dosed intravenously, requiring routine hospital or infusion center visits. We believe that oral dosing could provide a more convenient regimen for patients and their care-givers.

Competition

The development and commercialization of new drug products is highly competitive. We expect that we and our future collaborators, if any, will face significant competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide with respect to all of our product candidates that we, or they, may seek to develop or commercialize in the future. There are a number of pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of product candidates for the treatment of the key complement-mediated disease indications. For example, Alexion’s eculizumab (Soliris®) is a marketed therapy for the treatment of PNH and atypical hemolytic uremic syndrome and its recently approved ravulizumab (Ultomiris™) is for the treatment of adult patients with PNH. Akari Therapeutics PLC, Amgen Inc., Amyndas Pharmaceuticals S.A., Apellis Pharmaceuticals, Inc., BioCryst Pharmaceuticals, Inc., ChemoCentryx, Inc., Ionis Pharmaceuticals, Inc., Novartis AG, Omeros Corporation, Ra Pharmaceuticals, Inc., Regeneron Pharmaceuticals, Inc., and F. Hoffmann-La Roche Ltd. have complement inhibitor therapies in development for hematologic or nephritic diseases, including PNH and C3G. Our competitors may succeed in developing, acquiring or licensing technologies and drug products that are more effective, have fewer or more tolerable side effects or are less costly than any product candidates that we are currently developing or that we may develop, which could render our product candidates obsolete and noncompetitive.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we, or any future collaborators, may develop. Our competitors also may obtain FDA or other marketing approvals for their products before we, or any future collaborators, are able to obtain approval for ours, which could result in our competitors establishing a strong market position before we, or any future collaborators, are able to enter the market. Many of our existing and potential future competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining marketing approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

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

As of December 31, 2018, our complement inhibitor patent portfolio included a large number of issued patents and pending U.S. applications, international applications filed under the Patent Cooperation Treaty, referred to as the PCT, and applications that have been entered into the national phase of prosecution in foreign countries. These patents and patent applications, if issued, will expire in 2035, 2036, 2037, or 2038 without regard to possible patent term extensions to account for regulatory delay to market our drugs, or any patent term adjustment. These applications include claims directed to composition of matter, pharmaceutical composition and their methods of use to treat complement factor D related disorders, including C3G, PNH, and age-related macular degeneration.

Our complement inhibitor patent portfolio includes four families of published patents and patent applications. Our first family of complement inhibitor patent filings is based on a priority provisional application filed in February 2014. Our second family of complement inhibitor patent filings is based on priority provisional applications filed in August 2015. Our third family of complement inhibitor patent filings is also based on priority provisional applications filed in August 2015. Our fourth family of complement inhibitor patent filings is based on priority provisional applications filed in March 2017.

Our first family of complement inhibitor patent applications includes fourteen issued U.S. patents. We have received an issued U.S. patent covering the composition of matter on our lead drug candidate, ACH-4471, and its medical use (U.S. Patent No. 9,796,741). We have also received thirteen additional U.S. patents covering other factor D inhibitors (U.S. Patent Nos. 9,598,446, 9,643,986, 9,663,543, 9,695,205, 9,732,103, 9,732,104, 9,758,537, 9,828,396, 10,005,802, 10,081,645, 10,087,203, 10,100,072, and 10,106,563).

Two of the subfamilies in the first family of complement inhibitor patent applications are currently pending in a number of foreign jurisdictions including the major market countries (China, Australia, Canada, Japan and South Korea) and three regional patent offices (European Patent Office, or EPO, African Regional Patent Office, or ARIPO, and Eurasian Patent Office, or EAPO).

Our second family of complement inhibitor patent applications covers several of our most advanced complement factor D inhibitors, including ACH-5228 as well as an issued composition of matter U.S. patent on ACH-5548. This family has five issued U.S. patents covering factor D inhibitors (U.S. Patent Nos. 10,000,516, 10,011,612, 10,092,584, and 10,138,225,10,011,516). Selected applications are currently pending in a number of foreign jurisdictions including the major market countries (China, Australia, Canada, Japan and South Korea) and three regional patent offices (EPO, ARIPO, and EAPO).

Our third family of complement inhibitor patent applications was entered into the international phase with PCT applications in August 2016 and then entered into the national phase of prosecution in February 2018.

Our fourth family of complement inhibitor patent applications was entered into the international phase with PCT applications in March 2018 and will enter the national phase of prosecution in September 2019.

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

Manufacturing and Supply

We rely on contract manufacturers to produce drug substances and drug products required for our clinical trials under current good manufacturing practices, or cGMP, with oversight by our internal managers and third parties. We plan to continue to rely upon contract manufacturers and collaboration partners to manufacture commercial quantities of our drug product if and when approved for marketing by the FDA. We do not have long-term agreements with any of these third parties. If any of our existing manufacturers should become unavailable to us for any reason, we may incur some delay in identifying or qualifying replacements. We currently manage our supply by having additional inventories on hand that are intended to be available should it become necessary for us to engage alternate sources of supply for clinical trial materials.

Sales and Marketing

We intend to establish our own sales and marketing capabilities if and when we obtain regulatory approval of our product candidates. In North America and Western Europe, patients in the markets for our product candidates are largely managed by medical specialists in the areas of immunology, nephrology, and hematology. Historically, companies have experienced substantial commercial success through the deployment of specialized sales forces which can address a majority of key prescribers. Therefore, we expect to utilize a specialized sales force in North America for the sales and marketing of product candidates that we may successfully develop. We currently have no marketing, sales or distribution capabilities. In order to participate in the commercialization of any of our product candidates, we must develop these capabilities on our own or in collaboration with third parties. We may also choose to hire a third party to provide sales personnel instead of developing our own staff.

Outside of North America, and in situations or markets where a more favorable return may be realized through licensing commercial rights to a third party, we may license a portion or all of our commercial rights in a territory to one or more third parties in exchange for one or more of the following: up-front payments, research funding, development funding, milestone payments and royalties on product sales.

Regulatory Matters

Government Regulation and Product Approvals

Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions, including the European Union, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, sales, pricing, reimbursement, post-approval monitoring and reporting, and import and export of pharmaceutical products. The processes for obtaining regulatory approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory requirements, require the expenditure of substantial time and financial resources.

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

An applicant seeking approval to market and distribute a new drug product in the United States must typically undertake the following:

•

completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations and consistent with International Conference on Harmonization, or ICH, requirements;

•	submission to the FDA of an IND, which must be reviewed and active by the FDA before human clinical trials may begin;

•	approval by an independent local or central institutional review board, or IRB, representing each clinical site before each clinical trial may be initiated;

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

•

satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with cGMP, requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;

•	satisfactory completion of FDA audits of clinical trial sites to assure compliance with GCPs and the integrity of the clinical data;

•

satisfactory completion of FDA audit of Sponsor/Applicant site/records to assure compliance with appropriate GCPs and that adequate controls and oversight are in place regarding all contracted activities (e.g., manufacturing, clinical trials, pharmacovigilance/safety, data management, etc);

•	satisfactory completion of FDA audit of Pharmacovigilance/Safety contract vendor overseeing and responsible for the safety collection and reporting of serious adverse events;

•	payment of user fees and securing FDA approval of the NDA; and

•

compliance with any post-approval requirements and/or commitments, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and potentially post-market requirement, or PMR, and commitment, or PMC, studies.

Preclinical Studies

Before an applicant begins testing a compound with potential therapeutic value in humans, the drug candidate enters the preclinical testing stage. Preclinical studies include laboratory evaluation of the purity and stability of the manufactured drug substance or active pharmaceutical ingredient and the formulated drug or drug product, as well as in vitro and animal studies to assess the safety and activity of the drug for initial testing in humans and to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations. The results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical studies, among other things, are submitted to the FDA as part of an IND. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, and long-term toxicity studies, will likely continue after the IND is submitted, through the time of the NDA submission.

The IND and IRB Processes

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include, among other things, the requirement that all research subjects provide their voluntary informed consent in writing before their participation in any clinical trial. Clinical trials are conducted under written study protocols detailing, among other things, the inclusion and exclusion criteria, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND.

An IND is an exemption from the FDCA that allows an unapproved drug to be shipped through interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer an investigational drug to humans. Such authorization must be obtained prior to interstate shipment and administration of any new drug that is not the subject of an approved NDA. As a required component of the IND application, applicants must submit a protocol for each clinical trial and any subsequent protocol amendments. In addition, the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, are submitted to the FDA as part of an IND. The FDA requires a 30-day waiting period after the submission of each IND before clinical trials may begin. This waiting period is designed to allow the FDA to review the IND to determine whether human research subjects will be exposed to unreasonable health risks. At any time during this 30-day period, or thereafter, the FDA may raise concerns or questions about the conduct of the trials as outlined in the IND and impose a clinical hold or partial clinical hold or require that the sponsor amend the clinical protocol to include additional safety measurements. In this case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin (or resume if the clinical trial had been ongoing at the time a clinical hold was imposed).

Following commencement of a clinical trial under an IND, the FDA may also place a clinical hold or partial clinical hold on that trial. A clinical hold is an order issued by the FDA to the sponsor to delay a proposed clinical investigation or to suspend an ongoing investigation. A partial clinical hold is a delay or suspension of only part of the clinical work requested under the IND. For example, a specific protocol or part of a protocol is not allowed to proceed, while other protocols may do so. No more than 30 days after imposition of a clinical hold or partial clinical hold, the FDA will provide the sponsor a written explanation of the basis for the hold. Following issuance of a clinical hold or partial clinical hold, an investigation may only resume after the FDA has notified the sponsor that the investigation may proceed. The FDA will base that determination on information provided by the sponsor correcting the deficiencies previously cited or otherwise satisfying the FDA that the investigation can proceed. Clinical holds are imposed by the FDA whenever there is concern for patient safety and may be a result of new data, findings, or developments in clinical, nonclinical, and/or chemistry, manufacturing, and controls (CMC).

A sponsor may choose, but is not required, to conduct a foreign clinical trial under an IND. When a foreign clinical trial is conducted under an IND, all FDA IND requirements must be met unless waived. When the foreign clinical trial is not conducted under an IND, the sponsor must ensure that the trial complies with certain FDA regulatory requirements in order to use the trial as support for an IND or application for marketing approval. These requirements to protect the rights, welfare, and safety of patients are also stipulated in applicable ICH guidance. Specifically, on April 28, 2008, the FDA amended its regulations governing the acceptance of foreign clinical studies not conducted under an investigational new drug application as support for an IND or a new drug application. The final rule provides that such studies must be conducted in accordance with GCP, including review and approval by an independent ethics committee, or IEC, and informed consent from subjects. The GCP requirements in the final rule encompass both ethical and data integrity standards for clinical studies. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical trials, as well as the quality and integrity of the resulting data. They further help ensure that non-IND foreign studies are conducted in a manner comparable to that required for IND studies.

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

Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health, or NIH, for public dissemination on its ClinicalTrials.gov website. Similar requirements for posting clinical trial information are present in the European Union (EudraCT) website: https://eudract.ema.europa.eu/ and other countries as well.

Expanded Access to an Investigational Drug for Treatment Use

Expanded access, sometimes called “compassionate use,” is the use of investigational new drug products outside of clinical trials to treat patients with serious or immediately life-threatening diseases or conditions when there are no comparable or satisfactory alternative treatment options. The rules and regulations related to expanded access are intended to improve access to investigational drugs for patients who may benefit from investigational therapies. FDA regulations allow access to investigational drugs under an IND by the company or the treating physician for treatment purposes on a case-by-case basis for: individual patients (single-patient IND applications for treatment in emergency settings and non-emergency settings); intermediate-size patient populations; and larger populations for use of the drug under a treatment protocol.

When considering an IND application for expanded access to an investigational product with the purpose of treating a patient or a group of patients, the sponsor and treating physicians or investigators will determine suitability when all of the following criteria apply: patient(s) have a serious or immediately life-threatening disease or condition, and there is no comparable or satisfactory alternative therapy to diagnose, monitor, or treat the disease or condition; the potential patient benefit justifies the potential risks of the treatment and the potential risks are not unreasonable in the context or condition to be treated; and the expanded use of the investigational drug for the requested treatment will not interfere with the initiation, conduct, or completion of clinical investigations that could support marketing approval of the product or otherwise compromise the potential development of the product.

On December 13, 2016, the 21st Century Cures Act established (and the 2017 Food and Drug Administration Reauthorization Act later amended) a requirement that sponsors of one or more investigational drugs for the treatment of a serious disease(s) or condition(s) make publicly available their policy for evaluating and responding to requests for expanded access for individual patients. Although these requirements were rolled out over time, they have now come into full effect. This provision requires drug and biologic companies to make publicly available their policies for expanded access for individual patient access to products intended for serious diseases. Sponsors are required to make such policies publicly available upon the earlier of initiation of a Phase II or Phase III study; or 15 days after the drug or biologic receives designation as a breakthrough therapy, fast track product, or regenerative medicine advanced therapy.

In addition, on May 30, 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase I clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a drug manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act, but the manufacturer must develop an internal policy and respond to patient requests according to that policy.

Human Clinical Trials in Support of an NDA

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

Submission of an NDA by the FDA

Assuming successful completion of required clinical testing and other requirements, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things are submitted to the FDA as part of an NDA requesting approval to market the drug product for one or more indications. Under federal law, the submission of most NDAs is subject to an application user fee, which for federal fiscal year 2019 is $2,588,478 for an application requiring clinical data. The sponsor of an approved NDA is also subject to an annual program fee, which for fiscal year 2019 is $309,915. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for drugs with orphan designation and a waiver for certain small businesses.

The FDA conducts a preliminary review of a NDA within 60 days of its receipt and strives to inform the sponsor by the 74th day after the FDA’s receipt of the submission to determine whether the application is sufficiently complete to permit substantive review. This is known as the filing decision. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA has agreed to certain performance goals in the review process of NDAs. Most such applications are meant to be reviewed within ten months from the date of filing, and most applications for “priority review” products are meant to be reviewed within six months of filing. A product that has been designated as a breakthrough therapy may also be eligible for review within six months if supported by clinical data at the time of submission of the NDA. The review process may be extended by the FDA for three additional months to consider new information or clarification provided by the applicant to address an outstanding deficiency identified by the FDA following the original submission.

Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is or will be manufactured. These pre-approval inspections may cover all facilities associated with an NDA submission, including drug component manufacturing such as active pharmaceutical ingredients, finished drug product manufacturing, control testing laboratories, as well as packaging and labeling facilities. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. The applicant of the NDA may also have their records, processes, procedures, training, and other aspects reviewed during an inspection. The FDA must implement a protocol to expedite review of responses to inspection reports pertaining to certain drug applications, including applications for drugs in a shortage or drugs for which approval is dependent on remediation of conditions identified in the inspection report.

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

Fast Track, Breakthrough Therapy, Priority Review and Regenerative Advanced Therapy Designations

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

The FDA’s Decision on an NDA

On the basis of the FDA’s evaluation of the NDA and accompanying information, including the results of the inspection of the manufacturing facilities, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing, analyses, or information in order for the FDA to reconsider the application. This may include the requirement to conduct another clinical study or studies. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

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

Post-Approval Requirements and Commitments

If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. In addition, condition of NDA approval may include sponsor agreement to PMR or PMC studies, which are designed to further assess drug safety and effectiveness and may require testing and surveillance programs to monitor the safety of approved products that have been commercialized. These may include additional studies, registries, data collection, analyses, and/or information.

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

To the extent that the Section 505(b)(2) applicant is relying on studies conducted for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would. As a result, approval of a Section 505(b)(2) NDA can be stalled until all the listed patents claiming the referenced product have expired, until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the referenced product has expired, and, in the case of a Paragraph IV certification and subsequent patent infringement suit, until the earlier of 30 months, settlement of the lawsuit or a decision in the infringement case that is favorable to the Section 505(b)(2) applicant.

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

Pediatric Studies and Exclusivity

Under the Pediatric Research Equity Act of 2003, or PREA, an NDA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the drug product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. With enactment of the Food and Drug Administration Safety and Innovation Act or FDASIA, in 2012, sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, any deferral or waiver requests, and other information required by regulation. The applicant, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other, and agree upon a final plan. The FDA or the applicant may request an amendment to the plan at any time. For drugs intended to treat a serious or life-threatening disease or condition, the FDA must, upon the request of an applicant, meet to discuss preparation of the initial pediatric study plan or to discuss deferral or waiver of pediatric assessments. In addition, FDA will meet early in the development process to discuss pediatric study plans with drug sponsors. The legislation requires FDA to meet with drug sponsors by no later than the end-of-phase 1 meeting for serious or life-threatening diseases and by no later than ninety (90) days after FDA’s receipt of the study plan.

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

Drug products that have received orphan designation are exempt from the requirements of PREA. Specifically, Section 505B(k) of the FDCA contains a statutory exemption from the requirement to conduct pediatric studies under PREA for certain drugs with orphan designation. Under this exemption, PREA does not apply to any application for a drug for an indication for which orphan designation has been granted when that application would otherwise trigger PREA because the application contains a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. In July 2018, FDA issued draft guidance clarifying that it does not expect to grant any additional orphan-drug designation to drugs for pediatric subpopulations of common diseases. Pediatric-subpopulation designations that have already been granted will not be affected by this change.

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

Review and Approval of Drug Products Outside of the United States

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

Clinical Trial Approval in the EU

Requirements for the conduct of clinical trials in the European Union including GCP are set forth in the Clinical Trials Directive 2001/20/EC and the GCP Directive 2005/28/EC. Pursuant to Directive 2001/20/EC and Directive 2005/28/EC, as amended, a system for the approval of clinical trials in the European Union has been implemented through national legislation of the E.U. member states. Under this system, approval must be obtained from the competent national authority of each E.U. member state in which a study is planned to be conducted. To this end, a clinical trial application or CTA is submitted to the local competent authority in each country (or member state) where the clinical trial is being conducted, which must be supported by an investigational medicinal product dossier, or IMPD, and further supporting information prescribed by Directive 2001/20/EC and Directive 2005/28/EC and other applicable guidance documents. These documents may be amended and/or updated by the EC at any time. Furthermore, a clinical trial may only be started after a competent ethics committee has issued a favorable opinion on the clinical trial application in that country.

In April 2014, the EU passed the new Clinical Trials Regulation (EU) No 536/2014, which is set to replace the current Clinical Trials Directive 2001/20/EC. To ensure that the rules for clinical trials are identical throughout the European Union, the new E.U. clinical trials legislation was passed as a regulation that is directly applicable in all E.U. member states. All clinical trials performed in the European Union are required to be conducted in accordance with the Clinical Trials Directive 2001/20/EC until the new Clinical Trials Regulation (EU) No 536/2014 becomes applicable. According to the current plans of the European Medicines Agency, or EMA, the new Clinical Trials Regulation will become applicable in 2019. The Clinical Trials Directive

2001/20/EC will, however, still apply three years from the date of entry into application of the Clinical Trials Regulation to (i) clinical trials applications submitted before the entry into application and (ii) clinical trials applications submitted within one year after the entry into application if the sponsor opts for old system.

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

PRIME Designation in the EU

In March 2016, the EMA launched an initiative to facilitate development of product candidates in indications, often rare, for which few or no therapies currently exist. The PRIority MEdicines, or PRIME, scheme is intended to encourage drug development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation reviewed under the centralized procedure. Products from small- and medium-sized enterprises, or SMEs, may qualify for earlier entry into the PRIME scheme than larger companies. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated marketing authorization application assessment once a dossier has been submitted. Importantly, a dedicated Agency contact and rapporteur from the Committee for Human Medicinal Products, or CHMP, or Committee for Advanced Therapies, or CAT, are appointed early in PRIME scheme facilitating increased understanding of the product at EMA’s Committee level. A kick-off meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies.

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

Periods of Authorization and Renewals in the EU

A marketing authorization is valid for five years, in principle, and it may be renewed after five years on the basis of a reevaluation of the risk-benefit balance by the EMA or by the competent authority of the relevant EU

Member State. To that end, the marketing authorization holder must provide the EMA or the relevant competent authority of the EU Member State with a consolidated version of the file in respect of quality, safety and efficacy, including all variations introduced since the marketing authorization was granted, at least six months before the marketing authorization ceases to be valid. Once renewed, the marketing authorization is valid for an unlimited period, unless the European Commission or the relevant competent authority of the EU Member State decides, on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal period. Any marketing authorization that is not followed by the marketing of the medicinal product on the EU market (in the case of the centralized procedure) or on the market of the EU Member State which delivered the marketing authorization within three years after authorization ceases to be valid.

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

Pediatric Studies and Exclusivity

Prior to obtaining a marketing authorization in the European Union, applicants must demonstrate compliance with all measures included in an EMA-approved PIP covering all subsets of the pediatric population, unless the EMA has granted a product-specific waiver, a class waiver, or a deferral for one or more of the measures included in the PIP. The respective requirements for all marketing authorization procedures are laid down in Regulation (EC) No 1901/2006, the so-called Pediatric Regulation. This requirement also applies when a company wants to add a new indication, pharmaceutical form or route of administration for a medicine that is already authorized. The Pediatric Committee of the EMA, or PDCO, may grant deferrals for some medicines, allowing a company to delay development of the medicine for children until there is enough information to demonstrate its effectiveness and safety in adults. The PDCO may also grant waivers when development of a medicine for children is not needed or is not appropriate, such as for diseases that only affect the elderly population. Before an MAA can be filed, or an existing marketing authorization can be amended, the EMA determines that companies actually comply with the agreed studies and measures listed in each relevant PIP. If an applicant obtains a marketing authorization in all EU Member States, or a marketing authorization granted in the Centralized Procedure by the European Commission, and the study results for the pediatric population are included in the product information, even when negative, the medicine is then eligible for an additional six month period of qualifying patent protection through extension of the term of the Supplementary Protection Certificate.

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

The United Kingdom has a period of a maximum of two years from the date of its formal notification to negotiate the terms of its withdrawal from, and future relationship with, the European Union. If no formal withdrawal agreement is reached between the United Kingdom and the European Union, then it is expected the United Kingdom’s membership of the European Union will automatically terminate two years after the submission of the notification of the United Kingdom’s intention to withdraw from the European Union. Discussions between the United Kingdom and the European Union focused on finalizing withdrawal issues and transition agreements are ongoing. However, limited progress to date in these negotiations and ongoing uncertainty within the UK Government and Parliament sustains the possibility of the United Kingdom leaving the European Union on March 29, 2019 without a withdrawal agreement and associated transition period in place, which is likely to cause significant market and economic disruption.

General Data Protection Regulation

The collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the EU General Data Protection Regulation (GDPR), which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the U.S., and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR will be a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance.

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

For example, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. For example, on May 11, 2018, the Administration issued a plan to lower drug prices. Under this blueprint for action, the Administration indicated that the Department of Health and Human Services, or HHS, will: take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies; advance biosimilars and generics to boost price competition; evaluate the inclusion of prices in drug makers’ ads to enhance price competition; speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers; avoid excessive pricing by relying more on value-based pricing by expanding outcome-based payments in Medicare and Medicaid; work to give Part D plan sponsors more negotiation power with drug makers; examine which Medicare Part B drugs could be negotiated for a lower price by Part D plans, and improve the design of the Part B Competitive Acquisition Program; update Medicare’s drug-pricing dashboard to increase transparency; prohibit Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance; and require that Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending, and drug price increases.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

•

the Foreign Corrupt Practices Act, which prohibits companies and their intermediaries from making, or offering or promising to make improper payments to non-U.S. officials for the purpose of obtaining or retaining business or otherwise seeking favorable treatment;

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

•

the Independent Payment Advisory Board, or IPAB, which has authority to recommend certain changes to the Medicare program to reduce expenditures by the program that could result in reduced payments for prescription drugs. However, the IPAB implementation has been not been clearly defined. ACA provided that under certain circumstances, IPAB recommendations will become law unless Congress enacts legislation that will achieve the same or greater Medicare cost savings; and

•

established the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending. Funding has been allocated to support the mission of the Center for Medicare and Medicaid Innovation from 2011 to 2019.

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

Since enactment of the ACA, there have been numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by the President on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, will become effective in 2019. According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, among other things, amends the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. Congress will likely consider other legislation to replace elements of the ACA during the next Congressional session.

The Trump Administration has also taken executive actions to undermine or delay implementation of the ACA. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.

Segment Reporting

We are engaged solely in the discovery and development of innovative small molecule drug therapies for immune system disorders. Accordingly, we have determined that we operate in one operating segment.

Revenue

We did not recognize revenue during the years ended December 31, 2018 or 2017. During the year ended December 31, 2016, we recognized total revenue of $15.0 million due solely to the achievement of a clinical milestone under the Janssen Agreement which was terminated effective November 8, 2017.

Research and Development Expense

For the years ended December 31, 2018, 2017 and 2016, research and development expenses were $50.1 million, $63.6 million and $56.8 million, respectively.

Employees

As of March 1, 2019, we had 56 full-time employees, 18 of whom hold doctoral degrees. Approximately 36 of our employees are engaged in research and development, with the remainder engaged in administration, finance and business development functions. None of our employees is represented by a labor union or covered by collective bargaining agreements. We believe our relations with our employees are good.

Information Available on the Internet

Our Internet address is www.achillion.com. We are not including the information contained in our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file such materials with the Securities and Exchange Commission, or the SEC. We also make available on our website our corporate governance guidelines, the charters for our audit committee, nominating and corporate governance committee, compensation committee, compliance committee, and strategy committee, and our code of business conduct and ethics, which applies to our directors, officers and employees, and such information is available in print and free of charge to any stockholder who requests it. In addition, we intend to disclose on our website any amendments to, or waivers from, our code of business conduct and ethics that are required to be publicly disclosed pursuant to rules of the SEC.

Executive Officers of the Registrant

Name	Age	Position
Joseph Truitt	54	President, Chief Executive Officer, Director
Brian Di Donato	52	Senior Vice President and Chief Financial Officer
Paul Firuta	53	Executive Vice President and Chief Operating Officer
Anthony Gibney	48	Executive Vice President and Chief Business Officer
Martha Manning, Esq.	64	Executive Vice President, General Counsel and Corporate Secretary
Steven Zelenkofske, D.O.	60	Executive Vice President and Chief Medical Officer

Joseph Truitt, President, Chief Executive Officer, Director. Mr. Truitt has served as our President and Chief Executive Officer and as a member of the Board of Directors since May 2018. From February 2018 to May 2018, Mr. Truitt served as our President and Chief Operating Officer. From September 2017 to February 2018, Mr. Truitt served as our Chief Operating Officer. From January 2009 to September 2017, Mr. Truitt served as our Chief Commercial Officer. Prior to joining Achillion in January 2009, Mr. Truitt was Vice President of Business Development and Product Strategy for Lev Pharmaceuticals, Inc., a biotechnology company, from October 2007 to December 2008. From July 2006 through September 2007, he served as Lev’s Vice President of Sales and Marketing and led the build out of the commercial team and infrastructure in preparation for product launch. From February 2002 to July 2006, Mr. Truitt was Vice President of Sales and Operations at Johnson & Johnson, a pharmaceutical company, where he directed commercial operations at the company’s OraPharma subsidiary. From 2000 to 2002, Mr. Truitt was Vice President of Sales and Operations of OraPharma, Inc., a pharmaceutical company, prior to its acquisition by Johnson & Johnson. Mr. Truitt holds an M.B.A. from St. Joseph’s University and a B.S. in Marketing from LaSalle University.

Brian Di Donato, Senior Vice President and Chief Financial Officer. Mr. Di Donato has served as our Senior Vice President and Chief Financial Officer since February 2019. From August 2018 to February 2019, Mr. Di Donato served as our Vice President, Investor Relations and Corporate Communications. Prior to joining Achillion in August 2018, Mr. Di Donato was a private investor and full-time student at Pennsylvania State

University from May 2015 to May 2018. From April 2008 to December 2014, Mr. Di Donato was a Managing Director at Sorin Capital, an SEC registered investment advisor. From March 2002 to March 2008, Mr. Di Donato was Senior Vice President and subsequently President of Capmark Investments, an SEC registered investment advisor. He has also held roles as an Executive Director at Morgan Stanley and Vice President at UBS Securities. Mr. Di Donato holds an M.B.A. from New York University, a B.S. from Pennsylvania State University and a B.S. from Villanova University.

Paul Firuta, Executive Vice President and Chief Operating Officer. Mr. Firuta has served as our Executive Vice President and Chief Operating Officer since September 2018. Prior to joining Achillion in September 2018, Mr. Firuta served as Chief Commercial Officer of uniQure N.V., a gene therapy company, from May 2016 to June 2018. Prior to joining uniQure, N.V., Mr. Firuta was Chief Commercial Officer of BioBlast Pharma, Ltd., an orphan disease-focused biotechnology company, from August 2015 to May 2016. From March 2014 to February 2015, Mr. Firuta was President, US Commercial Operations of NPS Pharma, a biopharmaceutical company, and from October 2008 to February 2014, Mr. Firuta was Vice President and General Manager, Americas, of ViroPharma, Inc., a biopharmaceutical company, both of which were acquired by Shire Pharmaceuticals in 2015 and 2014, respectively. Mr. Firuta has also held positions at LEV Pharmaceuticals, Inc., a biopharmaceutical company, OraPharma, a specialty pharmaceutical company, and SmithKline Beecham Pharmaceuticals, a pharmaceutical company. Mr. Firuta holds an M.B.A. from St. Joseph’s University and a B.S. from King’s College.

Anthony Gibney, Executive Vice President and Chief Business Officer. Mr. Gibney has served as our Executive Vice President and Chief Business Officer since August 2018. Prior to joining Achillion in August 2018, Mr. Gibney was Partner, Managing Director and Co-Head of Biotechnology Investment Banking at Leerink Partners, LLC, an investment bank, from August 2009 to January 2018. Prior to joining Leerink Partners, LLC, Mr. Gibney was Managing Director, Global Healthcare Group at Merrill Lynch & Co., an investment bank, from June 1999 to May 2009 and was an investment banking associate at Lehman Brothers, Inc., an investment bank. Since February 2018, Mr. Gibney has served on the Board of Directors of InflaRx S.A., a biotechnology company focusing on the development of monoclonal antibodies targeting activation products of the complement system in life threatening inflammatory diseases. Mr. Gibney holds a B.A. in Economics and History from Yale University.

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

Steven Zelenkofske, D.O., Executive Vice President and Chief Medical Officer. Dr. Zelenkofske has served as our Executive Vice President and Chief Medical Officer since August 2018. Prior to joining Achillion in August 2018, Dr. Zelenkofske served as Chief Medical Officer of uniQure N.V., from June 2017 to August 2018. Prior to joining uniQure, N.V., Dr. Zelenkofske was Vice President and Therapeutic Head of Cardiovascular/Metabolism for AstraZeneca, a biopharmaceutical company, from November 2014 to June 2017. From January 2009 to November 2014, Dr. Zelenkofske was Senior Vice President Clinical and Medical Affairs and Chief Medical Officer of Regado Biosciences, Inc., a biotechnology company. Dr. Zelenkofske has held leadership positions at Sanofi-Aventis, Boston Scientific, a medical device company, and Novartis Pharmaceuticals, a global healthcare company. Dr. Zelenkofske holds Bachelor of Science and Master of Science degrees from Emory University and a Doctor of Osteopathic Medicine degree from the Philadelphia College of Osteopathic Medicine. He conducted his graduate medical education at the Philadelphia College of Osteopathic Medicine and is board-certified in internal medicine, cardiology and cardiac electrophysiology.

ITEM 1A.	RISK FACTORS

The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see “Cautionary Note Regarding Forward-Looking Statements” on page 1 of this Annual Report on Form 10-K for a discussion of some of the forward-looking statements that are qualified by these risk factors. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.

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

Our approach to the discovery and development of product candidates that target the alternative pathway is unproven. We are currently only in the phase II clinical testing stage for our most advanced product candidate. We may not successfully develop any medicines that target alternative pathway inhibition, and even if we are successful in early development, any medicines that we develop may not effectively inhibit the alternative pathway or provide a clinical benefit. Even if we are able to develop a product candidate that effectively inhibits complement factor D in preclinical studies, we may not succeed in demonstrating safety and efficacy of the product candidate in human clinical trials. For example, although lampalizumab, a product candidate that was in clinical development with another company that targeted complement factor D inhibition in geographic atrophy, or GA, was reported to have demonstrated safety, tolerability and evidence of activity in a phase II trial, the trial’s sponsor announced that in two phase III trials of the product candidate in GA did not meet its primary endpoint of reducing GA lesions when compared to a sham treatment, and the program was discontinued. Our focus on using our proprietary technology to identify product candidates targeting the alternative pathway may not result in the discovery and development of commercially viable medicines to treat human disease.

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

The success of our complement inhibitor platform, will depend on several factors, including the following:

•	initiation, successful enrollment and completion of clinical trials;

•	safety, tolerability and efficacy profiles that are satisfactory to the U.S. Food and Drug Administration, or FDA, or any comparable foreign regulatory authority for marketing approval;

•	timely receipt of marketing approvals from applicable regulatory authorities;

•	the performance of any future collaborators;

•	the extent of any required post-marketing approval commitments to applicable regulatory authorities;

•	establishment of supply arrangements with third party raw materials suppliers and manufacturers;

•	establishment of arrangements with third party manufacturers to obtain finished drug products that are appropriately packaged for sale;

•	obtaining and maintaining patent, trade secret protection and regulatory exclusivity, both in the United States and internationally;

•	protection of our rights in our intellectual property portfolio;

•	successful commercial launch following any marketing approval;

•	a continued acceptable safety profile following any marketing approval; and

•	commercial acceptance of our products or those of our collaborators, if and when approved, by patients, the medical community and third-party payors.

The success of our complement inhibitor platform also depends on our ability to compete with other marketed therapies for complement-mediated diseases such as those from Alexion Pharmaceuticals, Inc., and other potential therapies in development by Akari Therapeutics PLC, Amgen Inc., Amyndas Pharmaceuticals S.A., Apellis Pharmaceuticals, Inc., BioCryst Pharmaceuticals, Inc., ChemoCentryx, Inc., Ionis Pharmaceuticals, Inc., Novartis AG, Omeros Corporation, Ra Pharmaceuticals, Inc., Regeneron Pharmaceuticals, Inc., and F. Hoffmann-La Roche Ltd.

Many of the factors on which our success is dependent are beyond our control, including clinical development, the regulatory submission and review process, potential threats to our intellectual property rights and the manufacturing, marketing and sales efforts of any future collaborators. If we or our collaborators are unable to develop, receive marketing approval for and successfully commercialize products based on our technologies, or experience delays as a result of any of these factors or otherwise, our business could be substantially harmed.

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

Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable product candidates. For example, we are currently focusing our efforts on developing ACH-4471 in phase II clinical trials for PNH, C3G, and IC-MPGN, and ACH-5228 and ACH-5548 are currently in phase I clinical development. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to the product candidate.

We implemented a plan to reduce our staff levels and eliminate certain personnel and other costs, which could significantly adversely affect our ability to continue to discover and develop new compounds.

In February 2018, we implemented a restructuring plan that reduced employee headcount by approximately 20% to approximately 70 employees. The restructuring plan was implemented following a strategic assessment of our portfolio. During the assessment, our management team and board of directors concluded that our strategic focus would be on the development of our existing clinical candidates, ACH-4471, ACH-5228, and ACH-5548. We have reduced our staff across several functional areas and we have continued to evaluate our operations to attempt to optimize our structure. For example, we recently opened an office in Blue Bell, Pennsylvania which provides us with access to the talent in that geographic area. We are evaluating and optimizing the location of our functional areas.

Our restructuring and continuing optimization efforts may disrupt our staff and our business, and we may experience delays and disruptions in advancing our existing clinical candidates or in discovering or developing new compounds as a result of these efforts.

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

Other adverse events may occur. In our phase I multiple ascending dose study of ACH-4471 in healthy volunteers, two cases of self-limited, alanine aminotransferase, or ALT, elevations (Grade 3 and 4) were observed post-treatment in the two highest dose groups, with neither subject exhibiting signs or symptoms of liver decompensation. Both subjects’ ALT levels normalized without intervention during follow up. Further, no treatment-associated fever or infections were observed. ALT is a liver enzyme measure to see whether a liver is damaged or diseased. We have also seen a serious adverse event of elevated liver enzymes in a patient in our PNH monotherapy program which resolved without intervention when the patient was discontinued from ACH-4471 treatment. There is a risk that increases in ALT will be seen more frequently as more patients are enrolled in our clinical trials and dosed with ACH-4471. To date, ACH-4471 has been dosed in few patients and for limited durations, the longest being approximately 24 months, and there is a risk that in longer dosing durations planned for our clinical trials, patients may experience increases in ALT or other adverse events. There is also a risk that doses of ACH-4471 which we believe can be safely administered to patients may not be effective in treating complement mediated diseases such as PNH or C3G.

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

The development and commercialization of new drug products is highly competitive. We expect that we and our future collaborators, if any, will face significant competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide with respect to any of our product candidates that we, or they, may seek to develop or commercialize in the future. There are a number of pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of product candidates for the treatment of the key complement-mediated disease indications. For example, Alexion Pharmaceuticals, Inc.’s eculizumab (Soliris®) is a marketed therapy for the treatment of PNH and atypical hemolytic uremic syndrome and its recently approved ravulizumab (Ultomiris™) is for the treatment of adult patients with PNH. In addition, Akari Therapeutics PLC, Amgen Inc. Amyndas Pharmaceuticals S.A., Apellis Pharmaceuticals, Inc., BioCryst Pharmaceuticals, Inc., ChemoCentryx, Inc., Ionis Pharmaceuticals, Inc., Novartis AG, Omeros Corporation, Ra Pharmaceuticals, Inc., Regeneron Pharmaceuticals, Inc., and F. Hoffmann-La Roche Ltd. have complement inhibitor therapies in development for other hematologic or nephritic diseases. Our competitors may succeed in developing, acquiring or licensing technologies and drug products that are more effective, have fewer or more tolerable side effects or are less costly than any product candidates that we are currently developing or that we may develop, which could render our product candidates obsolete and noncompetitive.

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

In addition, increasingly, third party payors are requiring higher levels of evidence of the benefits and clinical outcomes of new technologies and are challenging the prices charged. We cannot be sure that coverage will be available for any product candidate that we, or any future collaborator, commercialize and, if available, that the reimbursement rates will be adequate. Further, the net reimbursement for products may be subject to additional reductions if there are changes to laws that presently restrict imports of products from countries where they may be sold at lower prices than in the United States. An inability to promptly obtain coverage and adequate payment rates from both government-funded and private payors for any of our product candidates for which we, or any future collaborator, obtain marketing approval could significantly harm our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

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

Our internal computer systems, or those of any collaborators or contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs.

Despite the implementation of security measures, our internal computer systems and those of third parties with which we contract are vulnerable to damage from cyber-attacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Any system failure, accident or security breach that causes interruptions in our operations could result in a material disruption of our product development programs and business operations, in addition to possibly requiring substantial expenditures of resources to remedy. For example, the loss of clinical trial data from completed clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we may incur liabilities and the further development of our product candidates may be delayed. In addition, we may not have adequate insurance coverage to provide compensation for any losses associated with such events.

We could be subject to risks caused by misappropriation, misuse, leakage, falsification or intentional or accidental release or loss of information maintained in the information systems and networks of our company, including personal information of our employees. In addition, outside parties may attempt to penetrate our systems or those of our vendors or fraudulently induce our employees or employees of our vendors to disclose sensitive information in order to gain access to our data. Like other companies, we may experience threats to our data and systems, including malicious codes and viruses, and other cyber-attacks. The number and complexity of these threats continue to increase over time. If a material breach of our security or that of our vendors occurs, the market perception of the effectiveness of our security measures could be harmed, we could lose business and our reputation and credibility could be damaged. We could be required to expend significant amounts of money and other resources to repair or replace information systems or networks. Although we develop and maintain systems and controls designed to prevent these events from occurring, and we have a process to identify and mitigate threats, the development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Moreover, despite our efforts, the possibility of these events occurring cannot be eliminated entirely.

Compliance with global privacy and data security requirements could result in additional costs and liabilities to us or inhibit our ability to collect and process data globally, and the failure to comply with such requirements could have a material adverse effect on our business, financial condition or results of operations.

The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. For example, the European Union’s General Data Protection Regulation 2016/679, or GDPR, imposes strict obligations on the processing of personal data, including personal health data, and the free movement of such data. The GDPR applies to any company established in the European Union as well as any company outside the European Union that processes personal data in connection with the offering of goods or services to individuals in the European Union or the monitoring of their behavior. The GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, obligations relating to: processing health and other sensitive data; obtaining consent of individuals; providing notice to individuals regarding data processing activities; responding to data subject requests; taking certain measures when engaging third-party processors; notifying data subjects and regulators of data breaches; implementing safeguards to protect the security and confidentiality of personal data; and transferring personal data to countries outside the European Union, including the United States. The GDPR imposes additional obligations and risks upon our business and substantially increases the penalties to which we could be subject in the event of any non-compliance, including fines of up to €20 million or 4% of total worldwide annual turnover, whichever is higher. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages. Given the breadth and depth of changes in data protection obligations, preparing for and complying with the GDPR’s requirements has required and will continue to require significant time, resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that process or transfer personal data collected in the European Union. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information from our clinical trials, could require us to change our business practices or lead to government enforcement actions, private litigation or significant fines and penalties against us, reputational harm and could have a material adverse effect on our business, financial condition or results of operations.

Risks Related to our Financial Position and Need for Additional Capital

We have incurred significant losses since inception, expect to incur significant and accumulating losses for at least the next several years, and we may never achieve or maintain profitability.

We have incurred significant annual net operating losses since our inception. We expect to continue to incur significant and accumulating net operating losses for at least the next several years. Our net losses were $70.3 million, $85.2 million, and $61.7 million for the years ended December 31, 2018, 2017, and 2016, respectively. We had an accumulated deficit of $672.9 million at December 31, 2018. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We are currently only in the phase II clinical testing stage for our most advanced product candidate under our complement inhibitor platform and expect that it will be many years, if ever, before we have a product candidate ready for commercialization.

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

We believe that our existing cash, cash equivalents and marketable securities as of December 31, 2018, will enable us to fund our current projected operating requirements for at least the next 12 months from the issuance date of the financial statements included in this Annual Report on Form 10-K. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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

Comprehensive changes to the U.S. tax code made by 2017’s tax reform law could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law legislation, commonly referred to as the Tax Cuts and Jobs Act (the “TCJA”) that significantly revised the Internal Revenue Code of 1986, as amended. The TCJA, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income, limitation on the amount of research and development expenses deductible per year, and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the TCJA remains uncertain and our business and financial condition could be adversely affected. In addition, how various states will respond to the TCJA continues to be uncertain. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. During 2018, interpretive guidance on the TCJA was issued in the form of proposed regulations which remain subject to change until finalized by the Internal Revenue Service. Pursuant to SEC SAB No. 118, we were allowed a measurement period of up to one year after the enactment date of the TCJA to finalize the recording of the related tax accounting effects. As of December 31, 2018, we have completed our accounting for the effects of the TCJA and no measurement period adjustments have been recorded. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

Our effective tax rate may fluctuate, and we may incur additional tax obligations.

We are subject to taxation in a number of U.S. states. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various places that we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each of such places. Nevertheless, our effective tax rate may be different than experienced in the past due to numerous factors, including as a result of applying the provisions of the TCJA (as such provisions may be elaborated on or further developed in guidance, regulations and technical corrections pertaining to the TCJA), changes in the mix of our profitability, if any, from state to state, the results of examinations and audits of our tax filings, our inability to secure or sustain acceptable agreements with tax authorities, changes in accounting for income taxes and changes in tax laws. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations and may result in additional tax obligations.

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

•	manufacturing delays if we change existing contract manufacturers or engage new contract manufacturers;

•	the possible termination or nonrenewal of agreements by our third-party contractors at a time that is costly or inconvenient for us;

•	the possible breach by the third-party contractors of our agreements with them;

•	the failure of third party contractors to comply with applicable regulatory requirements;

•	the possible mislabeling of clinical supplies, potentially resulting in the wrong dose amounts being supplied or active drug or placebo not being properly identified;

•	the possibility of clinical supplies not being delivered to clinical sites on time, leading to clinical trial interruptions; and

•	the possible misappropriation of our proprietary information, including our trade secrets and know-how.

We rely on contract manufacturers to produce drug substances and drug products required for our clinical trials under cGMP, with oversight by our internal managers and third parties. We plan to continue to rely upon contract manufacturers and collaboration partners to manufacture commercial quantities of our drug product if and when approved for marketing by the FDA. We do not have long-term agreements with any of these third parties. If any of our existing manufacturers should become unavailable to us for any reason, we may incur some delay in identifying or qualifying replacements. We currently manage our supply by having additional inventories on hand that are intended to be available should it become necessary for us to engage alternate sources of supply for clinical trial materials.

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

We own a number of U.S. issued patents, pending U.S. provisional and non-provisional patent applications, as well as pending Patent Cooperating Treaty applications and associated foreign patents and patent applications. Our success depends in large part on our ability to obtain and maintain patent protection both in the United States and in other countries for our product candidates. Our ability to protect our product candidates from unauthorized or infringing use by third parties depends in substantial part on our ability to obtain and maintain valid and enforceable patents. Due to evolving legal standards relating to the patentability, validity and enforceability of patents covering pharmaceutical inventions and the scope of claims made under these patents, our ability to maintain, obtain and enforce patents is uncertain and involves complex legal and factual questions. Accordingly, rights under any issued patents may not provide us with sufficient protection for our product candidates or provide sufficient protection to afford us a commercial advantage against competitive products or processes. We cannot guarantee that any patents will issue from any pending or future patent applications owned by or licensed to us.

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

The claims of any patents which have already issued or may issue in the future and are owned or controlled by us, may not confer on us significant commercial protection against competing products. Additionally, our patents may be challenged by third parties, resulting in the patent being deemed invalid, cancelled, unenforceable or narrowed in scope, or the third party may circumvent any such issued patents. Our patents may be challenged, for example, in a U.S. federal court or alternatively challenged in an adversarial proceeding at the Patent Trial and Appeals Board, or PTAB, at the U.S. Patent Office. The cost of these procedures are often substantial, and it is possible that our efforts would be unsuccessful resulting in a loss of our U.S. patent position. Further, even if a U.S. federal court or PTAB rules that a patent owned by us is valid and enforceable, if the other venue takes a contrary position, the patent is considered invalid and not enforceable. Therefore, a party seeking to invalidate a patent owned by us in the United States has the procedural advantage of two alternative venues.

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

The America Invents Act created for the first-time new procedures to challenge issued patents in the United States, including post-grant review and inter partes review proceedings, which some third parties have been using to cause the cancellation of selected or all claims of issued patents of competitors. For a patent with a priority date of March 16, 2013 or later, a petition for post-grant review can be filed by a third party in a nine-month window from issuance of the patent. A petition for inter partes review can be filed immediately following the issuance of a patent if the patent was filed prior to March 16, 2013. A petition for inter partes review can be filed after the nine-month period for filing a post-grant review petition has expired for a patent with a priority date of March 16, 2013 or later. Post-grant review proceedings can be brought on any ground of challenge, whereas inter partes review proceedings can only be brought to raise a challenge based on published prior art. These adversarial actions at the U.S. Patent Office review patent claims without the presumption of validity afforded to U.S. patents in lawsuits in U.S. federal courts and use a lower burden of proof than used in litigation in U.S. federal courts. The U.S. Patent Office issued a Final Rule on November 11, 2018, announcing that it will now use the same claim construction currently used in the U.S. federal courts to interpret patent claims, which is the plain and ordinary meaning of words used. If any of our patents are challenged by a third party in such a U.S. patent office proceeding, there is no guarantee that we or our licensors will be successful in defending the patent, which would result in a loss of the challenged patent right to us.

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

This could make it difficult for us to stop the infringement of our patents or the misappropriation of our other intellectual property rights. A number of foreign countries have stated that they are willing to issue compulsory licenses to patents held by innovator companies on approved product to allow the government or one or more third party companies to sell the approved product without the permission of the innovator patentee where the foreign government concludes it is in the public interest. India, for example, has used such a procedure to allow domestic companies to make and sell patented products without innovator approval. There is no guarantee that patents covering any of our product will not be subject to a compulsory license in a foreign country, or that we will have any influence over if or how such a compulsory license is granted. In addition, several other countries have created laws that make it more difficult to enforce product patents than patents on other kinds of technologies. Further, under the treaty on the Trade-Related Aspects of Intellectual Property as interpreted by the Doha Declaration, countries in which product are manufactured are required to allow exportation of the product to a developing country that lacks adequate manufacturing capability. Therefore, our drug markets in the U.S. or foreign countries may be affected by the influence of current public policy on patent issuance, enforcement or involuntary licensing in the healthcare area.

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

We depend upon our senior management and scientific staff for our business success. All of our employment agreements with our senior management employees are terminable by the employee. The loss of the service of any of the key members of our senior management may significantly delay or prevent the achievement of drug development and other business objectives. Our ability to attract and retain qualified personnel, consultants and advisors, including senior leadership with the requisite qualifications and experience to lead our research and development programs and lead our company, is critical to our success. We face intense competition for qualified individuals, particularly those experienced in discovering and developing complement inhibitor product candidates, from numerous pharmaceutical and biotechnology companies, universities, governmental entities and other research institutions. In addition, following our restructuring in February 2018, we have engaged in aligning our functional capabilities with our corporate objectives of becoming a later stage drug development and commercial company. We may face additional challenges in recruiting and retaining key personnel. We may be unable to attract and retain these individuals, and our failure to do so would adversely affect our business.

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

Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, export and import, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by the EMA, and governing regulatory authorities in other countries. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction. We have limited resources and experience in filing and supporting the applications necessary to gain marketing approvals across geographic regions and expect to rely on third-party contract research organizations, consultants, and/or local regulatory or other experts to assist us throughout this process. We are also required to register clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

Obtaining marketing approval for a new drug requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Regulatory marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

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

In order to market and sell our medicines in the European Union and many other jurisdictions, we or any future collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing, reviews, and discussions with regulatory authorities. The time required to obtain marketing approval may differ substantially from that required to obtain approval from the FDA. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, a product must be approved for reimbursement before the product can be approved for sale in that country. We or any future collaborators may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market.

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

The United Kingdom has a period of a maximum of two years from the date of its formal notification to negotiate the terms of its withdrawal from, and future relationship with, the European Union. If no formal withdrawal agreement is reached between the United Kingdom and the European Union, then it is expected the United Kingdom’s membership of the European Union will automatically terminate two years after the submission of the notification of the United Kingdom’s intention to withdraw from the European Union. Discussions between the United Kingdom and the European Union focused on finalizing withdrawal issues and transition agreements are ongoing. However, limited progress to date in these negotiations and ongoing uncertainty within the UK Government and Parliament sustains the possibility of the United Kingdom leaving the European Union on March 29, 2019 without a withdrawal agreement and associated transition period in place, which is likely to cause significant market and economic disruption.

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

On August 3, 2017, the Congress passed the FDA Reauthorization Act of 2017, or FDARA. FDARA, among other things, codified the FDA’s pre-existing regulatory interpretation, to require that a drug sponsor demonstrate the clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease in order to receive orphan drug exclusivity. The new legislation reverses prior precedent holding that the Orphan Drug Act unambiguously requires that the FDA recognize the orphan exclusivity period regardless of a showing of clinical superiority. The FDA may further reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA, EMA, or any other regulatory authority may make to its orphan drug regulations and policies, our business could be adversely impacted.

Fast track designation by the FDA or other regulatory acceleration options may not actually lead to a faster development or regulatory review or approval process and does not assure approval.

If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical need for this condition, the drug sponsor may apply for FDA fast track designation. However, fast track designation does not ensure that the drug sponsor will receive marketing approval or that approval will be granted within any particular timeframe. We may seek fast track designation for one or more of our product candidates. If we do seek fast track designation, we may not receive it, and even if we receive fast track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. In addition, the FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast track designation alone does not guarantee qualification for the FDA’s priority review procedures.

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

A breakthrough therapy designation by the FDA for a product candidate may not lead to a faster development or regulatory review or approval process, and it would not increase the likelihood that the product candidate will receive marketing approval.

We may seek a breakthrough therapy designation for one or more product candidates. A breakthrough therapy is defined as a product candidate that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the product candidate may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Product candidates designated as breakthrough therapies by the FDA are also eligible for priority review if supported by clinical data at the time of the submission of the NDA.

Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe that one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a breakthrough therapy designation for a product candidate may not result in a faster development process, review or approval compared to product candidates considered for approval under conventional FDA procedures and it would not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as breakthrough therapies, the FDA may later decide that the product candidate no longer meets the conditions for qualification or it may decide that the time period for FDA review or approval will not be shortened.

Even if we, or any future collaborators, obtain marketing approvals for our product candidates, the terms of approvals and ongoing regulation of our products may limit how we, or they, manufacture and market our products, which could materially impair our ability to generate revenue.

Once marketing approval has been granted, an approved product and its manufacturer and marketer are subject to ongoing review and extensive regulation. We, and any future collaborators, must therefore comply with requirements concerning advertising and promotion for any of our product candidates for which we or they obtain marketing approval. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling. Thus, we, and any future collaborators will not be able to promote any products we develop for indications or uses for which they are not approved.

In addition, manufacturers of approved products and those manufacturers’ facilities are required to comply with extensive FDA and International Conference on Harmonization, or ICH, requirements, including ensuring that quality control, quality assurance and manufacturing procedures conform to cGMPs, which include requirements relating to quality control, quality assurance and the corresponding maintenance of records and documentation and reporting requirements. We, our contract manufacturers, any future collaborators and their contract manufacturers could be subject to periodic unannounced inspections by the FDA, EMA, and/or any other regulatory authority to monitor and ensure compliance with cGMPs.

Accordingly, assuming we, or any future collaborators, receive marketing approval for one or more of our product candidates, we, and any future collaborators, and our and their contract manufacturers will continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance and quality assurance and control.

If we, and any future collaborators, are not able to comply with post-approval regulatory requirements and/or commitments, we, and any future collaborators, could have the marketing approvals for our products withdrawn by regulatory authorities and our, or any future collaborators’, ability to market any products could be limited, which could adversely affect our ability to achieve or sustain profitability. Further, the cost of compliance with post-approval regulations may have a negative effect on our operating results and financial condition.

In order to market our medicines in the European Union and many other jurisdictions, we or any future collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. These regulatory requirements will vary among countries and approval by the FDA of our labeling and promotional activities does not ensure approval by regulatory authorities in other countries or jurisdictions. Accordingly, the terms of approvals and ongoing regulation of our products may limit how we market our products in particular jurisdictions and that could materially impair our ability to generate revenue.

Any product candidate for which we or any future collaborators obtain marketing approval could be subject to restrictions or withdrawal from the market and we may be subject to substantial penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our product candidates, when and if any of them are approved.

Any product candidate for which we or any future collaborators obtain marketing approval, along with the manufacturing processes, post-approval clinical safety and/or efficacy data, quality, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA, EMA, and other regulatory authorities. These requirements include submissions of safety, efficacy, and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to quality control and manufacturing, quality assurance and corresponding maintenance of records and documents, and requirements regarding the distribution of samples to physicians and recordkeeping. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the medicine, including the requirement to implement a risk evaluation and mitigation strategy.

The FDA and other agencies in the U.S., including the Department of Justice, or the DOJ, closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA and DOJ impose stringent restrictions on manufacturers’ communications regarding off-label use and if we do not market our products for their approved indications, we may be subject to enforcement action for off-label marketing. Violations of the FDCA and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription drugs may lead to investigations and enforcement actions alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws. Similar laws and requirements are present and applicable in the European Union, as well as other geographies and countries.

In addition, later discovery of previously unknown or rare adverse safety events or other problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

•	restrictions on such products, manufacturers or manufacturing processes;

•	restrictions on the labeling or marketing of a product;

•	restrictions on distribution or use of a product;

•	requirements to conduct post-marketing studies or clinical trials or analyses;

•	warning letters or untitled letters;

•	withdrawal of the products from the market;

•	refusal to approve pending applications or supplements to approved applications that we submit;

•	recall of products;

•	damage to relationships with any potential collaborators;

•	unfavorable press coverage and damage to our reputation;

•	fines, restitution or disgorgement of profits or revenues;

•	suspension or withdrawal of marketing approvals;

•	refusal to permit the import or export of our products;

•	product seizure;

•	injunctions or the imposition of civil or criminal penalties; and

•	litigation involving patients using our products.

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

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad . For example, certain policies of the Trump administration may impact our business and industry. Namely, the Trump administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. An under-staffed FDA could result in delays in the FDA’s responsiveness or in its ability to review submissions or applications within the established Prescription Drug User Fee Act (PDUFA) time frames, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. Moreover, on January 30, 2017, President Trump issued an Executive Order, applicable to all executive agencies, including the FDA, which requires that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two-for-one” provisions. This Executive Order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the Executive Order requires agencies to identify regulations to offset any incremental cost of a new regulation and approximate the total costs or savings associated with each new regulation or repealed regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within OMB on February 2, 2017, the administration indicates that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents. In addition, on February 24, 2017, President Trump issued an executive order directing each affected agency to designate an agency official as a “Regulatory Reform Officer” and establish a “Regulatory Reform Task Force” to implement the two-for-one provisions and other previously issued executive orders relating to the review of federal regulations, however it is difficult to predict how these requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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

We will continue to evaluate the effect that the Health Care Reform Law and its possible repeal and replacement could have on our business. It is possible that repeal and replacement initiatives, if enacted into law, could ultimately result in fewer individuals having health insurance coverage or in individuals having insurance coverage with less generous benefits. While the timing and scope of any potential future legislation to repeal and replace Health Care Reform Law provisions is uncertain in many respects, it is also possible that some of the Health Care Reform Law provisions that generally are not favorable for the research-based pharmaceutical industry could also be repealed along with Health Care Reform Law coverage expansion provisions. Accordingly, such reforms, if enacted, could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain marketing approval and may affect our overall financial condition and ability to develop commercialize product candidates.

Since enactment of the ACA, there have been numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, , with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by the President on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, will become effective in 2019. According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise. Further, each chamber of the Congress has put forth multiple bills designed to repeal or repeal and replace portions of the ACA. Although none of these measures has been enacted by Congress to date, Congress may consider other legislation to repeal and replace elements of the ACA. The Congress will likely consider other legislation to replace elements of the ACA, during the next Congressional session. It is possible that repeal and replacement initiatives, if enacted into law, could ultimately result in fewer individuals having health insurance coverage or in individuals having insurance coverage with less generous benefits. While the timing and scope of any potential future legislation to repeal and replace ACA provisions is highly uncertain in many respects, it is also possible that some of the ACA provisions that generally are not favorable for the research-based pharmaceutical industry could also be repealed along with ACA coverage expansion provision. We will continue to evaluate the effect that the ACA and its possible repeal and replacement could have on our business.

The Trump Administration has also taken executive actions to undermine or delay implementation of the ACA. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.

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

Specifically, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. For example, on May 11, 2018, the Administration issued a plan to lower drug prices. Under this blueprint for action, the Administration indicated that the Department of Health and Human Services (HHS) will: take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies; advance biosimilars and generics to boost price competition; evaluate the inclusion of prices in drug makers’ ads to enhance price competition; speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers; avoid excessive pricing by relying more on value-based pricing by expanding outcome-based payments in Medicare and Medicaid; work to give Part D plan sponsors more negotiation power with drug makers; examine which Medicare Part B drugs could be negotiated for a lower price by Part D plans, and improving the design of the Part B Competitive Acquisition Program; update Medicare’s drug-pricing dashboard to increase transparency; prohibit Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance; and require that Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending, and drug price increases.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

Our employees and consultants may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements, which could cause significant liability for us and harm our reputation.

We are exposed to the risk of fraud or other misconduct by our employees and consultants, including intentional failures to comply with FDA regulations or similar regulations of comparable non-U.S. regulatory authorities, provide accurate information to the FDA or comparable non-U.S. regulatory authorities, comply with manufacturing standards we have established, comply with federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable non-U.S. regulatory authorities, report financial information or data accurately or disclose unauthorized activities to us. Employee and consultant misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter employee and consultant misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws, standards or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.

Risks Related to Our Common Stock

Our executive officers, directors and principal stockholders have the ability to significantly influence all matters submitted to our stockholders for approval, which could have the effect of delaying, deferring or preventing a change in control of us and entrenching our management or board of directors.

As of March 1, 2019, our directors, executive officers and stockholders who own more than 5% of our outstanding common stock, together with their affiliates and related persons, beneficially owned, in the aggregate, greater than approximately 35% of our outstanding common stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation, sale of all or substantially all of our assets or similar transaction, as well as our management and affairs. The interests of this group of stockholders may not always coincide with our corporate interests or the interest of other stockholders, and they may act in a manner with which you may not agree or that may not be in the best interests of other stockholders. This concentration of voting power may have the effect of delaying, deferring or preventing a change in control of our company on terms that other stockholders may desire and entrenching our management or board or directors.

Our stock price has been and may in the future be volatile, and the market price of our common stock may decline in value in the future.

The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future. During the period from January 1, 2009 to December 31, 2018, our stock price has ranged from a low of $0.70 to a high of $16.87. Market prices for securities of development-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

Inadequate funding for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

In particular, as a public company, our management is required to conduct an annual evaluation of our internal control over financial reporting and include a report of management on our internal control over financial reporting in our Annual Reports on Form 10-K. If we are unable to continue to conclude that we have effective internal control over financial reporting or, if our independent registered public accounting firm is unable to provide us with an attestation and an unqualified report as to the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock.

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

We currently lease approximately 41,509 square feet of laboratory and office space in New Haven, Connecticut and 12,298 square feet of office space in Blue Bell, Pennsylvania which we occupy under leases expiring in March 2020 and November 2022, respectively. We believe our existing facilities are adequate for our current needs and that additional space will be available in the future on commercially reasonable terms as needed.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the Nasdaq Global Select Market under the symbol “ACHN”.

Holders of Record

As of the close of business on March 1, 2019, there were approximately 58 holders of record of our common stock. The number of record holders may not be representative of the number of beneficial owners because many of the shares of our common stock are held by depositories, brokers or other nominees.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item will be set forth in our Proxy Statement for the 2019 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

Dividends

We have never paid or declared any cash dividends on our common stock. We currently intend to retain any earnings for future growth and, therefore, do not expect to pay cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

Neither we nor any affiliated purchaser or anyone acting on behalf of us or an affiliated purchaser made any purchases of shares of our common stock in the fourth quarter of 2018.

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

The following graph matches Achillion Pharmaceuticals’ cumulative 5-year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2013 to December 31, 2018.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read together with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the notes to those financial statements included elsewhere in this Annual Report on Form 10-K. The selected statement of comprehensive loss data for the years ended December 31, 2018, 2017 and 2016 and balance sheet data as of December 31, 2018 and 2017 set forth below have been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The selected statement of comprehensive loss data for the years ended December 31, 2015 and 2014 and balance sheet data as of December 31, 2016, 2015 and 2014 set forth below have been derived from the audited financial statements for such years not included in this Annual Report on Form 10-K. The historical results presented here are not necessarily indicative of future results.

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except per share amounts)
Statement of Comprehensive Loss Data (1):
Total revenue (2)	$—	$—	$15,000	$66,122	$—
Research and development	50,188	63,607	56,843	54,728	51,992
General and administrative	23,896	25,969	23,022	26,501	17,434
Restructuring charges (3)	1,900	—	—	—	—
Total operating expenses	75,914	89,576	79,865	81,229	69,426
Loss from operations	(75,914)	(89,576)	(64,865)	(15,107)	(69,426)
Interest income (expense), net	5,642	4,340	3,159	1,188	418
Net loss	(70,272)	(85,236)	(61,706)	(5,030)	(69,008)
Net loss per share—basic and diluted	$(0.51)	$(0.62)	$(0.45)	$(0.04)	$(0.70)
Weighted average number of shares outstanding—basic and diluted	138,418	137,180	136,667	125,592	98,367

	As of December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents (2)(4)	$49,829	$43,496	$77,261	$81,725	$73,664
Short-term marketable securities (2)(4)	221,148	256,578	286,558	377,616	79,215
Long-term marketable securities	—	30,511	27,657	—	—
Working capital	263,551	291,054	368,564	447,930	141,816
Total assets	277,858	337,613	413,875	464,525	156,807
Long-term liabilities	17	214	450	231	279
Total liabilities	11,846	13,098	14,421	14,889	13,338
Total stockholders’ equity	266,012	324,515	399,454	449,636	143,469

In addition to the following notes, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and accompanying notes, each included within our previously filed Annual Reports on Form 10-K for further information regarding our results of operations and financial position for periods reported therein.

(1) Certain prior period amounts have been reclassified for comparability with the current year presentation. Comprehensive loss and shareholders’ equity were not changed.

(2) In May 2015, we entered into an exclusive collaboration and license agreement with Janssen, and its affiliate, Johnson & Johnson Innovation-JJDC, Inc., or JJDC, which we refer to as the Janssen Agreement, for the further clinical advancement of a portfolio of antiviral product candidates we discovered and developed for the treatment of HCV. In addition, upon the closing of the transactions contemplated by the Janssen Agreement, we entered into a stock purchase agreement with JJDC, which we refer to as the JJDC Stock Purchase Agreement. Pursuant to the JJDC Stock Purchase Agreement, on July 1, 2015, we issued 18,367,346 shares of common stock to JJDC at a price of $12.25 per share for an aggregate purchase price of $225.0 million. We recorded revenue of $66.1 million during the year ended December 31, 2015 associated with the Janssen Agreement. We also recorded revenue of $15.0 million during the year ended December 31, 2016 related to the achievement of a clinical enrollment milestone under the Janssen Agreement. On September 9, 2017, we received notice from Janssen of Janssen’s termination of the Janssen Agreement effective November 8, 2017. As a result of the termination of the Janssen Agreement, we will not receive any future milestone-based or royalty payments under the Janssen Agreement. Also refer to footnote 5 in the Notes to the financial statements.

(3) In February 2018, we implemented a restructuring plan that reduced employee headcount by approximately 20% to approximately 70 employees. The restructuring plan was implemented following a strategic assessment of our portfolio. During the assessment, our management team and board of directors concluded that our strategic focus would be on the development of our existing clinical candidates. In connection with this restructuring, we offered individuals whose employment was terminated a severance package that included severance pay, continuation of benefits and outplacement services.

(4) In February 2015, we entered into an underwriting agreement with Leerink Partners LLC and Deutsche Bank Securities Inc., as representatives of the several underwriters named therein, or the Underwriters, relating to a public offering of shares of our common stock, par value $0.001 per share, at a price of $10.25 per share less underwriting discounts and commissions, which we refer to as the Offering. We issued and sold to the Underwriters an aggregate of 13,800,000 shares of common stock in connection with the Offering. The Offering resulted in net proceeds to us of $132.5 million.

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

Overview

We are a clinical-stage biopharmaceutical company focused on advancing our oral small molecule complement system inhibitors into late-stage development and commercialization. Each of the product candidates in our portfolio was discovered in our laboratories and is wholly owned by us. We are focusing our product development activities on complement -mediated diseases where there are no approved therapies or significant unmet medical need\s persists despite existing therapies.

The complement system is a part of the human innate immune system and is believed to be comprised of three pathways: the alternative pathway, the lectin pathway and the classical pathway. We are currently advancing novel orally administered small molecules from our platform that target complement factor D, an essential protein of the alternative pathway. We believe that an overactive alternative pathway may play a critical role in a number of disease conditions including the therapeutic areas of nephrology, hematology, ophthalmology and neurology. Initially we are targeting C3 glomerulopathy, or C3G, and immune complex membranoproliferative glomerulonephritis, or IC-MPGN, two related rare diseases affecting the kidney, and paroxysmal nocturnal hemoglobinuria, or PNH, a blood disorder. We plan to expand our portfolio into additional indications where we believe an overactive alternative pathway plays an important role in disease pathogenesis.

Our first-generation factor D inhibitor, ACH-4471, has demonstrated preliminary clinical proof-of-concept in patients with C3G and PNH and is being evaluated for safety and efficacy in phase II clinical trials in both diseases. In addition to ACH-4471, we have two potent and specific orally-administered next-generation factor D inhibitors in phase I clinical trials, ACH-5228 and ACH-5548. In January 2019, we initiated a phase I multiple ascending dose, or MAD, study clinical study with ACH-5228 in healthy volunteers, which is expected to be completed in 2019. We intend to advance our next-generation compounds into phase II clinical trials for PNH and other complement-mediated diseases pending analysis of phase I clinical data.

We were incorporated on August 17, 1998 in Delaware. Since our inception, we have spent substantial research and development funds to develop our product candidate pipeline and expect to continue to do so for the foreseeable future. We have incurred losses of $70.3 million, $85.2 million and $61.7 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, we had an accumulated deficit of $672.9 million. As of December 31, 2018, we had $271.0 million in cash, cash equivalents and marketable securities and $152,000 of restricted cash.

We have funded our operations primarily through proceeds from the sale of equity securities. Through December 31, 2018, we have received approximately $932.4 million in aggregate gross proceeds from stock issuances, including convertible preferred stock, our initial public offering, private placements of our common stock, registered offerings of our common stock and an equity investment by a former collaboration partner.

We expect to incur substantial losses and will require substantial cash for at least the next several years as we seek to continue preclinical and clinical development and potentially initial commercialization of certain complement inhibitor product candidates. See “—Liquidity and Capital Resources.”

Restructuring

In February 2018, we implemented a restructuring plan that reduced employee headcount by approximately 20% to approximately 70 employees. The restructuring plan was implemented following a strategic assessment of our portfolio. During the assessment, our management team and board of directors concluded that our strategic focus would be on the development of our existing clinical candidates, ACH-4471, ACH-5228 and ACH-5548. We assessed the staffing levels required to accomplish our revised strategic goals and reduced our staff across several functional areas. We have continued to evaluate our operations to attempt to optimize our structure. For example, we have recently opened an office in Blue Bell, Pennsylvania which provides us with access to the talent in that geographic area and we are evaluating and optimizing the location of our functional areas.

Collaboration with Janssen Pharmaceuticals, Inc.

On September 9, 2017, we received notice from Janssen Pharmaceuticals, Inc., or Janssen, of Janssen’s termination, effective as of November 8, 2017, of our exclusive collaboration and license agreement with them, which we refer to as the Janssen Agreement. Under the terms of the Janssen Agreement, we had granted Janssen exclusive worldwide rights to develop and commercialize a portfolio of antiviral product candidates we discovered and developed for the treatment of HCV.

As a result of the termination of the Janssen Agreement, we will not receive any future milestone-based or royalty payments under that agreement, and Janssen will not bear the future costs of developing and commercializing our HCV portfolio. We currently have no plans to advance the HCV program.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from the commercial sale of any drugs. During the years ended December 31, 2018 and 2017 we did not recognize any revenue. During the year ended December 31, 2016, we recognized revenue of $15.0 million under the Janssen Agreement due to the achievement of a clinical enrollment milestone.

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

We are focused on advancing our oral small molecule complement system inhibitors into late-stage development and commercialization. Each of the product candidates in our portfolio was discovered in our laboratories and is wholly owned by us. We are focusing our product development activities on complement-mediated diseases where there are no approved therapies or where significant unmet medical need persists despite existing therapies.

The complement system is a part of the human innate immune system and is believed to be comprised of three pathways: the alternative pathway, the lectin pathway and the classical pathway. We are currently advancing novel orally administered small molecules from our platform that target complement factor D, an essential protein of the alternative pathway. We believe that an overactive alternative pathway may play a critical role in a number of disease conditions, including the therapeutic areas of nephrology, hematology, ophthalmology and neurology. Initially we are targeting C3G and IC-MPGN, two related rare diseases affecting the kidney, as well as PNH, a blood disorder. We plan to expand our portfolio into additional indications where we believe an overactive alternative pathway plays an important role in disease pathogenesis.

Our first-generation factor D inhibitor, ACH-4471, has demonstrated preliminary clinical proof-of-concept in patients with C3G and PNH and is being evaluated for safety and efficacy in phase II clinical trials in both diseases. In addition to ACH-4471, we are evaluating our two potent and specific orally-administered next-generation factor D inhibitors in phase I clinical trials, ACH-5228 and ACH-5548. We intend to advance our next-generation compounds into phase II clinical trials for PNH and other complement mediated diseases pending analysis of the phase I clinical data.

All costs associated with internal research and development, and research and development services for which we have externally contracted, are expensed as incurred. Our research and development expenses for the years ended December 31, 2018, 2017 and 2016 were as follows:

	For the Years Ended December 31,
	2018	2017	2016
	(in thousands)
Direct external costs:
ACH-4471	$22,554	$17,073	$26,347
ACH-5228	3,047	10,844	—
ACH-5548	2,188	474	—
Other next generation factor D inhibitors (oral and intravitreal)	1,622	8,053	6,276
Other	201	97	326

	29,612	36,541	32,949
Direct internal personnel costs	15,270	19,746	19,514

Sub-total direct costs	44,882	56,287	52,463
Indirect costs and overhead (1)	5,468	7,155	4,791
Connecticut research and development tax credit	(232)	165	(411)

Total research and development	$50,188	$63,607	$56,843

(1) Certain prior period amounts have been reclassified for comparability with the current year presentation. Comprehensive loss and shareholders’ equity were not changed.

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

The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development of our product candidates. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

•	the scope, rate of progress and expense of our clinical trials and other research and development activities;

•	the potential benefits of our drug candidates over other therapies;

•	our ability to market, commercialize and achieve market acceptance for any of our drug candidates that we are developing or may develop in the future;

•	our ability to achieve favorable reimbursement from third-party payors for our products if they are approved;

•	results of future clinical trials that we may conduct;

•	results of clinical trials conducted by our competitors;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the expense and timing of regulatory approvals; and

•	the expense of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

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

We believe the following critical accounting policies affect management’s more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition

As of January 1, 2018, we adopted Accounting Standards Update, or ASU, No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes all existing revenue recognition requirements, including most industry-specific guidance. ASU No. 2014-09 requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. We also adopted ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations,” which clarifies the implementation guidance on principal versus agent considerations as well as ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” which clarifies the implementation guidance on identifying performance obligations and licensing. We have chosen to adopt ASU No. 2014-09 using a modified retrospective approach. Since we did not have any open revenue-generating contracts as of January 1, 2018, there was no cumulative effect upon adoption. Any revenue recognized in prior periods was recognized under Accounting Standards Codification, or ASC, 605, “Revenue Recognition”. Should we enter into any revenue contracts in the future, we will recognize the revenue under ASU No. 2014-09 and include disclosures regarding its related accounting policies based on the nature of the agreement.

Our implementation approach included reviewing the status of each of our ongoing agreements and designing appropriate internal controls to enable the preparation of financial information. We have completed our assessment of the impact of the new revenue recognition guidance and determined that there is no material impact. Any performance obligations under our agreements were completed before the effective date of the new standard.

Under the new standard, we apply the following five-step model in order to determine the amount and timing of revenue to be recognized: (i) identification of the promised services in the contract; (ii) determination of whether the promised services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

Prior to the adoption of ASU No. 2014-09, we recognized revenue from contract research and development and research progress payments in accordance with ASC 605, “Revenue Recognition”. Under the terms of the Collaboration and License Agreement between us and Janssen Pharmaceuticals, Inc., or Janssen, dated May 19, 2015, as amended, which we refer to as the “Janssen Agreement”, we had granted Janssen exclusive worldwide rights to develop and commercialize products that contained one or more of our drug candidates for the treatment of chronic hepatitis C virus, or HCV, namely odalasvir, a second-generation NS5A inhibitor, ACH-3422, a NS5B HCV polymerase inhibitor, and sovaprevir, a NS3/4A HCV protease inhibitor. In May 2015, we also entered into a parallel transaction with Janssen’s affiliate, JJDC, Inc., or JJDC, pursuant to which JJDC purchased 18,367,346 shares, or the Shares, of our common stock at a price of $12.25 per share, for an aggregate purchase price of $225.0 million pursuant to a stock purchase agreement, or the JJDC Stock Purchase Agreement. In connection with the purchase of the Shares, we and JJDC also entered into an investor agreement, or the Investor Agreement, on July 1, 2015 governing specified rights and obligations of JJDC with respect to its ownership of the Shares.

Pursuant to the terms of the Janssen Agreement, we were required to provide technology transfer services related to the chemistry, manufacturing and know-how to Janssen for up to 180 days after the effective date of the agreement. In accordance with ASC 605-25, which provided guidance on accounting for multiple-element arrangements prior to January 1, 2018, including the determination of the units of accounting and allocation of total arrangement consideration, we identified all of the obligations at the inception of the Janssen Agreement. The significant obligations were determined to be the license and the technology transfer services. We determined that license and technology transfer services represented a single unit of accounting because they were not viewed to have standalone value. The Janssen Agreement entered into by Janssen and us, and the JJDC Stock Purchase Agreement and the Investor Agreement, which were entered into by Janssen’s affiliate and us, were entered into in contemplation of each other.

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

On September 9, 2017, we received notice from Janssen of Janssen’s termination, effective as of November 8, 2017, of the Janssen Agreement. In November 2017, JJDC sold all of the Shares of our common stock it acquired under the JJDC Stock Purchase Agreement.

Stock-Based Compensation—Employee Stock-Based Awards

We apply ASC 718, “Stock Compensation”, which requires measurement and recognition of compensation expense for all stock-based awards made to employees, directors, and nonemployees, including employee stock options under our stock incentive plans and employee stock purchases under our 2006 Employee Stock Purchase Plan, based on estimated fair values. As of January 1, 2018, we adopted ASU No. 2018-07, “Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting” which expands the scope of Topic 718 to include share-based payments issued to nonemployees for goods or services and aligns the accounting for nonemployee share-based payments with the accounting for employee share-based payments.

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

We base our estimate of the expected term on historical data for similar stock option grants and we calculate volatility based on actual volatility for the expected term of the option. We estimate forfeitures at the grant date and recognize compensation costs for only those awards that are expected to vest for employees and directors. We have elected to recognize the effect of nonemployee forfeitures as compensation costs when they occur.

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

We do not have any unrecognized tax benefits as of December 31, 2018. We review all tax positions to ensure the tax treatment selected is sustainable based on its technical merits and that the position would be sustained if challenged.

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

Comparison of the Years Ended December 31, 2018 and 2017

We did not recognize any revenue during the years ended December 31, 2018 and 2017.

Comparison of the Years Ended December 31, 2017 and 2016

We did not recognize any revenue in 2017. During the year ended December 31, 2016, we recognized $15.0 million of revenue due to the achievement of a clinical enrollment milestone. The Janssen Agreement was terminated effective November 8, 2017. As a result of the termination of the Janssen Agreement, we will not receive any future milestone-based or royalty payments under that agreement.

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

	For the Years Ended			Change
	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
	(in thousands)
Personnel costs	$12,579	$15,256	$14,824	$(2,677)	(18)%	$432	3%
Stock based compensation	2,680	4,490	4,695	(1,810)	(40)%	(205)	(4)%
Outsourced research and supplies	25,225	34,262	30,062	(9,037)	(26)%	4,200	14%
Professional and consulting fees	4,904	4,402	3,182	502	11%	1,220	38%
Facilities costs	3,906	3,261	3,320	645	20%	(59)	(2)%
Travel and other costs	1,056	1,801	1,171	(745)	(41)%	630	54%
Research and development tax credit	(232)	135	(411)	(367)	(272)%	546	133%

Total	$50,118	$63,607	$56,843	$(13,489)	(21)%	$6,764	12%

Comparison of the Years Ended December 31, 2018 and 2017

The decrease in research and development expenses for the year ended December 31, 2018, as compared to the year ended December 31, 2017, was primarily due to decreased manufacturing and formulation costs related to ACH-5228 and decreased discovery research costs, combined with decreased personnel costs and non-cash stock compensation due to fewer employees, including fewer executives. These amounts were partially offset by increased clinical trial costs related to ACH-4471 and preclinical costs related to ACH-5548.

We expect that research and development expenses over the next year will increase as compared to 2018 due to an increase in clinical trial activities for our factor D inhibitor compounds.

Comparison of the Years Ended December 31, 2017 and 2016

The increase in research and development expenses for the year ended December 31, 2017, as compared to the year ended December 31, 2016, was primarily due to increased clinical trial costs related to ACH-4471 combined with increased preclinical and manufacturing costs for ACH-5228. Discovery research costs related to our next generation factor D inhibitors also increased. These amounts were partially offset by decreased preclinical and manufacturing costs related to ACH-4471.

General and Administrative Expenses:

General and administrative expenses consist primarily of salaries and benefits for management and administrative personnel, professional and consulting fees for legal, business development, accounting and other services, travel costs and facility-related costs such as rent, utilities and other general office expenses. General and administrative expenses consisted of the following:

	For the Years Ended			Change
	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
	(in thousands)
Personnel costs	$7,689	$6,317	$6,136	$1,372	22%	$181	3%
Stock based compensation	6,519	6,083	6,311	436	7%	(228)	(4)%
Professional and consulting fees	6,391	7,374	7,090	(983)	(13)%	284	4%
Facilities costs	1,530	1,363	1,114	167	12%	249	22%
Travel and other costs	1,766	4,832	2,371	(3,066)	(63)%	2,461	104%

Total	$23,895	$25,969	$23,022	$(2,074)	(8)%	$2,947	13%

Comparison of the Years Ended December 31, 2018 and 2017

The decrease in general and administrative expenses for the year ended December 31, 2018, as compared to the year ended December 31, 2017, was primarily due to decreased corporate legal fees and consulting fees combined with our payment of $2.9 million in underwriting fees in connection with the sale by JJDC in November 2017 of all of the shares of our common stock it acquired pursuant to the JJDC Stock Purchase Agreement. These amounts were partially offset by an increase in personnel and non-cash stock-based compensation charges related to the transition of our former chief executive officer and our former chief financial officer.

We expect that general and administrative expenses during the next year will increase somewhat from 2018 due to increased professional and commercial consulting costs partially offset by decreased personnel costs.

Comparison of the Years Ended December 31, 2017 and 2016

The increase in general and administrative expenses for the year ended December 31, 2017, as compared to the year ended December 31, 2016, was primarily due to increased corporate legal fees and market related consulting fees combined with our payment of $2.9 million in underwriting fees in connection with the sale by JJDC in November 2017 of all of the shares of our common stock it acquired pursuant to the JJDC Stock Purchase Agreement. These amounts were partially offset by a decrease in corporate taxes.

Other Income and Expense:

Comparison of the Years Ended December 31, 2018 and 2017

Interest income was $5.7 million and $4.4 million for the years ended December 31, 2018 and 2017, respectively. The $1.3 million, or 30%, increase from 2017 to 2018 was primarily due to a greater return on investments during the year ended December 31, 2018.

Interest expense was $36,000 and $50,000 for the years ended December 31, 2018 and 2017, respectively. The decrease of $14,000, or 28%, was primarily due to lower average debt balances outstanding in 2018.

Comparison of the Years Ended December 31, 2017 and 2016

Interest income was $4.4 million and $3.2 million for the years ended December 31, 2017 and 2016, respectively. The $1.2 million, or 38%, increase from 2016 to 2017 was primarily due to a greater return on investments during the year ended December 31, 2017.

Interest expense was $50,000 and $68,000 for the years ended December 31, 2017 and 2016, respectively. The $18,000, or 26%, decrease from 2016 to 2017 was primarily due to lower average debt balances outstanding in 2017.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through proceeds from the sale of equity securities. Through December 31, 2018, we have received approximately $932.4 million in aggregate gross proceeds from stock issuances, including convertible preferred stock, our initial public offering, private placements of our common stock, registered offerings of our common stock and an equity investment by a former collaboration partner.

We had $271.0 million and $330.6 million in cash, cash equivalents and marketable securities as of December 31, 2018 and 2017, respectively, and $152,000 and $152,000 of restricted cash as of December 31, 2018 and December 31, 2017, respectively. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our current projected operating requirements for at least the next 12 months. We regularly review our investments and monitor the financial markets. As of December 31, 2018, our cash, cash equivalents and marketable securities included short-term financial instruments, primarily money market funds, government sponsored bond obligations and other investment grade corporate debt securities.

In October 2014, we entered into a Master Security Agreement for a $1.0 million Capital Expenditure Line of Credit, or the 2014 Credit Facility, with Webster Bank, National Association, or Webster, under which we were entitled to draw down equipment loan advances for the purchase of new laboratory equipment. In May 2016, we entered into an amendment to the Master Security Agreement. The amendment provided for a line of credit for equipment loan advances of $1.4 million, which we refer to as the 2016 Credit Facility, of which approximately $400,000 reflected the outstanding balance as of the date of the amendment, under the Master Security Agreement and extended the period during which we were entitled to draw down equipment loan advances through May 26, 2017. In October 2016, Webster advanced $443,000 to us under the facility. In July 2017, Webster agreed to further extend the period during which we were entitled to draw down under the 2016 Credit Facility through May 28, 2018. We are no longer entitled to draw down under the facility. Under the facility, purchased equipment serves as collateral for any advances. Each drawdown under the facility is payable over a three-year term and bears interest at a fixed rate, determined at the time of each borrowing, equal to the Three Year Federal Home Loan Bank of Boston Classic Advance rate plus 4.75%.

As of December 31, 2018, our debt balance due to borrowings was $131,000 with a weighted average interest rate of 6.01% as set forth in the following table:

Lender	Date of Advance	Interest Rate (per annum)	Principal Amount	Outstanding Balance	Maturity Date
Webster Bank	October 2016	6.01%	$443,000	$131,000	October 2019

In February 2017, we filed a universal shelf registration on Form S-3 with the U.S. Securities and Exchange Commission, or SEC, which was declared effective by the SEC on April 28, 2017, to register for sale from time to time up to $250.0 million of common stock, preferred stock, warrants and/or units in one or more registered offerings. Further, in February 2017, we entered into a sales agreement with Cantor Fitzgerald & Co., or Cantor, as sales agent, pursuant to which, from time to time, we may offer and sell shares of our common stock in “at-the-market” offerings having an aggregate offering price of up to $75.0 million through Cantor pursuant to such universal shelf registration statement.

Operating Activities

Cash used in operating activities was $62.0 million for the year ended December 31, 2018 and was primarily attributable to our net loss during the period of $70.3 million, partially offset by $9.8 million in non-cash charges related to depreciation, amortization of discounts on marketable securities and stock-based compensation. Cash used in operating activities was $59.5 million for the year ended December 31, 2017 and was primarily attributable to our net loss during the period of $85.2 million, partially offset by a $15.2 million decrease in accounts receivable, primarily related to the receipt of a $15.0 million Janssen milestone payment in January 2017, combined with $11.7 million in non-cash charges related to depreciation, amortization of premiums on marketable securities and stock-based compensation. Cash used in operating activities was $65.7 million for the year ended December 31, 2016 and was primarily attributable to our net loss during the period of $61.7 million, combined with an increase in other receivables of $14.8 million and a decrease in accrued expenses of $3.7 million. This amount was partially offset by $12.9 million in non-cash charges related to depreciation, amortization of premiums on marketable securities and stock-based compensation combined with a $2.7 million increase in accounts payable.

Investing Activities

Cash provided by investing activities was $66.3 million for the year ended December 31, 2018 and was primarily attributable to maturities of marketable securities offset by purchases of marketable securities. Cash provided by investing activities was $26.0 million for the year ended December 31, 2017 and was primarily attributable to maturities of marketable securities, partially offset by purchases of marketable securities. Cash provided by investing activities was $60.7 million for the year ended December 31, 2016 and was primarily attributable to maturities of marketable securities, partially offset by purchases of marketable securities and the purchase of fixed assets.

Financing Activities

Cash provided by financing activities was $2.0 million for the year ended December 31, 2018 and was primarily attributable to proceeds from the exercise of stock options. Cash used in financing activities was $0.3 million for the year ended December 31, 2017 and was primarily attributable to repayments of debt combined with $0.2 million of deferred financing costs related to the universal shelf registration on Form S-3 filed in February 2017 and our entry into the sales agreement with Cantor. Cash provided by financing activities was $0.5 million for the year ended December 31, 2016 and was primarily attributable to borrowings of debt under the 2016 Credit Facility combined with proceeds from our employee stock purchase plan and the exercise of stock options, partially offset by repayments of debt.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2018.

Recent Accounting Pronouncements

As of January 1, 2018, we adopted Accounting Standards Update, or ASU, No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes all existing revenue recognition requirements, including most industry-specific guidance. ASU No. 2014-09 requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. We also adopted ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations,” which clarifies the implementation guidance on principal versus agent considerations as well as ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” which clarifies the implementation guidance on identifying performance obligations and licensing. We have adopted ASU No. 2014-09 using a modified retrospective approach. Since we did not have any open revenue-generating contracts as of January 1, 2018, there was no cumulative effect upon adoption. Any revenue recognized in prior periods was recognized under

Accounting Standards Codification, or ASC, 605, “Revenue Recognition”. Should we enter into any revenue contracts in the future, we plan to recognize the revenue under ASU No. 2014-09 and include disclosures regarding its related accounting policies based on the nature of the agreement.

As of January 1, 2018, we adopted ASU No. 2018-07, “Compensation—Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting” which was issued in June 2018. ASU No. 2018-07 expands the scope of Topic 718 to include share-based payments issued to nonemployees for goods or services and aligns the accounting for nonemployee share-based payments with the accounting for employee share-based payments. ASU No. 2018-07 is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. We adopted the provisions of ASU No. 2018-07 effective January 1, 2018 using a modified retrospective approach. Since we did not have any nonemployee share-based payment arrangements as of January 1, 2018, there was no cumulative effect upon adoption and there was no material effect on our financial position and results of operations. We utilize the Black-Scholes option pricing model for determining the estimated fair value of stock-based awards. We estimate forfeitures at the grant date for employees and recognize compensation costs for only those awards that are expected to vest. We have elected to recognize the effect of nonemployee forfeitures in compensation costs when they occur.

In February 2016, the Financial Accounting Standards Board, or FASB, issued ASU No. 2016-02 “Leases—Topic 842.” ASU No. 2016-02 requires the recognition of lease assets and lease liabilities by lessees for all leases greater than one year in duration and classified as operating leases under previous U.S. GAAP. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, and for interim periods within those fiscal years. Subsequently, in July of 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases” (“ASU 2018-10”), and ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements” (“ASU 2018-11”), both of which clarify and enhance the certain amendments made in ASU 2016-02 and will be adopted in conjunction with ASU 2016-02. We have evaluated the impact of Topic 842 and determined that our operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon its adoption of ASU No. 2016-02. We intend to elect the package of practical expedients.

In August 2016, FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” ASU No. 2016-15 eliminates the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows by adding or clarifying guidance on eight specific cash flow issues. ASU No. 2016-15 was effective for fiscal years beginning after December 15, 2017 and for interim periods within those fiscal years. The adoption of ASU No. 2016-15 did not have a material effect on our financial position and results of operations.

In November 2016, FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” ASU No. 2016-18 requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents and restricted cash. As a result, restricted cash is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The guidance was effective for fiscal years beginning after December 15, 2017 and for interim periods within those fiscal years. We adopted ASU No. 2016-18 in the first quarter of 2018 and applied the guidance retrospectively to the periods presented. Other than the change in presentation within the statement of cash flows, the adoption of ASU 2016-18 did not have a material effect on our financial position and results of operations.

In January 2017, FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” ASU 2017-01 adds guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance was effective for fiscal years beginning after December 15, 2017 and for interim periods within those fiscal years. The adoption of ASU No. 2017-01 did not have a material effect on our financial position and results of operations.

In May 2017, FASB issued ASU No. 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting” which provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. ASU No. 2017-09 did not change the accounting for modifications but clarified that modification accounting guidance should only be applied if there is a change to the value, vesting conditions, or award classification. ASU No. 2017-09 was effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The adoption of ASU No. 2017-09 did not have a material effect on our financial position and results of operations.

In August 2018, FASB issued ASU No. 2018-13, “Fair Value Measurement (Subtopic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement” which modifies the disclosure requirements on fair value measurements. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. ASU No. 2018-13 is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. We do not believe ASU No. 2018-13 will have a material effect on our financial position and results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. Our exposure to market risk is confined to our cash, cash equivalents and marketable securities. We regularly review our investments and monitor the financial markets. We invest primarily in short-term investment grade financial instruments, primarily money market funds, U.S. government and agency securities, government-sponsored bond obligations and certain other corporate debt securities, with the effective duration of the portfolio less than twelve months and no security with an effective duration in excess of twenty-four months. We currently do not hedge interest rate exposure. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we believe we are subject to minimal interest rate risk and do not believe that an increase in market rates would have a material negative impact on the value of our portfolio. We do not believe that we have any material exposure to interest rate risk or changes in credit ratings arising from our investments.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by its board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework (2013).

Based on its assessment, management concluded that, as of December 31, 2018, our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We intend to file with the Securities and Exchange Commission a definitive Proxy Statement, which we refer to herein as the Proxy Statement, not later than 120 days after the close of the fiscal year ended December 31, 2018. The information required by this item is incorporated herein by reference to the information contained under the sections captioned “Proposal 1—Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” of the Proxy Statement. The information required by this item relating to executive officers is included in “Part I, Item 1—Business—Executive Officers of the Registrant” of this Annual Report on Form 10-K on page 32 and is incorporated by reference.

We have adopted a written code of business conduct and ethics, which applies to our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions and all of our other employees and members of our board of directors. The text of our code of ethics is available on our website at www.achillion.com. We did not waive any provisions of the code of business ethics during the year ended December 31, 2018. If we amend, or grant a waiver under, our code of business ethics that applies to our principal executive officer, principal financial officer, or principal accounting officer, or persons performing similar functions, we intend to post information about such amendment or waiver on our website at www.achillion.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the information contained under the section captioned “Information About Executive and Director Compensation” of the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the information contained under the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Our Equity Incentive Plans” of the Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the information contained under the sections captioned “Certain Relationships and Related Transactions” and “Board of Directors Determination of Independence” of the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the information contained under the section captioned “Fees of Independent Registered Public Accounting Firm” of the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following documents are included on pages F-1 through F-28 attached hereto and are filed as part of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules

Not applicable

(a)(3) List of Exhibits

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description	Form	SEC Filing date	Exhibit Number	Filed with this 10-K

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.	10-K	03/08/12	3.1

3.2	Amended and Restated Bylaws of the Registrant.	10-K	03/29/07	3.2

4.1	Specimen Certificate evidencing shares of common stock.	S-1/A	09/22/06	4.1

10.1	Master Security Agreement between the Registrant and Webster Bank, National Association, dated as of October 3, 2014.	8-K	10/06/14	10.1

10.2	First Amendment to Master Security Agreement between the Registrant and Webster Bank, National Association, dated as of May 26, 2016, as further amended on July 11, 2017.	10-Q	08/08/17	10.6

10.3	Lease Agreement by and between the Registrant and WE George Street LLC for Suite 202, dated as of March 6, 2002.	S-1	03/31/06	10.14

10.4	Amendment No. 2 to Lease, dated as of March 31, 2010, by and between the Registrant and WE George Street, LLC.	8-K	04/06/10	10.1

10.5	Amendment No. 3 to Lease, dated as of August 20, 2015, by and between the Registrant and WE George Street, LLC.	8-K	08/24/15	10.1

10.6	Amendment No. 4 to Lease, dated as of April 7, 2016, by and between the Registrant and WE George Street, LLC.	8-K	04/08/16	10.1

10.7	Amendment No. 5 to Lease, dated as of October 3, 2017, by and between the Registrant and WE George Street, LLC.	10-Q	11/01/17	10.2

			Incorporated by Reference
	Exhibit No.	Description	Form	SEC Filing date	Exhibit Number	Filed with this 10-K

#	10.8	2006 Stock Incentive Plan as amended September 18, 2006, March 9, 2010, June 10, 2010, April 11, 2012 and June 5, 2012.	8-K	06/11/12	99.3

#	10.9	Form of Nonstatutory Stock Option Agreement under the 2006 Stock Incentive Plan.	8-K	12/22/10	99.1

#	10.10	Form of Incentive Stock Option Agreement under the 2006 Stock Incentive Plan.	8-K	12/22/10	99.2

#	10.11	Amended and Restated 2015 Stock Incentive Plan.	10-Q	08/08/18	10.3

#	10.12	Form of Incentive Stock Option Agreement under the 2015 Stock Incentive Plan.	10-K	02/25/16	10.16

#	10.13	Form of Nonstatutory Stock Option Agreement under the 2015 Stock Incentive Plan.	10-K	02/25/16	10.17

#	10.14	Amended and Restated Employment Agreement, dated August 4, 2017, by and between the Registrant and Milind S. Deshpande.	10-Q	08/08/17	10.1

#	10.15	Amended and Restated Employment Agreement, dated August 4, 2017, by and between the Registrant and Mary Kay Fenton.	10-Q	08/08/17	10.2

#	10.16	Amended and Restated Employment Agreement, dated August 4, 2017, by and between the Registrant and Joseph Truitt.	10-Q	08/08/17	10.4

#	10.17	Amended and Restated Employment Agreement, dated August 4, 2017, by and between the Registrant and Martha Manning.	10-Q	08/08/17	10.5

#	10.18	Form of Inducement Grant Nonstatutory Stock Option Agreement	10-Q	11/01/17	10.1

#	10.19	Non-Executive Directors Compensation Policy, dated December 12, 2018.				X

	10.20	Controlled Equity OfferingSM Sales Agreement, dated as of February 23, 2017, by and between the Registrant and Cantor Fitzgerald & Co.	10-K	02/23/17	10.27

#	10.21	Second Amended and Restated Employment Agreement, dated May 1, 2018, by and between the Registrant and Joseph Truitt.	10-Q	05/02/18	10.1

#	10.22	Consulting Agreement, dated May 18, 2018, by and between the Registrant and Milind Deshpande.	10-Q	08/08/18	10.2

#	10.23	Letter Agreement, dated May 23, 2018, by and between the Registrant and Milind Deshpande.	10-Q	08/08/18	10.4

#	10.24	Employment Agreement, dated September 10, 2018, by and between the Registrant and Paul Firuta.	8-K	09/10/18	10.1

			Incorporated by Reference
	Exhibit No.	Description	Form	SEC Filing date	Exhibit Number	Filed with this 10-K

#	10.25	Employment Agreement, dated August 15, 2018, by and between the Registrant and Anthony Gibney.	10-Q	11/07/18	10.1

#	10.26	Employment Agreement, dated August 20, 2018, by and between the Registrant and Steven Zelenkofske.	10-Q	11/07/18	10.2

#	10.27	Letter Agreement, dated November 20, 2018, by and between the Registrant and Mary Kay Fenton.	8-K	11/21/18	10.1

	10.28	Lease Agreement, dated as of July 20, 2018, by and between the Registrant and Sentry KPG III, L.P.	8-K	12/04/18	10.1

	10.29	Amendment to Lease, dated as of November 30, 2018, by and between the Registrant and Sentry KPG III, L.P.	8-K	12/04/18	10.2

#	10.30	Employment Agreement, dated February 11, 2019, by and between the Registrant and Brian Di Donato.	8-K	2/11/19	10.1

	23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.				X

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934				X

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934				X

	32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

	32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

	101.CAL	XBRL Taxonomy Calculation Linkbase Document				X

	101.INS	XBRL Instance Document				X

	101.SCH	XBRL Taxonomy Extension Schema Document				X

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

	101.LAB	XBRL Taxonomy Label Linkbase Document				X

	101.PRE	XBRL Taxonomy Presentation Linkbase Document				X

#	Management contracts or compensatory plans or arrangement
†

Indicates confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request.

*

This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets at December 31, 2018 and December 31, 2017, (ii) Statements of Comprehensive Loss for the years ended December 31, 2018, 2017 and 2016, (iii) Statements of Stockholders’ Equity for the years ended December 31, 2018, 2017 and 2016, (iv) Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016 and (v) Notes to Financial Statements.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 7, 2019.

ACHILLION PHARMACEUTICALS, INC.

By:	/S/ JOSEPH TRUITT
Joseph Truitt President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOSEPH TRUITT Joseph Truitt	President, Chief Executive Officer and Director (Principal executive officer)	March 7, 2019

/S/ BRIAN DI DONATO Brian Di Donato	Chief Financial Officer (Principal financial officer and principal accounting officer)	March 7, 2019

/S/ NICOLE VITULLO Nicole Vitullo	Chairman of the Board	March 7, 2019

/S/ JASON FISHERMAN, M.D. Jason Fisherman, M.D.	Director	March 7, 2019

/S/ KURT GRAVES Kurt Graves	Director	March 7, 2019

/S/ MICHAEL D. KISHBAUCH Michael D. Kishbauch	Director	March 7, 2019

/S/ DAVID SCHEER David Scheer	Director	March 7, 2019

/S/ ROBERT VAN NOSTRAND Robert Van Nostrand	Director	March 7, 2019

/S/ FRANK VERWIEL Frank Verwiel	Director	March 7, 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Achillion Pharmaceuticals, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying balance sheets of Achillion Pharmaceuticals, Inc. (the “Company”) as of December 31, 2018 and 2017, and the related statements of comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

March 7, 2019

We have served as the Company’s auditor since 2002.

Achillion Pharmaceuticals, Inc.

Balance Sheets

(in thousands)

	As of December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	49,829	43,496
Marketable securities	221,148	256,578
Accounts and other receivables	350	60
Prepaid expenses and other current assets	4,053	3,804

Total current assets	275,380	303,938
Marketable securities	—	30,511
Fixed assets, net	2,137	2,816
Other assets	189	196
Restricted cash	152	152

Total assets	$277,858	$337,613

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,335	$5,253
Accrued expenses	9,363	7,461
Current portion of long-term debt	131	170

Total current liabilities	11,829	12,884
Other long-term liabilities	17	83
Long-term debt	—	131

Total liabilities	11,846	13,098

Commitments and contingencies (Note 12)
Stockholders’ equity:
Common Stock, $0.001 par value; 200,000 shares authorized at December 31, 2018 and 2017; 138,716 and 137,894 shares issued and outstanding at December 31, 2018 and 2017, respectively	139	138
Additional paid-in capital	938,998	927,420
Accumulated deficit	(672,926)	(602,654)
Accumulated other comprehensive loss	(199)	(389)

Total stockholders’ equity	266,012	324,515

Total liabilities and stockholders’ equity	$277,858	$337,613

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Comprehensive Loss

(in thousands, except per share amounts)

	Years Ended December 31,
	2018	2017	2016
Revenue	$—	$—	$15,000

Operating expenses
Research and development	50,118	63,607	56,843
General and administrative	23,896	25,969	23,022
Restructuring charges (Note 3)	1,900	—	—

Total operating expenses	75,914	89,576	79,865

Loss from operations	(75,914)	(89,576)	(64,865)
Other income (expense)
Interest income	5,678	4,390	3,227
Interest expense	(36)	(50)	(68)

Net loss	$(70,272)	$(85,236)	$(61,706)

Unrealized income (loss) on marketable securities	190	(540)	196

Total other comprehensive income (loss)	190	(540)	196

Total comprehensive loss	$(70,082)	$(85,776)	$(61,510)

Basic and diluted net loss per share attributable to common stockholders (Note 4)	$(0.51)	$(0.62)	$(0.45)

Weighted average shares used in computing basic and diluted net loss per share attributable to common stockholders	138,418	137,180	136,667

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Stockholders’ Equity for the Years Ended December 31, 2018, 2017 and 2016

(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2015	136,640	$137	$905,256	$(455,712)	$(45)	$449,636
Net loss	—	—	—	(61,706)	—	(61,706)
Other comprehensive income (loss)	—	—	—	—	196	196
Stock compensation	—	—	11,006	—	—	11,006
Issuance of common stock upon exercise of stock options	41	—	108	—	—	108
Issuance of common stock under the employee stock purchase plan	41	—	214	—	—	214

Balances at December 31, 2016	136,722	$137	$916,584	$(517,418)	$151	$399,454
Net loss	—	—	—	(85,236)	—	(85,236)
Other comprehensive income (loss)	—	—	—	—	(540)	(540)
Stock compensation	—	—	10,573	—	—	10,573
Issuance of common stock upon exercise of warrants	1,084	1	(1)	—	—	—
Issuance of common stock upon exercise of stock options	14	—	39	—	—	39
Issuance of common stock under the employee stock purchase plan	74	—	225	—	—	225

Balances at December 31, 2017	137,894	$138	$927,420	$(602,654)	$(389)	$324,515
Net loss	—	—	—	(70,272)	—	(70,272)
Other comprehensive income (loss)	—	—	—	—	190	190
Stock compensation	—	—	9,380	—	—	9,380
Issuance of common stock upon exercise of stock options	764	1	2,052	—	—	2,053
Issuance of common stock under the employee stock purchase plan	58	—	146	—	—	146

Balances at December 31, 2018	138,716	$139	$938,998	$(672,926)	$(199)	$266,012

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net loss	$(70,272)	$(85,236)	$(61,706)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,158	1,126	955
Noncash stock-based compensation	9,380	10,573	11,006
Loss on disposal of equipment	49	—	8
Premium on purchases of marketable securities	(59)	(1,094)	(565)
Amortization of (discount) premium on marketable securities	(641)	1,079	985
Changes in operating assets and liabilities:
Accounts and other receivables	(290)	15,196	(14,750)
Prepaid expenses and other current assets	(242)	(313)	(721)
Accounts payable	(2,940)	(1,577)	2,693
Accrued expenses	1,911	834	(3,707)
Other long-term liabilities	(66)	(66)	149

Net cash used in operating activities	(62,012)	(59,478)	(65,653)

Cash flows from investing activities
Purchase of fixed assets	(515)	(626)	(2,508)
Purchase of marketable securities	(223,060)	(345,490)	(499,115)
Maturities of marketable securities	289,891	372,091	562,292

Net cash provided by investing activities	66,316	25,975	60,669

Cash flows from financing activities
Proceeds from exercise of stock options	2,053	39	108
Proceeds from sale of stock under the employee stock purchase plan	146	225	214
Payment of deferred financing costs	—	(175)	—
Borrowings of debt	—	—	444
Repayments of debt	(170)	(351)	(246)

Net cash provided by (used in) financing activities	2,029	(262)	520

Net increase (decrease) in cash, cash equivalents and restricted cash	6,333	(33,765)	(4,464)
Cash, cash equivalents and restricted cash, beginning of period	43,648	77,413	81,877

Cash, cash equivalents and restricted cash, end of period	$49,981	$43,648	$77,413

Supplemental disclosure of cash flow information
Cash paid for interest	$37	$52	$46
Supplemental disclosure of noncash investing and financing activities
Cashless exercise of warrants	$—	$8,750	$—
Purchases of equipment in accounts payable or accrued expenses	$49	$36	$199

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Notes to Financial Statements

(in thousands, except per share amounts)

1. Nature of the Business

Achillion Pharmaceuticals, Inc. (the “Company”) was incorporated on August 17, 1998 in Delaware. The Company is a clinical-stage biopharmaceutical company focused on advancing its oral small molecule complement system inhibitors into late-stage development and commercialization. Each of the product candidates in the Company’s portfolio was discovered in the Company’s laboratories and is wholly owned by the Company. The Company is focusing its product development activities on complement-mediated diseases where there are no approved therapies or significant unmet medical need persists despite existing therapies.

The Company is currently advancing novel orally administered small molecules from its platform that target complement factor D, an essential protein of the alternative pathway. The Company believes that the alternative pathway plays a critical role in a number of disease conditions including the therapeutic areas of nephrology, hematology, ophthalmology and neurology. Initially the Company is targeting C3 glomerulopathy (“C3G”), and immune complex membranoproliferative glomerulonephritis (“IC-MPGN”), two related rare diseases affecting the kidney, and paroxysmal nocturnal hemoglobinuria (“PNH”), a blood disorder. The Company plans to expand its portfolio into additional indications where it believes an overactive alternative pathway plays an important role in disease pathogenesis.

The Company incurred losses of $70,272, $85,236, and $61,706 for the years ended December 31, 2018, 2017 and 2016, respectively. The Company had an accumulated deficit of $672,926 at December 31, 2018. The Company has funded its operations primarily through the sale of equity securities.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and Generally Accepted Accounting Principles (“GAAP”) for financial information. Certain prior period amounts have been reclassified for comparability with the current year presentation. Comprehensive loss and shareholders’ equity were not changed.

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

The Company’s implementation approach included reviewing the status of each of its ongoing agreements and designing appropriate internal controls to enable the preparation of financial information. The Company has completed its assessment of the impact of the new revenue recognition guidance and determined that there is no material impact. Any performance obligations under its agreements were completed before the effective date of the new standard.

Under the new standard, the Company applies the following five-step model in order to determine the amount and timing of revenue to be recognized: (i) identification of the promised services in the contract;

Achillion Pharmaceuticals, Inc.

Notes to Financial Statements—(Continued)

(in thousands, except per share amounts)

(ii) determination of whether the promised services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

Prior to the adoption of ASU No. 2014-09, the Company recognized revenue from contract research and development and research progress payments in accordance with ASC 605, “Revenue Recognition”. Under the terms of the Collaboration and License Agreement between the Company and Janssen Pharmaceuticals, Inc. (“Janssen”) dated May 19, 2015, as amended (the “Janssen Agreement”), the Company had granted Janssen exclusive worldwide rights to develop and commercialize products that contained one or more of the Company’s drug candidates for the treatment of chronic hepatitis C virus, (“HCV”), namely odalasvir, a second-generation NS5A inhibitor, ACH-3422, a NS5B HCV polymerase inhibitor, and sovaprevir, a NS3/4A HCV protease inhibitor. In May 2015, the Company also entered into a parallel transaction with Janssen’s affiliate, JJDC, Inc. (“JJDC”) pursuant to which JJDC purchased 18,367 shares (the “Shares”) of the Company’s common stock at a price of $12.25 per share, for an aggregate purchase price of $225,000 pursuant to a stock purchase agreement (the “JJDC Stock Purchase Agreement”). In connection with the purchase of the Shares, the Company and JJDC also entered into an investor agreement (the “Investor Agreement”) on July 1, 2015 governing specified rights and obligations of JJDC with respect to its ownership of the Shares.

Pursuant to the terms of the Janssen Agreement, the Company was required to provide technology transfer services related to the chemistry, manufacturing and know-how to Janssen for up to 180 days after the effective date of the agreement. In accordance with ASC 605-25, which provided guidance on accounting for multiple-element arrangements prior to January 1, 2018, including the determination of the units of accounting and allocation of total arrangement consideration, the Company identified all of the obligations at the inception of the Janssen Agreement. The significant obligations were determined to be the license and the technology transfer services. The Company determined that license and technology transfer services represented a single unit of accounting because they were not viewed to have standalone value. The Janssen Agreement entered into by the Company and Janssen, and the JJDC Stock Purchase Agreement and the Investor Agreement, which were entered into by the Company and Janssen’s affiliate, were entered into in contemplation of each other.

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

Stock-Based Compensation—Employee Stock-Based Awards

The Company applies the provisions of ASC 718, Stock Compensation, which requires measurement and recognition of compensation expense for all stock-based awards made to employees and directors, including employee stock options and employee stock purchases under the Company’s 2006 Employee Stock Purchase Plan (“2006 ESPP”) based on estimated fair values.

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

The Company bases its estimate of the expected term on historical data for similar stock option grants and calculates volatility based on actual volatility for the expected term of the option. The Company estimates forfeitures at the grant date and recognizes compensation costs for only those awards that are expected to vest for employees and directors and has elected to recognize the effect of nonemployee forfeitures as compensation costs when they occur.

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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents are stated at cost, which approximates fair value, and include short-term, highly-liquid investments with maturities of less than three months at the date of acquisition. The Company also holds certificates of deposit, which collateralize the Company’s facility lease which are classified as restricted cash in the accompanying balance sheets. The restricted cash will be released from restriction in 2020. At December 31, 2018 and 2017, the Company had $49,829 and $43,496, respectively, of cash and cash equivalents.

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

The fair value of the Company’s marketable securities of $221,148 and $287,089 as of December 31, 2018 and 2017, respectively, was valued based on level 2 inputs. The Company’s investments consist mainly of U.S. government and agency securities, government-sponsored bond obligations and certain other corporate debt securities. Fair value is determined by taking into consideration valuations obtained from third-party pricing services. The third-party pricing services utilize industry standard valuation models, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; issuer credit spreads; benchmark securities; and other observable inputs. The Company has assessed these as level 2 within the fair value hierarchy of ASC 820. The Company classifies its entire investment portfolio as available for sale as defined in ASC 320, “Debt Securities.” Securities are carried at fair value with the unrealized gains (losses) reported as a separate component of stockholders’ equity within accumulated other comprehensive income.

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

For the years ended December 31, 2018, 2017, and 2016, 0%, 0%, and 100%, respectively, of the Company’s revenue was generated from the Janssen Agreement. At December 31, 2018 and 2017, 0% and 53%, respectively, of the Company’s accounts receivable was from Janssen.

Fixed Assets

Property and equipment are recorded at cost and are depreciated and amortized over the shorter of their remaining lease term or their estimated useful lives on a straight-line basis as follows:

Laboratory equipment	4-7 years
Office equipment	3-5 years
Leasehold improvements	Lesser of life of improvement or lease term

Expenditures for maintenance and repairs, which do not improve or extend the useful lives of the respective assets, are expensed as incurred. When assets are sold or retired, the related cost and accumulated depreciation

Achillion Pharmaceuticals, Inc.

Notes to Financial Statements—(Continued)

(in thousands, except per share amounts)

are removed from their respective accounts and any resulting gain or loss is included in comprehensive income (loss) from operations.

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

Patent Costs

The Company expenses the costs of obtaining and maintaining patents as general and administrative costs.

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

The Company did not have any unrecognized tax benefits as of December 31, 2018. The Company reviews all tax positions to ensure the tax treatment selected is sustainable based on its technical merits and that the position would be sustained if challenged.

Segment Information

The Company is engaged solely in the discovery and development of innovative small molecule drug therapies. Accordingly, the Company has determined that it operates in one operating segment.

Recent Accounting Pronouncements

As of January 1, 2018, the Company adopted Accounting Standards Update, or ASU, No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes all existing revenue recognition

Achillion Pharmaceuticals, Inc.

Notes to Financial Statements—(Continued)

(in thousands, except per share amounts)

requirements, including most industry-specific guidance. ASU No. 2014-09 requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The Company also adopted ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations,” which clarifies the implementation guidance on principal versus agent considerations as well as ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” which clarifies the implementation guidance on identifying performance obligations and licensing. The Company has adopted ASU No. 2014-09 using a modified retrospective approach. Since the Company did not have any open revenue-generating contracts as of January 1, 2018, there was no cumulative effect upon adoption. Any revenue recognized in prior periods was recognized under Accounting Standards Codification, or ASC, 605, “Revenue Recognition”. Should the Company enter into any revenue contracts in the future, it plans to recognize the revenue under ASU No. 2014-09 and include disclosures regarding its related accounting policies based on the nature of the agreement.

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

In February 2016, FASB issued ASU No. 2016-02 “Leases—Topic 842.” ASU No. 2016-02 requires the recognition of lease assets and lease liabilities by lessees for all leases greater than one year in duration and classified as operating leases under GAAP. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, and for interim periods within those fiscal years. Subsequently, in July of 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases” (“ASU No. 2018-10”), and ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements” (“ASU No. 2018-11”), both of which clarify and enhance the certain amendments made in ASU No. 2016-02 and will be adopted in conjunction with ASU 2016-02. The Company has evaluated the impact of Topic 842 and determined that its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon its adoption of ASU No. 2016-02. The Company intends to elect the package of practical expedients.

In August 2016, FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” ASU No. 2016-15 eliminates the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows by adding or clarifying guidance on eight specific cash flow issues. ASU No. 2016-15 was effective for fiscal years beginning after December 15, 2017 and for interim periods within those fiscal years. The adoption of ASU No. 2016-15 on January 1, 2018 did not have a material effect on the Company’s statement of cash flows.

In November 2016, FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” ASU No. 2016-18 requires that the statement of cash flows explain the change during the period in the

Achillion Pharmaceuticals, Inc.

Notes to Financial Statements—(Continued)

(in thousands, except per share amounts)

total of cash, cash equivalents and restricted cash. As a result, restricted cash is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The guidance was effective for fiscal years beginning after December 15, 2017 and for interim periods within those fiscal years. The Company adopted ASU No. 2016-18 in the first quarter of 2018 and applied the guidance retrospectively to the periods presented. Other than the change in presentation within the statement of cash flows, the adoption of ASU-2016-18 did not have any effect on the Company’s financial position and results of operations.

In January 2017, FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” ASU 2017-01 adds guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance was effective for fiscal years beginning after December 15, 2017 and for interim periods within those fiscal years. The adoption of ASU No. 2017-01 on January 1, 2018did not have a material effect on the Company’s financial position and results of operations.

In May 2017, FASB issued ASU No. 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting” which provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. ASU No. 2017-09 does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions, or award classification. ASU No. 2017-09 was effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted. The adoption of ASU No. 2017-09 on January 1, 2018 did not have a material effect on the Company’s financial position and results of operations.

In August 2018, FASB issued ASU No. 2018-13, “Fair Value Measurement (Subtopic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement” which modifies the disclosure requirements on fair value measurements. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. The Company does not believe ASU No. 2018-13 will have a material effect on its financial position and results of operations.

3. Restructuring Plan

In February 2018, the Company implemented a restructuring plan that reduced employee headcount by approximately 20% to approximately 70 employees. The restructuring plan was implemented following a strategic assessment of the Company’s portfolio. During the assessment, the Company’s management team and board of directors concluded that the Company’s strategic focus would be on the development of its existing clinical candidates. The Company has continued to evaluate its operations to attempt to optimize its structure. For example, the Company recently opened an office in Blue Bell, Pennsylvania which provides the Company with access to the talent in that geographic area and it is evaluating and optimizing the location of its functional areas.

In connection with this restructuring, the Company offered individuals whose employment was terminated a severance package that included severance pay, continuation of benefits and outplacement services. The

Achillion Pharmaceuticals, Inc.

Notes to Financial Statements—(Continued)

(in thousands, except per share amounts)

Company currently estimates that costs related to the restructuring will be approximately $1,900, of which $181 relates to non-cash stock-based compensation. Of the $1,900, $1,546 was paid out in cash during the year ended December 31, 2018. The remaining $173 of restructuring costs are included in accrued expenses and are expected to be paid out in cash within the next 12 months.

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

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Net loss (numerator)	$(70,272)	$(85,236)	$(61,706)
Weighted-average shares, in thousands (denominator)	138,418	137,180	136,667
Basic and diluted net loss per share	$(0.51)	$(0.62)	$(0.45)

Potentially dilutive securities outstanding as of December 31, 2018, 2017 and 2016 are as follows:

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Stock Options	14,950	12,160	10,394
Warrants	—	21	2,833

5. Collaboration Arrangements

Janssen Pharmaceuticals, Inc.

On September 9, 2017, the Company received notice from Janssen of its termination, effective as of November 8, 2017, of the Collaboration and License Agreement between the Company and Janssen dated May 19, 2015, as amended (the “Janssen Agreement”).

Under the terms of the Janssen Agreement, the Company granted Janssen exclusive worldwide rights to develop and commercialize products that contained one or more of the Company’s drug candidates for the treatment of chronic hepatitis C virus, (“HCV”), namely odalasvir, a second-generation NS5A inhibitor, ACH-3422, a NS5B HCV polymerase inhibitor, and sovaprevir, a NS3/4A HCV protease inhibitor. In May 2015, the Company also entered into a parallel transaction with Janssen’s affiliate, JJDC, pursuant to which JJDC purchased 18,367 shares (the “Shares”) of the Company’s common stock at a price of $12.25 per share, for an aggregate purchase price of $225,000. In connection with the purchase of the Shares, the Company and JJDC also entered into an investor agreement (the “Investor Agreement”) on July 1, 2015 governing specified rights and obligations of JJDC with respect to its ownership of the Shares. Under the terms of the Janssen Agreement, the Company earned a $15,000 clinical milestone payment in December 2016 and would have been eligible to receive additional milestone payments and royalties had the Janssen Agreement not been terminated.

Achillion Pharmaceuticals, Inc.

Notes to Financial Statements—(Continued)

(in thousands, except per share amounts)

Janssen terminated the Janssen Agreement under section 14.6 of the Janssen Agreement, which allowed for unilateral termination at Janssen’s discretion upon 60 days’ written notice to the Company at any time prior to the submission of the first application for marketing approval for a licensed product in any of the major market countries specified in the Janssen Agreement. Pursuant to its notice of termination, Janssen informed the Company that with an increasing number of effective therapies addressing medical need in hepatitis C, Janssen had made a strategic decision to discontinue the development of JNJ-4178, a three-drug combination regimen that contained one of the Company’s HCV product candidates that it licensed to Janssen under the Janssen Agreement. Following the termination, all licenses granted by either party to the other under the Janssen Agreement terminated, except to the extent necessary to allow either party to perform any obligations or exercise rights that survive the termination.

Pursuant to the terms of the Janssen Agreement, the Company was required to provide technology transfer services related to the chemistry, manufacturing and know-how to Janssen for up to 180 days after the effective date. In accordance with ASC 605-25, “Revenue Recognition—Multiple-element arrangements,” which provided guidance on accounting for multiple-element arrangements prior to January 1, 2018, including the determination of the units of accounting and allocation of total arrangement consideration, the Company identified all of the obligations at the inception of the Janssen Agreement. The significant obligations were determined to be the license and the technology transfer services. The Company determined that license and technology transfer services represented a single unit of accounting because they were not viewed to have standalone value. The only upfront amount received by the Company in exchange for the license and technology transfer services and the issuance of the Company’s common stock was the $225,000. The Company determined that the amount received in excess of the fair value of the Company’s common stock upon issuance of $66,122 was attributed to the license and technology services. The Company also determined that there was no discernable pattern in which the technology services would be provided during the 180 day period after the effective date. In accordance with ASC 605-10, “Revenue Recognition—Overall,” the Company determined that straight-line attribution of the license and technology services revenues would be used to recognize revenue.

Pursuant to the terms of the Investor Agreement, which remained in effect following the termination of the Janssen Agreement, the Shares were subject to a lock-up restriction, voting covenants and a standstill agreement, each of which expired on July 1, 2016. In February 2017, the Company entered into an agreement with JJDC (the “Lock-Up Agreement”) pursuant to which the Shares became subject to a new lock-up restriction, which expired on the earlier of January 31, 2018, or the date that was sixty days after the first public announcement of top-line clinical results from Janssen’s phase IIb OMEGA-1 clinical trial of JNJ-4178, a three drug combination for the treatment of HCV which contained odalasvir, one of the HCV drug candidates the Company had licensed to Janssen under the Janssen Agreement. On November 15, 2017, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Goldman Sachs & Co. LLC and Leerink Partners LLC, acting as representatives of the underwriters named therein, and JJDC, as selling stockholder, relating to an underwritten public offering (the “Offering”) of the Shares. The Shares were offered pursuant to a shelf registration statement that was previously declared effective on April 28, 2017. In connection with the Offering, the Company entered into a letter agreement (the “Letter Agreement”), dated November 14, 2017, with JJDC pursuant to which the Company and JJDC agreed, that effective upon execution and delivery of the Underwriting Agreement: (1) the Company agreed to release the restrictions on the disposition of the Shares by JJDC, which JJDC previously agreed to in the Lock-Up Agreement in connection with the filing of the shelf registration statement referred to above; (2) the Company and JJDC agreed to amend the investor agreement (the “Investor Agreement”) that the Company and JJDC entered into on July 1, 2015 in connection with JJDC’s acquisition of the Shares to provide that the Company would pay $2,900 of the aggregate underwriting discounts and commissions of the Offering, which was determined based on a calculation set forth in the Letter Agreement; and

Achillion Pharmaceuticals, Inc.

Notes to Financial Statements—(Continued)

(in thousands, except per share amounts)

(3) the Company and JJDC agreed that, following the closing of the Offering, the Investor Agreement would terminate and be of no further force or effect.

Other Arrangements.

The Company also has license agreements with GCA Therapeutics, Ltd (“GCAT”), for elvucitabine, its nucleoside reverse transcriptase inhibitor for the treatment of both hepatitis B infection and human immunodeficiency virus infection and with Ora, Inc. (“ORA”), for the development and commercialization of ACH-702 delivered topically or locally. Because the Company has no performance obligations under these agreements, it intends to recognize revenue related to any milestone payment upon achievement of a milestone by GCAT or Ora. The Company does not believe it is probable that any milestone will be achieved in the next twelve months under these arrangements.

6. Marketable Securities

The fair value of the Company’s marketable securities of $221,148 and $287,089 as of December 31, 2018 and 2017, respectively, is valued based on level 2 inputs. The Company’s investments consist mainly of U.S. government and agency securities, government-sponsored bond obligations and certain other corporate debt securities. Fair value is determined by taking into consideration valuations obtained from third-party pricing services. The third-party pricing services utilize industry standard valuation models, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; issuer credit spreads; benchmark securities; and other observable inputs. There were no transfers between levels within the hierarchy during the years ended December 31, 2018 and 2017. The Company has assessed these as level 2 within the fair value hierarchy of ASC 820. The Company classifies its entire investment portfolio as available for sale as defined in ASC 320, Debt Securities. Securities are carried at fair value with the unrealized gains (losses) reported in other comprehensive income.

The unrealized (loss) gain from marketable securities was $(199), $(389) and $151 at December 31, 2018, 2017 and 2016, respectively.

As of December 31, 2018, none of the Company’s investments were determined to be other than temporarily impaired.

The following table summarizes the Company’s investments:

	December 31, 2018				December 31, 2017
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Commercial Paper	$36,235	$49	(1)	$36,283	$29,079	$9	(2)	$29,086
Corporate Debt Securities	159,348	5	(238)	159,115	216,297	—	(324)	215,973
Government and Agency Securities	25,764	—	(14)	25,750	42,102	—	(72)	42,030

Total	$221,347	$54	(253)	$221,148	$287,478	$9	(398)	$287,089

Achillion Pharmaceuticals, Inc.

Notes to Financial Statements—(Continued)

(in thousands, except per share amounts)

The following additional table summarizes, by industry, the fair value of investments:

	As of December 31,
	2018	2017
Government	25,750	42,030
Banking	58,611	74,884
Industrial	136,787	170,175

Total	$221,148	$287,089

The following table summarizes the contractual maturities of the Company’s investments:

	December 31, 2018	December 31, 2017
Mature in less than one year	$221,148	$256,578
Mature in one to five years	—	30,511

Total	$221,148	$287,089

7. Prepaid Expenses and Other Current Assets

A summary of prepaid expenses and other current assets is as follows:

	As of December 31,
	2018	2017
Prepaid research and development costs	$2,174	$1,599
Tax credit receivable	230	275
Software and maintenance agreements	343	465
Interest receivable	1,080	1,260
Other prepaid expenses	226	205

Total	$4,053	$3,804

8. Fixed Assets, net

A summary of property and equipment is as follows:

	As of December 31,
	2018	2017
Laboratory equipment	$4,294	$4,277
Office equipment	2,259	1,885
Leasehold improvements	4,724	4,706
Construction in process	—	8

	11,277	10,876
Less—accumulated depreciation and amortization	(9,140)	(8,060)

Total	$2,137	$2,816

Achillion Pharmaceuticals, Inc.

Notes to Financial Statements—(Continued)

(in thousands, except per share amounts)

Depreciation expense was $1,158, $1,126 and $955 for the years ended December 31, 2018, 2017 and 2016, respectively.

9. Accrued Expenses and Other Long-Term Liabilities

Accrued expenses consist of the following:

	As of December 31,
	2018	2017
Accrued compensation	$4,397	$4,014
Accrued research and development expenses	3,414	2,384
Accrued professional expenses	1,049	735
Other accrued expenses	347	411
Other restructuring expenses	173	—

Total	$9,380	$7,544

Accrued research and development expenses are comprised of amounts owed to third-party contract research organizations, clinical investigators, laboratories and data managers for research and development work performed on behalf of the Company.

10. Capital Structure

Preferred Stock

At December 31, 2018, the Company had 5,000 authorized shares of undesignated preferred stock of which no shares were issued and outstanding.

Common Stock

At December 31, 2018, the Company had 200,000 authorized shares of $0.001 par value common stock of which 138,716 shares were issued and outstanding and 26,188 shares were reserved for future issuance.

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

2015 Stock Incentive Plan

The Company’s 2015 Stock Incentive Plan (the “2015 Plan”) was approved by the Company’s stockholders in June 2015. The 2015 Plan replaced the Company’s 2006 Plan.

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

All of the foregoing share numbers are subject, in the case of incentive stock options, to any limitations under the Internal Revenue Code of 1986, as amended (the “Code”), and are also subject to adjustment upon stock splits, stock dividends, and other specified events. Certain sub-limitations apply to the shares available for issuance under the 2015 Plan. The 2015 Plan allows for the issuance of incentive stock options intended to qualify under Section 422 of the Code, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The maximum number of shares with respect to which awards may be granted to any participant under the 2015 Plan may not exceed 1,500 shares per fiscal year (subject to adjustment upon stock splits, stock dividends, and other specified events). The maximum value of shares subject to awards granted in any fiscal year to any individual non-employee director, together with the amount of any cash payments made to such non-employee director during such fiscal year, shall not exceed $625.

The 2015 Plan is administered by the Company’s Board of Directors. The Company’s officers, employees, consultants, advisors and directors are eligible to receive awards under the 2015 Plan; however, incentive stock options may only be granted to employees.

Options granted under the Company’s 2006 Plan and the 2015 Plan (the “Plans”), are exercisable for a period determined by the Company, but in no event longer than ten years from the date of the grant. Options generally vest over four years.

Achillion Pharmaceuticals, Inc.

Notes to Financial Statements—(Continued)

(in thousands, except per share amounts)

As of December 31, 2018, there were 9,705 shares available to be granted under the 2015 Plan.

A summary of the status of the Company’s stock option activity for the year ended December 31, 2018 is presented in the table and narrative below:

	2018
	Options	Weighted Average Exercise Price
Outstanding at January 1, 2018	12,160	$6.37
Granted	6,592	3.03
Exercised	(764)	2.69
Forfeited	(1,564)	4.24
Cancelled	(1,474)	8.08

Outstanding at December 31, 2018	14,950	$5.14

Options exercisable at December 31, 2018	8,396	$6.50

Options vested and expected to vest at December 31, 2018	14,194	$5.23

The following table summarizes information about stock options outstanding at December 31, 2018:

	Options Outstanding			Options Vested
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Vested	Weighted Average Exercise Price
$0.00 – $2.00	—	—	$—	—	$—
$2.01 – $4.00	8,287	7.2	3.05	2,805	3.07
$4.01 – $6.00	1,816	7.5	4.12	1,040	4.12
$6.01 – $8.00	2,746	5.1	7.47	2,497	7.47
$8.01 – $10.00	944	3.9	8.71	916	8.72
$10.01 –$12.00	84	6.2	10.41	65	10.42
$12.01 – $14.00	1,073	5.3	13.41	1,073	13.41

	14,950	6.5	$5.14	8,396	$6.50

As of December 31, 2018, the intrinsic value of the options outstanding was $0. The intrinsic value for stock options is calculated based on the difference between the exercise prices of the underlying awards and the quoted stock price of the Company’s common stock as of the reporting date.

The total intrinsic value of stock options exercised for the years ended December 31, 2018, 2017 and 2016 was $692, $261 and $193, respectively.

The weighted-average, grant-date fair value of options granted during the years ended December 31, 2018, 2017 and 2016 was $2.09, $2.91 and $5.56, respectively. The weighted-average, grant-date fair value of options vested at December 31, 2018, 2017 and 2016 was $4.80, $4.92 and $4.67, respectively.

The weighted-average remaining contractual life is 4.5 years for options exercisable and 6.4 years for options vested and expected to vest.

Achillion Pharmaceuticals, Inc.

Notes to Financial Statements—(Continued)

(in thousands, except per share amounts)

Stock-Based Compensation

Under the provisions of ASC 718, stock-based compensation cost is based on the fair value of the portion of stock-based awards that is ultimately expected to vest during the period. The Company utilizes the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of assumptions which determine the fair value of the stock-based awards. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected term of stock options, the expected volatility of stock and expected dividends. The Company also estimates forfeitures at the grant date and recognizes compensation costs for only those awards that are expected to vest. Judgment is required in estimating the number of stock-based awards that are expected to be forfeited. The Company bases its estimate of the expected term on historical data for similar stock option grants, and calculates volatility based on actual volatility for the expected term of the option.

The assumptions used to value options granted are as follows:

	For the Years Ended December 31,
	2018	2017	2016
Expected term of option	6.0 years	6.0 years	6.0 – 6.25 years
Expected volatility	79% – 81%	82% – 83%	81% – 84%
Risk free interest rate	2.55 – 2.98%	2.04 – 2.27%	1.15 – 2.09%
Expected dividend yield	0%	0%	0%

Total compensation expense recorded in the accompanying statements of comprehensive loss associated with option grants made to employees for the years ended December 31, 2018, 2017 and 2016 was $9,077, $10,479 and $10,900, respectively. Total compensation expense recorded in the accompanying statements of comprehensive loss associated with option grants made to consultants for the years ended December 31, 2018, 2017 and 2016 was $251, $0 and $5, respectively.

The Company recorded no tax benefit related to these options as the Company is currently in a net operating loss position and maintains a full valuation allowance.

As of December 31, 2018, the total compensation cost related to options not yet recognized in the financial statements is approximately $10,795, net of estimated forfeitures, and the weighted average period over which it is expected to be recognized is 2.8 years.

2006 Employee Stock Purchase Plan

The Company established the 2006 ESPP effective December 1, 2006. Eligible employees can purchase common stock pursuant to payroll deductions at a price equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six-month offering period. The Company originally reserved for issuance 250 shares of common stock under the 2006 ESPP. On June 10, 2010, stockholders of the Company approved an amendment to the 2006 ESPP to increase by 250 shares the number of shares of common stock reserved for issuance under the 2006 ESPP from 250 shares to 500 shares. On June 2, 2015, stockholders of the Company approved an amendment to the 2006 ESPP to increase by 1,700 shares the number of shares of common stock reserved for issuance under the 2006 ESPP from 500 to 2,200 shares.

The Company measures the fair value of issuances under the 2006 ESPP using the Black-Scholes option pricing model at the end of each reporting period. The compensation cost for the 2006 ESPP consists of the 15% of the grant date stock price discount and the fair value of the option features.

Achillion Pharmaceuticals, Inc.

Notes to Financial Statements—(Continued)

(in thousands, except per share amounts)

The Company recorded compensation cost related to the 2006 ESPP of $52, $94 and $100 for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, there were 1,533 shares available for future issuance under the 2006 ESPP.

The assumptions used to value options granted under the 2006 ESPP are as follows:

	For the Years Ended December 31,
	2018	2017	2016
Expected term of option	6 months	6 months	6 months
Expected volatility	47% – 60%	58% – 73%	55% – 66%
Risk free interest rate	1.30 – 2.1%	0.05 – 1.3%	0.05 – 0.06%
Expected dividend yield	0%	0%	0%

Compensation expense related to option grants and the 2006 ESPP is included in research and development and general and administrative expense as follows:

	For the Years Ended December 31,
	2018	2017	2016
Research and development	$2,679	$4,490	$4,695
General and administrative	6,701	6,083	6,311

Total	$9,380	$10,573	$11,006

12. Commitments and Contingencies

401(k) Retirement Plan

The Company has a 401(k) defined contribution retirement plan covering substantially all full-time employees. The Company currently matches employee contributions at a rate of $0.50 cents for each dollar contribution, up to 6% of salary deferrals. However, the decision to match any employee contributions is at the sole discretion of the Company. The Company made matching contributions of $386, $415 and $406 for the years ended December 31, 2018, 2017 and 2016, respectively.

Operating Leases

The Company’s commitments consist of obligations under operating leases for its facilities and office equipment. The Company leases its operating facilities located in New Haven, Connecticut and Blue Bell, Pennsylvania. The lease agreements require monthly lease payments through March 2020 and November 2022, respectively. The Company is recording the expense associated with the leases on a straight-line basis over the expected term of each lease and, as a result, has accrued $83 and $149 at December 31, 2018 and 2017, respectively.

Achillion Pharmaceuticals, Inc.

Notes to Financial Statements—(Continued)

(in thousands, except per share amounts)

The future minimum annual lease payments under these operating leases at December 31, 2018 are as follows:

Year Ending December 31,
2019	$1,239
2020	551
2021	322
2022	287

Total	$2,399

Rent expense under operating leases was $846, $811 and $801 for the years ended December 31, 2018, 2017 and 2016, respectively.

From time to time, in the ordinary course of business, the Company may be subject to litigation and regulatory examinations as well as information gathering requests, inquiries and/or investigations. The Company does not believe it is currently subject to any material matters where there is at least a reasonable possibility that a material loss may be incurred.

13. Income Taxes

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

On December 22, 2017, the President signed into law new legislation, known as the Tax Cuts and Jobs Act of 2017 (the “TCJA”), that resulted in significant changes to the Internal Revenue Code of 1986, as amended. These changes include a federal statutory rate reduction from 35% to 21%, limitation of the deduction for net operating losses to 80% of taxable income while providing that the net operating loss carryovers for years after 2017 will not expire, limitation on the amount of research and development expenses deductible per year beginning in years after 2021, reduction of the Orphan Drug Credit from 50% to 25% of qualified clinical testing expenditures, increased limitations on certain executive compensation, elimination of the Corporate Alternative Minimum Tax, and modifying or repealing other business deductions and credits.

As a result of the TCJA being signed into law, the Company recognized a provisional charge of $52,653 in the fourth quarter of 2017 related to the re-measurement of its U.S. deferred tax assets at the lower enacted

Achillion Pharmaceuticals, Inc.

Notes to Financial Statements—(Continued)

(in thousands, except per share amounts)

corporate tax rate. There are no provisional amounts in 2018. Due to the history of net operating losses, the Company is in a full valuation allowance position. As a result, the additional tax expense due to the TCJA was offset by an equal reduction to the valuation allowance, resulting in no net tax impact from the TCJA to the overall financial condition and results of operations of the Company.

The Company was allowed a measurement period of up to one year after the enactment date of the TCJA to finalize the recording of the related tax accounting effects. As of December 31, 2018, the Company had completed its accounting for the effects of the TCJA and no measurement period adjustments were recorded.

The income tax provision (benefit) consists of the following:

	As of December 31,
	2018	2017	2016
Deferred:
Federal and state	$21,782	$15,506	$(23,232)
Valuation allowance	(21,782)	(15,506)	23,232

Total deferred	$—	$—	$—

A reconciliation of the statutory tax rates to the effective tax rates is as follows:

	Years Ended December 31,
	2018	2017	2016
Federal statutory rate	(21.0)%	(34.0)%	(34.0)%
State tax, net of federal benefit	(4.9)	(5.0)	(5.0)
Other	0.1	1.2	0.1
Share-based compensation	2.1	(0.2)	(0.2)
Federal tax credits, net of orphan drug credit expense disallowance	(6.0)	(1.7)	4.1
Change in federal tax rate	—	61.8	—
Valuation allowance	29.7	(22.1)	35.0

	0%	0%	0%

Future tax benefits (deferred tax assets) related to temporary differences are as follows:

	As of December 31,
	2018	2017
Gross deferred tax assets:
Net operating losses	$130,995	$115,009
Tax credits (federal and state)	18,507	13,480
Share-based compensation	10,262	9,720
Other	454	282

	$160,218	$138,491
Less—valuation allowance	(160,218)	(138,491)

Net deferred tax asset	$—	$—

At December 31, 2018 and 2017, the Company had gross deferred income tax assets of approximately $160,218 and $138,491, respectively, which result primarily from net operating loss and tax credit carryforwards.

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

At December 31, 2018, the Company had the following net operating loss and credit carryforwards available:

As of December 31, 2018
Federal net operating loss carryforwards	$425,888
State net operating loss carryforwards	554,119
Federal research and development credit carryforwards	12,578
State research and development credit carryforwards	5,929

The Company’s federal net operating loss carryforwards include $369,765 of losses incurred through December 31, 2017 that can be carried forward through 2037 and have begun to expire unutilized. The Company’s remaining net operating losses incurred in 2018, totaling $56,123 carry forward indefinitely under the TCJA. The Company’s state net operating loss carryforwards expire commencing in 2020 through 2038. The Company’s federal research and development credit carryforwards expire commencing in 2028 through 2037. The Connecticut research and development credit carryforwards have no expiration period.

Deferred tax assets relating to tax benefits of employee stock options have been reduced to reflect exercises. Some exercises resulted in tax deductions in excess of previously recorded benefits based on the option value at the time of grant (“windfalls”). Prior to the adoption of ASU 2016-09 during the year ended December 31, 2017, the additional tax benefit associated with the windfall was not recognized until the deduction reduced taxes payable. Accordingly, the tax benefit of approximately $14,579 of the net operating loss carryforwards available but previously unrecognized, were recognized upon adoption of ASU 2016-09. There was an offsetting adjustment to the valuation allowance equal to the tax benefit recognized for the windfall, resulting in no net tax impact upon adoption of ASU 2016-09.

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

The federal and state tax authorities could challenge tax positions taken by the Company for the periods for which there are open tax years. Years subject to audit are years in which unused net operating losses were generated that remain open by the statute of limitations. The Company is open to challenge for the periods of 2007 through 2018 in federal and the State of Connecticut jurisdictions.

The Company did not have any unrecognized tax benefits as of December 31, 2018 and 2017.

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

14. Related Party Transactions

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

As of December 31, 2018, Domain was the beneficial owner of approximately 2.5% of the Company’s total issued and outstanding shares of common stock.

15. Unaudited Quarterly Results

The following tables summarize unaudited quarterly financial data for the years ended December 31, 2018 and 2017. This data has been derived from unaudited financial statements that, in the Company’s opinion, include all adjustments necessary for a fair statement of such information. The operating results for any quarter are not necessarily indicative of results for any future period.

	2018 Quarters
	First	Second	Third	Fourth
Total operating revenue	$—	$—	$—	$—
Total operating expenses	21,815	18,561	17,364	18,174
Net income (loss)	(20,588)	(17,199)	(15,884)	(16,601)
Net income (loss) per share—basic and diluted	$(0.15)	$(0.12)	$(0.12)	$(0.12)
Weighted average number of shares outstanding—basic and diluted	138,014	138,426	138,586	138,638

	2017 Quarters
	First	Second	Third	Fourth (1)
Total operating revenue	$—	$—	$—	$—
Total operating expenses	21,143	23,616	20,463	24,354
Net income (loss)	(20,152)	(22,543)	(19,338)	(23,203)
Net income (loss) per share—basic and diluted	$(0.15)	$(0.16)	$(0.14)	$(0.17)
Weighted average number of shares outstanding—basic and diluted	136,722	136,736	137,375	137,870