Form 10-Q
period 2019-03-31
ACHILLION PHARMACEUTICALS INC
filed 2019-05-09
CIK 1070336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

(215) 709-3040

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.001 per share	ACHN	Nasdaq Global Select Market

As of May 1, 2019, the registrant had 138,725,326 shares of Common Stock, $0.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Achillion Pharmaceuticals, Inc.

Balance Sheets

(in thousands, except per share amounts)

(unaudited)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$49,491	$49,829
Marketable securities	204,577	221,148
Accounts and other receivables	1,216	350
Prepaid expenses and other current assets	3,806	4,053

Total current assets	259,090	275,380
Fixed assets, net	1,858	2,137
Operating lease right of use asset	1,563	—
Other assets	14	189
Restricted cash	152	152

Total assets	$262,677	$277,858

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,015	$2,335
Accrued expenses	10,091	9,363
Current portion of operating lease liability	1,073	—
Current portion of long-term debt	—	131

Total current liabilities	13,179	11,829
Long-term portion of operating lease liability	559	—
Other long-term liabilities	—	17

Total liabilities	13,738	11,846

Commitments and contingencies (Note 11)
Stockholders’ equity:
Common Stock, $0.001 par value; 200,000 shares authorized: 138,716 and 138,716 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	139	139
Additional paid-in capital	940,564	938,998
Accumulated deficit	(691,885)	(672,926)
Accumulated other comprehensive income (loss)	121	(199)

Total stockholders’ equity	248,939	266,012

Total liabilities and stockholders’ equity	$262,677	$277,858

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Comprehensive Loss

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue	$—	$—

Operating expenses
Research and development	14,817	14,049
General and administrative	5,157	6,016
Restructuring charges (Note 4)	655	1,750

Total operating expenses	20,629	21,815

Loss from operations	(20,629)	(21,815)
Other income (expense)
Interest income	1,681	1,239
Interest expense	(11)	(12)

Net loss	(18,959)	(20,588)

Total comprehensive loss (Note 9)	(18,639)	(20,884)

Basic and diluted net loss per share (Note 5)	$(0.14)	$(0.15)

Weighted average number of shares used in computing basic and diluted net loss per share	138,716	138,014

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Stockholders’ Equity for the Three Months Ended March 31, 2018 and 2019

(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2017	137,894	$138	$927,420	$(602,654)	$(389)	$324,515
Net loss	—	—	—	(20,588)	—	(20,588)
Other comprehensive income (loss)	—	—	—	—	(296)	(296)
Stock compensation	—	—	2,313	—	—	2,313
Issuance of common stock upon exercise of stock options	446	—	1,304	—	—	1,304
Issuance of common stock under the employee stock purchase plan	—	—	22	—	—	22

Balances at March 31, 2018	138,340	$138	$931,059	$(623,242)	$(685)	$307,270

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2018	138,716	$139	$938,998	$(672,926)	$(199)	$266,012
Net loss	—	—	—	(18,959)	—	(18,959)
Other comprehensive income (loss)	—	—	—	—	320	320
Stock compensation	—	—	1,550	—	—	1,550
Issuance of common stock under the employee stock purchase plan	—	—	16	—	—	16

Balances at March 31, 2019	138,716	$139	$940,564	$(691,885)	$121	$248,939

Achillion Pharmaceuticals, Inc.

Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net loss	$(18,959)	$(20,588)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	300	289
Noncash stock-based compensation	1,566	2,335
Premium on purchase of marketable securities	—	215
Amortization of (discount) premium on marketable securities	(699)	191
Changes in operating assets and liabilities:
Accounts and other receivables	(866)	(290)
Prepaid expenses and other assets	422	(1,474)
Accounts payable	(271)	(2,800)
Operating lease right-of-use asset	326	—
Operating lease liability	(257)	—
Accrued expenses and other liabilities	711	(1,976)

Net cash used in operating activities	(17,727)	(24,098)

Cash flows from investing activities
Purchases of fixed assets	(70)	(178)
Purchases of marketable securities	(65,515)	(62,229)
Maturities of marketable securities	83,105	78,685

Net cash provided by investing activities	17,520	16,278

Cash flows from financing activities
Proceeds from exercise of stock options	—	1,304
Repayments of debt	(131)	(58)

Net cash (used in) provided by financing activities	(131)	1,246

Net decrease in cash and cash equivalents	(338)	(6,574)
Cash, cash equivalents and restricted cash, beginning of period	49,981	43,648

Cash, cash equivalents and restricted cash, end of period	$49,643	$37,074

Supplemental disclosure of cash flow information
Cash paid for interest	$9	$13
Supplemental disclosure of non-cash information
Purchases of fixed assets in accounts payable and accrued expenses	$—	$69
Operating lease right-of-use asset and liability (non-cash open balances)	$1,889	$—

The accompanying notes are part of these financial statements.

Achillion Pharmaceuticals, Inc.

Notes to Financial Statements

(in thousands, except per share amounts)

(unaudited)

1. Nature of the Business

Achillion Pharmaceuticals, Inc. (the “Company”) was incorporated on August 17, 1998 in Delaware. The Company is a clinical-stage biopharmaceutical company focused on advancing its oral small molecule complement system inhibitors into late-stage development and commercialization. Each of the product candidates in the Company’s portfolio was discovered in the Company’s laboratories and is wholly owned by the Company. The Company is focusing its product development activities on complement-mediated diseases where there are no approved therapies or significant unmet medical needs persist despite existing therapies.

The Company is currently advancing novel orally administered small molecules from its platform that target complement factor D, an essential protein of the alternative pathway. The Company believes that the alternative pathway plays a critical role in a number of disease conditions including the therapeutic areas of nephrology, hematology, ophthalmology and neurology. Initially the Company is targeting C3 glomerulopathy (“C3G”) and immune complex membranoproliferative glomerulonephritis (“IC-MPGN”), two related rare diseases affecting the kidney, and paroxysmal nocturnal hemoglobinuria (“PNH”), a blood disorder. The Company plans to expand its drug development efforts into additional indications where it believes an overactive alternative pathway plays an important role in disease pathogenesis.

The Company incurred net losses of $18,959 and $20,588 for the three months ended March 31, 2019 and 2018, respectively, and had an accumulated deficit of $691,885 at March 31, 2019. The Company has funded its operations primarily through the sale of equity securities.

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

2. Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02 “Leases—Topic 842” (“ASU No. 2016-02”). ASU No. 2016-02 requires the recognition of lease assets and lease liabilities by lessees for all leases greater than one year in duration and classified as operating leases under United States generally accepted accounting principles (“U.S. GAAP”). ASU No. 2016-02 was effective for fiscal years beginning after December 15, 2018, and for interim periods within those fiscal years. Subsequently, in July of 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases” (“ASU No. 2018-10”), and ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements” (“ASU No. 2018-11”), both of which clarify and enhance the certain amendments made in ASU No. 2016-02 and were adopted in conjunction with ASU No. 2016-02. The Company adopted Topic 842 as of January 1, 2019 under the modified retrospective transition and elected the package of practical expedients. The Company determined that its operating lease commitments were subject to the new standard and recognized a $1,900 right-of-use asset and a $1,900 operating lease liability upon its adoption of ASU No. 2016-02.

In August 2018, FASB issued ASU No. 2018-13, “Fair Value Measurement (Subtopic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”) which modifies the disclosure requirements on fair value measurements. The amendments related to changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. ASU No. 2018-13 is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. The Company does not believe ASU No. 2018-13 will have a material effect on its financial position and results of operations.

3. Basis of Presentation

The accompanying unaudited financial statements of the Company should be read in conjunction with the audited financial statements and notes as of and for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2019. The accompanying financial statements have been prepared in accordance with U.S. GAAP for interim financial information, in accordance with the instructions to Form 10-Q and the guidance in Article 10 of Regulation S-X. Accordingly, since they are interim financial statements, the accompanying financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements.

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2019, and its results of operations for the three months ended March 31, 2019 and 2018, and cash flows for the three months ended March 31, 2019 and 2018. The balance sheet as of December 31, 2018 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. Interim results are not necessarily indicative of results for a full year.

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and notes thereto.

4. Restructuring Plan

In January 2019 and February 2018, the Company implemented restructuring plans that reduced employee headcount. The restructuring plans were implemented following an initial strategic assessment of the Company’s portfolio and continued evaluation of the Company’s operations to optimize its structure. Further, the Company opened an office and recently changed its principal address to Blue Bell, Pennsylvania which provides the Company with access to the talent in that geographic area, and it is evaluating and optimizing the location of its functional areas.

In connection with these restructurings, the Company offered individuals whose employment was terminated a severance package that included severance pay, continuation of benefits and outplacement services. Restructuring costs during the three months ended March 31, 2019 and 2018 were $655 and $1,800, respectively. Of these amounts, $2,264 was paid out in cash through March 31, 2019 and $181 related to non-cash stock-based compensation. The remaining $110 of restructuring costs are included in accrued expenses and are expected to be paid out in cash within the next 12 months.

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

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net loss (numerator)	$(18,959)	$(20,588)
Weighted-average shares, in thousands (denominator)	138,716	138,014
Basic and diluted net loss per share	$(0.14)	$(0.15)

Potentially dilutive securities outstanding consists solely of outstanding stock options. The Company had stock options outstanding to purchase 19,411 and 14,556 shares of common stock, respectively, as of March 31, 2019 and 2018, respectively.

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

Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; or

Level 3: Unobservable inputs.

The fair value of the Company’s marketable securities of $204,577 and $221,148 as of March 31, 2019 and December 31, 2018, respectively, is valued based on level 2 inputs. The Company’s investments consist mainly of U.S. government and agency securities, government-sponsored bond obligations and certain other corporate debt securities. Fair value is determined by taking into consideration valuations obtained from third-party pricing services. The third-party pricing services utilize industry standard valuation models, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; issuer credit spreads; benchmark securities; and other observable inputs. The Company has assessed these as level 2 within the fair value hierarchy of ASC 820. There were no transfers between levels within the hierarchy during the three months ended March 31, 2019 and 2018. The Company classifies its entire investment portfolio as available for sale as defined in ASC 320, “Debt Securities.” Securities are carried at fair value with the unrealized gains (losses) reported in other comprehensive income.

The unrealized gain (loss) from marketable securities was $121 and $(199) at March 31, 2019 and December 31, 2018, respectively.

As of March 31, 2019 and December 31, 2018, none of the Company’s investments were determined to be other than temporarily impaired.

The following table summarizes the Company’s investments:

	March 31, 2019				December 31, 2018
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Commercial Paper	$53,236	$59	$—	$53,295	$36,235	$49	$(1)	$36,283
Corporate Debt Securities	136,260	79	(22)	136,317	159,348	5	(238)	159,115
Government and Agency Securities	14,960	5	—	14,965	25,764	—	(14)	25,750

Total	$204,456	$143	$(22)	$204,577	$221,347	$54	$(253)	$221,148

7. Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2019	December 31, 2018
Accrued compensation	$2,477	$4,397
Accrued research and development expenses	6,435	3,414
Accrued professional expenses	742	1,049
Other accrued expenses	437	503

Total	$10,091	$9,363

Accrued research and development expenses are comprised of amounts owed to third-party contract research organizations, clinical investigators, laboratories and data managers for research and development work performed on behalf of the Company.

8. Stock-Based Compensation

The Company’s Amended and Restated 2015 Stock Incentive Plan (the “2015 Plan”), is administered by the Company’s Board of Directors and provides for the grant of incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights and other stock-based awards. The Company’s officers, employees, consultants, advisors and directors are eligible to receive awards under the 2015 Plan; however, incentive stock options may only be granted to employees. Stock option awards are exercisable for a period determined by the Company, but in no event longer than ten years from the date of the grant. Stock option awards generally vest as to 25% of the shares underlying the option on the first anniversary of the date of grant and as to 6.25% of the shares underlying the option quarterly thereafter for the following three years, subject to continued service. In May 2018, the Company’s stockholders approved an amendment and restatement of the 2015 Plan which included an 8,200 increase to the number of shares of common stock that may be issued pursuant to the 2015 Plan. There were 5,244 shares available to be granted under the 2015 Plan as of March 31, 2019.

A summary of the status of the Company’s stock option activity for the three months ended March 31, 2019 is presented in the table and narrative below:

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2019	14,950	$5.14
Granted	4,940	2.20
Exercised	—	—
Forfeited	(407)	3.54
Cancelled	(72)	6.65

Outstanding at March 31, 2019	19,411	$4.42

Options exercisable at March 31, 2019	9,094	$6.26

Weighted-average fair value of options granted during the period		$1.54

The Company utilizes the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of assumptions which determine the fair value of the stock-based awards. The assumptions used to value options granted are as follows:

	Three Months Ended March 31,
	2019	2018
Expected term of option	6.0 years	6.0 years
Expected volatility	81%	80%
Risk free interest rate	2.27%	2.62%
Expected dividend yield	0%	0%

Total compensation expense recorded in the accompanying statements of operations associated with stock option grants made to employees was $1,396 and $2,313 for the three months ended March 31, 2019 and 2018, respectively, of which

$181 was recorded as restructuring costs. Total compensation expense recorded in the accompanying statements of operations associated with stock option grants made to consultants was $154 and $0 for the three months ended March 31, 2019 and 2018, respectively. The Company recorded no tax benefit related to these stock options since the Company currently maintains a full valuation allowance on its deferred tax assets.

As of March 31, 2019, the intrinsic value of the stock options outstanding was $4,445, of which $59 related to vested stock options and $4,386 related to unvested stock options. The intrinsic value of stock options is calculated based on the difference between the exercise prices of the underlying common stock and the quoted stock price of the Company’s common stock as of the reporting date.

As of March 31, 2019, the total compensation cost related to unvested stock options not yet recognized in the financial statements was approximately $14,008 net of estimated forfeitures, and the weighted average period over which this amount is expected to be recognized is 3.0 years.

9. Comprehensive Loss

The Company reports and presents comprehensive income (loss) in accordance with ASC 220, “Comprehensive Income”, which establishes standards for reporting and display of comprehensive income (loss) and its components in a full set of general purpose financial statements. The objective of the statement is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. The Company’s other comprehensive income (loss) arises from net unrealized gains (losses) on marketable securities. The unrealized gain (loss) from marketable securities was $121 and $(199) at March 31, 2019 and December 31, 2018, respectively.

10. Leases

Effective January 1, 2019, the Company adopted ASU No. 2016-02, “Leases (Topic 842)” and the related Accounting Standards Updates that followed (collectively referred to as “Topic 842”). Topic 842 requires the recognition of right of use (“ROU”) lease assets and liabilities by lessees for all leases greater than one year in duration and classified as operating leases under GAAP.

The Company elected the package of practical expedients which allows the Company to apply the transition provision for Topic 842 at its adoption date instead of at the earliest comparative period presented in our financial statements. Therefore, existing leases at January 1, 2019 were recognized and measured but without retrospective application. The Company also elected the short-term lease practical expedient but did not elect the hindsight practical expedient.

The impact of Topic 842 on the Company’s balance sheet beginning January 1, 2019 was the recognition of ROU assets and lease liabilities for operating leases. There was no income to the Company’s statement of comprehensive loss or beginning retained earnings related to the adoption of Topic 842.

The Company’s operating lease commitments consist of obligations under operating leases for its facilities and office equipment. The Company has leases for its operating facilities in New Haven, Connecticut and Blue Bell, Pennsylvania. The lease agreements require monthly lease payments through March 2020 and November 2022, respectively. The Company does not have any leases that are classified as finance leases.

The Company determines if an arrangement is a lease at inception. For purposes of calculating operating lease liabilities, lease terms may include options to extend or terminate the lease when it becomes probable that the Company will exercise the option. As the rate implicit in the lease is generally not readily determinable for the Company’s operating leases, the discount rates used to determine the present value of its lease liability are based on the Company’s incremental borrowing rate at the lease commencement date.

The following table summarizes the Company’s lease obligations as of March 31, 2019:

Year Ended December 31,
Remainder of 2019	$868
2020	467
2021	236
2022	207

Total lease payments	1,778
Less: imputed interest	(146)

Total	$1,632

The following table summarizes the Company’s lease obligations as of December 31, 2018:

Year Ending December 31,
2019	$1,239
2020	551
2021	322
2022	287

Total	$2,399

Expense related to the Company’s operating leases recognized during the three months ended March 31, 2019 and 2018 was $294 and $217, respectively, and is included in operating expenses in the Company’s statements of comprehensive loss.

As of March 31, 2019, the carrying value of the right of use assets was $1,563 and is separately stated on the Company’s balance sheet. The related short-term and long-term liabilities as of March 31, 2019 were $1,073 and $559, respectively.

During the three months ended March 31, 2019 cash paid for operating leases was $257. As of March 31, 2019, the weighted average remaining lease term is 2.3 years and the weighted average incremental borrowing rate is 7.2%.

11. Commitments and Contingencies

From time to time, in the ordinary course of business, the Company may be subject to litigation and regulatory examinations as well as information gathering requests, inquiries and/or investigations. The Company is not currently subject to any matters where it believes there is a reasonable possibility that a material loss may be incurred.

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

The following discussion should be read in conjunction with our financial statements and accompanying notes to financial statements in this quarterly report on Form 10-Q and our audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Overview

We are a clinical-stage biopharmaceutical company focused on advancing our oral small molecule complement system inhibitors into late-stage development and commercialization. Each of the product candidates in our portfolio was discovered in our laboratories and is wholly owned by us. We are focusing our product development activities on complement-mediated diseases where there are no approved therapies or significant unmet medical needs persist despite existing therapies.

The complement system is a part of the human innate immune system and is believed to be comprised of three pathways: the alternative pathway, the lectin pathway and the classical pathway. We are currently advancing novel orally administered small molecules from our platform that target complement factor D, an essential protein of the alternative pathway. We believe that an overactive alternative pathway may play a critical role in a number of disease conditions including the therapeutic areas of nephrology, hematology, ophthalmology and neurology. Initially we are targeting C3 glomerulopathy, or C3G, and immune complex membranoproliferative glomerulonephritis, or IC-MPGN, two related rare diseases affecting the kidney, and paroxysmal nocturnal hemoglobinuria, or PNH, a blood disorder. We plan to expand our drug development efforts into additional indications where we believe an overactive alternative pathway plays an important role in disease pathogenesis.

Our first-generation factor D inhibitor, ACH-4471, has demonstrated preliminary clinical proof-of-concept in patients with C3G and PNH and is being evaluated for safety and efficacy in phase II clinical trials in both diseases. In addition to ACH-4471, we have two potent and specific orally-administered next-generation factor D inhibitors in phase I clinical development, ACH-5228 and ACH-5548. In January 2019, we initiated a phase I multiple ascending dose, or MAD, clinical study with ACH-5228 in healthy volunteers, which is expected to be completed in 2019. We intend to advance our next-generation compound ACH-5228 into phase II clinical trials for PNH and potentially other complement-mediated diseases pending a favorable analysis of the phase I clinical data.

We were incorporated on August 17, 1998 in Delaware. Since our inception, we have spent substantial research and development funds to develop our product candidate pipeline and expect to continue to do so for the foreseeable future. We have incurred losses of $18.7 million and $20.6 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, we had an accumulated deficit of $691.6 million. As of March 31, 2019, we had $254.1 million in cash, cash equivalents and marketable securities and $152,000 of restricted cash.

We have funded our operations primarily through proceeds from the sale of equity securities. Through March 31, 2019, we have received approximately $932.4 million in aggregate gross proceeds from stock issuances, including convertible preferred stock, our initial public offering, private placements of our common stock, registered offerings of our common stock and an equity investment by a former collaboration partner.

We expect to incur substantial losses for at least the next several years and will require substantial additional cash to fund expenses as we seek to continue clinical development and potentially initiate commercialization of certain complement inhibitor product candidates. See “—Liquidity and Capital Resources.”

Our Complement Factor D Program

The following is a summary of our product development programs:

Our objective is to become a leading biopharmaceutical company by discovering, developing and commercializing small molecule therapies that specifically target the complement system to treat complement mediated disease. Specifically, our near-term strategy includes the following efforts:

•

Advance ACH-4471, the first oral drug candidate to inhibit factor D within the alternative pathway, into late-stage clinical development in C3G/IC-MPGN. As of May 1, 2019, we have enrolled a total of 24 patients in two proof of concept trials of ACH-4471: a 6-month double-blind, placebo-controlled trial in C3G (12 patients) and a 12-month single-arm open-label trial in C3G/IC-MPGN (12 patients). Our goal is to analyze the data from patients along-side historic real-world data on C3G patients. If the data is supportive of moving into a phase III program, we plan to present the data to the U.S. Food and Drug Administration, or FDA, in an end of phase II clinical trial meeting in the fourth quarter of 2019.

•

Advance ACH-4471 into late-stage clinical development in PNH patients who are sub-optimal responders to currently available therapies. We are conducting a phase II clinical trial of ACH-4471 for PNH in combination with eculizumab in patients who are sub-optimal responders to eculizumab, a complement 5, or C5, inhibitor that is approved as a monotherapy for PNH that is marketed by a third party. We have enrolled 12 patients in this trial. Our goal is to present data to the FDA in an end of phase II clinical trial meeting in the second half of 2019. Interim-data will be presented in May 2019 at the New Era of Aplastic Anemia and Paroxysmal Nocturnal Hemoglobinuria meeting in Napoli, Italy. This specialized meeting is sponsored by AIEPEN Onlus, the Italian PNH Association. Our PNH trials have provided evidence that ACH-4471 has a positive impact on patient’s hemoglobin, reticulocyte counts, LDH, FACIT-fatigue scores and reduced blood transfusions both as a monotherapy and in combination with a C5 inhibitor. Our hypothesis has been reinforced that if the alternative pathway is adequately inhibited then patient benefit can be achieved in fundamentally different ways than has been seen with C5 inhibitors alone. We believe this is an unmet medical need and a market segment we will continue to evaluate.

In December 2018, we completed a phase II clinical trial evaluating ACH-4471 as a monotherapy in 10 patients with PNH and announced the top-line data. Seven of the ten patients from the trial are continuing to receive ACH-4471 in a long-term extension study. Pending a favorable analysis of the phase I clinical data from the ACH-5228 MAD study, we intend to convert these PNH monotherapy extension study patients from ACH-4471 to ACH-5228 in the first quarter of 2020, if approved by regulators, in order to evaluate the safety and efficacy of ACH-5228 in PNH patients in the absence of a C5 inhibitor.

•

Advance ACH-5228 and ACH-5548, next-generation compounds for oral systemic administration, to treat PNH and other complement mediated diseases. We have completed phase I, single-ascending dose clinical studies in healthy volunteers for both ACH-5228 and ACH-5548 and have observed superior potency and pharmacokinetics for each compound compared to ACH-4471. Additionally, based on the phase I pharmacokinetic and potency data, we believe that ACH-5228 and ACH-5548 may allow for higher alternative pathway inhibition along with a reduced dosing frequency. We believe that successful development of these compounds has the potential to be transformative both for patients and our company and to deliver on the promise of alternative pathway inhibition across a wide spectrum of diseases.

In January 2019, we initiated a phase I MAD study of ACH-5228 in healthy volunteers, and we are currently conducting additional preclinical studies with ACH-5548 which are required to be conducted prior to moving forward into a MAD study.

We intend to submit an investigational new drug, or IND, application, for ACH-5228 to the FDA in the fourth quarter of 2019 in the United States.

•

Seek third-party relationships that can further accelerate our oral factor D platform. Our strategy is to become a commercially focused company in the United States. Furthermore, our platform may have opportunities in geographical territories and indications that are beyond our internal capacities and resources. Third parties, including pharmaceutical companies, academic institutions, and independent clinical investigators may be able to better advance our compounds in selected patient settings and geographies. Such arrangements could include arrangements involving our existing product portfolio or additional molecules from our compound library.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from the sale of any drugs. During the three months ended March 31, 2019 and 2018 we did not recognize any revenue.

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

All costs associated with internal research and development, and research and development services for which we have externally contracted, are expensed as incurred. Our research and development expenses for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Clinical candidate direct external costs:
ACH-4471	$5,944	$5,074
ACH-5228	2,837	1,430
ACH-5548	796	758
Other next generation factor D inhibitors (oral and intravitreal)	266	984
Other	80	84

Total direct external costs	9,923	8,330
Internal personnel costs	3,093	3,813
Non-cash stock-based compensation	470	708

Sub-total direct costs	13,228	12,851
Indirect costs and overhead (1)	1,371	1,263
Research and development tax credit	(40)	(65)

Total research and development	$14,817	$14,049

(1)	Certain prior period amounts have been reclassified for comparability with the current period presentation. Comprehensive loss and shareholders’ equity were not changed.

The expenses allocated to our product candidates relate to costs associated with our preclinical studies and clinical trials. Indirect costs and overhead are comprised of costs related to our facilities, professional fees, travel and other expenses.

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

The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development of our product candidates. This is due to the numerous risks and uncertainties associated with developing product candidates, including the uncertainty of:

•	the scope, rate of progress and expense of our clinical trials and other research and development activities;

•	the potential benefits of our product candidates over other therapies;

•	our ability to market, commercialize and achieve market acceptance for any of our product candidates that we are developing or may develop in the future;

•	our ability to achieve favorable reimbursement from third-party payors for our products if they are approved;

•	results of clinical trials that we may conduct;

•	results of clinical trials conducted by our competitors;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the expense and timing of regulatory approvals; and

•	the expense of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

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

General and Administrative

Our general and administrative expenses consist primarily of salaries and benefits for management and administrative personnel, professional fees for corporate and intellectual property related legal advice, accounting and other services, travel costs and facility-related costs such as rent, utilities and other general office expenses.

Critical Accounting Policies and Estimates

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our critical accounting estimates is included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in our Annual Report on Form 10-K for the year ended December 31, 2018. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a significant impact on our financial results. During the first three months of 2019, there were no significant changes in our estimates or our critical accounting policies.

Results of Operations

Results of operations may vary from period to period depending on numerous factors, including the progress of our research and development projects, technological advances and determinations as to the commercial potential of proposed products as well as the timing of payments received under collaborations, strategic alliances, joint ventures or financings, if any.

Comparison of Three Months Ended March 31, 2019 and 2018

Research and Development Expenses. Research and development expenses were $14.8 million and $14.0 million for the three months ended March 31, 2019 and 2018, respectively. The increase for the three months ended March 31, 2019 was primarily due increased clinical trial costs related to ACH-4471 and ACH-5228, combined with increased manufacturing costs related to ACH-5548. These amounts were partially offset by decreased non-cash stock-based compensation and personnel costs due to fewer employees as compared to the prior period. We expect research and development expenses will remain consistent with the first quarter over the remainder of the year as we continue to focus primarily on the development of our clinical-stage product candidates. Research and development expenses for the three months ended March 31, 2019 and 2018 were comprised as follows:

	Three Months Ended March 31,
	2019	2018	Change
	(in thousands)
Personnel costs	$3,093	$3,813	$(720)	(19)%
Stock-based compensation	470	708	(238)	(34)%
Outsourced research and supplies	8,655	6,969	1,686	24%
Professional and consulting fees	1,421	1,499	(78)	(5)%
Facilities costs	1,032	959	73	8%
Travel and other costs	186	166	20	12%
Research and development tax credit	(40)	(65)	25	(38)%

Total	$14,817	$14,049	$768	5%

General and Administrative Expenses. General and administrative expenses were $5.2 million and $6.0 million for the three months ended March 31, 2019 and 2018, respectively. The decrease for the three months ended March 31, 2019 was primarily due to decreased non-cash stock-based compensation combined with decreased intellectual property related legal fees. We expect general and administrative expenses will remain consistent with the first quarter during the remainder of the year. General and administrative expenses for the three months ended March 31, 2019 and 2018 were comprised as follows:

	Three Months Ended March 31,
	2019	2018	Change
	(in thousands)
Personnel costs	$1,728	$1,756	$(28)	(2)%
Stock-based compensation	1,096	1,446	(350)	(24)%
Professional and consulting fees	1,327	1,890	(563)	(30)%
Facilities costs	546	396	150	38%
Travel and other costs	460	528	(68)	(13)%

Total	$5,157	$6,016	$(859)	(14)%

Restructuring Charges. During the three months ended March 31, 2019 and 2018, we incurred $655,000 and $1.8 million of restructuring charges, respectively. These charges consist primarily of employee severance payments, continuation of benefits and outplacement services resulting from the implementation of our restructuring plans in January 2019 and February 2018 which reduced employee headcount.

Other Income (Expense). Interest income was $1.7 million and $1.2 million for three months ended March 31, 2019 and 2018, respectively. The increase of $500,000, or 42%, was largely due to a greater return on investments during the first quarter of 2019. Interest expense was $11,000 and $12,000 for the three months ended March 31, 2019 and 2018, respectively.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through proceeds from the sale of equity securities. Through March 31, 2019, we have received approximately $932.4 million in aggregate gross proceeds from stock issuances, including convertible preferred stock, our initial public offering, private placements of our common stock, registered offerings of our common stock and an equity investment by a former collaboration partner. We had $254.1 million and $271.0 million in cash, cash equivalents and marketable securities as of March 31, 2019 and December 31, 2018, respectively, and $152,000 of restricted cash as of March 31, 2019 and December 31, 2018, respectively. We regularly review our investments and monitor the financial markets. As of March 31, 2019, our cash, cash equivalents and marketable securities included short-term financial instruments, primarily money market funds, government sponsored bond obligations and other investment grade corporate debt securities.

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

Operating Activities

Cash used in operating activities was $17.7 million for the three months ended March 31, 2019 and was primarily attributable to our $19.0 million net loss combined with a $0.9 million increase in accounts receivable and $0.7 million in non-cash amortization of discounts on marketable securities. These amounts were partially offset by $1.6 million in non-cash stock-based compensation expense combined with a $0.7 million increase in accrued expenses and other liabilities. Cash used in operating activities was $24.1 million for the three months ended March 31, 2018 and was primarily attributable to our $20.6 million net loss combined with a $2.8 million decrease in accounts payable, $2.0 million decrease in accrued expenses and a $1.5 million increase in prepaid expenses. These amounts were partially offset by $2.3 million in non-cash stock-based compensation expense.

Investing Activities

Cash provided by investing activities was $17.5 million for the three months ended March 31, 2019 and was primarily attributable to the maturities of marketable securities, partially offset by purchases of marketable securities. Cash provided by investing activities was $16.3 million for the three months ended March 31, 2018 and was primarily attributable to the maturities of marketable securities, partially offset by purchases of marketable securities.

Financing Activities

Cash used in financing activities was $0.1 million for the three months ended March 31, 2019 and was attributable to the repayment of debt under a previous credit facility with Webster Bank National Association from which we are no longer entitled to draw down under. Cash provided by financing activities was $1.2 million for the three months ended March 31, 2018 and was primarily attributable to proceeds from the exercise of stock options.

Our product development programs and the potential commercialization of our product candidates, if any, will require substantial additional cash to fund expenses. For some of our product candidates, we may collaborate with third-party pharmaceutical and biotechnology companies for the development and potential commercialization of our product candidates, or we will seek to raise funds through public or private equity or debt financings or other sources of financing. There can be no assurance that we will be able to enter into third-party collaborations, or that funds will be available on terms favorable to us, if at all. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our current projected operating requirements for at least the next 12 months from the issuance date of the financial statements included in this Quarterly Report on Form 10-Q. However, our future capital requirements may change and will depend upon numerous factors, including but not limited to:

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2019.

Recently Issued Accounting Standards

For a discussion of the recent accounting pronouncements relevant to our business operations, see Note 2, “Recent Accounting Pronouncements” under “Part I, Item 1. Financial Statements.”

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. Our exposure to market risk is confined to our cash, cash equivalents and marketable securities. We regularly review our investments and monitor the financial markets. We invest primarily in short-term investment grade financial instruments, money market funds, U.S. government and agency securities, government-sponsored bond obligations and certain other corporate debt securities, with the effective duration of the portfolio less than twelve months and no security with an effective duration in excess of twenty-four months. We currently do not hedge interest rate exposure. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we believe we are subject to minimal interest rate risk and do not believe that an increase in market rates would have a material negative impact on the value of our portfolio. We do not believe that we have any material exposure to interest rate risk or changes in credit ratings arising from our investments.

Capital Market Risk. We currently have no product revenues and depend on funds raised through other sources. One source of funding is through future debt or equity offerings. Our ability to raise funds in this manner depends upon, among other things, capital market forces affecting our stock price, and on the state of the capital markets generally.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. Our business, financial condition or results of operations could be harmed by any of these risks. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not currently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations. These risk factors restate and supersede in their entirety the risk factors previously disclosed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

We implemented plans to reduce our staff levels and eliminate certain personnel and other costs, which could significantly adversely affect our ability to continue to discover and develop new compounds.

In January 2019 and February 2018, we implemented restructuring plans that reduced employee headcount. The restructuring plans were implemented following an initial strategic assessment of our portfolio and continued evaluation of our operations to attempt to optimize our structure. We have reduced our staff across several functional areas and we have continued to evaluate our operations to optimize our structure. For example, we recently opened an office in Blue Bell, Pennsylvania which provides us with access to the talent in that geographic area. We are evaluating and optimizing the location of our functional areas.

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

Adverse events or undesirable side effects caused by, or other unexpected properties of, our product candidates could cause us, any future collaborators, an institutional review board or regulatory authorities to interrupt, delay or halt clinical trials of one or more of our product candidates and could result in a more restrictive label or FDA requirement for a risk evaluation and mitigation strategy, or REMS, or the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities. For example, treatment with complement inhibitors, like each of our factor D inhibitors, may decrease the body’s ability to fend off infection by certain types of pathogens. Treatment with the marketed complement C5 inhibitor, eculizumab (Soliris® ), is associated with increased risk for certain types of infection, including meningococcal infection. For this reason, patients treated with complement inhibitors, including patients treated in our future clinical trials, may be vaccinated for pathogens known to have increased risk of infection with complement deficiency or inhibition and may also be treated with prophylactic antibiotics in an effort to reduce the risk of an adverse event resulting from an infection. However, there is a risk that vaccination and/or prophylactic antibiotics will not prevent or reduce the risk of infections, including meningococcal infection.

Other adverse events may occur. In our phase I multiple ascending dose study of ACH-4471 in healthy volunteers, two cases of self-limited, alanine aminotransferase, or ALT, elevations (Grade 3 and 4) were observed post-treatment in the two highest dose groups, with neither subject exhibiting signs or symptoms of liver decompensation. Both subjects’ ALT levels normalized without intervention during follow up. Further, no treatment-associated fever or infections were observed. ALT is a liver enzyme measure to see whether a liver is damaged or diseased. We have also seen a serious adverse event of elevated liver enzymes in a patient in our PNH monotherapy program which resolved without intervention when the patient was discontinued from ACH-4471 treatment. There is a risk that increases in ALT will be seen more frequently as more patients are enrolled in our clinical trials and dosed with ACH-4471. To date, ACH-4471 has been dosed in few patients and for limited durations, the longest being approximately 26 months, and there is a risk that in longer dosing durations planned for our clinical trials, patients may experience increases in ALT or other adverse events. There is also a risk that doses of ACH-4471 which we believe can be safely administered to patients may not be effective in treating complement mediated diseases such as PNH or C3G.

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

The development and commercialization of new drug products is highly competitive. We expect that we and our future collaborators, if any, will face significant competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide with respect to any of our product candidates that we, or they, may seek to develop or commercialize in the future. There are a number of pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of product candidates for the treatment of the key complement-mediated disease indications. For example, Alexion Pharmaceuticals, Inc.’s eculizumab (Soliris®) is a marketed therapy for the treatment of PNH, myasthenia gravis and atypical hemolytic uremic syndrome and its recently approved ravulizumab (Ultomiris™) is for the treatment of adult patients with PNH. In addition, Akari Therapeutics PLC, Alexion Pharmaceuticals, Inc., Amgen Inc. Amyndas Pharmaceuticals S.A., Apellis Pharmaceuticals, Inc., BioCryst Pharmaceuticals, Inc., ChemoCentryx, Inc., Ionis Pharmaceuticals, Inc., Novartis AG, Omeros Corporation, Ra Pharmaceuticals, Inc., Regeneron Pharmaceuticals, Inc., and F. Hoffmann-La Roche Ltd. have complement inhibitor therapies in development for other hematologic or nephritic diseases. Our competitors may succeed in developing, acquiring or licensing technologies and drug products that are more effective, have fewer or more tolerable side effects or are less costly than any product candidates that we are currently developing or that we may develop, which could render our product candidates obsolete and noncompetitive.

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

We have incurred significant annual net operating losses since our inception. We expect to continue to incur significant and accumulating net operating losses for at least the next several years. Our net losses were $19.0 million and $20.6 million for the three months ended March 31, 2019 and 2018, respectively. We had an accumulated deficit of $691.9 million at March 31, 2019. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We are currently only in the phase II clinical testing stage for our most advanced product candidate under our complement inhibitor platform and expect that it will be many years, if ever, before we have a product candidate ready for commercialization.

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

We believe that our existing cash, cash equivalents and marketable securities as of March 31, 2019, will enable us to fund our current projected operating requirements for at least the next 12 months from the issuance date of the financial statements included in this Quarterly Report on Form 10-Q. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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

•	a collaborator may pursue development and commercialization of other product candidates;

•	a collaborator with marketing and distribution rights to one or more products may not commit sufficient resources to the marketing and distribution of such product or products;

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

We have and intend to continue to rely on third parties, such as contract research organizations, clinical data management organizations, contract laboratories, medical institutions and clinical investigators, to conduct clinical trials and expect to rely on these third parties to conduct clinical trials of any product candidate that we develop. Any of these third parties may terminate their engagements with us under certain circumstances and we may terminate our engagements with them. We may not be able to enter into alternative arrangements or do so on commercially reasonable terms. In addition, there is a natural transition period when a new contract research organization begins work. As a result, delays would likely occur, which could materially impact our ability to meet our expected clinical development timelines and harm our business, financial condition and prospects.

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

We depend upon our senior management and scientific staff for our business success. All of our employment agreements with our senior management employees are terminable by the employee. The loss of the service of any of the key members of our senior management may significantly delay or prevent the achievement of drug development and other business objectives. Our ability to attract and retain qualified personnel, consultants and advisors, including senior leadership with the requisite qualifications and experience to lead our research and development programs and lead our company, is critical to our success. We face intense competition for qualified individuals, particularly those experienced in discovering and developing complement inhibitor product candidates, from numerous pharmaceutical and biotechnology companies, universities, governmental entities and other research institutions. In addition, following our restructurings in January 2019 and February 2018, we have engaged in aligning our functional capabilities with our corporate objectives of becoming a later stage drug development and commercial company. We may face additional challenges in recruiting and retaining key personnel. We may be unable to attract and retain these individuals, and our failure to do so would adversely affect our business.

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

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. On March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The United Kingdom has a period of a maximum of two years from the date of its formal notification to negotiate the terms of its withdrawal from, and future relationship with, the European Union. If no formal withdrawal agreement is reached between the United Kingdom and the European Union, then it is expected the United Kingdom’s membership of the European Union will automatically terminate on the deadline, which was initially March 29, 2019. That deadline has been extended to October 31, 2019 to allow the parties to negotiate a withdrawal agreement, which has proven to be extremely difficult to date. Discussions between the United Kingdom and the European Union will continue to focus on withdrawal issues and transition agreements. However, limited progress to date in these negotiations and ongoing uncertainty within the UK Government and Parliament sustains the possibility of the United Kingdom leaving the European Union without a withdrawal agreement and associated transition period in place, which is likely to cause significant market and economic disruption.

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

Since enactment of the ACA, there have been numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the TCJA, which was signed by the President on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, will become effective in 2019. According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise. Further, each chamber of the Congress has put forth multiple bills designed to repeal or repeal and replace portions of the ACA. Although none of these measures has been enacted by Congress to date, Congress may consider other legislation to repeal and replace elements of the ACA. The

Congress will likely consider other legislation to replace elements of the ACA, during the next Congressional session. It is possible that repeal and replacement initiatives, if enacted into law, could ultimately result in fewer individuals having health insurance coverage or in individuals having insurance coverage with less generous benefits. While the timing and scope of any potential future legislation to repeal and replace ACA provisions is highly uncertain in many respects, it is also possible that some of the ACA provisions that generally are not favorable for the research-based pharmaceutical industry could also be repealed along with ACA coverage expansion provision. We will continue to evaluate the effect that the ACA and its possible repeal and replacement could have on our business.

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

In addition, the Centers for Medicare & Medicaid Services, or CMS, has proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. On November 30, 2018, CMS announced a proposed rule that would amend the Medicare Advantage and Medicare Part D prescription drug benefit regulations to reduce out of pocket costs for plan enrollees and allow Medicare plans to negotiate lower rates for certain drugs. Among other things, the proposed rule changes would allow Medicare Advantage plans to use pre-authorization (PA) and step therapy (ST) for six protected classes of drugs, with certain exceptions, permit plans to implement PA and ST in Medicare Part B drugs; and change the definition of “negotiated prices” while a definition of “price concession” in the regulations. It is unclear whether these proposed changes will be accepted, and if so, what effect such changes will have on our business. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The Trump Administration has recently represented to the Court of Appeals considering this judgment that it does not oppose the lower court’s ruling. It is unclear how this decision and any subsequent appeals and other efforts to repeal and replace the ACA will impact the ACA and our business. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

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

Specifically, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. For example, on May 11, 2018, the Administration issued a plan to lower drug prices. Under this blueprint for action, the Administration indicated that the Department of Health and Human

Services (HHS) will: take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies; advance biosimilars and generics to boost price competition; evaluate the inclusion of prices in drug makers’ ads to enhance price competition; speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers; avoid excessive pricing by relying more on value-based pricing by expanding outcome-based payments in Medicare and Medicaid; work to give Part D plan sponsors more negotiation power with drug makers; examine which Medicare Part B drugs could be negotiated for a lower price by Part D plans, and improving the design of the Part B Competitive Acquisition Program; update Medicare’s drug-pricing dashboard to increase transparency; prohibit Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance; and require that Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending, and drug price increases. More recently, on January 31, 2019, the HHS Office of Inspector General proposed modifications to the federal Anti-Kickback Statute discount safe harbor for the purpose of reducing the cost of drug products to consumers which, among other things, if finalized, will affect discounts paid by manufacturers to Medicare Part D plans, Medicaid managed care organizations and pharmacy benefit managers working with these organizations.

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

As of May 1, 2019, our directors, executive officers and stockholders who own more than 5% of our outstanding common stock, together with their affiliates and related persons, beneficially owned, in the aggregate, greater than approximately 35% of our outstanding common stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation, sale of all or substantially all of our assets or similar transaction, as well as our management and affairs. The interests of this group of stockholders may not always coincide with our corporate interests or the interest of other stockholders, and they may act in a manner with which you may not agree or that may not be in the best interests of other stockholders. This concentration of voting power may have the effect of delaying, deferring or preventing a change in control of our company on terms that other stockholders may desire and entrenching our management or board or directors.

Our stock price has been and may in the future be volatile, and the market price of our common stock may decline in value in the future.

The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future. During the period from January 1, 2009 to March 31, 2019, our stock price has ranged from a low of $0.70 to a high of $16.87. Market prices for securities of development-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

ITEM 6.	EXHIBITS

10.1	Employment Agreement, dated February 11, 2019, by and between Achillion Pharmaceuticals, Inc. and Brian Di Donato (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2019).

31.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets at March 31, 2019 and December 31, 2018 (unaudited), (ii) Statements of Comprehensive Loss for the three months ended March 31, 2019 and 2018 (unaudited), (iii) Statements of Cash Flows for the three months ended March 31, 2019 and 2018 (unaudited), and (iv) Notes to Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACHILLION PHARMACEUTICALS, INC.

Date: May 9, 2019	/s/ Joseph Truitt
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2019	/s/ Brian Di Donato
Chief Financial Officer
(Principal Financial and Accounting Officer)