Form 10-Q
period 2019-06-30
ACHILLION PHARMACEUTICALS INC
filed 2019-08-08
CIK 1070336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 1, 2019, the registrant had 139,692,908 shares of Common Stock, $0.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Achillion Pharmaceuticals, Inc.

Balance Sheets

(in thousands, except per share amounts)

(unaudited)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$34,876	$49,829
Marketable securities	198,498	221,148
Accounts and other receivables	415	350
Prepaid expenses and other current assets	3,719	4,053

Total current assets	237,508	275,380
Marketable securities	7,931	—
Fixed assets, net	1,458	2,137
Operating lease right of use asset	1,317	—
Other assets	9	189
Restricted cash	152	152

Total assets	$248,375	$277,858

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,590	$2,335
Accrued expenses	10,771	9,363
Current portion of operating lease liability	861	—
Current portion of long-term debt	—	131

Total current liabilities	16,222	11,829
Long-term portion of operating lease liability	510	—
Other long-term liabilities	—	17

Total liabilities	16,732	11,846

Commitments and contingencies (Note 11)
Stockholders’ equity:
Common Stock, $0.001 par value; 300,000 and 200,000 shares authorized at June 30, 2019 and December 31, 2018, respectively; 138,851 and 138,716 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	139	139
Additional paid-in capital	942,522	938,998
Accumulated deficit	(711,311)	(672,926)
Accumulated other comprehensive income (loss)	293	(199)

Total stockholders’ equity	231,643	266,012

Total liabilities and stockholders’ equity	$248,375	$277,858

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Comprehensive Loss

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$—	$—	$—	$—

Operating expenses
Research and development	15,932	11,023	30,750	25,072
General and administrative	5,109	7,463	10,266	13,478
Restructuring charges (Note 4)	—	75	655	1,825

Total operating expenses	21,041	18,561	41,671	40,375

Loss from operations	(21,041)	(18,561)	(41,671)	(40,375)
Other income (expense)
Interest income	1,621	1,370	3,302	2,609
Interest expense	(6)	(8)	(16)	(21)

Net loss	(19,426)	(17,199)	(38,385)	(37,787)

Basic and diluted net loss per share (Note 5)	(0.14)	(0.12)	(0.28)	(0.27)

Total comprehensive loss (Note 9)	$(19,254)	$(16,933)	$(37,893)	$(37,817)

Weighted average number of shares used in computing basic and diluted net loss per share	138,761	138,426	138,739	138,221

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Stockholders’ Equity for the Three and Six Months Ended June 30, 2019 and 2018

(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2017	137,894	$138	$927,420	$(602,654)	$(389)	$324,515
Net loss	—	—	—	(20,588)	—	(20,588)
Other comprehensive loss	—	—	—	—	(296)	(296)
Stock compensation	—	—	2,335	—	—	2,335
Issuance of common stock upon exercise of stock options	446	—	1,304	—	—	1,304
Issuance of common stock under the employee stock purchase plan	—	—	—	—	—	—

Balances at March 31, 2018	138,340	$138	$931,059	$(623,242)	$(685)	$307,270
Net loss	—	—	—	(17,199)	—	(17,199)
Other comprehensive income	—	—	—	—	266	266
Stock compensation	—	—	3,550	—	—	3,550
Issuance of common stock upon exercise of stock options	206	1	569	—	—	570
Issuance of common stock under the employee stock purchase plan	40	—	102	—	—	102

Balances at June 30, 2018	138,586	$139	$935,280	$(640,441)	$(419)	$294,559

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2018	138,716	$139	$938,998	$(672,926)	$(199)	$266,012
Net loss	—	—	—	(18,959)	—	(18,959)
Other comprehensive income	—	—	—	—	320	320
Stock compensation	—	—	1,566	—	—	1,566
Issuance of common stock under the employee stock purchase plan	—	—	—	—	—	—

Balances at March 31, 2019	138,716	$139	$940,564	$(691,885)	$121	$248,939
Net loss	—	—	—	(19,426)	—	(19,426)
Other comprehensive income	—	—	—	—	172	172
Stock compensation	—	—	1,588	—	—	1,588
Issuance of common stock upon exercise of stock options	103	—	291	—	—	291
Issuance of common stock under the employee stock purchase plan	32	—	79	—	—	79

Balances at June 30, 2019	138,851	$139	$942,522	$(711,311)	$293	$231,643

Achillion Pharmaceuticals, Inc.

Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net loss	$(38,385)	$(37,787)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	596	571
Non-cash stock-based compensation	3,154	5,885
Premium on purchases of marketable securities	(87)	(59)
Amortization of (discount) premium on marketable securities	(1,402)	160
Loss on disposal of fixed assets	6	—
Impairment of fixed assets	128	—
Changes in operating assets and liabilities:
Accounts and other receivables	(65)	(258)
Prepaid expenses and other assets	514	(1,040)
Accounts payable	2,293	(3,849)
Operating lease right-of-use asset	572	—
Operating lease liability	(518)	—
Accrued expenses and other liabilities	1,391	(933)

Net cash used in operating activities	(31,803)	(37,310)

Cash flows from investing activities
Purchases of fixed assets	(91)	(352)
Purchases of marketable securities	(111,405)	(124,383)
Proceeds from sale of fixed assets	2	—
Maturities of marketable securities	128,105	151,789

Net cash provided by investing activities	16,611	27,054

Cash flows from financing activities
Proceeds from exercise of stock options	291	1,874
Proceeds from sale of common stock under Employee Stock Purchase Plan	79	102
Payment of deferred financing costs	—	—
Repayments of debt	(131)	(95)

Net cash provided by financing activities	239	1,881

Net decrease in cash and cash equivalents	(14,953)	(8,375)
Cash, cash equivalents and restricted cash, beginning of period	49,981	43,648

Cash, cash equivalents and restricted cash, end of period	$35,028	$35,273

Supplemental disclosure of cash flow information
Cash paid for interest	$17	$21
Supplemental disclosure of non-cash investing activities
Purchases of fixed assets in accounts payable and accrued expenses	$11	$45
Operating lease right-of-use asset and liability (non-cash adoption balances)	$1,889	$—

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Notes to Financial Statements

(in thousands, except per share amounts)

(unaudited)

1. Nature of the Business

Achillion Pharmaceuticals, Inc. (the “Company”) was incorporated on August 17, 1998 in Delaware. The Company is a clinical-stage biopharmaceutical company focused on advancing its oral factor D inhibitors into late-stage development and commercialization. Each of the product candidates in the Company’s factor D portfolio was discovered in the Company’s laboratories and is wholly owned by the Company. The Company is focusing its product development activities on complement-mediated diseases where there are no approved therapies or significant unmet medical needs persist despite existing therapies.

The Company is currently advancing novel orally administered small molecules from its platform that target complement factor D, an essential protein of the alternative pathway. The Company believes that the alternative pathway plays a critical role in a number of disease conditions including the therapeutic areas of hematology, nephrology, ophthalmology and neurology. Initially the Company is targeting paroxysmal nocturnal hemoglobinuria (“PNH”), a blood disorder, and C3 glomerulopathy (“C3G”) and immune complex membranoproliferative glomerulonephritis (“IC-MPGN”), two related rare diseases affecting the kidney. The Company plans to expand its drug development efforts into additional indications where it believes an overactive alternative pathway plays an important role in disease pathogenesis.

The Company incurred net losses of $19,426 and $17,199 for the three months ended June 30, 2019 and 2018, respectively, and $38,385 and $37,787 for the six months ended June 30, 2019 and 2018, respectively. The Company had an accumulated deficit of $711,311 at June 30, 2019. The Company has funded its operations primarily through the sale of equity securities.

Based on the Company’s current development plan, the Company believes that its existing cash, cash equivalents and marketable securities will be sufficient to meet its current projected operating requirements for at least the next 12 months from the issuance of these financial statements. However, the Company’s future capital requirements may change and will depend upon numerous factors, including but not limited to:

•	the scope, progress, results and costs of drug discovery, nonclinical development, laboratory testing and clinical trials for the Company’s product candidates;

•	the Company’s ability to enter into and the terms and timing of any collaborations, licensing or other arrangements that it may establish;

•	the number of future product candidates that the Company pursues and their development requirements;

•	the outcome, timing and costs of seeking regulatory approvals;

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

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of June 30, 2019, and its results of operations for the three and six months ended June 30, 2019 and 2018, stockholders’ equity for the three and six months ended June 30, 2019 and 2018 and cash flows for the six months ended June 30, 2019 and 2018. The balance sheet as of December 31, 2018 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. Interim results are not necessarily indicative of results for a full year.

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and notes thereto.

4. Restructuring Plan

In January 2019 and February 2018, the Company implemented restructuring plans that reduced employee headcount. The restructuring plans were implemented following an initial strategic assessment of the Company’s portfolio and continued evaluation of the Company’s operations to optimize its structure. Further, the Company opened an office in and recently changed its principal address to Blue Bell, Pennsylvania which provides the Company with access to the talent in that geographic area, and it is evaluating and optimizing the location of its functional areas.

In connection with these restructurings, the Company offered individuals whose employment was terminated a severance package that included severance pay, continuation of benefits and outplacement services. Restructuring costs during the three months ended June 30, 2019 and 2018 were $0 and $75, respectively. Restructuring costs during the six months ended June 30, 2019 and 2018 were $655 and $1,825, respectively. Of these amounts, $181 related to non-cash stock-based compensation and the rest are cash payments. The Company has $38 of restructuring costs in accrued expenses which is expected to be paid out in cash within the next 12 months.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss (numerator)	$(19,426)	$(17,199)	$(38,385)	$(37,787)
Weighted-average shares, in thousands (denominator)	138,761	138,426	138,739	138,221
Basic and diluted net loss per share	$(0.14)	$(0.12)	$(0.28)	$(0.27)

Potentially dilutive securities outstanding consists solely of outstanding stock options. The Company had stock options outstanding to purchase 17,347 and 14,240 shares of common stock, respectively, as of June 30, 2019 and 2018, respectively.

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

Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; or

Level 3: Unobservable inputs.

The fair value of the Company’s marketable securities of $206,429 and $221,148 as of June 30, 2019 and December 31, 2018, respectively, is valued based on Level 2 inputs. The Company’s investments consist mainly of U.S. government and agency securities, government-sponsored bond obligations and certain other corporate debt securities. Fair value is determined by taking into consideration valuations obtained from third-party pricing services. The third-party pricing services utilize industry standard valuation models, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; issuer credit spreads; benchmark securities; and other observable inputs. The Company has assessed these as Level 2 within the fair value hierarchy of ASC 820. There were no transfers between levels within the hierarchy during the six months ended June 30, 2019 and 2018. The Company classifies its entire investment portfolio as available for sale as defined in ASC 320, “Debt Securities.” Securities are carried at fair value with the unrealized gains (losses) reported in accumulated other comprehensive income.

The unrealized gain (loss) from marketable securities was $293 and $(199) at June 30, 2019 and December 31, 2018, respectively.

As of June 30, 2019 and December 31, 2018, none of the Company’s investments were determined to be other than temporarily impaired.

The following table summarizes the Company’s investments:

	June 30, 2019				December 31, 2018
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Commercial Paper	$43,605	$82	$—	$43,687	$36,235	$49	$(1)	$36,283
Corporate Debt Securities	135,520	188	—	135,708	159,348	5	(238)	159,115
Government and Agency Securities	27,011	23	—	27,034	25,764	—	(14)	25,750

Total	$206,136	$293	$—	$206,429	$221,347	$54	$(253)	$221,148

7. Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2019	December 31, 2018
Accrued compensation	$3,270	$4,397
Accrued research and development expenses	6,611	3,414
Accrued professional expenses	587	1,049
Other accrued expenses	303	503

Total	$10,771	$9,363

Accrued research and development expenses are comprised of amounts owed to third-party contract research organizations, clinical investigators, laboratories and data managers for research and development work performed on behalf of the Company.

8. Stock-Based Compensation

The Company’s Amended and Restated 2015 Stock Incentive Plan (the “2015 Plan”), is administered by the Company’s Board of Directors and provides for the grant of incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights and other stock-based awards. The Company’s officers, employees, consultants, advisors and directors are eligible to receive awards under the 2015 Plan; however, incentive stock options may only be granted to employees. Stock option awards are exercisable for a period determined by the Company, but in no event longer than ten years from the date of the grant. Stock option awards generally vest as to 25% of the shares underlying the option on the first anniversary of the date of grant and as to 6.25% of the shares underlying the option quarterly thereafter for the following three years, subject to continued service. In May 2018, the Company’s stockholders approved an amendment and restatement of the 2015 Plan which included an 8,200 increase to the number of shares of common stock that may be issued pursuant to the 2015 Plan. There were 7,206 shares available to be granted under the 2015 Plan as of June 30, 2019.

A summary of the status of the Company’s stock option activity for the six months ended June 30, 2019 is presented in the table and narrative below:

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2019	14,950	$5.14
Granted	5,029	2.21
Exercised	(103)	2.84
Forfeited	(888)	3.30
Cancelled	(1,641)	6.22

Outstanding at June 30, 2019	17,347	$4.29

Options exercisable at June 30, 2019	8,002	$6.13

Weighted-average fair value of options granted during the period		$1.55

The Company utilizes the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of assumptions which determine the fair value of the stock-based awards. The assumptions used to value options granted are as follows:

	Six Months Ended
	June 30, 2019	June 30, 2018
Expected term of option	6.0 years	6.0 years
Expected volatility	81%	79% - 80%
Risk free interest rate	1.82% - 2.27%	2.62% - 2.77%
Expected dividend yield	0%	0%

Total compensation expense recorded in the accompanying statements of operations associated with stock option grants made to employees was $1,571 and $3,462 for the three months ended June 30, 2019 and 2018, respectively, and $2,967 and $5,775 for the six months ended June 30, 2019 and 2018, respectively. Total compensation expense recorded in the accompanying statements of operations associated with stock option grants made to consultants was $0 and $72 for the three months ended June 30, 2019 and 2018, respectively, and $154 and $72 for the six months ended June 30, 2019 and 2018, respectively. The Company recorded no tax benefit related to these stock options since the Company currently maintains a full valuation allowance on its deferred tax assets.

As of June 30, 2019, the intrinsic value of the stock options outstanding was $2,580, of which $43 related to vested stock options and $2,537 related to unvested stock options. The intrinsic value of stock options is calculated based on the difference between the exercise prices of the underlying common stock and the quoted stock price of the Company’s common stock as of the reporting date.

As of June 30, 2019, the total compensation cost related to unvested stock options not yet recognized in the financial statements was approximately $13,571, net of estimated forfeitures, and the weighted average period over which this amount is expected to be recognized is 3.0 years.

9. Comprehensive Loss

The Company reports and presents comprehensive income (loss) in accordance with ASC 220, “Comprehensive Income”, which establishes standards for reporting and display of comprehensive income (loss) and its components in a full set of general purpose financial statements. The objective of the statement is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. The Company’s other comprehensive income (loss) arises from net unrealized gains (losses) on marketable securities. The unrealized gain (loss) from marketable securities was $293 and $(199) at June 30, 2019 and December 31, 2018, respectively.

10. Leases

Effective January 1, 2019, the Company adopted ASU No. 2016-02, “Leases (Topic 842)” and the related ASUs that followed (collectively referred to as “Topic 842”). Topic 842 requires the recognition of right of use (“ROU”) lease assets and liabilities by lessees for all leases greater than one year in duration and classified as operating leases under U.S. GAAP.

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

The following table summarizes the Company’s lease obligations as of June 30, 2019:

Year Ending December 31,
Remainder of 2019	$578
2020	467
2021	236
2022	207

Total lease payments	1,488
Less: imputed interest	(117)

Total	$1,371

The following table summarizes the Company’s lease obligations as of December 31, 2018:

Year Ending December 31,
2019	$1,239
2020	551
2021	322
2022	287

Total	$2,399

Expense related to the Company’s operating leases is included in operating expenses and was $303 and $218 for the three months ended June 30, 2019 and 2018, respectively, and $596 and $435 for the six months ended June 30, 2019 and 2018, respectively.

As of June 30, 2019, the carrying value of the ROU assets was $1,317 and is separately stated on the Company’s balance sheet. The related short-term and long-term liabilities as of June 30, 2019 were $861 and $510, respectively.

During the six months ended June 30, 2019 cash paid for operating leases was $518. As of June 30, 2019, the weighted average remaining lease term was 2.1 years and the weighted average incremental borrowing rate was 7.3%.

11. Commitments and Contingencies

From time to time, in the ordinary course of business, the Company may be subject to litigation and regulatory examinations as well as information gathering requests, inquiries and/or investigations. The Company is not currently subject to any matters where it believes there is a reasonable possibility that a material loss may be incurred.

12. Income Taxes

During the three months ended June 30, 2019, the Company updated its review of “ownership changes” through December 31, 2018 as defined under Section 382 of the Internal Revenue Code of 1986, as amended. Based on this review, the Company’s federal net operating loss carryforwards increased by $115,366. This increase was recorded with an offsetting valuation allowance during the three months ended June 30, 2019. The Company’s total federal net operating loss carryforwards were determined to be $541,254.

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

Overview

We are a clinical-stage biopharmaceutical company focused on advancing our oral factor D inhibitors into late-stage development and commercialization. Each of the product candidates in our oral factor D portfolio was discovered in our laboratories and is wholly owned by us. We are focusing our product development activities on complement-mediated diseases where there are no approved therapies or significant unmet medical needs persist despite existing therapies. In our efforts to advance our investigational product candidates into registrational clinical trials and commercialization, we plan to work closely with key stakeholders including patients, regulators, healthcare providers and payors.

The complement system is a part of the human innate immune system and is believed to be comprised of three pathways: the alternative pathway, the lectin pathway and the classical pathway. We are currently advancing novel orally administered small molecules from our platform that target complement factor D, an essential protein of the alternative pathway. We believe that an overactive alternative pathway may play a critical role in a number of disease conditions including the therapeutic areas of hematology, nephrology, ophthalmology and neurology. Initially we are targeting paroxysmal nocturnal hemoglobinuria, or PNH, a rare blood disorder, and C3 glomerulopathy, or C3G, and immune complex membranoproliferative glomerulonephritis, or IC-MPGN, two related rare diseases affecting the kidney. We plan to expand our drug development efforts into additional indications where we believe an overactive alternative pathway plays an important role in disease pathogenesis.

Our first-generation factor D inhibitor, ACH-4471 (newly designated “danicopan”), has demonstrated preliminary clinical proof-of-concept in patients with PNH and C3G and is being evaluated for safety and efficacy in phase II clinical trials in both diseases. In addition to danicopan, we have two potent and specific orally-administered second-generation factor D inhibitors, ACH-5228 and ACH-5548. In July 2019, we completed a phase I multiple ascending dose, or MAD, clinical study outside the U.S. with ACH-5228 in healthy volunteers. We intend to advance ACH-5228 into phase II clinical trials for PNH and potentially other complement-mediated diseases. We have determined not to advance the clinical development of ACH-5548, as we intend to focus our clinical development efforts and capital investment on the development of danicopan and ACH-5228. In addition to developing danicopan and ACH-5228, we are continuing our pre-clinical development efforts for our third-generation oral factor D inhibitors. We intend to nominate a lead third-generation compound with unique pharmacokinetic attributes for advancement into the clinic in the second half of 2020.

We were incorporated on August 17, 1998 in Delaware. Since our inception, we have spent substantial research and development funds to develop our product candidate pipeline and expect to continue to do so for the foreseeable future. We have incurred losses of $19.4 million and $17.2 million for the three months ended June 30, 2019 and 2018, respectively, and $38.4 million and $37.8 million for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, we had an accumulated deficit of $711.3 million. As of June 30, 2019, we had $241.3 million in cash, cash equivalents and marketable securities and $152,000 of restricted cash.

We have funded our operations primarily through proceeds from the sale of equity securities. Through June 30, 2019, we have received approximately $932.4 million in aggregate gross proceeds from stock issuances, including convertible preferred stock, our initial public offering, private placements of our common stock, registered offerings of our common stock and an equity investment by a former collaboration partner.

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

Our Complement Factor D Program

The following is a summary of our product development programs:

Our objective is to become a leading biopharmaceutical company by discovering, developing and commercializing small molecule therapies that specifically target the complement system to treat complement mediated disease. Specifically, our near-term strategy includes the following efforts:

•

Advance danicopan, the first oral product candidate to inhibit factor D within the alternative pathway, into late-stage clinical development in PNH patients who are sub-optimal responders to currently available therapies. We are conducting a phase II clinical trial of danicopan for PNH in combination with eculizumab in patients who are sub-optimal responders to eculizumab, a complement 5, or C5, inhibitor that is approved as a monotherapy for PNH and marketed by a third party. We have enrolled 12 patients in this trial. Interim-data from this phase II combination trial was presented at the New Era of Aplastic Anemia and Paroxysmal Nocturnal Hemoglobinuria meeting in Napoli, Italy in May 2019. These phase II interim data demonstrated that danicopan, when added to the standard-of-care C5 inhibitor, had clinically meaningful improvements in laboratory parameters of PNH including hemoglobin, reticulocyte counts, and bilirubin, as well as meaningful improvements in health-related quality of life FACIT-fatigue scores relative to baseline scores of eculizumab. The addition of danicopan nearly eliminated the patients’ needs for blood transfusions in this study. We believe these data reinforce our hypothesis that if the alternative pathway is adequately inhibited, then patient benefit can be achieved in fundamentally different ways than has been seen with C5 inhibitors alone. We believe this is an unmet medical need and a market segment we plan to pursue. Dosing with ULTOMIRIS™ (ravulizumab) has been initiated in the extension study in combination with danicopan. In the fourth quarter of 2019, we plan to discuss with regulators the design and initiation of a phase III registrational clinical trial of danicopan in combination with approved C5 inhibitors which we plan to initiate in early 2020.

In December 2018, we completed a phase II clinical trial evaluating danicopan as a monotherapy in 10 patients with PNH and announced the top-line data. Seven of the 10 patients from the trial are continuing to receive danicopan in a long-term extension study. We intend to convert these PNH monotherapy extension study patients from danicopan to ACH-5228, subject to regulatory approval, beginning in the first quarter of 2020, in order to evaluate the safety and efficacy of ACH-5228 in PNH patients in the absence of a C5 inhibitor.

•

Advance danicopan into late-stage clinical development in C3G/IC-MPGN. As of August 1, 2019, we have enrolled a total of 32 patients in two proof of concept trials of danicopan: a 6-month double-blind, placebo-controlled trial in C3G (13 patients) and a 12-month single-arm open-label trial in C3G/IC-MPGN (19 patients). Our goal is to analyze the interim data from patients enrolled in these two phase II clinical trials together with historic real-world data on C3G patients and meet with regulators to discuss the potential path to move forward into late-stage clinical development in C3G/IC-MPGN. If the data is supportive of moving into a phase III program, we plan to present the data to the FDA in an end of phase II clinical trial meeting in 2020.

•

Advance ACH-5228, our second-generation factor D compound for oral systemic administration, to treat PNH and other complement mediated diseases. We have completed a phase I, single-ascending dose clinical study in healthy volunteers for ACH-5228 and have observed superior potency and pharmacokinetics compared to danicopan. In July 2019, we completed a phase I multiple ascending dose, or MAD, clinical study with ACH-5228 in healthy volunteers. The results from the phase I MAD study demonstrated that ACH-5228, when dosed 120 mg twice a day or higher, achieved near complete and sustained alternative pathway inhibition with a mean value of >95% at steady state concentrations as measured by alternative pathway hemolysis and alternative pathway Wieslab assays. In the MAD study, ACH-5228 was generally well tolerated over the dose ranges tested, which included the doses expected to be evaluated in phase II clinical trials. Additional nonclinical studies are ongoing. We intend to submit an investigational new drug, or IND, application, for ACH-5228 to the FDA in the fourth quarter of 2019.

We believe that successful development of a second-generation factor D inhibitor has the potential to be transformative both for patients and our company and to deliver on the promise of alternative pathway inhibition across a wide spectrum of diseases.

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

Financial Operations Overview

Revenue

During the three and six months ended June 30, 2019 and 2018 we did not recognize any revenue.

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

All costs associated with internal research and development, and research and development services for which we have externally contracted, are expensed as incurred. Our research and development expenses for the six months ended June 30, 2019 and 2018 were as follows:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Clinical candidate direct external costs:
Danicopan (ACH-4471)	$12,979	$10,001
ACH-5228	5,663	1,648
Other factor D inhibitors (oral and intravitreal)	1,868	2,374
Other	152	94

Total direct external costs	20,662	14,117
Internal personnel costs	6,146	6,986
Non-cash stock-based compensation	1,111	1,452

Sub-total direct costs	27,919	22,555
Indirect costs and overhead (1)	2,906	2,642
Research and development tax credit	(75)	(125)

Total research and development	$30,750	$25,072

(1)	Certain prior period amounts have been reclassified for comparability with the current period presentation. Comprehensive loss and shareholders’ equity were not changed.

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

Critical Accounting Policies and Estimates

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our critical accounting estimates is included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in our Annual Report on Form 10-K for the year ended December 31, 2018. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a significant impact on our financial results. During the first six months of 2019, there were no significant changes in our estimates or our critical accounting policies.

Results of Operations

Results of operations may vary from period to period depending on numerous factors, including the progress of our research and development projects, technological advances and determinations as to the commercial potential of proposed products as well as the timing of payments received under collaborations, strategic alliances, joint ventures or financings, if any.

Comparison of Three and Six Months Ended June 30, 2019 and 2018

Revenues

During the three and six months ended June 30, 2019 and 2018 we did not recognize any revenue.

Comparison of Three and Six Months Ended June 30, 2019 and 2018

Research and Development Expenses. Research and development expenses, exclusive of restructuring charges, were $15.9 million and $11.0 million for the three months ended June 30, 2019 and 2018, respectively, and $30.8 million and $25.1 million for the six months ended June 30, 2019 and 2018, respectively. The increase for the three and six months ended June 30, 2019 was primarily due to increased clinical trial costs related to danicopan and ACH-5228, combined with increased manufacturing and formulation costs related to ACH-5228 and ACH-5548. These amounts were partially offset by decreased discovery research costs. We expect research and development expenses will increase somewhat during the second half of the year primarily due to increased spending on manufacturing and formulation costs related to ACH-5228. Research and development expenses for the three and six months ended June 30, 2019 and 2018 were comprised as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	(in thousands)
	2019	2018	Change	% Change	2019	2018	Change	% Change
Personnel costs	$3,053	$3,174	$(121)	(4)%	$6,146	$6,987	$(841)	(12)%
Stock-based compensation	641	743	(102)	(14)%	1,111	1,452	(341)	(23)%
Outsourced research and supplies	9,896	4,884	5,012	103%	18,552	11,852	6,700	57%
Professional and consulting fees	922	1,019	(97)	(10)%	2,342	2,519	(177)	(7)%
Facilities costs	1,002	939	63	7%	2,034	1,898	136	7%
Travel and other costs	453	324	129	40%	640	489	151	31%
Research and development tax credit	(35)	(60)	25	(42)%	(75)	(125)	50	(40)%

Total	$15,932	$11,023	$4,909	45%	$30,750	$25,072	$5,678	(23)%

General and Administrative Expenses. General and administrative expenses, exclusive of restructuring charges, were $5.1 million and $7.5 million for the three months ended June 30, 2019 and 2018, respectively, and $10.3 million and $13.5 million for the six months ended June 30, 2019 and 2018, respectively. The decrease for the three and six months ended June 30, 2019 was primarily due to decreased personnel costs and non-cash stock-based compensation charges related to the transition of our former chief executive officer. We expect general and administrative expenses to increase somewhat in the second half of the year as compared with the first half of the year. General and administrative expenses for the three and six months ended June 30, 2019 and 2018 were comprised as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	(in thousands)
	2019	2018	Change	% Change	2019	2018	Change	% Change
Personnel costs	$1,569	$2,462	$(893)	(36)%	$3,297	$4,218	$(921)	(22)%
Stock-based compensation	947	2,806	(1,859)	(66)%	2,043	4,252	(2,209)	(52)%
Professional and consulting fees	1,667	1,301	366	28%	2,994	3,191	(197)	(6)%
Facilities costs	460	357	103	29%	1,007	752	255	34%
Travel and other costs	46	537	(71)	(13)%	925	1,065	(140)	13%

Total	$5,109	$7,463	$(2,354)	321%	$10,266	$13,478	$(3,212)	(24)%

Restructuring Charges. We incurred restructuring charges of $0 and $75,000 during the three months ended June 30, 2019 and 2018, respectively, and $0.7 million and $1.8 million during the six months ended June 30, 2019 and 2018, respectively. These charges consist primarily of employee severance payments, continuation of benefits and outplacement services resulting from the implementation of our restructuring plans in January 2019 and February 2018 which reduced employee headcount.

Other Income (Expense). Interest income was $1.6 million and $1.4 million for the three months ended June 30, 2019 and 2018, respectively. The $0.2 million, or 14%, increase was primarily due to a greater return on investments during the three months ended June 30, 2019. Interest expense was $6,000 and $8,000 for the three months ended June 30, 2019 and 2018, respectively.

Interest income was $3.3 million and $2.6 million for the six months ended June 30, 2019 and 2018, respectively. The $0.7 million, or 26%, increase was primarily due to a greater return on investments during the six months ended June 30, 2019. Interest expense was $16,000 and $21,000 for the six months ended June 30, 2019 and 2018, respectively.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through proceeds from the sale of equity securities. Through June 30, 2019, we have received approximately $932.4 million in aggregate gross proceeds from stock issuances, including convertible preferred stock, our initial public offering, private placements of our common stock, registered offerings of our common stock and an equity investment by a former collaboration partner. We had $241.3 million and $271.0 million in cash, cash equivalents and marketable securities as of June 30, 2019 and December 31, 2018, respectively, and $152,000 of restricted cash as of June 30, 2019 and December 31, 2018, respectively. We regularly review our investments and monitor the financial markets. As of June 30, 2019, our cash, cash equivalents and marketable securities included short-term financial instruments, primarily money market funds, government sponsored bond obligations and other investment grade corporate debt securities.

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

Operating Activities

Cash used in operating activities was $31.8 million for the six months ended June 30, 2019 and was primarily attributable to our $38.4 million net loss, partially offset by $3.2 million in non-cash stock-based compensation and a $2.3 million increase in accounts payable. Cash used in operating activities was $37.3 million for the six months ended June 30, 2018 and was primarily attributable to our $37.8 million net loss, combined with a $3.9 million decrease in accounts payable and a $1.0 million increase in prepaid expenses. This amount was partially offset by $5.9 million in non-cash stock-based compensation.

Investing Activities

Cash provided by investing activities was $16.6 million for the six months ended June 30, 2019 and was primarily attributable to $128.1 million in maturities of marketable securities, partially offset by $111.4 million in purchases of marketable securities. Cash provided by investing activities was $27.1 million for the six months ended June 30, 2018 and was primarily attributable to $151.8 million in maturities of marketable securities, partially offset by $124.4 million in purchases of marketable securities.

Financing Activities

Cash provided by financing activities was $0.2 million for the six months ended June 30, 2019 and was primarily attributable to proceeds from the exercise of stock options. Cash provided by financing activities was $1.9 million for the six months ended June 30, 2018 and was primarily attributable to proceeds from the exercise of stock options.

Our product development programs and the potential commercialization of our product candidates, if any, will require substantial additional cash to fund expenses. As a result, we will need to raise additional funds prior to, among other things, being able to complete the development of any of our product candidates, obtain regulatory approvals, market any of our product candidates, fund operating losses, and if deemed appropriate, establish manufacturing and sales and marketing capabilities. For some of our product candidates, we may collaborate with third-party pharmaceutical and biotechnology companies for the development and potential commercialization of our product candidates, or we will seek to raise funds through public or private equity or debt financings or other sources of financing. There can be no assurance that we will be able to enter into third-party collaborations, or that funds will be available on terms favorable to us, if at all. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our current projected operating requirements for at least the next 12 months from the issuance date of the financial statements included in this Quarterly Report on Form 10-Q. However, our future capital requirements may change and will depend upon numerous factors, including but not limited to:

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2019.

Recently Issued Accounting Standards

For a discussion of the recent accounting pronouncements relevant to our business operations, see Note 2, “Recent Accounting Pronouncements” under “Part I, Item 1. Financial Statements.”

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. Our exposure to market risk is confined to our cash, cash equivalents and marketable securities. We regularly review our investments and monitor the financial markets. We invest primarily in short-term investment grade financial instruments, money market funds, U.S. government and agency securities, government-sponsored bond obligations and certain other corporate debt securities, with the effective duration of the portfolio less than 12 months and no security with an effective duration in excess of 24 months. We currently do not hedge interest rate exposure. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we believe we are subject to minimal interest rate risk and do not believe that an increase in market rates would have a material negative impact on the value of our portfolio. We do not believe that we have any material exposure to interest rate risk or changes in credit ratings arising from our investments.

Capital Market Risk. We currently have no product revenues and depend on funds raised through other sources. One source of funding is through future debt or equity offerings. Our ability to raise funds in this manner depends upon, among other things, capital market forces affecting our stock price, and on the state of the capital markets generally.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The success of our complement inhibitor platform, will depend on several factors, including the following:

•	our ability to complete investigational new drug, or IND, -enabling studies and successfully submit INDs or comparable applications;

•	initiation, successful enrollment and completion of clinical trials;

•

nonclinical and clinical safety, tolerability and efficacy profiles that are satisfactory to the U.S. Food and Drug Administration, or FDA, or any comparable foreign regulatory authority for clinical trials and marketing approval;

•	interpretations of data by the FDA and similar foreign regulatory agencies which may differ from our interpretation of data;

•	timely receipt of marketing approvals from applicable regulatory authorities;

•	the performance of any future collaborators;

•	the extent of any required post-marketing approval commitments to applicable regulatory authorities;

•	establishment of supply arrangements with third party raw materials suppliers and manufacturers;

•	establishment of arrangements with third party manufacturers to obtain finished drug products that are appropriately packaged for sale;

•	obtaining and maintaining patent, trade secret protection and regulatory exclusivity, both in the United States and internationally;

•	protection of our rights in our intellectual property portfolio;

•	successful commercial launch following any marketing approval;

•	a continued acceptable safety profile following any marketing approval; and

•	commercial acceptance of our products or those of our collaborators, if and when approved, by patients, the medical community and third-party payors.

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

Results of preclinical studies and early clinical trials may not be positive and may not be predictive of results of future clinical trials.

The outcome of preclinical studies and early clinical trials may not be positive and may not predictive of the success of later clinical trials, and interim results of clinical trials do not necessarily predict success in future clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier development, and we cannot be certain that we will not face similar setbacks. For example, we intend to submit an IND application for ACH-5228 to the FDA in the fourth quarter of 2019. However, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin for ACH-5228 or any other product candidate for which we submit an IND to the FDA, or that, once begun, issues will not arise that suspend or terminate clinical trials for such product candidates. In addition, the design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. In addition, changes to formulations of product candidates may result in delays and requirements for additional clinical testing. We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses. Many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for the product candidates. Even if we, or any future collaborators, believe that the results of clinical trials for our product candidates warrant marketing approval, the FDA or comparable foreign regulatory authorities may disagree and may not grant marketing approval of our product candidates.

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

Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable product candidates. For example, we are currently focusing our efforts on developing ACH-4471 (newly designated “danicopan”) in phase II clinical trials for PNH, C3G, and IC-MPGN, and ACH-5228 is currently in phase I clinical development. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to the product candidate.

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

•	clinical sites and investigators deviating from trial protocol, failing to conduct the trial in accordance with regulatory requirements, or dropping out of a trial;

•	slow patient enrollment, particularly in rare diseases being studied;

•	competition with other sponsors for patients;

•	delay or failure in having patients complete a trial or return for post-treatment follow-up;

•	disruption of clinical supply or clinical operations at our clinical trial sites;

•	adverse medical events or side effects in treated patients, and the threat of legal claims and litigation alleging injuries;

•	lack of effectiveness or safety of the product candidate being tested;

•	negative or inconclusive results from our clinical trials or the clinical trials of others for product candidates similar to ours;

•	adverse findings in nonclinical studies; and

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

Other adverse events may occur. In our phase I multiple ascending dose study of danicopan in healthy volunteers, two cases of self-limited, alanine aminotransferase, or ALT, elevations (Grade 3 and 4) were observed post-treatment in the two highest dose groups, with neither subject exhibiting signs or symptoms of liver decompensation. Both subjects’ ALT levels normalized without intervention during follow up. Further, no treatment-associated fever or infections were observed. ALT is a liver enzyme measure to see whether a liver is damaged or diseased. We have also seen a serious adverse event of elevated liver enzymes in a patient in our PNH monotherapy program which resolved without intervention when the patient was discontinued from danicopan treatment. There is a risk that increases in ALT will be seen more frequently as more patients are enrolled in our clinical trials and dosed with danicopan. To date, danicopan has been dosed in few patients and for limited durations, the longest being approximately 29 months, and there is a risk that in longer dosing durations planned for our clinical trials, patients may experience increases in ALT or other adverse events. There is also a risk that doses of danicopan which we believe can be safely administered to patients may not be effective in treating complement mediated diseases such as PNH or C3G.

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

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we, or any future collaborators, may develop. Our competitors also may obtain FDA or other marketing approval for their products before we, or any future collaborators, are able to obtain approval for ours, which could result in our competitors establishing a strong market position before we, or any future collaborators, are able to enter the market. Many of our existing and potential future competitors have significantly greater financial resources and expertise in research and development, manufacturing, nonclinical testing, conducting clinical trials, obtaining marketing approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

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

We have incurred significant annual net operating losses since our inception. We expect to continue to incur significant and accumulating net operating losses for at least the next several years. Our net losses were $38.4 million and $37.8 million for the six months ended June 30, 2019 and 2018, respectively. We had an accumulated deficit of $711.3 million at June 30, 2019. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We are currently only in the phase II clinical testing stage for our most advanced product candidate under our complement inhibitor platform and expect that it will be many years, if ever, before we have a product candidate ready for commercialization.

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

We anticipate that our expenses will increase substantially if and as we:

•	continue clinical development efforts for our factor D inhibitor product candidates, including danicopan and ACH-5228;

•	seek regulatory and marketing approvals for our product candidates that successfully complete clinical trials, if any;

•	establish sales, marketing, distribution and other commercial infrastructure to commercialize various products for which we may obtain marketing approval, if any;

•	contract for the manufacture of larger quantities of product candidates for clinical development and potentially commercialization;

•	maintain, expand and protect our intellectual property portfolio; and

•	hire and retain additional personnel, such as clinical, quality control and regulatory personnel.

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

We believe that our existing cash, cash equivalents and marketable securities as of June 30, 2019, will enable us to fund our current projected operating requirements for at least the next 12 months from the issuance date of the financial statements included in this Quarterly Report on Form 10-Q. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a company undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change taxable income or taxes may be limited. Changes in our stock ownership, some of which are outside of our control, may have resulted or could in the future result in an ownership change. For example, we completed a review of our changes in ownership through December 31, 2018 and determined that we had three ownership changes since inception. The changes of ownership resulted in net operating loss and research and development credit carryforwards expiring unutilized. If additional limitations were to apply, utilization of a portion of our net operating loss and tax credit carryforwards could be further limited in future periods and a portion of the carryforwards could expire before being available to reduce future income tax liabilities.

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

The U.S. Supreme Court has issued opinions in patent cases in the last few years that many consider may weaken patent protection in the United States, either by narrowing the scope of patent protection available in certain circumstances, holding that certain kinds of innovations are not patentable or generally otherwise making it easier to invalidate patents in court. Additionally, there have been recent proposals for additional changes to the patent laws of the United States and other countries that, if adopted, could impact our ability to obtain patent protection for our proprietary technology or our ability to enforce our proprietary technology. Depending on future actions by the U.S. Congress, the U.S. courts, the U.S. PTO and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

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

Because our complement inhibitor candidates are small molecules, after commercialization they will be subject in the United States to the patent litigation process of the Hatch Waxman Act, which allows a generic company to submit an Abbreviated New Drug Application, or ANDA, to the FDA to obtain approval to sell our drug using bioequivalence data only. Under the Hatch Waxman Act, we will have the opportunity to list all of our patents that cover our drug product or its method of use in the FDA’s compendium of “Approved Drug Products with Therapeutic Equivalence Evaluation,” sometimes referred to as the FDA’s Orange Book. A generic company can only submit an ANDA to the FDA four years after our drug approval because our drug products will be deemed new chemical entities. The submission of the ANDA by a generic company is considered a technical act of patent infringement. The generic company can certify that it will wait until the natural expiration date of our listed patents to sell a generic version of our product or can certify that one or more of our listed patents are invalid, unenforceable, or not infringed. If the latter, we will have 45 days to bring a patent infringement lawsuit against the generic company. This will initiate a challenge to one or more of our Orange Book listed patents based on arguments from the generic company that either our patent is invalid, unenforceable or not infringed. Under the Hatch Waxman Act, if a lawsuit is brought, the FDA is prevented from issuing a final approval on the generic drug until the earlier of seven-and-a-half years from our drug approval or a final decision of a court holding that our asserted patent claims are invalid, unenforceable or not infringed. If we do not properly list our relevant patents in the Orange Book, or timely file a lawsuit in response to a certification from a generic company under an ANDA, or if we do not prevail in the resulting patent litigation, we can lose our proprietary market, which can rapidly become generic. Further, even if we do correctly list our relevant patents in the Orange Book, bring a lawsuit in a timely manner and prevail in that lawsuit, it may be at a very significant cost to us of attorneys’ fees and employee time and distraction over a long period. Further, it is common for more than one generic company to try to sell an innovator drug at the same time, and so we may be faced with the cost and distraction of multiple lawsuits. We may also determine it is necessary to settle the lawsuit in a manner that allows the generic company to enter our market prior to the expiration of our patent or otherwise in a manner that adversely affects the strength, validity or enforceability of our patent.

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

In addition, in November 2015, members of the World Trade Organization, or the WTO, which administers TRIPS, voted to extend the exemption against enforcing pharmaceutical drug patents in least developed countries until 2033. We currently have no patent applications filed in least developed countries, and our current intent is not to file in these countries in the future, at least in part due to this WTO pharmaceutical patent exemption.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to be paid to the U.S. PTO and various governmental patent agencies outside of the United States in several stages over the lifetime of the patents and/or applications. We have systems in place to remind us to pay these fees, and we employ an outside firm and rely on our outside counsel to pay these fees due to non-U.S. patent agencies. We employ reputable law firms and other professionals to help us comply, and in many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to enter the market and this circumstance would have a material adverse effect on our business.

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

Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The Trump administration thereafter represented to the Court of Appeals considering this judgment that it does not oppose the lower court’s ruling. On July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case. In those arguments, the Trump administration argued in support of upholding the lower court decision. It is unclear how this decision and any subsequent appeals and other efforts to repeal and replace the ACA will impact the ACA and our business. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

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

As of August 1, 2019, our directors, executive officers and stockholders who own more than 5% of our outstanding common stock, together with their affiliates and related persons, beneficially owned, in the aggregate, greater than approximately 40% of our outstanding common stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation, sale of all or substantially all of our assets or similar transaction, as well as our management and affairs. The interests of this group of stockholders may not always coincide with our corporate interests or the interest of other stockholders, and they may act in a manner with which you may not agree or that may not be in the best interests of other stockholders. This concentration of voting power may have the effect of delaying, deferring or preventing a change in control of our company on terms that other stockholders may desire and entrenching our management or board or directors.

Our stock price has been and may in the future be volatile, and the market price of our common stock may decline in value in the future.

The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future. During the period from January 1, 2009 to June 30, 2019, our stock price has ranged from a low of $0.70 to a high of $16.87. Market prices for securities of development-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

We are a “smaller reporting company”, and the reduced disclosure requirements applicable to smaller reporting companies may make our common stock less attractive to investors.

As a smaller reporting company, we are permitted to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not smaller reporting companies. These exemptions include:

•

being permitted to provide only two years of audited financial statements in our annual report on Form 10-K, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;

•	reduced disclosure obligations regarding executive compensation;

•	not being required to furnish a contractual obligations table in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; and

•	not being required to furnish a stock performance graph in our annual report.

We cannot predict whether investors will find our common stock less attractive as a result of our reliance on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit

3.1	Amended and Restated Certificate of Incorporation of Achillion Pharmaceuticals, Inc., as amended.

31.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

Attached as Exhibit 101 to this Form 10-Q are the following formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets at June 30, 2019 (unaudited) and December 31, 2018, (ii) Statements of Comprehensive Loss for the three and six months ended June 30, 2019 and 2018 (unaudited), (iii) Statements of Stockholders’ Equity for the three and six months ended June 30, 2019 and 2018, (iv) Statements of Cash Flows for the six months ended June 30, 2019 and 2018 (unaudited), and (v) Notes to Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACHILLION PHARMACEUTICALS, INC.

Dated: August 8, 2019	/s/ Joseph Truitt
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 8, 2019	/s/ Brian Di Donato
Chief Financial Officer
(Principal Financial and Accounting Officer)