Form 10-Q
period 2019-09-30
ACHILLION PHARMACEUTICALS INC
filed 2019-11-07
CIK 1070336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 1, 2019, the registrant had 140,046,647 shares of Common Stock, $0.001 par value per sharesull, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Achillion Pharmaceuticals, Inc.

Balance Sheets

(in thousands, except per share amounts)

(unaudited)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$43,567	$49,829
Marketable securities	110,121	221,148
Restricted cash	152	—
Accounts and other receivables	236	350
Prepaid expenses and other current assets	3,764	4,053
Total current assets	157,840	275,380
Marketable securities	75,274	—
Fixed assets, net	949	2,137
Operating lease right of use asset	2,265	—
Other assets	14	189
Restricted cash	—	152
Total assets	$236,342	$277,858
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,144	$2,335
Accrued expenses	13,710	9,363
Current portion of operating lease liability	754	—
Current portion of long-term debt	—	131
Total current liabilities	17,608	11,829
Long-term portion of operating lease liability	1,518	—
Other long-term liabilities	—	17
Total liabilities	19,126	11,846
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common Stock, $0.001 par value; 300,000 and 200,000 shares authorized at September 30, 2019 and December 31, 2018, respectively; 139,891 and 138,716 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	140	139
Additional paid-in capital	947,747	938,998
Accumulated deficit	(730,894)	(672,926)
Accumulated other comprehensive income (loss)	223	(199)
Total stockholders’ equity	217,216	266,012
Total liabilities and stockholders’ equity	$236,342	$277,858

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Comprehensive Loss

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$—	$—	$—	$—
Operating expenses
Research and development	14,993	12,842	45,744	37,915
General and administrative	6,061	4,447	16,326	17,924
Restructuring charges (Note 4)	—	75	655	1,900
Total operating expenses	21,054	17,364	62,725	57,739
Loss from operations	(21,054)	(17,364)	(62,725)	(57,739)
Other income (expense)
Interest income	1,473	1,484	4,775	4,093
Interest expense	(2)	(4)	(18)	(25)
Net loss	(19,583)	(15,884)	(57,968)	(53,671)
Basic and diluted net loss per share (Note 5)	(0.14)	(0.12)	(0.42)	(0.39)
Total comprehensive loss (Note 9)	$(19,653)	$(15,673)	$(57,546)	$(53,490)
Weighted average number of shares used in computing basic and diluted net loss per share	139,589	138,586	139,025	138,344

The accompanying notes are an integral part of these financial statements.

Achillion Pharmaceuticals, Inc.

Statements of Stockholders’ Equity for the Three and Nine Months Ended September 30, 2019 and 2018

(in thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances at December 31, 2017	137,894	$138	$927,420	$(602,654)	$(389)	$324,515
Net loss	—	—	—	(20,588)	—	(20,588)
Other comprehensive loss	—	—	—	—	(296)	(296)
Stock compensation	—	—	2,335	—	—	2,335
Issuance of common stock upon exercise of stock options	446	—	1,304	—	—	1,304
Balances at March 31, 2018	138,340	$138	$931,059	$(623,242)	$(685)	$307,270
Net loss	—	—	—	(17,199)	—	(17,199)
Other comprehensive income	—	—	—	—	266	266
Stock compensation	—	—	3,550	—	—	3,550
Issuance of common stock upon exercise of stock options	206	1	569	—	—	570
Issuance of common stock under the employee stock purchase plan	40	—	102	—	—	102
Balances at June 30, 2018	138,586	$139	$935,280	$(640,441)	$(419)	$294,559
Net loss	—	—	—	(15,884)	—	(15,884)
Other comprehensive income	—	—	—	—	211	211
Stock compensation	—	—	1,611	—	—	1,611
Issuance of common stock upon exercise of stock options	3	—	9	—	—	9
Balances at September 30, 2018	138,589	$139	$936,900	$(656,325)	$(208)	$280,506

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances at December 31, 2018	138,716	$139	$938,998	$(672,926)	$(199)	$266,012
Net loss	—	—	—	(18,959)	—	(18,959)
Other comprehensive income	—	—	—	—	320	320
Stock compensation	—	—	1,566	—	—	1,566
Balances at March 31, 2019	138,716	$139	$940,564	$(691,885)	$121	$248,939
Net loss	—	—	—	(19,426)	—	(19,426)
Other comprehensive income	—	—	—	—	172	172
Stock compensation	—	—	1,588	—	—	1,588
Issuance of common stock upon exercise of stock options	103	—	291	—	—	291
Issuance of common stock under the employee stock purchase plan	32	—	79	—	—	79
Balances at June 30, 2019	138,851	$139	$942,522	$(711,311)	$293	$231,643
Net loss	—	—	—	(19,583)	—	(19,583)
Other comprehensive loss	—	—	—	—	(70)	(70)
Stock compensation	—	—	1,707	—	—	1,707
Issuance of common stock upon exercise of stock options	1,040	1	3,518	—	—	3,519
Balances at September 30, 2019	139,891	$140	$947,747	$(730,894)	$223	$217,216

Achillion Pharmaceuticals, Inc.

Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(57,968)	$(53,671)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	868	858
Non-cash stock-based compensation	4,861	7,496
Premium on purchases of marketable securities	(378)	(59)
Amortization of (discount) premium on marketable securities	(1,875)	(166)
Loss on disposal of fixed assets	381	—
Impairment of fixed assets	128	—
Changes in operating assets and liabilities:
Accounts and other receivables	114	(22)
Prepaid expenses and other assets	464	(477)
Accounts payable	815	(3,630)
Operating lease right-of-use asset	790	—
Operating lease liability	(783)	—
Accrued expenses	4,327	(590)
Other liabilities	(17)	(49)
Net cash used in operating activities	(48,273)	(50,310)
Cash flows from investing activities
Purchases of fixed assets	(177)	(468)
Purchases of marketable securities	(188,727)	(173,029)
Proceeds from sale of fixed assets	2	—
Maturities of marketable securities	227,155	214,749
Net cash provided by investing activities	38,253	41,252
Cash flows from financing activities
Proceeds from exercise of stock options	3,810	1,883
Proceeds from sale of common stock under Employee Stock Purchase Plan	79	102
Repayments of debt	(131)	(132)
Net cash provided by financing activities	3,758	1,853
Net decrease in cash and cash equivalents	(6,262)	(7,205)
Cash, cash equivalents and restricted cash, beginning of period	49,981	43,648
Cash, cash equivalents and restricted cash, end of period	$43,719	$36,443
Supplemental disclosure of cash flow information
Cash paid for interest	$18	$26
Supplemental disclosure of non-cash activities
Purchases of fixed assets in accounts payable and accrued expenses	$11	$11
Operating lease right-of-use asset and liability (non-cash adoption balances)	$1,889	$—
Noncash change in right of use asset and liability from remeasurement of existing leases and addition of new lease	$1,166	$—

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

The Company incurred net losses of $19,583 and $15,884 for the three months ended September 30, 2019 and 2018, respectively, and $57,968 and $53,671 for the nine months ended September 30, 2019 and 2018, respectively. The Company had an accumulated deficit of $730,894 at September 30, 2019. The Company has funded its operations primarily through the sale of equity securities.

On October 15, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Alexion Pharmaceuticals, Inc., a Delaware corporation (“Alexion”) and Beagle Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Alexion (“Merger Sub”), pursuant to which, among other things and subject to the satisfaction or waiver of specified conditions, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a direct wholly owned subsidiary of Alexion. The Company expects to complete the Merger in the first half of 2020. However, the exact timing of completion of the Merger is subject to closing conditions specified in the Merger Agreement, many of which are outside of the Company’s control.

Based on the Company’s current development plan, whether the proposed Merger is consummated or not, the Company believes that its existing cash, cash equivalents and marketable securities will be sufficient to meet its current projected operating requirements for at least the next 12 months from the issuance of these financial statements. However, the Company’s future capital requirements may change and will depend upon numerous factors, including but not limited to:

•	changes in the likelihood or timing of the consummation of the proposed Merger;
•	the scope, progress, results and costs of drug discovery, nonclinical development, laboratory testing and clinical trials for the Company’s product candidates;
•	the Company’s ability to enter into and the terms and timing of any collaborations, licensing or other arrangements that it may establish;
•	the number of future product candidates that the Company pursues and their development requirements;
•	the outcome, timing and costs of seeking regulatory approvals;
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
•

2. Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02 “Leases—Topic 842” (“ASU No. 2016-02”). ASU No. 2016-02 requires the recognition of lease assets and lease liabilities by lessees for all leases greater than one year in duration and classified as operating leases under United States generally accepted accounting principles (“U.S. GAAP”). ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, and for interim periods within those fiscal years. In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases” (“ASU No. 2018-10”), and ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements” (“ASU No. 2018-11”), both of which clarify and enhance the certain amendments made in ASU No. 2016-02 and were adopted in conjunction with ASU No. 2016-02. The Company adopted Topic 842 as of January 1, 2019 under the modified retrospective transition and elected the package of practical expedients. The Company determined that its operating lease commitments were subject to the new standard and recognized a $1,900 right-of-use asset and a $1,900 operating lease liability upon its adoption of ASU No. 2016-02.

In August 2018, FASB issued ASU No. 2018-13, “Fair Value Measurement (Subtopic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU No. 2018-13”) which modifies the disclosure requirements on fair value measurements. The amendments related to changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. ASU No. 2018-13 is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. The Company does not believe ASU No. 2018-13 will have a material effect on its financial position and results of operations.

3. Basis of Presentation

The accompanying unaudited financial statements of the Company should be read in conjunction with the audited financial statements and notes as of and for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 7, 2019. The accompanying financial statements have been prepared in accordance with U.S. GAAP for interim financial information, in accordance with the instructions to Form 10-Q and the guidance in Article 10 of Regulation S-X. Accordingly, since they are interim financial statements, the accompanying financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements.

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2019, and its results of operations for the three and nine months ended September 30, 2019 and 2018, stockholders’ equity for the three and nine months ended September 30, 2019 and 2018 and cash flows for the nine months ended September 30, 2019 and 2018. The balance sheet as of December 31, 2018 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. Interim results are not necessarily indicative of results for a full year.

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

In connection with these restructurings, the Company offered individuals whose employment was terminated a severance package that included severance pay, continuation of benefits and outplacement services. Restructuring costs during the three months ended September 30, 2019 and 2018 were $0 and $75, respectively. Restructuring costs during the nine months ended September 30, 2019 and 2018 were $655 and $1,900, respectively. Of these amounts, $181 related to non-cash stock-based compensation and the remainder were cash payments. All amounts relating to the restructurings have been paid.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss (numerator)	$(19,583)	$(15,884)	$(57,968)	$(53,671)
Weighted-average shares, in thousands (denominator)	139,589	138,586	139,025	138,344
Basic and diluted net loss per share	$(0.14)	$(0.12)	$(0.42)	$(0.39)

Potentially dilutive securities outstanding consists solely of outstanding stock options. The Company had stock options outstanding to purchase 14,979 and 15,569 shares of common stock, respectively, as of September 30, 2019 and 2018, respectively.

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

Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; or

Level 3: Unobservable inputs.

The fair value of the Company’s marketable securities of $185,395 and $221,148 as of September 30, 2019 and December 31, 2018, respectively, is valued based on Level 2 inputs. The Company’s investments consist mainly of U.S. government and agency securities, government-sponsored bond obligations and certain other corporate debt securities. Fair value is determined by taking into consideration valuations obtained from third-party pricing services. The third-party pricing services utilize industry standard valuation models, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; issuer credit spreads; benchmark securities; and other observable inputs. The Company has assessed these as Level 2 within the fair value hierarchy of ASC 820. There were no transfers between levels within the hierarchy during the nine months ended September 30, 2019 and 2018. The Company classifies its entire investment portfolio as available for sale as defined in ASC 320, “Debt Securities.” Securities are carried at fair value with the unrealized gains (losses) reported in accumulated other comprehensive income.

The unrealized gain (loss) from marketable securities was $223 and $(199) at September 30, 2019 and December 31, 2018, respectively.

As of September 30, 2019 and December 31, 2018, none of the Company’s investments were determined to be other than temporarily impaired.

The following table summarizes the Company’s investments:

	September 30, 2019				December 31, 2018
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Commercial Paper	$19,862	$38	$—	$19,900	$36,235	$49	$(1)	$36,283
Corporate Debt Securities	111,240	167	(7)	$111,400	159,348	5	(238)	159,115
Government and Agency Securities	54,070	32	(7)	54,095	25,764	—	(14)	25,750
Total	$185,172	$237	$(14)	$185,395	$221,347	$54	$(253)	$221,148

7. Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2019	December 31, 2018
Accrued compensation	$3,694	$4,397
Accrued research and development expenses	8,467	3,414
Accrued professional expenses	1,270	1,049
Other accrued expenses	279	503
Total	$13,710	$9,363

Accrued research and development expenses are comprised of amounts owed to third-party contract research organizations, clinical investigators, laboratories and data managers for research and development work performed on behalf of the Company.

8. Stock-Based Compensation

The Company’s Amended and Restated 2015 Stock Incentive Plan (the “2015 Plan”), is administered by the Company’s board of directors and provides for the grant of incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights and other stock-based awards. The Company’s officers, employees, consultants, advisors and directors are eligible to receive awards under the 2015 Plan; however, incentive stock options may only be granted to employees. Stock option awards are exercisable for a period determined by the Company, but in no event longer than ten years from the date of the grant. Stock option awards generally vest as to 25% of the shares underlying the option on the first anniversary of the date of grant and as to 6.25% of the shares underlying the option quarterly thereafter for the following three years, subject to continued service. In May 2018, the Company’s stockholders approved an amendment and restatement of the 2015 Plan which included an 8,200 increase to the number of shares of common stock that may be issued pursuant to the 2015 Plan. There were 8,535 shares available to be granted under the 2015 Plan as of September 30, 2019.

A summary of the status of the Company’s stock option activity for the nine months ended September 30, 2019 is presented in the table and narrative below:

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2019	14,950	$5.14
Granted	5,398	2.28
Exercised	(1,142)	3.34
Cancelled/Forfeited	(4,227)	6.61
Outstanding at September 30, 2019	14,979	$3.83
Options exercisable at September 30, 2019	6,139	$5.46
Weighted-average fair value of options granted during the period		$1.59

The Company utilizes the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of assumptions which determine the fair value of the stock-based awards. The assumptions used to value options granted are as follows:

Nine Months Ended
	September 30, 2019	September 30, 2018
Expected term of option	5.6 - 6.0 years	6.0 years
Expected volatility	73% - 82%	79% - 80%
Risk free interest rate	1.41% - 2.60%	2.62% - 2.98%
Expected dividend yield	0%	0%

Total compensation expense recorded in the accompanying statements of operations associated with stock option grants made to employees was $1,688 and $1,506 for the three months ended September 30, 2019 and 2018, respectively, and $4,655 and $7,281 for the nine months ended September 30, 2019 and 2018, respectively. Total compensation expense recorded in the accompanying statements of operations associated with stock option grants made to consultants was $0 and $89 for the three months ended September 30, 2019 and 2018, respectively, and $154 and $161 for the nine months ended September 30, 2019 and 2018, respectively. The Company recorded no tax benefit related to these stock options since the Company currently maintains a full valuation allowance on its deferred tax assets.

As of September 30, 2019, the intrinsic value of the stock options outstanding was $10,501, of which $1,764 related to vested stock options and $8,737 related to unvested stock options. The intrinsic value of stock options is calculated based on the difference between the exercise prices of the underlying common stock and the quoted stock price of the Company’s common stock as of the reporting date.

As of September 30, 2019, the total compensation cost related to unvested stock options not yet recognized in the financial statements was approximately $12,719, net of estimated forfeitures, and the weighted average period over which this amount is expected to be recognized is 2.8 years.

9. Comprehensive Loss

The Company reports and presents comprehensive income (loss) in accordance with ASC 220, “Comprehensive Income,” which establishes standards for reporting and display of comprehensive income (loss) and its components in a full set of general purpose financial statements. The objective of the statement is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. The Company’s other comprehensive income (loss) arises from net unrealized gains (losses) on marketable securities. The unrealized gain (loss) from marketable securities was $223 and $(199) at September 30, 2019 and December 31, 2018, respectively.

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

The Company’s operating lease commitments consist of obligations under operating leases for its facilities and office equipment. The Company has leases for its operating facilities in New Haven, Connecticut and Blue Bell, Pennsylvania. The lease agreements require monthly lease payments through September 2022 and November 2022, respectively. In September 2019, the Company modified its existing building lease for its New Haven, CT facilities to exit the majority of its current space early and entered into a lease agreement for new space in the same building in New Haven, CT. The Company does not have any leases that are classified as finance leases.

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

The following table summarizes the Company’s lease obligations as of September 30, 2019:

Year Ending December 31,
Remainder of 2019	$288
2020	800
2021	802
2022	638
Total lease payments	2,528
Less: imputed interest	(256)
Total	$2,272

The following table summarizes the Company’s lease obligations as of December 31, 2018:

Year Ending December 31,
2019	$1,239
2020	551
2021	322
2022	287
Total	$2,399

Expense related to the Company’s operating leases is included in operating expenses and was $262 and $235 for the three months ended September 30, 2019 and 2018, respectively, and $858 and $671 for the nine months ended September 30, 2019 and 2018, respectively.

As of September 30, 2019, the carrying value of the ROU assets was $2,265 and is separately stated on the Company’s balance sheet. The related short-term and long-term liabilities as of September 30, 2019 were $754 and $1,518, respectively.

During the nine months ended September 30, 2019 cash paid for operating leases was $783. As of September 30, 2019, the weighted average remaining lease term was 2.9 years and the weighted average incremental borrowing rate was 7.1%.

11. Commitments and Contingencies

From time to time, in the ordinary course of business, the Company may be subject to litigation and regulatory examinations as well as information gathering requests, inquiries and/or investigations. The Company is not currently subject to any matters where it believes there is a reasonable possibility that a material loss may be incurred.

12. Income Taxes

During the three months ended June 30, 2019, the Company updated its review of “ownership changes” through December 31, 2018 as defined under Section 382 of the Internal Revenue Code of 1986, as amended. Based on this review, the Company’s federal net operating loss carryforwards increased by $115,366. This increase was recorded with an offsetting valuation allowance during the three months ended September 30, 2019. The Company’s total federal net operating loss carryforwards were determined to be $541,254.

13. Subsequent Event

On October 15, 2019, the Company entered into the Merger Agreement with Alexion and Merger Sub, pursuant to which, among other things and subject to the satisfaction or waiver of specified conditions, Merger Sub will merge with and into the Company, with the Company surviving the Merger as a direct wholly owned subsidiary of Alexion.

Under the terms of the Merger Agreement, at the time the Merger becomes effective (the “Effective Time”) each share of Company common stock issued and outstanding immediately prior to the Effective Time (other than certain excluded shares as described in the Merger Agreement) will be automatically converted into (i) the right to receive $6.30 in cash, without interest, and (ii) one (1) contractual contingent value right (a “CVR”) pursuant to the CVR agreement that Alexion and a rights agent mutually agreeable to Alexion and the Company will enter into at or prior to the Effective Time.

In addition, at the Effective Time, each (i) compensatory option to purchase shares of Company common stock (a “Company Stock Option”) that is then outstanding, unexercised and vested (or which, pursuant to its terms or the terms of a contract in effect on October 15, 2019, shall become vested upon the consummation of the Merger), (ii) unvested Company Stock Option held by a Specified Holder (as defined in the Merger Agreement) (each Company Stock Option held by a Specified Holder, a “Specified Holder Option”) who has, at or prior to the Effective Time, delivered to the Company and not revoked a Non-Competition Agreement (as that term is defined in the Merger Agreement), (iii) unvested Company Stock Option, that is not a Specified Holder Option that is held by an officer or employee of the Company other than a Specified Holder who has, at or prior to the Effective Time, delivered to the Company and not revoked a General Release (as that term is defined in the Merger Agreement), and (iv) Company Stock Option that is then outstanding and unexercised, whether or not vested, that is held by an individual who is not an officer or employee of the Company, which, in each case, has a per share exercise price that is less than the Cash Merger Consideration (each, an “In the Money Option”), will be cancelled and converted into the right to receive both (i) a cash payment equal to (A) the excess, of (x) the Cash Merger Consideration over (y) the exercise price payable per share of Company common stock under such Company Stock Option, multiplied by (B) the total number of shares of Company common stock subject to such In the Money Option immediately prior to the Effective Time (without regard to vesting) and (ii) one CVR for each share of Company common stock subject to such In the Money Option immediately prior to the Effective Time (without regard to vesting).

At the Effective Time, each (i) Company Stock Option other than an In the Money Option that is then outstanding, unexercised and vested (or which, pursuant to its terms or the terms of a contract in effect on October 15, 2019, shall become vested upon the consummation of the Merger), (ii) unvested Company Stock Option that is not an In the Money Option that is held by a Specified Holder who has, at or prior to the Effective Time, delivered to the Company and not revoked a Non-Competition Agreement, (iii) unvested Company Stock Option that is not an In the Money Option held by an officer or employee of the Company other than a Specified Holder who has, at or prior to the Effective Time, delivered to the Company and not revoked a General Release, (iv) Company Stock Option other than an In the Money Option that is then outstanding and unexercised, whether or not vested, that is held by an individual who is not an officer or employee of the Company (each, an “Out of the Money Option”), will be cancelled and, except as described below, converted into the right to receive a cash payment, if any, from Alexion with respect to each share of Company common stock subject to the Out of the Money Option upon each Milestone Payment Date (as defined in the CVR Agreement) (each, a “Valuation Point”) which occurs after the Effective Time, equal to (i) the amount by which, as of the Valuation Point, the sum of (x) the Cash Merger Consideration, (y) the amount per share of Company common stock in cash previously paid in respect of any earlier Valuation Points (if any) and (z) the amount per share of Company common stock in cash to be paid at such Valuation Point under the CVR Agreement (collectively, the “Per Share Value Paid”) exceeds the exercise price payable per share of Company common stock under such Out of the Money Option, less (ii) the amount of all payments previously received with respect to such Out of the Money Option. Any Out of the Money Options with an exercise price payable per share of Company common stock equal to or greater than $8.30 and any other Company Stock Options that are not vested as of the effective time and which do not vest pursuant to their respective terms or the terms of a contract in effect on October 15, 2019 that are held by (1) a Specified Holder who has not, at or prior to the Effective Time, delivered to the Company and not revoked a Non-Competition Agreement or (2) an officer or employee of the Company who is not a Specified Holder who has not, at or prior to the Effective Time, delivered to the Company and not revoked a General Release will be cancelled at the Effective Time without any consideration payable therefor.

The Merger Agreement includes customary representations, warranties and covenants in the Merger Agreement. The Merger Agreement includes restrictions on the conduct of the Company’s business prior to the completion of the Merger, generally requiring the Company to conduct its business in the ordinary course and subjecting the Company to a variety of specified limitations absent Alexion’s consent. The closing of the Merger is subject to the adoption of the Merger Agreement by the Company’s shareholders and other customary closing conditions.

Either the Company or Alexion may terminate the Merger Agreement in certain circumstances, including if (1) the Merger is not completed by April 15, 2020, subject to extension by Alexion in certain circumstances in the event that antitrust approval is not obtained (the “End Date”), (2) a governmental authority of competent jurisdiction has issued a final non-appealable order prohibiting the Merger or any applicable law makes consummation of the Merger illegal, (3) the Company’s stockholders fail to adopt the Merger Agreement, (4) the other party breaches its representations, warranties or covenants in the Merger Agreement in a way that would entitle the party seeking to terminate the Merger Agreement not to consummate the Merger, subject to the right of the breaching party to cure the breach, (5) subject to compliance with specified process and notice requirements, the Company terminates the Merger Agreement in order to enter into an agreement providing for a “Superior Proposal” (as such term is defined in the Merger Agreement), or (6) the Company’s board of directors has changed its recommendation in favor of the Merger. In the event of a termination of the Merger Agreement under certain specified circumstances, including termination by Achillion to enter into an agreement providing for a Superior Proposal, or a termination by Alexion following a change in recommendation by the Company’s board of directors, the Company may be required to pay Alexion a termination fee equal to $20,000,000. In the event of a termination of the Merger Agreement under certain specified circumstances, including failure to complete the merger by April 15, 2020 (or such later date as extended by Alexion) if, at the time of such termination, any necessary antitrust approval has not been obtained, or a final non-appealable order prohibiting the Merger by a governmental authority of competent jurisdiction, Alexion may be required to pay the Company a termination fee equal to (i) $30,000,000 if the Merger Agreement is terminated prior to April 15, 2020, (ii) $40,000,000 if Alexion has extended the End Date and the Merger Agreement is terminated after April 15, 2020 but on or prior to July 15, 2020, (iii) $50,000,000 if Alexion has extended the End Date twice and the Merger Agreement is terminated after July 15, 2020 but on or prior to October 15, 2020 or (iv) $60,000,000 if Alexion has extended the End Date three times and the Merger Agreement is terminated after October 15, 2020.

Additional information about the Merger is set forth in the Company’s Current report on Form 8-K filed with the SEC on October 16, 2019, which includes the full text of the Merger Agreement as Exhibit 2.1 thereto.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act and Section 21E of the Securities Exchange Act of 1934, as amended, that involve a number of risks and uncertainties. All statements other than statements relating to historical matters including statements to the effect that we “believe,” “expect,” “anticipate,” “plan,” “target,” “intend” and similar expressions should be considered forward-looking statements. Our actual results could differ materially from those discussed in the forward-looking statements as a result of a number of important factors, including factors discussed in this section and elsewhere in this Quarterly Report on Form 10-Q, including those discussed in Item 1A of this report under the heading “Risk Factors,” and the risks discussed in our other filings with the Securities and Exchange Commission, or SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as the date hereof. We assume no obligation to update these forward-looking statements to reflect events or circumstances that arise after the date hereof except as required by law.

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

Our first-generation factor D inhibitor, ACH-4471, or danicopan, has demonstrated preliminary clinical proof-of-concept in patients with PNH and C3G and is being evaluated for safety and efficacy in phase II clinical trials in both diseases. In September 2019, the U.S. Food and Drug Administration, or FDA, granted us Breakthrough Therapy designation for danicopan for treatment in combination with a C5 monoclonal antibody for patients with PNH who are sub-optimal responders to a C5 inhibitor alone.  In addition to danicopan, we have ACH-5228, a potent and specific orally-administered second-generation factor D inhibitor.  In July 2019, we completed a phase I multiple ascending dose, or MAD, clinical study outside the U.S. with ACH-5228 in healthy volunteers. We intend to advance ACH-5228 into phase II clinical trials for PNH and potentially other complement-mediated diseases. In addition to developing danicopan and ACH-5228, we are continuing our pre-clinical development efforts for our third-generation oral factor D inhibitors. We intend to nominate a lead third-generation compound with unique pharmacokinetic attributes for advancement into the clinic in the second half of 2020.

On October 15, 2019, we entered into an Agreement and Plan of Merger, or Merger Agreement, with Alexion Pharmaceuticals, Inc., a Delaware corporation, or Alexion, and Beagle Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Alexion, or Merger Sub. Pursuant to the Merger Agreement, upon the terms and subject to the conditions thereof, Merger Sub will merge with and into the Company, which we refer to herein as the Merger, with the Company surviving the Merger as a wholly owned subsidiary of Alexion. The initial consideration of approximately $930 million, or $6.30 per share of our common stock, will be funded by Alexion from cash on hand. The transaction includes the potential for additional consideration in the form of non-tradeable contingent value rights, or CVRs, which will be paid to our shareholders if certain clinical and regulatory milestones are achieved within specified periods. Each CVR represent the right to receive $1.00 per share for FDA approval of danicopan within fifty-four months of the closing date of the transaction and $1.00 per share for ACH-5228 Phase 3 initiation within four years of the closing date of the transaction. Alexion’s acquisition of the Company is subject to the approval of Company shareholders and satisfaction of customary closing conditions and approval from relevant regulatory agencies, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Subject to the satisfaction of these conditions, the parties expect the transaction to close in the first half of 2020.  Additional information related to the Merger Agreement is set forth in our Current Report on Form 8-K filed with the SEC on October 16, 2019, which includes the full text of the Merger Agreement as Exhibit 2.1.

We were incorporated on August 17, 1998 in Delaware. Since our inception, we have spent substantial research and development funds to develop our product candidate pipeline and expect to continue to do so for the foreseeable future. We have incurred losses of $19.6 million and $15.9 million for the three months ended September 30, 2019 and 2018, respectively, and $58.0 million and $53.7 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, we had an accumulated deficit of $730.9 million. As of September 30, 2019, we had $229.0 million in cash, cash equivalents and marketable securities and $152,000 of restricted cash.

We have funded our operations primarily through proceeds from the sale of equity securities. Through September 30, 2019, we have received approximately $932.4 million in aggregate gross proceeds from stock issuances, including convertible preferred stock, our initial public offering, private placements of our common stock, registered offerings of our common stock and an equity investment by a former collaboration partner.

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

Our Complement Factor D Program

The following is a summary of our product development programs:

Our objective is to discover, develop and commercialize small molecule therapies that specifically target the complement system to treat complement-mediated disease. Specifically, our near-term strategy includes the following efforts:

•

Advance danicopan, the first oral product candidate to inhibit factor D within the alternative pathway, into late-stage clinical development in PNH patients who are sub-optimal responders to currently available therapies. We are conducting a phase II clinical trial of danicopan for PNH in combination with eculizumab in patients who are sub-optimal responders to eculizumab, a complement 5, or C5, inhibitor that is approved as a monotherapy for PNH and marketed by a third party. We have enrolled 12 patients in this trial. Interim-data from this phase II combination trial was presented at the New Era of Aplastic Anemia and Paroxysmal Nocturnal Hemoglobinuria meeting in Napoli, Italy in May 2019. These phase II interim data demonstrated that danicopan, when added to the standard-of-care C5 inhibitor, had clinically meaningful improvements in laboratory parameters of PNH including hemoglobin, reticulocyte counts, and bilirubin, as well as meaningful improvements in health-related quality of life FACIT-fatigue scores relative to baseline scores of eculizumab. The addition of danicopan nearly eliminated the patients’ needs for blood transfusions in this study. We believe these data reinforce our hypothesis that if the alternative pathway is adequately inhibited, then patient benefit can be achieved in fundamentally different ways than has been seen with C5 inhibitors alone. We believe this is an unmet medical need and a market segment we plan to pursue. In September 2019, the FDA granted us Breakthrough Therapy designation for danicopan for treatment in combination with a C5 monoclonal antibody for patients with PNH who are sub-optimal responders to a C5 inhibitor alone. Dosing with ULTOMIRIS™ (ravulizumab) has been initiated in the extension study in combination with danicopan. In the fourth quarter of 2019, we plan to discuss with regulators the design and initiation of a phase III registrational clinical trial of danicopan in combination with approved C5 inhibitors which we plan to initiate in early 2020.

•

Advance danicopan into late-stage clinical development in C3G/IC-MPGN. As of November 1, 2019, we have enrolled a total of 35 patients in two proof of concept trials of danicopan: a 6-month double-blind, placebo-controlled trial in C3G (13 patients) and a 12-month single-arm open-label trial in C3G/IC-MPGN (22 patients). Our goal is to analyze the interim data from patients enrolled in these two phase II clinical trials together with historic real-world data on C3G patients and meet with regulators to discuss the potential path to move forward into late-stage clinical development in C3G/IC-MPGN. If the data is supportive of moving into a phase III program, we plan to present the data to the FDA in an end of phase II clinical trial meeting in 2020.

•

Advance ACH-5228, our second-generation factor D compound for oral systemic administration, to treat PNH and other complement-mediated diseases. We have completed a phase I, single-ascending dose clinical study in healthy volunteers for ACH-5228 and have observed superior potency and pharmacokinetics compared to danicopan. In July 2019, we completed a phase I multiple ascending dose, or MAD, clinical study with ACH-5228 in healthy volunteers. The results from the phase I MAD study demonstrated that ACH-5228, when dosed 120 mg twice a day or higher, achieved near complete and sustained alternative pathway inhibition with a mean value of >95% at steady state concentrations as measured by alternative pathway hemolysis and alternative pathway Wieslab assays. In the MAD study, ACH-5228 was generally well tolerated over the dose ranges tested, which included the doses expected to be evaluated in phase II clinical trials. Additional nonclinical studies are ongoing. We intend to advance ACH-5228 into a phase II PNH trial in the first half of 2020.We believe that successful development of a second-generation factor D inhibitor has the potential to be transformative for patients and to deliver on the promise of alternative pathway inhibition across a wide spectrum of diseases.

Financial Operations Overview

Revenue

During the three and nine months ended September 30, 2019 and 2018 we did not recognize any revenue.

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

All costs associated with internal research and development, and research and development services for which we have externally contracted, are expensed as incurred. Our research and development expenses for the nine months ended September 30, 2019 and 2018 were as follows:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Clinical candidate direct external costs:
Danicopan (ACH-4471)	$19,631	$16,975
ACH-5228	8,669	1,751
Other factor D inhibitors (oral and intravitreal)	1,905	3,308
Other	368	124
Total direct external costs	30,573	22,158
Internal personnel costs	9,187	9,876
Non-cash stock-based compensation	1,837	2,060
Sub-total direct costs	41,597	34,094
Indirect costs and overhead (1)	4,268	4,003
Research and development tax credit	(121)	(182)
Total research and development	$45,744	$37,915

(1)	Certain prior period amounts have been reclassified for comparability with the current period presentation. Comprehensive loss and shareholders’ equity were not changed.

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

Critical Accounting Policies and Estimates

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our critical accounting estimates is included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in our Annual Report on Form 10-K for the year ended December 31, 2018. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a significant impact on our financial results. During the first nine months of 2019, there were no significant changes in our estimates or our critical accounting policies.

Results of Operations

Results of operations may vary from period to period depending on numerous factors, including the progress of our research and development projects, technological advances and determinations as to the commercial potential of proposed products as well as the timing of payments received under collaborations, strategic alliances, joint ventures or financings, if any.

Comparison of three and nine months ended September 30, 2019 and 2018

Revenues. During the three and nine months ended September 30, 2019 and 2018 we did not recognize any revenue.

Research and Development Expenses. Research and development expenses, exclusive of restructuring charges, were $15.0 million and $12.8 million for the three months ended September 30, 2019 and 2018, respectively, and $45.7 million and $37.9 million for the nine months ended September 30, 2019 and 2018, respectively. The increase for the three months ended September 30, 2019 was primarily due to increased manufacturing and formulation costs related to ACH-5228, partially offset by decreased clinical trial costs for danicopan. The increase for the nine months ended September 30, 2019 was primarily due to increased clinical trial costs related to danicopan and ACH-5228, combined with increased manufacturing and formulation costs related to danicopan and ACH-5228. We expect research and development expenses in the fourth quarter to increase largely due to increased danicopan and ACH-5228 clinical trial costs combined with increased ACH-5228 manufacturing costs. Research and development expenses for the three and nine months ended September 30, 2019 and 2018 were comprised as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	(in thousands)
	2019	2018	Change	% Change	2019	2018	Change	% Change
Personnel costs	$3,040	$2,889	$151	5%	$9,187	$9,876	$(689)	(7)%
Stock-based compensation	726	609	$117	19%	1,837	2,060	(223)	(11)%
Outsourced research and supplies	8,867	7,200	$1,667	23%	27,419	19,053	8,366	44%
Professional and consulting fees	1,121	975	$146	15%	3,464	3,494	(30)	(1)%
Facilities costs	899	978	$(79)	(8)%	2,932	2,877	55	2%
Travel and other costs	386	248	$138	56%	1,026	737	289	39%
Research and development tax credit	(46)	(57)	$11	(19)%	(121)	(182)	61	(34)%
Total	$14,993	$12,842	$2,151	17%	$45,744	$37,915	$7,829	21%

General and Administrative Expenses. General and administrative expenses, exclusive of restructuring charges, were $6.1 million and $4.4 million for the three months ended September 30, 2019 and 2018, respectively, and $16.3 million and $17.9 million for the nine months ended September 30, 2019 and 2018, respectively. The increase for the three months ended September 30, 2019 was primarily due to increased legal fees combined with market research related professional fees. The decrease for the nine months ended September 30, 2019 was primarily due to decreased personnel costs and non-cash stock-based compensation charges related to the transition of our former chief executive officer. We expect general and administrative expenses to increase somewhat in fourth quarter as compared with prior quarters primarily due to increased legal and other professional fees related to the Merger Agreement. General and administrative expenses for the three and nine months ended September 30, 2019 and 2018 were comprised as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	(in thousands)
	2019	2018	Change	% Change	2019	2018	Change	% Change
Personnel costs	$1,597	$1,265	$332	26%	$4,894	$5,483	$(589)	(11)%
Stock-based compensation	981	1,003	(22)	(2)%	3,024	5,255	(2,231)	(42)%
Professional and consulting fees	2,384	1,355	1,029	76%	5,378	4,545	833	18%
Facilities costs	447	374	73	20%	1,454	1,126	328	29%
Travel and other costs	652	450	202	45%	1,576	1,515	61	4%
Total	$6,061	$4,447	$1,614	36%	$16,326	$17,924	$(1,598)	(9)%

Restructuring Charges. We incurred restructuring charges of $0 and $75,000 during the three months ended September 30, 2019 and 2018, respectively, and $0.7 million and $1.9 million during the nine months ended September 30, 2019 and 2018, respectively. These charges consist primarily of employee severance payments, continuation of benefits and outplacement services resulting from the implementation of our restructuring plans in January 2019 and February 2018 which reduced employee headcount.

Other Income (Expense). Interest income was $1.5 million and $1.5 million for the three months ended September 30, 2019 and 2018, respectively.   Interest expense was $2,000 and $4,000 for the three months ended September 30, 2019 and 2018, respectively.

Interest income was $4.8 million and $4.1 million for the nine months ended September 30, 2019 and 2018, respectively. The $0.7 million, or 17%, increase was primarily due to a greater return on investments during the nine months ended September 30, 2019. Interest expense was $18,000 and $25,000 for the nine months ended September 30, 2019 and 2018, respectively.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through proceeds from the sale of equity securities. Through September 30, 2019, we have received approximately $932.4 million in aggregate gross proceeds from stock issuances, including convertible preferred stock, our initial public offering, private placements of our common stock, registered offerings of our common stock and an equity investment by a former collaboration partner. We had $229.0 million and $271.0 million in cash, cash equivalents and marketable securities as of September 30, 2019 and December 31, 2018, respectively, and $152,000 of restricted cash as of September 30, 2019 and December 31, 2018. We regularly review our investments and monitor the financial markets. As of September 30, 2019, our cash, cash equivalents and marketable securities included short-term financial instruments, primarily money market funds, government sponsored bond obligations and other investment grade corporate debt securities.

In February 2017, we filed a universal shelf registration on Form S-3 with the SEC, which was declared effective by the SEC on April 28, 2017, to register for sale from time to time up to $250.0 million of common stock, preferred stock, warrants and/or units in one or more registered offerings. Further, in February 2017, we entered into a sales agreement with Cantor Fitzgerald & Co., or Cantor, as sales agent, pursuant to which, from time to time, we may offer and sell shares of our common stock in “at-the-market” offerings having an aggregate offering price of up to $75.0 million through Cantor pursuant to such universal shelf registration statement.

Operating Activities

Cash used in operating activities was $48.3 million for the nine months ended September 30, 2019 and was primarily attributable to our $58.0 million net loss, partially offset by $4.9 million in non-cash stock-based compensation and a $4.3 million increase in accrued expenses. Cash used in operating activities was $50.3 million for the nine months ended September 30, 2018 and was primarily attributable to our $53.7 million net loss, combined with a $3.6 million decrease in accounts payable. This amount was partially offset by $7.5 million in non-cash stock-based compensation.

Investing Activities

Cash provided by investing activities was $38.3 million for the nine months ended September 30, 2019 and was primarily attributable to $227.2 million in maturities of marketable securities, partially offset by $188.7 million in purchases of marketable securities. Cash provided by investing activities was $41.3 million for the nine months ended September 30, 2018 and was primarily attributable to $214.7 million in maturities of marketable securities, partially offset by $173.0 million in purchases of marketable securities.

Financing Activities

Cash provided by financing activities was $3.8 million for the nine months ended September 30, 2019 and was primarily attributable to proceeds from the exercise of stock options. Cash provided by financing activities was $1.9 million for the nine months ended September 30, 2018 and was primarily attributable to proceeds from the exercise of stock options.

Our product development programs and the potential commercialization of our product candidates, if any, will require substantial additional cash to fund expenses. As a result, we will need to raise additional funds prior to, among other things, being able to complete the development of any of our product candidates, obtain regulatory approvals, market any of our product candidates, fund operating losses, and if deemed appropriate, establish manufacturing and sales and marketing capabilities. For some of our product candidates, we may collaborate with third-party pharmaceutical and biotechnology companies for the development and potential commercialization of our product candidates, or we will seek to raise funds through public or private equity or debt financings or other sources of financing. There can be no assurance that we will be able to enter into third-party collaborations, or that funds will be available on terms favorable to us, if at all. Based on our development plan, if the Merger is not consummated, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our current projected operating requirements for at least the next 12 months from the issuance date of the financial statements included in this Quarterly Report on Form 10-Q. However, our future capital requirements may change and will depend upon numerous factors, including but not limited to:

•	changes in the likelihood or timing of the consummation of the proposed Merger;
•	the scope, progress, results and costs of drug discovery, preclinical development, laboratory testing and clinical trials for our product candidates;
•	our ability to enter into and the terms and timing of any collaborations, licensing or other arrangements that we may establish;
•	the number of future product candidates that we pursue and their development requirements;
•	the outcome, timing and costs of seeking regulatory approvals;
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

We may augment our cash balance through financing transactions, including through a combination of public and private equity offerings, debt financings and collaboration, strategic alliance and licensing arrangements. For example, in February 2017, we entered into an agreement with Cantor pursuant to which, from time to time, we may offer and sell up to $75.0 million of shares of our common stock “at the market” through Cantor pursuant to a universal shelf registration statement that we filed with the SEC in February 2017. In connection with capital raising activities, we may be required to dilute the ownership interests of our existing stockholders substantially. There can be no assurance that we will be able to obtain adequate levels of additional funding on favorable terms, if at all. If the proposed Merger is not consummated and we are unable to obtain adequate levels of additional funding, we may be required to:

•	delay, reduce the scope of, or eliminate research and development programs, including our complement inhibitor program;
•

obtain funds through arrangements with collaborators or others on terms that may be unfavorable to us or that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently; and/or

•	pursue merger or acquisition strategies, subject to the restrictions on seeking alternative transactions before the completion of the Merger pursuant to the terms of the Merger Agreement.

If our operating plan changes, or the Merger is not timely consummated, we may need additional funds sooner than planned. Such additional financing may not be available when we need it or may not be available on terms that are favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. If adequate funds are not available to us on a timely basis, or at all, we may be required to terminate or delay preclinical studies, clinical trials or other development activities for one or more of our product candidates. We may seek additional financing through a combination of private and public equity offerings, debt financings and collaboration, strategic alliance and licensing arrangements, subject to the restrictions pursuant to the terms of the Merger Agreement. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing stockholders will be diluted, and the terms may include adverse liquidation or other preferences that adversely affect stockholders’ rights.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2019.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Relating to the Merger

On October 15, 2019, we entered into the Agreement and Plan of Merger, or the Merger Agreement, with Alexion Pharmaceuticals, Inc., a Delaware corporation, or Alexion, and Beagle Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Alexion, or Merger Sub, pursuant to which, subject to the terms and conditions of the Merger Agreement, Merger Sub will merge with and into the Company, with the Company surviving the Merger as a direct wholly owned subsidiary of Alexion. Subject to the terms of the Merger Agreement, at the time the Merger becomes effective, or Effective Time, each share of our common stock, par value $0.001 per share, issued and outstanding immediately prior to the Effective Time will be canceled and automatically converted into the right to receive (i) $6.30 in cash, without interest and subject to any applicable withholding taxes, and (ii) one (1) contractual contingent value right, or CVR, which will represent the right to receive contingent cash payments from Alexion upon the achievement of certain milestones (in each case subject to the terms and conditions of the CVR agreement to be entered into in accordance with the Merger Agreement). There is no guaranty that any payments will be received from the CVR agreement.

We and Alexion may be unable to satisfy the conditions required to complete the Merger, and any delay in completing the Merger could diminish the anticipated benefits of the Merger. Failure to complete the Merger could adversely impact the market price of our shares as well as our business and operating results.

The consummation of the Merger is subject to a number of conditions, including approval by our stockholders and other customary closing conditions. We cannot make any assurances that the Merger will be consummated on the terms or timeline currently contemplated or at all.

Completion of the Merger is also conditioned upon the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. While we and Alexion intend to pursue vigorously all required governmental clearances, the requirement to receive these clearances before the consummation of the Merger could delay the Merger or result in an inability to complete the Merger. Any delay in the completion of the Merger could diminish anticipated benefits of the Merger, including realization of expected synergies and operating efficiencies, or result in additional transaction costs, loss of revenue or other effects associated with uncertainty about the Merger.

To the extent that the market price of the shares of our common stock reflects positive market assumptions that the Merger will be consummated, the price of such shares may decline if the Merger is not consummated for any reason or in a timely manner.

We may also be subject to additional risks if the Merger is not consummated, including:

•	depending on the reasons for termination of the Merger Agreement, the requirement that we pay Alexion a termination fee of $20 million;
•	the fact that substantial costs related to the Merger, such as legal, accounting, filing, financial advisory and financial printing fees, must be paid regardless of whether the Merger is completed;
•

possible negative reactions from our customers, clients, suppliers and employees, which could adversely affect our ability to maintain relationships with such customers, clients and suppliers, impair our ability to retain and motivate key personnel and lead to the disruption of our ongoing business or otherwise adversely affect our business and financial results, without our realizing any of the benefits of having the Merger completed;

•

the fact that matters relating to the Merger may require substantial commitments of time and resources by our management, which could otherwise have been devoted to day-to-day operations and other strategic or financing opportunities that may have been beneficial to us as an independent company;

•

the fact that under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Merger, which may adversely affect our ability to execute certain of our business strategies or pursue certain strategic or financing opportunities that would have been beneficial to us an independent company; and

•

the fact that we may need additional funds sooner than planned if the Merger is not timely consummated, and uncertainty arising from the pendency of the Merger could impact our ability to obtain additional funds on the timeline or on terms that might otherwise have been available.

The announcement and pendency of the Merger could adversely affect our business and operations.

Whether the Merger is ultimately consummated or not, its announcement and pendency could have a number of negative effects on our current business, including potentially disrupting our regular operations, diverting the attention of our workforce and management team, or increasing workforce turnover. The completion of the Merger, including, for example, efforts to obtain regulatory clearances, will require significant time and attention from our management and may divert attention from the day-to-day operations of our business. Any uncertainty over the ability of us and Alexion to complete the Merger could make it more difficult for us to retain certain key employees or attract new talent or to pursue business strategies.

Parties with which we have business relationships, either contractual or operational, may experience uncertainty as to the future or desirability of such relationships and may delay or defer certain business decisions, seek alternative relationships with third parties or seek to alter their present business relationships with us. Parties with whom we otherwise may have sought to establish business relationships may seek alternative relationships with third parties.

The Merger Agreement subjects us to restrictions on our business activities and obligates us to generally operate our business in the ordinary course of business in all material respects prior to completion of the Merger. These restrictions could prevent us from pursuing attractive business opportunities that arise prior to the completion of the Merger and are outside the ordinary course of business, or otherwise have an adverse effect on our results of operations, cash flows and financial position.

The Merger Agreement limits our ability to pursue alternatives to the Merger.

The Merger Agreement contains provisions that make it more difficult for us to enter into alternative transactions. The Merger Agreement contains certain provisions that restrict our ability to, among other things, solicit, initiate or knowingly encourage or knowingly facilitate alternative acquisition proposals from third parties, to provide non-public information to third parties in connection with alternative acquisition proposals and to engage in discussions with third parties regarding alternative acquisition proposals, subject to customary exceptions. The Merger Agreement also provides that our board of directors will not change its recommendation that our stockholders adopt the Merger Agreement and will not approve any agreement with respect to an acquisition proposal, subject to limited exceptions.

In addition, we may be required to pay a termination fee of $20 million to Alexion if the Merger is not consummated under specified circumstances, including , among others, if the Merger Agreement is terminated by us to enter into a definitive agreement with respect to a superior proposal (subject to compliance with certain procedures) or if the Merger Agreement is terminated by Alexion as a result of a change of recommendation by our board of directors . Notwithstanding the foregoing, in no event will the termination fee be paid to Alexion more than once. In addition, upon adoption of the Merger Agreement by our stockholders, our right to terminate the Merger Agreement in response to a superior proposal will be eliminated. While we believe these provisions are reasonable, customary and not preclusive of other offers, the provisions might discourage a third party that has an interest in acquiring all or a significant part of us from considering or proposing such acquisition, even if such party was prepared to pay consideration with a higher per-share value than the currently proposed merger consideration. Furthermore, the requirement to pay a termination fee under certain circumstances may result in a third party proposing to pay a lower per-share price to acquire us than it might otherwise have proposed to pay because of the added expense of the $20 million termination fee that may become payable by us in certain circumstances.

Litigation against us and the members of our board of directors arising out of our pending acquisition by Alexion may delay or prevent the completion of the Merger.

Lawsuits could be filed that could delay or prevent our acquisition by Alexion, divert the attention of our management and employees from our day-to-day business and otherwise adversely affect us financially.

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

•	interpretations of data by the FDA and similar foreign regulatory agencies which may differ from our interpretation of data;
•	timely receipt of marketing approvals from applicable regulatory authorities;
•	the performance of any future collaborators;
•	the extent of any required post-marketing approval commitments to applicable regulatory authorities;
•	establishment of supply arrangements with third-party raw materials suppliers and manufacturers;
•	establishment of arrangements with third-party manufacturers to obtain finished drug products that are appropriately packaged for sale;
•	obtaining and maintaining patent, trade secret protection and regulatory exclusivity, both in the United States and internationally;
•	protection of our rights in our intellectual property portfolio;
•	successful commercial launch following any marketing approval;
•	a continued acceptable safety profile following any marketing approval; and

•	commercial acceptance of our products or those of our collaborators, if and when approved, by patients, the medical community and third-party payors.

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

The outcome of preclinical studies and early clinical trials may not be positive and may not be predictive of the success of later clinical trials, and interim results of clinical trials do not necessarily predict success in future clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier development, and we cannot be certain that we will not face similar setbacks. For example, we intend to submit an IND application for ACH-5228 to the FDA in the fourth quarter of 2019. However, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin for ACH-5228 or any other product candidate for which we submit an IND to the FDA, or that, once begun, issues will not arise that suspend or terminate clinical trials for such product candidates. In addition, the design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. In addition, changes to formulations of product candidates may result in delays and requirements for additional clinical testing. We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses. Many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for the product candidates. Even if we, or any future collaborators, believe that the results of clinical trials for our product candidates warrant marketing approval, the FDA or comparable foreign regulatory authorities may disagree and may not grant marketing approval of our product candidates.

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

Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable product candidates. For example, we are currently focusing our efforts on developing ACH-4471 (“danicopan”) in phase II clinical trials for PNH, C3G, and IC-MPGN, and ACH-5228 is currently in phase I clinical development. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to the product candidate.

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

Other adverse events may occur. In our phase I multiple ascending dose study of danicopan in healthy volunteers, two cases of self-limited, alanine aminotransferase, or ALT, elevations (Grade 3 and 4) were observed post-treatment in the two highest dose groups, with neither subject exhibiting signs or symptoms of liver decompensation. Both subjects’ ALT levels normalized without intervention during follow up. Further, no treatment-associated fever or infections were observed. ALT is a liver enzyme measure to see whether a liver is damaged or diseased. We have also seen a serious adverse event of elevated liver enzymes in a patient in our PNH monotherapy program which resolved without intervention when the patient was discontinued from danicopan treatment. There is a risk that increases in ALT will be seen more frequently as more patients are enrolled in our clinical trials and dosed with danicopan. To date, danicopan has been dosed in few patients and for limited durations, the longest being approximately 29 months, and there is a risk that in longer dosing durations planned for our clinical trials, patients may experience increases in ALT or other adverse events. There is also a risk that doses of danicopan which we believe can be safely administered to patients may not be effective in treating complement-mediated diseases such as PNH or C3G.

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

•

the FDA or comparable foreign regulatory authorities may fail to approve or subsequently find fault with the manufacturing processes or facilities of third-party manufacturers with which we, or any future collaborators, enter into agreements for clinical and commercial supplies;

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

Even if one of our product candidates receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors, health authorities and others in the medical community necessary for commercial success and the market opportunity for the product candidate may be smaller than we estimate.

We have never commercialized a product. Even if one of our product candidates is approved by the appropriate regulatory authorities for marketing and sale, it may nonetheless fail to gain sufficient, or even any, market acceptance by physicians, patients, third-party payors, health authorities and others in the medical community. For example, physicians are often reluctant to switch their patients from existing therapies even when new and potentially more effective or convenient treatments enter the market. Further, patients often acclimate to the therapy that they are currently taking and do not want to switch unless their physicians recommend switching products or they are required to switch therapies due to lack of reimbursement for existing therapies.

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

Even if we, or any future collaborators, are able to commercialize any product candidate that we, or they, develop, the product may become subject to unfavorable pricing regulations, third-party payor reimbursement practices or healthcare reform initiatives that could harm our business.

The commercial success of our product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by third-party payors, including government health administration authorities and private health coverage insurers. If coverage and reimbursement is not available, or reimbursement is available only to limited levels, we, or any future collaborators, may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us, or any future collaborators, to establish or maintain pricing sufficient to realize a sufficient return on our or their investments. In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors and coverage and reimbursement for products can differ significantly from payor to payor.

There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved products. Marketing approvals, pricing and reimbursement for new drug products vary widely from country to country. Some countries require approval of the sale price of a product before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we, or any future collaborators, might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay commercial launch of the product, possibly for lengthy time periods, which may negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability or the ability of any future collaborators to recoup our or their investment in one or more product candidates, even if our product candidates obtain marketing approval.

Patients who are provided medical treatment for their conditions generally rely on third party payors to reimburse all or part of the costs associated with their treatment. Therefore, our ability, and the ability of any future collaborators, to commercialize any of our product candidates will depend in part on the extent to which coverage and reimbursement for these products and related treatments will be available from third-party payors. Third party payors decide which medications they will cover and establish reimbursement levels. The healthcare industry is acutely focused on cost containment, both in the United States and elsewhere. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications, which could affect our ability or that of any future collaborators to sell our product candidates profitably. These payors may not view our products, if any, as cost-effective, and coverage and reimbursement may not be available to our customers, or those of any future collaborators, or may not be sufficient to allow our products, if any, to be marketed on a competitive basis. Cost-control initiatives could cause us, or any future collaborators, to decrease the price we, or they, might establish for products, which could result in lower than anticipated product revenues. If the prices for our products, if any, decrease or if governmental and other third-party payors do not provide coverage or adequate reimbursement, our prospects for revenue and profitability will suffer.

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

In addition, increasingly, third-party payors are requiring higher levels of evidence of the benefits and clinical outcomes of new technologies and are challenging the prices charged. We cannot be sure that coverage will be available for any product candidate that we, or any future collaborator, commercialize and, if available, that the reimbursement rates will be adequate. Further, the net reimbursement for products may be subject to additional reductions if there are changes to laws that presently restrict imports of products from countries where they may be sold at lower prices than in the United States. An inability to promptly obtain coverage and adequate payment rates from both government-funded and private payors for any of our product candidates for which we, or any future collaborator, obtain marketing approval could significantly harm our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

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

We have incurred significant annual net operating losses since our inception. We expect to continue to incur significant and accumulating net operating losses for at least the next several years. Our net losses were $58.0 million and $53.7 million for the nine months ended September 30, 2019 and 2018, respectively. We had an accumulated deficit of $730.9 million at September 30, 2019. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We are currently only in the phase II clinical testing stage for our most advanced product candidate under our complement inhibitor platform and expect that it will be many years, if ever, before we have a product candidate ready for commercialization.

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

We believe that our existing cash, cash equivalents and marketable securities as of September 30, 2019, will enable us to fund our current projected operating requirements for at least the next 12 months from the issuance date of the financial statements included in this Quarterly Report on Form 10-Q. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•	changes in the likelihood or timing of the consummation of the proposed Merger;
•	the scope, progress, results and costs of drug discovery, preclinical development, laboratory testing and clinical trials for our product candidates;
•	our ability to enter into and the terms and timing of any collaborations, licensing or other arrangements that we may establish;
•	the number of future product candidates that we pursue and their development requirements;
•	the outcome, timing and costs of seeking regulatory approvals;
•

the costs of commercialization activities for any of our product candidates that receive marketing approval to the extent such costs are not the responsibility of any collaborators, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;

•	subject to receipt of marketing approval, revenue, if any, received from commercial sales of our product candidates;
•	our headcount growth and associated costs as, and when, we seek to expand our clinical development capabilities and establish a commercial infrastructure;
•	the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent and other intellectual property rights and defending against intellectual property-related claims;
•	our ability to raise debt or equity capital, including any changes in the credit or equity markets that may impact our ability to obtain capital in the future;
•	the costs associated with, and the outcome of, lawsuits against us, if any;
•	our acquisition and development of new technologies and product candidates;
•	competing technological and market developments, including those currently unknown to us; and

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

On December 22, 2017, President Trump signed into law legislation, commonly referred to as the Tax Cuts and Jobs Act, or TCJA, that significantly revised the Internal Revenue Code of 1986, as amended. The TCJA, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income, limitation on the amount of research and development expenses deductible per year, and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the TCJA remains uncertain and our business and financial condition could be adversely affected. In addition, how various states will respond to the TCJA continues to be uncertain. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. During 2018, interpretive guidance on the TCJA was issued in the form of proposed regulations which remain subject to change until finalized by the Internal Revenue Service. Pursuant to SEC SAB No. 118, we were allowed a measurement period of up to one year after the enactment date of the TCJA to finalize the recording of the related tax accounting effects. As of December 31, 2018, we completed our accounting for the effects of the TCJA and no measurement period adjustments were been recorded. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

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

•	manufacturing delays if we change existing contract manufacturers or engage new contract manufacturers;
•	the possible termination or nonrenewal of agreements by our third-party contractors at a time that is costly or inconvenient for us;
•	the possible breach by the third-party contractors of our agreements with them;
•	the failure of third-party contractors to comply with applicable regulatory requirements;
•	the possible mislabeling of clinical supplies, potentially resulting in the wrong dose amounts being supplied or active drug or placebo not being properly identified;
•	the possibility of clinical supplies not being delivered to clinical sites on time, leading to clinical trial interruptions; and
•	the possible misappropriation of our proprietary information, including our trade secrets and know-how.

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

If any of our future product candidates are approved by any regulatory agency, we plan to enter into agreements with third party contract manufacturers for the commercial production and distribution of those products. It may be difficult for us to reach agreement with a contract manufacturer on satisfactory terms or in a timely manner. In addition, we may face competition for access to manufacturing facilities as there are a limited number of contract manufacturers operating under current good manufacturing practices, or cGMPs, that are capable of manufacturing our product candidates. Consequently, we may not be able to reach agreement with third-party manufacturers on satisfactory terms, which could delay our commercialization efforts.

Third-party manufacturers are required to comply with cGMPs and similar regulatory requirements outside the United States. Facilities used by our third-party manufacturers must be approved by the FDA after we submit an NDA and before potential approval of the product candidate. Similar regulations apply to manufacturers of our product candidates for use or sale in foreign countries. We do not control the manufacturing process and are completely dependent on our third-party manufacturers for compliance with the applicable regulatory requirements for the manufacture of our product candidates. If our manufacturers cannot successfully manufacture material that conforms to our specifications or the strict regulatory requirements of the FDA and any applicable foreign regulatory authority, they will not be able to secure the applicable approval for their manufacturing facilities. If these facilities are not approved for commercial manufacture, we may need to find alternative manufacturing facilities, which could result in delays in obtaining approval for the applicable product candidate.

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

Our research, development or commercialization activities, including any product candidates or products resulting from these activities, may infringe or be claimed to infringe patents or other proprietary rights owned by third parties and to which we do not hold licenses or other rights. We may not be aware of third-party patents that a third party might assert against us. For example, there may be third party applications that have been filed but not published that, if issued, could be asserted against us. If a patent infringement suit were brought against us, we could be forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is the subject of the suit. Further, if we are found to have infringed a third-party patent, we could be obligated to pay royalties and/or other payments to the third party for the sale of our product, which may be substantial, or we could be enjoined from selling our product. We could also incur substantial litigation costs.

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

Moreover, our ability to protect and enforce our intellectual property rights may be adversely affected by changes in foreign intellectual property laws. Additionally, laws of some countries outside of the United States and Europe do not afford intellectual property protection to the same extent as the laws of the United States and Europe. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. The legal systems of some countries, including India, China and other developing countries, may not favor the enforcement of our patents and other intellectual property rights. This could make it difficult for us to stop the infringement of our patents or the misappropriation of our other intellectual property rights. A number of foreign countries have stated that they are willing to issue compulsory licenses to patents held by innovator companies on approved product to allow the government or one or more third-party companies to sell the approved product without the permission of the innovator patentee where the foreign government concludes it is in the public interest. India, for example, has used such a procedure to allow domestic companies to make and sell patented products without innovator approval. There is no guarantee that patents covering any of our product will not be subject to a compulsory license in a foreign country, or that we will have any influence over if or how such a compulsory license is granted. In addition, several other countries have created laws that make it more difficult to enforce product patents than patents on other kinds of technologies. Further, under the treaty on the Trade-Related Aspects of Intellectual Property Rights, or TRIPS, as interpreted by the Doha Declaration, countries in which product are manufactured are required to allow exportation of the product to a developing country that lacks adequate manufacturing capability. Therefore, our drug markets in the U.S. or foreign countries may be affected by the influence of current public policy on patent issuance, enforcement or involuntary licensing in the healthcare area.

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

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. On March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The United Kingdom has a period of a maximum of two years from the date of its formal notification to negotiate the terms of its withdrawal from, and future relationship with, the European Union. If no formal withdrawal agreement is reached between the United Kingdom and the European Union, then it is expected the United Kingdom’s membership of the European Union will automatically terminate on the deadline, which was initially March 29, 2019. That deadline has been extended to January 31, 2020 to allow the parties to negotiate a withdrawal agreement, which has proven to be extremely difficult to date. Discussions between the United Kingdom and the European Union will continue to focus on withdrawal issues and transition agreements. However, limited progress to date in these negotiations and ongoing uncertainty within the UK Government and Parliament sustains the possibility of the United Kingdom leaving the European Union without a withdrawal agreement and associated transition period in place, which is likely to cause significant market and economic disruption.

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

•

the federal Physician Payments Sunshine Act requires applicable manufacturers of covered drugs to annually report to the Centers for Medicare & Medicaid Services, or CMS, (i) payments and other transfers of value to physicians and teaching hospitals, and (ii) certain physician ownership or investment interests; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws and transparency statutes, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by third party-payors, including private insurers.

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

In addition, CMS has proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. On November 30, 2018, CMS announced a proposed rule that would amend the Medicare Advantage and Medicare Part D prescription drug benefit regulations to reduce out of pocket costs for plan enrollees and allow Medicare plans to negotiate lower rates for certain drugs. Among other things, the proposed rule changes would allow Medicare Advantage plans to use pre-authorization (PA) and step therapy (ST) for six protected classes of drugs, with certain exceptions, permit plans to implement PA and ST in Medicare Part B drugs; and change the definition of “negotiated prices” while a definition of “price concession” in the regulations. It is unclear whether these proposed changes will be accepted, and if so, what effect such changes will have on our business. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

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

As of November 1, 2019, our directors, executive officers and stockholders who own more than 5% of our outstanding common stock, together with their affiliates and related persons, beneficially owned, in the aggregate, greater than approximately 40% of our outstanding common stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation, sale of all or substantially all of our assets or similar transaction, as well as our management and affairs. The interests of this group of stockholders may not always coincide with our corporate interests or the interest of other stockholders, and they may act in a manner with which you may not agree or that may not be in the best interests of other stockholders. This concentration of voting power may have the effect of delaying, deferring or preventing a change in control of our company on terms that other stockholders may desire and entrenching our management or board or directors.

Our stock price has been and may in the future be volatile, and the market price of our common stock may decline in value in the future.

The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future. During the period from January 1, 2009 to September 30, 2019, our stock price has ranged from a low of $0.70 to a high of $16.87. Market prices for securities of development-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	changes in the likelihood or timing of the consummation of the proposed Merger;
•	the results of current and planned clinical trials of our product candidates including our complement factor D product candidates;
•	the results of clinical trials conducted by others on products that would compete with our product candidates;
•	the announcements of those data, particularly at high profile medical meetings, and the investment community’s perception of and reaction to those data;
•	the entry into, modification of, or termination of collaborations and other key agreements;
•	market expectations about the timeliness of our entry into, failure to enter to, or termination of, collaboration arrangements with third parties;
•	the results of regulatory reviews and actions relating to the approval of our product candidates;
•	our failure to obtain patent protection for any of our product candidates or the issuance of third-party patents that cover our product candidates;
•	the initiation of, material developments in, or conclusion of litigation;
•	failure of any of our product candidates, if approved, to achieve commercial success;
•	general and industry-specific economic conditions that may affect our business, financial condition and operations, including without limitation research and development expenditures;
•	the launch of products by others that would compete with our product candidates;
•	the benefits of, and market reaction to, any restructurings we undertake;
•	the failure or discontinuation of any of our research programs;
•	issues in manufacturing our product candidates or any approved products;
•	the introduction of technological innovations or new commercial products by us or our competitors;
•	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;
•	future sales, or the anticipation of future sales, of our common stock by us, our insiders or other stockholders;
•	changes in the structure of health care payment systems;
•	period-to-period fluctuations in our financial results;
•	low trading volume of our common stock; and
•	the other factors described in this “Risk Factors” section.

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

2.1

Agreement and Plan of Merger, dated October 15, 2019, by and among the Registrant, Alexion Pharmaceuticals, Inc. and Beagle Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K (File No. 001-33095) filed with the Securities and Exchange Commission on October 16, 2019).

3.1	Amended and Restated By-Laws of the Registrant, as amended
10.1	Sublease Agreement by and between the Registrant and Yale University, dated as of September 13, 2019

31.1	Certification of President and Chief Executive Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Achillion Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

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

Attached as Exhibit 101 to this Form 10-Q are the following formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets at September 30, 2019 (unaudited) and December 31, 2018, (ii) Statements of Comprehensive Loss for the three and nine months ended September 30, 2019 and 2018 (unaudited), (iii) Statements of Stockholders’ Equity for the three and nine months ended September 30, 2019 and 2018, (iv) Statements of Cash Flows for the nine months ended September 30, 2019 and 2018 (unaudited), and (v) Notes to Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACHILLION PHARMACEUTICALS, INC.

Dated: November 7, 2019	/s/ Joseph Truitt
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 7, 2019	/s/ Brian Di Donato
Chief Financial Officer
(Principal Financial and Accounting Officer)